Form 10-K
period 2015-05-03
CULP INC
filed 2015-07-17
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2015

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

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

As of May 3, 2015, 12,219,121 shares of common stock were outstanding.  As of November 2, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $198,300,713 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 16, 2015 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT
TABLE OF CONTENTS

Item No.	Page
PART I

PART II

Item No.	Page
PART III

10.	Directors, Executive Officers, and Corporate Governance	87

11.	Executive Compensation	87

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87

13.	Certain Relationships, Related Transactions, and Director Independence	88

14.	Principal Accountant Fees and Services	88

PART IV

15.	Exhibits and Financial Statement Schedules	89

	Documents Filed as Part of this Report	89

	Exhibits	91

	Financial Statement Schedules	91

	Signatures	92

	Exhibit Index	93

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements whether as a result of new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “depend” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, capital expenditures, income taxes, SG&A or other expenses, earnings, cash flow, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances that may not occur.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufacturers, sources, and markets mattress fabrics and sewn covers used for covering mattresses and box springs, and upholstery fabrics, including cut and sewn kits, primarily used in production of upholstered furniture. The company competes in a fashion-driven business, and we strive to differentiate our products by placing sustained focus on innovation and design creativity. In addition, Culp places great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales.  We have two operating segments — mattress fabrics and upholstery fabrics.  The mattress fabrics business markets primarily knitted and woven fabrics, and sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, box springs, and mattress sets.  The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  We had thirteen active manufacturing plants and distribution facilities as of the end of fiscal 2015, located in North and South Carolina; Quebec, Canada; and Shanghai, China.  We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics produced specifically for Culp and created by Culp designers.  We operate distribution centers in North Carolina and Shanghai, China, to facilitate distribution of our products.

Total net sales in fiscal 2015 were $310.2 million.  The mattress fabrics segment had net sales of $179.7 million (58% of total net sales), while the upholstery fabrics segment had net sales of $130.4 million (42% of total net sales).

During fiscal 2015, both segments continued to build upon strategic initiatives and structural changes over the last several years.  The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and the introduction of new designs to keep current with industry trends and differentiate our products.  This approach has helped us drive consistent sales growth, with fiscal 2015 representing our sixth consecutive year of higher net sales.

Both the strength of furniture and mattress industries demand for our products has improved during the past several years, however overall sales have still not returned to the levels seen before the economic downturn.  During the same period, we have experienced positive responses from customers to our innovative designs and new products introduced during these years, and our profits have responded accordingly.  Pre-tax income reported for fiscal 2015 was $23.0 million, the highest level in Culp's history.  An increasing percentage of our sales are now based on new product introductions.

The mattress fabrics segment has made strategic investments in capital projects and expansion initiatives in recent years, to maintain a more flexible approach to fabric sourcing, in line with challenging industry conditions.  These expenditures included a record capital expenditure level for the segment in fiscal 2015 for expansion projects to provide increased manufacturing capacity and more efficient equipment for this segment, following several successful acquisitions.  The mattress fabrics segment has also expanded its design capabilities with additional personnel and product software to enhance innovation.  During fiscal 2013, this segment announced a new joint marketing agreement to market sewn mattress covers, which involved the establishment of a new production facility.  Early in fiscal 2014, we completed an asset purchase and related consulting agreement that provided for, among other things, the purchase of equipment and certain other assets and the restructuring of prior consulting and non-compete agreements.  These initiatives have allowed for further expansion of our mattress fabrics business.

Our upholstery fabrics segment underwent major changes over the past decade, transforming from a primarily U.S.-based manufacturing operation with large amounts of fixed assets, to a more flexible variable cost model, with most fabrics sourced in Asia. At the same time, we have maintained control over the key components of fabric production such as design, finishing, quality control, and distribution.  These changes involved a multi-year restructuring process that ended in fiscal 2009, during which time our upholstery fabric sales declined considerably.  This multi-year trend of declining upholstery revenues has reversed, and sales in this segment have now increased for each of the past six fiscal years.  Since the end of the multi-year restructuring, we have focused on product innovation and marketing, including the exploration of new markets.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales

Segment	Fiscal 2015		Fiscal 2014		Fiscal 2013
Mattress Fabrics	$179.7	(58%)	$160.7	(56%)	$154.0	(57%)
Upholstery Fabrics
Non-U.S.-Produced	$119.1	(38%)	$116.0	(40%)	$102.1	(38%)
U.S.-Produced	$11.3	(4%)	$10.5	(4%)	$12.7	(5%)
Total Upholstery	$130.4	(42%)	$126.5	(44%)	$114.8	(43%)
Total company	$310.2	(100%)	$287.2	(100%)	$268.8	(100%)

Additional financial information about our operating segments can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabric and mattress covers to bedding manufacturers.  These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics.  Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  One Stokesdale plant and the St. Jerome plant both manufacture and finish jacquard (damask) fabric.  The main Stokesdale plant also finishes knitted fabric and houses the division offices and finished goods distribution capabilities, while the High Point and St. Jerome facilities house our knitted mattress fabrics manufacturing operations.  During fiscal 2013, the mattress fabrics division established a second plant in Stokesdale to produce cut and sewn mattress covers, a growing product category that is used primarily by producers of specialty (non-innerspring) bedding.  We have also maintained flexibility in our supply of the major categories of mattress fabrics with sourcing capacity located in Turkey and China.  Most of our woven jacquard and knitted fabrics can be produced in multiple facilities (internal or external to the company), providing us with mirrored, reactive capacity involving state of the art capabilities across plant facilities.

Culp Home Fashions had capital expenditures during the past ten years totaling approximately $50 million, which primarily provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and an improved platform for warehousing and distribution.  In order to maintain our leading edge technology and support modernization and expansion projects, we significantly increased our capital investments in the mattress fabrics segment during fiscal 2015.

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

Our sewn mattress cover business, established during fiscal 2013, participates in a joint marketing agreement for the production and marketing of sewn mattress covers and represents a further step in our efforts to respond to industry demands.  The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS), and is a joint marketing effort with A. Lava & Son Co. of Chicago, a leading provider of mattress covers.  This manufacturing operation, located near our other plants in North Carolina, involves leased space and a limited capital investment in equipment.  Teaming with A. Lava & Son allows us to have two mirrored manufacturing facilities and greater flexibility in meeting demand for mattress covers from bedding producers.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, piece-dyed woven products, and polyurethane “leather look” fabrics.  This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.  In the past fiscal year, sales of non-U.S. produced upholstery accounted for approximately 90% of our upholstery fabric sales.

Our China facilities near Shanghai include fabric sourcing, finishing, warehousing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers.  More recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also have expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.  The U.S. facility in South Carolina produces a variety of woven upholstery fabrics, including velvets and certain decorative fabrics.

During fiscal 2015 we closed our distribution warehouse in Poland that had been established to support sales in Europe.  We are currently reviewing the company’s best long-term strategy for marketing upholstery fabrics in Europe.

Over the past decade, we have moved our upholstery business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and style preferences.  At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and control the costs of our products, while continuing to leverage our design and finishing expertise, industry knowledge, and important relationships.

Our upholstery fabrics sales increased in fiscal 2015 for the sixth consecutive year.  These gains reversed a ten-year trend of declining upholstery sales that ended with fiscal 2009, as we substantially overhauled our operating model during this time period.  We believe our increased sales in the upholstery fabrics segment have been achieved primarily through implementation of a business strategy that included:  1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  Success in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from our competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners and sectionals.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, fabrics used in the hospitality industry, and commercial textile wall coverings.  The principal industries into which the company sells products are described below.  Currently the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

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

Unlike the residential furniture industry, which continues to face intense competition from imports, the U.S. bedding industry has largely remained a North American-based business with limited competition from imports.  Imports of bedding into the U.S. have increased in recent years, but imported beds still represent only a small fraction of total U.S. bedding sales.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventory carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer’s and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition and importance.

A key trend driving the bedding industry is increased awareness among consumers about the health benefits of better sleep, with a greater focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding.  Another important trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to enhance visual appeal and perceived value of the mattress on the retail floor.  Mattress fabric design efforts are based on current trends in home decor and fashion.  Another trend has been the growth in non-traditional sources for retail mattress sales such as wholesale warehouse clubs and the internet. These sales channels have the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product.  Among fabric types, knitted fabrics have continued to increase in popularity.  Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

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

The sourcing of components and fully assembled furniture from overseas continues to play a major role in the furniture industry.  By far, the largest source for these imports continues to be China.  Imports of upholstery fabric, both in roll and in “kit” form, have also had a significant impact on the market for upholstery fabrics in recent years.  Fabrics entering the U.S. from China and other low labor cost countries have resulted in increased price competition in the upholstery fabric and upholstered furniture markets.

Supply shortages and higher prices for leather have created increased opportunities for suppliers of “leather look” and suede fabrics, and for suppliers of upholstery generally.  The residential furniture industry has been consolidating for several years, resulting in fewer,  but larger, customers for marketers of upholstery fabrics.  Intense price competition continues to be an important consideration for both residential and commercial furniture.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.  These fabrics are sold in roll form and as sewn mattress covers by the Mattress Fabrics segment, and in roll form and as cut and sewn kits by the Upholstery Fabrics segment.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 56% to 58% of our total net sales in each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 42% to 44% of our sales for each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $8.25 per yard.

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

Velvets	Soft fabrics with a plush feel. Woven or knitted in basic designs, using synthetic yarns which are yarn dyed or piece dyed.

Suedes
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding.  The fabrics are typically plain or small jacquard designs, with some being printed.  These are sometimes referred to as microdenier suedes.

Faux leathers
Sueded or knitted base cloths which are overprinted with polyurethane, and composite products consisting of a base fabric which is coated with a top layer of polyurethane, which simulate the look and feel of leather.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in Stokesdale, North Carolina, and one each in High Point, North Carolina, and St. Jerome, Quebec, Canada.  Over the past ten fiscal years, we made capital expenditures of approximately $50 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants, modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Jacquard mattress fabrics and knitted fabrics are produced at the St. Jerome plant, with further jacquard capacity at our main Stokesdale facility along with knitting capacity at our High Point facility.  Most finishing and inspection processes for mattress fabrics are conducted at the main Stokesdale plant.  In fiscal 2013, we announced a new joint marketing arrangement with a producer of sewn mattress covers for bedding.  This effort resulted in the establishment of an additional manufacturing facility in Stokesdale to produce and market sewn mattress covers.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers.  A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp.  We are also sourcing some Culp-designed knitted fabrics from suppliers based in China, and we are sourcing certain converted fabric products (such as suedes, pile fabrics and embroidered fabrics) through our China platform.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as microdenier suedes and polyurethane fabrics) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics, as well as a portion of our cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers.  We also source a portion of our yarns for our U.S. operation through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world.

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

Mattress fabric designs are not routinely introduced on a scheduled season.  Designs are typically introduced upon the request of the customer as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design offerings around the major furniture markets such as High Point, North Carolina, and Las Vegas, Nevada.

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

Distribution

Mattress Fabrics Segment

The vast majority of our shipments of mattress fabrics originate from our facilities in Stokesdale, North Carolina.  Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China.  In addition to “make to order” distribution, an inventory comprised of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”  Beginning in fiscal 2010 and continuing through fiscal 2015, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs.  The mattress fabrics segment purchases synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes, and other chemicals.  Most of these materials are available from several suppliers and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic, and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil.  During fiscal 2015, our profitability was aided somewhat by lower raw material prices due to lower oil prices, although raw material prices appeared to stabilize later in the year.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business is somewhat seasonal, with sales often higher during our first and fourth fiscal quarters.  In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the United States during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect has become less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the U.S.  The timing of the Chinese National Holiday in October and the Chinese New Year (which occurs in January or February each year) now have a more significant impact on upholstery sales than the effects of U.S. holiday periods.

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

Upholstery Fabrics Segment

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to Culp to small producers, and a growing number of “converters” of fabrics (companies who buy and re-sell, but do not manufacture fabrics).  We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics, Morgan Fabrics, and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

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

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators.  Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available.  Based on this information, we do not believe that environmental matters will have a material adverse effect on either the company’s financial condition or results of operations.  However, there can be no assurance that the costs associated with environmental matters will not increase in the future.  See the discussion of an environmental claim against the company that was settled late in fiscal 2014 in Note 11 to the financial statements contained in Item 8 hereof.

Employees

As of May 3, 2015, we had 1,188 employees, compared with 1,167 at the end of fiscal 2014.  Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 13% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2017.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Mattress Fabrics Segment	631	592	577	492	466
Upholstery Fabrics Segment
United States	129	129	121	113	130
Poland	-	4	5	8	6
China	424	438	464	497	543
Total Upholstery Fabrics Segment	553	571	590	618	679
Unallocated corporate	4	4	4	4	4
Total	1,188	1,167	1,171	1,114	1,149

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers:  Serta-Simmons Bedding (SSB), Tempur + Sealy International, and Corsicana Bedding.  The loss of one or more of these customers would have a material adverse effect on the company.  Our two largest customers in the mattress fabrics segment are (1) SSB, accounting for approximately 23% of the company’s overall sales in fiscal 2015, and (2) Tempur + Sealy International, Inc., accounting for approximately 8% of our overall sales in fiscal 2015.  The loss of either of these customers would have a material adverse effect on the company.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Heritage Home Group (Broyhill and Lane), Jackson Furniture, Jonathan Louis, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 13% of the company’s total net sales in fiscal 2015.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2015		Fiscal 2014		Fiscal 2013
United States	$242,833	78.3%	$232,078	80.8%	$207,201	77.1%
North America	30,758	10.0	15,556	5.4	11,900	4.4
(Excluding USA)(1)
Far East and Asia(2)	31,855	10.3	33,487	11.7	43,907	16.3
All other areas	4,720	1.5	6,041	2.1	5,806	2.2
Subtotal (International)	67,333	21.7	55,084	19.2	61,613	22.9
Total	$310,166	100%	$287,162	100%	$268,814	100%

(1) Of this amount, $24.1 million are attributable to shipments to Mexico in fiscal 2015, with corresponding amounts of $9.3 million in fiscal 2014 and $3.2 million in fiscal 2013.  Sales are attributed to individual countries based upon the location that the company ships its products to for delivery to customers.

(2) Of this amount, $26.5 million are attributable to shipments to China in fiscal 2015, with corresponding amounts of $32.2 million in fiscal 2014 and $42.1 million in fiscal 2013.

For additional segment information, including the geographic location of long-lived assets, see Note 16 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On May 3, 2015 the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 7, 2015, was $9.4 million, all of which are expected to be filled early during fiscal 2016, as compared to $9.1 million as of the end of fiscal 2014 (for confirmed shipping dates prior to June 1, 2014).

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

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We rely significantly on operations in distant locations, particularly China, and in addition we have been purchasing a significant share of our products and raw materials from offshore sources. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced. These changes have caused us to rely on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

We may have difficulty managing the outsourcing arrangements being used for products and services.

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

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Although no material write-downs were experienced in the past several fiscal years, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.  Increases in market prices for certain fibers and yarns had a material adverse impact on our profit margins during fiscal 2011 and 2012. Although our raw material costs were lower during our three most recent fiscal years, higher raw material prices could have a negative effect on our profits in the future.

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

 We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 23% of consolidated net sales, and Tempur Sealy International, Inc. accounting for approximately 8% of consolidated net sales, in fiscal 2015.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2015, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

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

Demand for various types of upholstery fabrics and mattress coverings changes over time due to fashion trends and changing consumer tastes for furniture and bedding. Our success in marketing our fabrics depends upon our ability to anticipate and respond in a timely manner to fashion trends in home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, incorrect projections about the demand for certain products could cause the accumulation of excess raw material or finished goods inventory, which could lead to inventory mark-downs and decreases in earnings.

Increasing dependence on information technology systems comes with specific risks, including cybersecurity breaches and data leaks, which could have an adverse effect on our business.

We increasingly rely on technology systems and infrastructure. Greater dependence on such systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks that could compromise our internal technology system and infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Failures of technology or related systems, or an improper release of confidential information, could damage our business or subject us to unexpected liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2015, we owned or leased fourteen active manufacturing, and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

Location		Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease

●	Administrative:
	High Point, North Carolina (1)	Upholstery fabric division offices and corporate headquarters	29,812	2025

●	Mattress Fabrics:
	Stokesdale, North Carolina	Manufacturing, distribution, and division offices	230,000	Owned
	Stokesdale, North Carolina	Warehouse	56,950	2017
	High Point, North Carolina (1)	Manufacturing	63,522	2023
	High Point, North Carolina	Warehouse and offices	65,886	2017
	Summerfield, North Carolina	Manufacturing	39,320	2018
	St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

●	Upholstery Fabrics:
	Anderson, South Carolina	Manufacturing	99,000	Owned
	Burlington, North Carolina	Finished goods distribution	132,000	2016
	Shanghai, China	Manufacturing and offices	68,677	2018
	Shanghai, China	Manufacturing and offices	89,857	2018
	Shanghai, China	Manufacturing and warehousing	89,861	2017
	Shanghai, China	Manufacturing and warehousing	64,583	2017
	Shanghai, China	Warehouse	48,610	2016

(1)   Includes all options to renew.

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

ITEM 3.  LEGAL PROCEEDINGS

Our legal proceedings are described more fully in Note 11 in the notes to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 30170
College Station, TX 77842
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of May 3, 2015, Culp, Inc. had approximately 2,890 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Sidoti & Company, LLC – James Fronda

Stifel Financial Corp – John A. Baugh, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2, 2015 to March 8, 2015	-	$-	-	$4,256,235
March 9, 2015 to April 5, 2015	-	$-	-	$4,256,235
April 6, 2015 to May 3, 2015	-	$-	-	$4,256,235
Total	-	$-	-	$4,256,235

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

Fiscal 2015

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regularly quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

Fiscal 2014

During fiscal 2014, we paid quarterly dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

Fiscal 2013

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented a special cash dividend payment of $0.50 per share, and $1.5 million represented our regular quarterly dividend payments of $0.03 per share.

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividend payments are payable on July 15, 2015, to shareholders of record as of July 1, 2015.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2015, 2014, or 2013.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 3, 2015 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of eight companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2010 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2015	2014	2013	2012	2011	2015/2014
INCOME STATEMENT DATA
net sales	$310,166	287,162	268,814	254,443	216,806	8.0%
cost of sales	254,599	238,256	219,284	214,711	179,966	6.9%
gross profit	55,567	48,906	49,530	39,732	36,840	13.6%
selling, general, and administrative expenses	32,778	28,657	28,445	25,026	21,069	14.4%
restructuring expense	-	-	-	-	28	0.0%
income from operations	22,789	20,249	21,085	14,706	15,743	12.5%
interest expense	64	427	632	780	881	-85.0%
interest income	(622)	(482)	(419)	(508)	(240)	29.0%
other expense	391	1,261	583	236	40	-69.0%
income before income taxes	22,956	19,043	20,289	14,198	15,062	20.5%
income taxes	7,885	1,596	1,972	902	(1,102)	394.0%
net income	$15,071	17,447	18,317	13,296	16,164	-13.6%
depreciation	$5,773	5,312	5,115	4,865	4,372	8.7%
weighted average shares outstanding	12,217	12,177	12,235	12,711	12,959	0.3%
weighted average shares outstanding, assuming dilution	12,422	12,414	12,450	12,866	13,218	0.1%
PER SHARE DATA
net income per share - basic	$1.23	1.43	1.50	1.05	1.25	-13.9%
net income per share - diluted	1.21	1.41	1.47	1.03	1.22	-13.7%

dividends per share	$0.62	0.18	0.62	-	-	244.4%
book value	$9.77	9.12	7.82	7.00	6.06	7.1%
BALANCE SHEET DATA
operating working capital (4)	$41,829	41,120	39,228	30,596	23,921	1.7%
property, plant and equipment, net	36,078	31,376	30,594	31,279	30,296	15.0%
total assets	171,368	160,935	144,706	144,716	130,051	6.5%
capital expenditures	11,174	5,310	4,457	5,919	6,302	110.4%
dividends paid	7,579	2,204	7,593	-	-	243.9%
long-term debt, current maturities of long-term debt and line of credit (1)	2,200	4,986	7,161	10,012	11,547	-55.9%
shareholders' equity	119,427	111,744	95,583	89,000	80,341	6.9%
capital employed (3)	79,184	77,394	72,699	67,887	62,521	2.3%
RATIOS & OTHER DATA
gross profit margin	17.9%	17.0%	18.4%	15.6%	17.0%
operating income margin	7.3%	7.1%	7.8%	5.8%	7.3%
net income margin	4.9%	6.1%	6.8%	5.2%	7.5%
effective income tax rate	34.3%	8.4%	9.7%	6.4%	(7.3)%
debt to total capital employed ratio (1)	2.8%	6.4%	9.9%	14.7%	18.5%
operating working capital turnover (4)	7.7	7.0	7.4	8.9	8.8
days sales in receivables	34	35	31	36	34
inventory turnover	6.1	6.0	5.9	6.6	6.6
STOCK DATA
stock price
high	$29.19	21.10	18.15	11.81	14.10
low	16.60	14.93	9.00	7.05	6.56
close	26.02	18.61	16.25	11.05	10.08
P/E ratio (2)
high	24	15	12	11	12
low	14	11	6	7	5
daily average trading volume (shares)	38.6	27.5	40.9	30.6	58.0
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

(4) Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and account payable - capital expenditures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2015 included 53 weeks. Fiscal 2014 and 2013 each included 52 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Twelve Months Ended

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change

Net sales	$310,166	$287,162	8.0%

Gross profit	55,567	48,906	13.6%

Gross profit margin	17.9%	17.0%	5.3%

SG&A expenses	32,778	28,657	14.4%

Income from operations	22,789	20,249	12.5%

Operating margin	7.3%	7.1%	2.8%

Income before income taxes	22,956	19,043	20.5%

Income taxes	7,885	1,596	394.0%

Net income	15,071	17,447	(13.6)%

Net Sales

Our net sales for fiscal 2015 increased by 8% compared with fiscal 2014, with mattress fabrics net sales up 12% and upholstery fabric net sales up 3% over the prior year. Throughout fiscal 2015, we have continued to execute our strategy with a focus on design creativity, product innovation, and customer service. This strategic focus has driven our sales performance with key and new customers as we can offer a wide range of products in both our business segments. In addition, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

The 53 week period in fiscal 2015 compared to the 52 week period in fiscal 2014 also contributed to the higher net sales.

See the Segment Analysis section located in the Results of Operations for further details.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the increases in net sales noted above and the significant improvement in our mattress fabric segment's operating results in fiscal 2015. Contributing to the improvement in our mattress fabric segment's operating results were the benefits from our $9.5 million capital expansion project that increased our production capacity, added finishing capabilities, and improved our overall efficiency and throughput. We also benefited from lower input costs in both of our business segments, especially during the second half of fiscal 2015. Partially offsetting the improvement in gross profit was the increase in SG&A expenses due primarily to higher sales and higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets.

Additionally, income before income taxes for fiscal 2015 was affected by the decrease in other expense in comparison to fiscal 2014. Other expense was $391,000 and $1.3 million for fiscal 2015 and 2014, respectively.  This decrease was primarily due to more favorable foreign currency exchange rates associated with operations located in China for fiscal 2015 compared with the same period a year ago. Also, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to the environmental claims associated with a closed facility, and there was no comparable charge recorded in fiscal 2015.

See the Segment Analysis section located in the Results of Operations for further details.

Income Taxes

We reported income tax expense of $7.9 million or 34.3% of income before income taxes for fiscal 2015, compared to income tax expense of $1.6 million or 8.4% of income before income taxes for fiscal 2014. The income tax expense reported in fiscal 2014 included an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China, which was treated as a discrete event in the third quarter of fiscal 2014, as it pertained to a change in judgment on prior period's accumulated earnings and profits. There was no comparable income tax benefit recorded in fiscal 2015.

See the Income Taxes section located in the Results of Operations and Note 9 of the consolidated financial statements for further details.

Liquidity

At May 3, 2015, our cash and cash equivalents and short-term investments totaled $39.7 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment due on our long-term debt in August 2015.

The $39.7 million is up from $35.6 million at the end of last fiscal year despite significant uses of cash in fiscal 2015. These included $10.5 million on capital expenditures, $8.3 million on dividend payments and common stock repurchases, $2.7 million on payments on our long-term debt and lines of credit, and $1.7 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $26.1 million for fiscal 2015, increased 29% compared with $20.2 million for fiscal 2014. This increase is primarily due to the increase in cash flow from earnings and improved working capital management in both our business segments.

Dividend Program

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regularly quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During fiscal 2014, we paid quarterly dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividend payments are payable on July 15, 2015, to shareholders of record as of July 1, 2015.

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

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. At May 3, 2015, we had $4.3 million available for additional repurchases of our common stock.

During fiscal 2014, there were no repurchases of our common stock.

Since June 2011, and including the special and regular dividends paid in July, we have returned approximately $35 million to shareholders in the form of regular quarterly and special dividends and share repurchases.

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.1	83.0	81.6
Gross profit	17.9	17.0	18.4
Selling, general and administrative expenses	10.6	10.0	10.6
Income from operations	7.3	7.1	7.8
Interest expense, net	(0.2)	(0.1)	0.0
Other expense	0.1	0.4	0.2
Income before income taxes	7.4	6.6	7.5
Income taxes *	34.3	8.4	9.7
Net income	4.9%	6.1%	6.8%

* Calculated as a percentage of income before income taxes.

2015 compared with 2014

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change

Net sales	$179,739	$160,705	11.8%

Gross profit	32,877	27,477	19.7%

Gross profit margin	18.3%	17.1%	7.0%

SG&A expenses	11,206	9,962	12.5%

Income from operations	21,671	17,515	23.7%

Operating margin	12.1%	10.9%	11.0%

Net Sales

The increase in mattress fabric net sales reflects our ability to capitalize on the growing consumer demand for better designed bedding products. In response to this demand trend, design and innovation have been our top strategic priorities, allowing us to keep pace with latest fashion trends and meet customer style preferences. We have continued to expand our design team and have invested in the latest technical software and website development to support and strengthen our brand. Our product mix of mattress fabrics and sewn covers across all price points and style trends has allowed us to deliver a full design package from fabric to finished covers. Additionally, we have a scalable manufacturing platform and reactive capacity that supports our ability to deliver a diverse product mix in line with customer demand.

Also contributing to this increase in net sales as compared to the prior year was the fact that fiscal 2015 included 53 weeks compared to 52 weeks in fiscal 2014.

Gross Profit and Operating Income

The increase in gross profit and operating income for the mattress fabric segment reflected the increase in net sales noted above, as well as the improvement in operating efficiencies as compared to the prior year.

The year over year operational improvement resulted largely from the benefits of our $9.5 million capital expansion project that increased our production capacity, added finishing capabilities, and improved our overall efficiency and throughput. As a result of this expansion plan, we have made steady progress in our operating performance since the third quarter of fiscal 2014. Our operating margin was 14.7% in the fourth quarter of fiscal 2015 compared to 8.6% in the third quarter of fiscal 2014. We also benefited from lower input costs, primarily in the second half of fiscal 2015.

Another factor contributing to the increased operating profit in our mattress fabric segment, especially in the last half of fiscal 2015, was the significant operational improvement in the mattress cover business. The significant labor inefficiencies and unfavorable product mix, along with severe weather conditions, that pressured performance in the last half of fiscal 2014 did net impact the last half of fiscal 2015.

Partially offsetting this gross profit improvement was an increase in SG&A expenses in fiscal 2015 compared to fiscal 2014.The increase is primarily due to the increase in net sales noted above and higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2015 compared to fiscal 2014.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change

Accounts receivable and inventory	$41,328	$36,229	14.1%

Property, plant & equipment	33,773	29,040	16.3%

Goodwill	11,462	11,462	0.0%

Non-compete agreement	979	1,041	(6.0)%

Customer Relationships	766	817	(6.2)%

Accounts Receivable & Inventory

Accounts receivable and inventory increased due to the increased business volume in the fourth quarter of fiscal 2015 compared to the same period a year ago. Net sales for the mattress fabric segment increased 10.4% in the fourth quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Property, Plant & Equipment

The $33.8 million at May 3, 2015, represents property, plant and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment is due to the capital expansion project noted above, offset by depreciation expense.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at May 3, 2015, are primarily due to amortization expense in fiscal 2015.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended

(dollars in thousands)	May 3, 2015		April 27, 2014		% Change

Non U.S. Produced	$119,177	92%	$115,991	92%	2.7%

U.S Produced	11,250	8%	10,466	8%	7.5%

Total	$130,427	100%	$126,457	100%	3.1%

The increase in net sales for our upholstery fabrics segment reflect our strategic focus on design and product innovation. Our 100% owned China platform provides significant manufacturing flexibility to produce a diverse product mix of fabric styles and price points, which has allowed us to meet changing customer demand in line with current furniture style trends. As a result, we have been able to diversify our customer base, including the hospitality market and the lifestyle retail category. Additionally, we experienced higher demand for cut and sewn kits in fiscal 2015, which further supported our net sales for this year.

Also contributing to this increase in net sales as compared to the prior year was the fact that fiscal 2015 included 53 weeks compared to 52 weeks in fiscal 2014.

Gross Profit and Operating Income

	Twelve Months Ended

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change

Gross profit	$22,690	$21,429	5.9%

Gross profit margin	17.4%	16.9%	3.0%

SG&A expenses	14,562	13,393	8.7%

Income from operations	8,128	8,036	1.1%

Operating margin	6.2%	6.4%	(3.1)%

Our upholstery segment’s gross profit and gross profit margin have increased compared to the same period a year ago due primarily to the increase in net sales noted above and higher profit margins achieved on certain product introductions. We also benefited from lower input costs, especially in the second half of fiscal 2015. These lower input costs partially offset higher operational costs associated with our operations in China.

This business segment's operating income slightly increased and operating margins slightly decreased in fiscal 2015 compared to fiscal 2014. These trends are due to the increase in gross profit noted above and the increase in SG&A expenses in fiscal 2015 compared to fiscal 2014.The increase in SG&A expenses in fiscal 2015 is primarily due to the increase in net sales.

As previously announced, at the end of the third quarter of fiscal 2015 we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of  ongoing economic weakness in Europe. As a result, we incurred a charge of approximately $200,000 for closing related costs during fiscal 2015. Currently, we remain very interested in developing business in Europe, and we are assessing the best strategy for selling upholstery fabric into this market as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change

Accounts receivable and inventory	$29,905	$31,854	(6.1)%
Property, plant & equipment	1,467	1,573	(6.7)%

Accounts Receivable & Inventory

At May 3, 2015, accounts receivable for this segment was $11.9 million compared with $12.8 million as of April 27, 2014. This decrease is due to increased sales with customers with discounted payment terms in fiscal 2015 compared with fiscal 2014, which resulted in customers paying off receivables more quickly.

At May 3, 2015, inventory for this segment was $18.0 million compared with $19.0 million as of April 27, 2014. This decrease is primarily due to improved inventory management and the reduction of inventory associated with the closure of our Culp Europe operation located in Poland.

Property, Plant & Equipment

The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848,000 and located in China of $619,000. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957,000, located in China of $572,000, and located in Poland of $44,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $32.8 million for fiscal 2015 compared with $28.7 million for fiscal 2014. SG&A as a percent of net sales was 10.6% and 10.0% in fiscal 2015 and 2014, respectively. The increase is SG&A expenses is primarily due to the increase in net sales noted above and higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2015 compared to fiscal 2014.

Interest Expense

Interest expense was $64,000 for fiscal 2015 compared with $427,000 for fiscal 2014. This trend reflects lower outstanding balances of long-term debt in fiscal 2015 compared with fiscal 2014.  Also, interest expense was reduced by $171,000 for interest costs associated with the mattress fabric segment capital expansion project that were capitalized during fiscal 2015. These interest costs will be depreciated over the related assets' useful lives. No interest costs were capitalized in fiscal 2014.

Interest Income

Interest income was $622,000 in fiscal 2015 compared with $482,000 for fiscal 2014. This trend reflects higher cash and cash equivalent and short-term investment balances held with foreign subsidiaries during fiscal 2015 compared to fiscal 2014. Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to funds held in the United States.

Other Expense

Other expense was $391,000 million for fiscal 2015 compared with $1.3 million for fiscal 2014. This decrease was primarily due to more favorable foreign currency exchange rates associated with operations located in China for fiscal 2015 compared with the same period a year ago. We recorded a foreign currency exchange gain of $241,000 in fiscal 2015 compared to a foreign currency exchange loss of $571,000 in fiscal 2014 regarding our operations located in China.

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

Also, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to the environmental claims associated with a closed facility, and there was no comparable charge recorded in fiscal 2015.

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

Effective Income Tax Rate

We recorded income tax expense of $7.9 million, or 34.3% of income before income tax expense, in fiscal 2015 compared with income tax expense of $1.6 million, or 8.4% of income before income tax expense, in fiscal 2014. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2015	2014
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(6.7)	(7.2)
increase in liability for uncertain tax positions	3.7	4.3
undistributed earnings from foreign subsidiaries	3.0	(26.3)
change in valuation allowance	(0.2)	0.1
other	0.5	3.5
	34.3%	8.4%

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at May 3, 2015 and April 27, 2014, respectively.

United States

Our net deferred tax asset regarding our U.S. operations includes U.S. loss carryforwards totaling $32.2 million, $45.7 million, and $50.7 million at May 3, 2015, April 27, 2014, and April 28, 2013, respectively.

Fiscal 2013

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made in our mattress fabric operations, our U.S operations' financial results started to improve in fiscal 2011 and this improvement continued through the second quarter of fiscal 2013. Our U.S. operations earned a pre-tax income on a cumulative three-year basis as of April 29, 2012 (the end of our fiscal 2012) of $11.9 million and an additional $3.4 million through the second quarter of fiscal 2013.

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

Fiscal 2014

At April 27, 2014, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $666,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2014, we recorded an income tax benefit of $56,000 that reduced our valuation allowance against our U.S. net deferred tax assets. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

Fiscal 2015

At May 3, 2015, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $561,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2015, we recorded an income tax benefit of $105,000 that reduced our valuation allowance against our U.S. net deferred tax assets that we concluded were more likely than not to be realized. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2015.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had a history of cumulative pre-tax losses.

Based on the negative evidence, as supported by our cumulative pre-tax loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets commencing in the second quarter of fiscal 2013. As of May 3, 2015, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets totaling $361,000.

Change in Valuation Allowance

In fiscal 2015, we recorded an income tax benefit of $55,000 for a reduction of our valuation allowance. This $55,000 reduction represents an income tax benefit of $105,000 for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards, partially offset by an income tax charge of $50,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

In fiscal 2014, we recorded an income tax charge of $14,000 for an increase of our valuation allowance. The $14,000 increase represents an income tax charge of $70,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland, partially offset by an income tax benefit of $56,000 for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

In fiscal 2013, we recorded an income tax benefit of $11.8 million for the reduction of our valuation allowance. This $11.8 million decrease represents a $12.1 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, partially offset by an income tax charge of $241,000 for the establishment of a full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

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

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it was our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

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

Fiscal 2015

An income tax charge of $695,000 was recorded during fiscal 2015 for the U.S. income tax effects of the undistributed earnings and foreign withholding taxes incurred in fiscal 2015 from our Canadian and China operations.

At May 3, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $85.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Income Taxes Paid

We reported income tax expense of $7.9 million and $1.6 million in fiscal 2015 and 2014, respectively. Currently, we are not paying income taxes in the United States due to our loss carryforwards that totaled $32.2 million at May 3, 2015. However, we did have income tax payments of $4.8 million in fiscal 2015, $3.0 million in 2014, and $2.8 million in 2013. Our income tax payments are associated with our subsidiaries located in China and Canada.

2014 compared with 2013

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Net sales	$160,705	$154,014	4.3%

Gross profit	27,477	29,546	(7.0)%

Gross profit margin	17.1%	19.2%	(11.0)%

SG&A expenses	9,962	9,646	3.3%

Income from operations	17,515	19,900	(12.0)%

Operating margin	10.9%	12.9%	(15.5)%

Net Sales

The increase in net sales was due to our ability to capitalize on the growing consumer demand for better designed bedding products. The mattress industry evolved into a much more decorative business, with customers being more selective in their fabric choices. In response to this demand trend, we increased our design staff, expanded our design capabilities and technical expertise to develop a wide range of fabric choices across all price points. Additionally, our scalable manufacturing platform and reactive capacity supported our ability to deliver a diverse product mix in line with demand trends.

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

The purchase price for the equipment and the certain other assets noted below was $2.6 million in cash.

Direct acquisition costs related to this business combination totaled $83,000.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment	$890
Non-compete agreement	882
Customer relationships	868
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement is being amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships are being amortized on a straight line basis over their useful life of seventeen years. The equipment are being amortized on a straight line basis over its useful life of seven years.

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

Gross Profit and Operating Income

Although our net sales increased over the prior fiscal year as noted above, our profitability declined in fiscal 2014 compared with fiscal 2013. This decline was due to several factors, most of which occurred in the second half of fiscal 2014. Our operating results for the third quarter were affected by higher than expected transition costs in CLASS, as well as higher than expected sampling and development costs in support of new customer roll-outs in calendar 2014. Additionally, severe weather conditions experienced in many parts of our country during the fourth quarter of fiscal 2014 affected our mattress fabric locations with at least a week of lost production. We also experienced production throughput and operating efficiency challenges during the fourth quarter of fiscal 2014 as we absorbed new mattress cover placements and experienced higher than expected demand for premium decorative knitted mattress fabrics.

These operational inefficiencies were resolved in fiscal 2015 as a result of the $9.5 million capital expansion project noted above.

Segment Assets

Segment assets consist of accounts receivable, inventory, a non-compete agreement and customer relationships associated with an acquisition, goodwill, and property, plant and equipment.

(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Accounts receivable and inventory	$36,229	$33,323	8.7%

Property, plant & equipment	29,040	28,578	1.6%

Goodwill	11,462	11,462	0.0%

Non-compete agreement	1,041	185	462.7%

Customer Relationships	817	-	100%

Accounts Receivable & Inventory

Accounts receivable increased due to the increase in net sales of 6.9% and fewer customers taking advantage of discounts in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Inventory increased due to current and expected demand trends as of the end of the fourth quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013, as well as the increased sales contribution from CLASS.

Property, Plant & Equipment

The $29.0 million at April 27, 2014, represented property, plant and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represented property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

The change in this segment’s property, plant, and equipment was due to capital spending of $4.4 million, and $890,000 in equipment acquired in the asset purchase transaction with Bodet & Horst, partially offset by depreciation expense of $4.7 million.

Non-Compete Agreement and Customer Relationships

The increases in carrying values of our non-compete agreement and customer relationships at April 27, 2014, were primarily due to the asset purchase transaction with Bodet & Horst effective May 8, 2013.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended

(dollars in thousands)	April 27, 2014		April 28, 2013		% Change

Non U.S. Produced	$115,991	92%	$102,060	89%	13.6%

U.S Produced	10,466	8%	12,740	11%	(17.8)%

Total	$126,457	100%	$114,800	100%	10.2%

The increase in net sales reflected our strategic focus on product innovation and creativity. This focus has allowed us to develop a diverse product mix of fabric styles and price points. Our 100% owned China platform provided us significant manufacturing flexibility to meet changing customer demand in line with current furniture style trends.

Although net sales declined for our one remaining U.S. upholstery fabric manufacturing facility, this operation remained profitable. This continued profitability reflected our ability to manage our production costs and align them with current and expected demand trends.

Gross Profit and Operating Income

	Twelve Months Ended

(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Gross profit	$21,429	$19,984	7.2%

Gross profit margin	16.9%	17.4%	(2.9)%

SG&A expenses	13,393	13,031	2.8%

Income from operations	8,036	6,953	15.6%

Operating margin	6.4%	6.1%	4.9%

Our upholstery fabric segment's operating margin increased primarily due to the increase in net sales noted above, combined with stable SG&A expenses compared to the prior year. Although our operating margin increased for fiscal 2014, our gross profit margin was affected by the adverse weather conditions experienced in the United States during the fourth quarter of fiscal 2014.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant and equipment.

(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Accounts receivable and inventory	$31,854	$28,487	11.8%

Property, plant & equipment	1,573	1,230	27.9%

Accounts Receivable & Inventory

Our increase in accounts receivable and inventory reflected this segment's increased business volume in fiscal 2014 compared with fiscal 2013.

Property, Plant & Equipment

The $1.6 million at April 27, 2014, represented property, plant, and equipment located in the U.S. of $957,000, located in China of $572,000, and located in Poland of $44,000. The $1.2 million at April 28, 2013, represented property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000.

The change in this segment’s property, plant, and equipment balance was primarily due to capital expenditures of $827,000 offset by depreciation expense of $618,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $28.7 million for fiscal 2014 compared with $28.4 million for fiscal 2013. SG&A as a percent of net sales was 10.0% and 10.6% in fiscal 2014 and 2013, respectively.

Interest Expense

Interest expense was $427,000 for fiscal 2014 compared with $632,000 for fiscal 2013. This trend reflected lower outstanding balances on our long-term debt in fiscal 2014 compared to fiscal 2013.

Interest Income

Interest income was $482,000 in fiscal 2014 compared with $419,000 for fiscal 2013.  This trend reflected higher cash and cash equivalents and short-term investment balances held by our foreign subsidiaries during fiscal 2014 compared with fiscal 2013. Our cash and cash equivalents and short-term investment balances held by our foreign subsidiaries had higher interest rates as compared to our funds held in the United States.

Other Expense

Other expense was $1.3 million for fiscal 2014 compared with $583,000 for fiscal 2013. This increase reflected unfavorable foreign currency exchange rates associated with operations located in China for fiscal 2014 compared with the same period a year ago. We recorded a foreign currency exchange loss of $571,000 in fiscal 2014 compared to a foreign currency exchange loss of $158,000 in fiscal 2013 regarding our operations located in China.

Also, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to the environmental claims associated with a closed facility, and there was no comparable charge recorded in fiscal 2013.

Income Taxes

We recorded income tax expense of $1.6 million, or 8.4% of income before income tax expense, in fiscal 2014 compared with income tax expense of $2.0 million, or 9.7% of income before income tax expense, in fiscal 2013. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2014	2013
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(7.2)	(6.7)
increase in liability for uncertain tax positions	4.3	4.0
undistributed earnings from foreign subsidiaries	(26.3)	34.6
change in valuation allowance	0.1	(58.3)
other	3.5	2.1
	8.4%	9.7%

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $39.7 million at May 3, 2015, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

At May 3, 2015, our cash and cash equivalents and short-term investments totaled $39.7 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment due on our long-term debt in August 2015.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations located in Canada and China and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	May 3,	April 27,
(dollars in thousands)	2015	2014
China	$14,630	15,258
Canada	12,511	14,386
Cayman Islands	8,591	-
United States	3,977	5,772
Poland	20	181
	$39,729	35,597

At the end of fiscal 2015, our cash and cash equivalents and short-term investments increased to $39.7 million from $35.6 million at April 27, 2014, despite spending in fiscal 2015, of $10.5 million on capital expenditures, $8.3 million on dividend payments and common stock repurchases, $2.7 million on payments on our long-term debt and lines of credit, and $1.7 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $26.1 million increased 29% in fiscal 2015 compared with $20.2 million for fiscal 2014. This increase is primarily due to the increase in cash flow from earnings and improved working capital management in both our business segments.

We are currently planning for capital expenditures of approximately $7.5 million to $9.0 million in fiscal 2016, which primarily pertain to our mattress fabrics segment. This amount remains subject to change and could be adjusted during the year as business conditions and the needs of our businesses continue to evolve.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

Dividend Program

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regularly quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During fiscal 2014, we paid quarterly dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

On June 18, 2015, we announced that our board of directors approved the payment of special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share on July 15, 2015, to shareholders of record as of July 1, 2015.

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

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. At May 3, 2015, we had $4.3 million available for additional repurchases of our common stock.

During fiscal 2014, there were no repurchases of our common stock.

Since June 2011, and including the special and regular dividends to be paid in July, we have returned approximately $35 million to shareholders in the form of regular quarterly and special dividends and share repurchases.

Working Capital

Accounts receivable at May 3, 2015, were $28.7 million, an increase of 5% compared with $27.4 million at April 27, 2014. This increase is primarily due to an increase in net sales in the fourth quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014. Net sales in the fourth quarter of fiscal 2015 and 2014 were $78.8 million and $74.0 million, respectively. Days’ sales in receivables were 33 days and 34 days during the fourth quarters of fiscal 2015 and 2014, respectively.

Inventories at May 3, 2015 were $42.5 million, an increase of 5% compared with $40.7 million at April 27, 2014. This increase primarily reflects increased business volume in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014 and expected demand trends in the first quarter of fiscal 2016. Inventory turns were 6.4 and 6.1 during the fourth quarters of fiscal 2015 and 2014, respectively.

Accounts payable-trade as of May 3, 2015, was $28.4 million, an increase of 7% compared with $26.7 million at April 27, 2014.  This increase primarily reflects increased inventory purchases, as a result of the increased business volume in fiscal 2015 compared with fiscal 2014.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $41.8 million at May 3, 2015, compared with $41.1 million at April 27, 2014. Operating working capital turnover was 7.7 in fiscal 2015 compared to 7.0 in fiscal 2014.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 0.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

As of May 3, 2015, we have one remaining annual payment of $2.2 million due on August 1, 2015.

Revolving Credit Agreement –United States

As of May 3, 2015, we had unsecured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo') that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at April 27, 2014, noted below decreased the $10.0 million available. Interest was charged at a rate (applicable interest rate of 1.78% and 1.75% at May 3, 2015 and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on the ratio of debt to EBITDA as defined in the agreement. The credit agreement contained customary financial and other covenants as defined in the agreement and was set to expire August 31, 2015.

Our credit agreement with Wells Fargo contained a financial covenant that limited our capital expenditures to $10 million in any fiscal year. Effective March 3, 2015, Wells Fargo increased our capital expenditure limit from $10 million to $12 million for fiscal 2015, as a result of the capital expansion plan associated with our mattress fabrics segment. Our capital expenditures were $10.5 million for fiscal 2015, and as a result, we are not in violation of this financial covenant.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017 and maintain the annual capital expenditure limit of $12 million noted above.

At May 3, 2015, and April 27, 2014, there were $250,000 and $195,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement associated with our U.S. operations at May 3, 2015, and April 27, 2014.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at May 3, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of May 3, 2015 and April 27, 2014.

Revolving Credit Agreement – Culp Europe

At April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% at April 27, 2014). There were $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty ($586,000 USD) denominated borrowings under this agreement to EURO denominated borrowings totaling €424,000 ($588,000 USD). In addition, our applicable interest rate was converted to EURO LIBOR plus 2%.

At May 3, 2015, no borrowings were outstanding this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 3, 2015, the company was in compliance with these financial covenants.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Capital expenditures	$2,270	-	-	-	-	-	2,270
Accounts payable – capital expenditures	990	-	-	-	-	-	990
Operating leases	2,553	1,458	645	76	23	-	4,755
Interest expense	86	-	-	-	-	-	86
Line of credit	-	-	-	-	-	-	-
Long-term debt – principal	2,200	-	-	-	-	-	2,200
Total (1)	$8,099	1,458	645	76	23	-	10,301

Note:  Payment Obligations by End of Each Fiscal Year

(1)
At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $14.1 million in total gross unrecognized tax benefits, $10.3 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $10.5 million and $5.3 million for fiscal 2015 and 2014, respectively. These capital expenditures primarily pertained to our mattress fabrics segment. Depreciation expense was $5.8 million and $5.3 million for fiscal 2015 and 2014, respectively, and primarily pertained to our mattress fabrics segment.

For fiscal 2016, we are projecting capital expenditures for the company as a whole to be $7.5 million to $9.0 million. Depreciation expense for the company as a whole is projected to be $7.0 million in fiscal 2016. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At May 3, 2015, we had total amounts due regarding capital expenditures totaling $990,000, which pertain to outstanding vendor invoices, none of which are financed. This amount due of $990,000 is required to be paid in full during fiscal 2016.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $3.8 million, $3.5 million, and $3.2 million, in fiscal 2015, 2014, and 2013 respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $51.8 million or 16.7% of net sales, in fiscal 2015, $45.4 million or 15.8% of net sales, in fiscal 2014, and $46.3 million, or 17.2% of net sales, in fiscal 2013.

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

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential furniture and bedding manufacturers. As of May 3, 2015, accounts receivable from furniture manufacturers totaled approximately $11.9 million, and accounts receivable from bedding manufacturers totaled approximately $16.8 million.  Additionally, as of May 3, 2015, the aggregate accounts receivable balance of our ten largest customers was $15.0 million, or 52% of trade accounts receivable. No customers within the upholstery fabrics segment accounted for 10% or more of consolidated accounts receivable as of May 3, 2015. One customer within the mattress fabrics segment represented 10% of consolidated accounts receivable at May 3, 2015.

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

The reserve balance for doubtful accounts was $851,000 and $573,000 at May 3, 2015, and April 27, 2014, respectively.

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

The reserve for inventory markdowns was $2.6 million and $2.2 million at May 3, 2015, and April 27, 2014, respectively.

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

The company’s goodwill of $11.5 million at May 3, 2015, relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $922,000 and $977,000 million against our net deferred tax assets at May 3, 2015 and April 27, 2014, respectively. Our valuation allowance of $922,000 at May 3, 2015, represents a $561,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $361,000 against our loss carryforwards associated with our Culp Europe operation located in Poland. Our valuation allowance of $977,000 at April 27, 2014, represents a $666,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $311,000 against our loss carryforwards associated with our Culp Europe operation located in Poland.

Refer to Note 9 located in the notes to the consolidated statements for disclosures regarding our assessment of our recorded valuation allowance as of May 3, 2015 and April 27, 2014, respectively.

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

At May 3, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $85.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

In accordance with ASC Topic 740, we must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Stock-Based Compensation. ASC Topic 718, “Compensation-Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and our board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period.

Compensation expense for unvested incentive stock options and time vested stock awards are amortized on a straight-line basis over the remaining vesting periods. At May 3, 2015, there were no unvested incentive stock options or time vested restricted stock awards. Therefore, there was no unrecognized compensation cost related to these types of equity based awards at May 3, 2015. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance based restricted stock units are recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Performance goals that were previously deemed probable and were not or expected to be met, previously recognized compensation cost will be reversed. At May 3, 2015, the remaining compensation cost related to the performance based restricted stock units was $1.2 million.

We recorded $786,000, $710,000, and $562,000 of compensation expense within selling, general, and administrative expense for our equity based awards in fiscal 2015, 2014, and 2013, respectively.

Excess income tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforward.

Our equity incentive plans are described more fully in Note 12 in the notes to the consolidated financial statements.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2015.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2016 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At May 3, 2015, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. Our revolving credit line associated with our operation located in Poland bears interest at the EURO LIBOR plus 2%. At May 3, 2015, there were no borrowings outstanding under any of our revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at May 3, 2015, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina Corporation) and Subsidiaries (the “Company”) as of May 3, 2015 and April 27, 2014, and the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of May 3, 2015 and April 27, 2014 and the results of their operations and their cash flows for each of the three years in the period ended May 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 17, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 17, 2015

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 3, 2015 and April 27, 2014	2015	2014
ASSETS
current assets:
cash and cash equivalents	$29,725	$29,303
short-term investments	10,004	6,294
accounts receivable, net	28,749	27,409
inventories	42,484	40,674
deferred income taxes	4,790	6,230
income taxes receivable	229	121
other current assets	2,440	2,344
total current assets	118,421	112,375

property, plant and equipment, net	36,078	31,376
goodwill	11,462	11,462
deferred income taxes	447	2,040
long-term investments	2,415	765
other assets	2,545	2,917
total assets	$171,368	$160,935

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$2,200	$2,200
accounts payable - trade	28,414	26,686
accounts payable - capital expenditures	990	277
accrued expenses	11,129	9,181
income taxes payable	325	442
total current liabilities	43,058	38,786

income taxes payable - long-term	3,792	3,962
deferred income taxes	1,050	1,013
line of credit	-	586
deferred compensation	4,041	2,644
long-term debt, less current maturities	-	2,200
total liabilities	51,941	49,191

commitments and contingencies (notes 10 and 11)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,219,121 at
May 3, 2015 and 12,250,030 at April 27, 2014	611	612
capital contributed in excess of par value	43,159	42,932
accumulated earnings	75,752	68,260
accumulated other comprehensive loss	(95)	(60)
total shareholders' equity	119,427	111,744
total liabilities and shareholders' equity	$171,368	$160,935

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended May 3, 2015, April 27, 2014 and April 28, 2013

(dollars in thousands, except per share data)	2015	2014	2013

net sales	$310,166	$287,162	$268,814
cost of sales	254,599	238,256	219,284
gross profit	55,567	48,906	49,530

selling, general and administrative expenses	32,778	28,657	28,445
income from operations	22,789	20,249	21,085

interest expense	64	427	632
interest income	(622)	(482)	(419)
other expense, net	391	1,261	583
income before income taxes	22,956	19,043	20,289
income tax expense (note 9)	7,885	1,596	1,972
net income	$15,071	$17,447	$18,317

net income per share-basic	$1.23	$1.43	$1.50
net income per share-diluted	$1.21	$1.41	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended May 3, 2015, April 27, 2014 and April 28, 2013

	2015	2014	2013

Net income	$15,071	$17,447	$18,317

Other comprehensive (loss) income

Unrealized (loss) gain on investments, net of taxes	(35)	(114)	38

Total other comprehensive (loss) income	(35)	(114)	38

Comprehensive income	$15,036	$17,333	$18,355

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)
			capital		accumulated
	common	common	contributed		other	total
For the years ended May 3, 2015,	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
April 27, 2014 and April 28, 2013	shares	amount	par value	earnings	income (loss)	equity

balance, April 29, 2012	12,702,806	$635	$46,056	$42,293	$16	$89,000
net income	-	-	-	18,317	-	18,317
stock-based compensation	-	-	562	-	-	562
unrealized gain on investments	-	-	-	-	38	38
excess tax benefit related to stock options
exercised	-	-	76	-	-	76
common stock repurchased	(502,595)	(25)	(4,997)	-	-	(5,022)
fully vested common stock award	1,658	-	-	-	-	-
common stock issued in connection
with exercise of stock options	23,025	1	204	-	-	205
dividends paid	-	-	-	(7,593)	-	(7,593)
balance, April 28, 2013	12,224,894	611	41,901	53,017	54	95,583
net income	-	-	-	17,447	-	17,447
stock-based compensation	-	-	710	-	-	710
unrealized loss on investments	-	-	-	-	(114)	(114)
excess tax benefit related to stock options
exercised	-	-	143	-	-	143
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	23,125	1	193	-	-	194
common stock issued surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
dividends paid	-	-	-	(2,204)	-	(2,204)
balance, April 27, 2014	12,250,030	612	42,932	68,260	(60)	111,744
net income	-	-	-	15,071	-	15,071
stock-based compensation	-	-	786	-	-	786
unrealized loss on investments	-	-	-	-	(35)	(35)
excess tax benefit related to stock options
exercised	-	-	109	-	-	109
common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	10,100	1	93	-	-	94
common stock issued surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
dividends paid				(7,579)		(7,579)
balance, May 3, 2015	12,219,121	$611	$43,159	$75,752	$(95)	$119,427

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 3, 2015, April 27,2014, and April 28, 2013
(dollars in thousands)	2015	2014	2013

cash flows from operating activities:
net income	$15,071	$17,447	$18,317
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	5,773	5,312	5,115
amortization of other assets	187	169	235
stock-based compensation	786	710	562
excess tax benefit related to stock options exercised	(109)	(143)	(76)
deferred income taxes	3,179	(1,727)	(344)
gain on sale of equipment	(78)	(283)	-
foreign currency exchange (gains) losses	(84)	626	222
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(1,636)	(3,857)	1,667
inventories	(1,883)	(2,200)	(1,979)
other current assets	(151)	(270)	(49)
other assets	(117)	(72)	(176)
accounts payable-trade	1,964	4,131	(8,384)
accrued expenses and deferred compensation	3,372	34	2,491
income taxes	(163)	342	(526)
net cash provided by operating activities	26,111	20,219	17,075

cash flows from investing activities:
capital expenditures	(10,461)	(5,258)	(4,400)
net cash paid for acquisition of assets	-	(2,640)	-
purchase of short-term investments	(5,355)	(1,945)	(105)
proceeds from the sale of short-term investments	1,628	810	795
purchase of long-term investments	(1,650)	(765)	-
proceeds from life insurance policies	320	-	716
payments on life insurance policies	(18)	(30)	(19)
proceeds from the sale of buildings and equipment	727	407	-
net cash used in investing activities	(14,809)	(9,421)	(3,013)

cash flows from financing activities:
proceeds from lines of credit	-	-	1,000
payments on lines of credit	(538)	-	(1,325)
payments on long-term debt	(2,200)	(2,200)	(2,515)
debt issuance costs	-	(83)	-
repurchases of common stock	(745)	-	(5,022)
dividends paid	(7,579)	(2,204)	(7,593)
proceeds from common stock issued	94	194	205
excess tax benefit related to stock options exercised	109	143	76
net cash used in financing activities	(10,859)	(4,150)	(15,174)

effect of exchange rate changes on cash and cash equivalents	(21)	(875)	(381)

increase (decrease) in cash and cash equivalents	422	5,773	(1,493)

cash and cash equivalents at beginning of year	29,303	23,530	25,023

cash and cash equivalents at end of year	$29,725	$29,303	$23,530

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers, and sells fabrics primarily to residential furniture manufacturers. The majority of our revenues are derived in North America. The company has mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. The company has upholstery fabric operations located in Shanghai, China, Burlington, NC and Anderson, SC.

At the end of our third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of the ongoing economic concerns in Europe. Currently, we remain interested in developing business in Europe, and we are assessing the best strategy for selling upholstery fabric into this market as business conditions improve.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2015, 2014, and 2013.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2015 included 53 weeks. Fiscal 2014 and 2013 each included 52 weeks.

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

A summary of our cash and cash equivalents by geographic area follows:

(dollars in thousands)	May 3, 2015	April 27, 2014
China	$13,018	15,258
Cayman Islands	8,591	-
Canada	5,178	9,139
United States	2,918	4,725
Poland	20	181
	$29,725	29,303

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments – Our short-term investments consist of bond funds that are classified as available-for-sale and a deposit account with a maturity in excess of more than three months. Our short term investments had an accumulated unrealized loss totaling $95,000 and $60,000 at May 3, 2015 and April 27, 2014, respectively. Our short-term investments were recorded at its fair value of $10.0 million and $6.3 million at May 3, 2015 and April 27, 2014, respectively. The fair value of our short-term investments approximates its cost basis.

A summary of our short-term investments by geographic area follows:

	May 3,	April 27,
(dollars in thousands)	2015	2014
Canada	$7,333	5,247
China	1,612	-
United States	1,059	1,047
Cayman Islands	-	-
Poland	-	-
	$10,004	6,294

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

Our long-term investments were recorded at its fair value of $2.4 million and $765,000 at May 3, 2015 and April 27, 2014, respectively. The fair value of long-term investments approximates its cost basis.

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

Inventories – We account for inventories at the lower of first-in, first-out (FIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns.  As a result, we provide inventory valuation write-downs based upon established percentages based on the age of the inventory that are continually evaluated as events and market conditions require. Our inventory aging categories are six, nine, twelve, and fifteen months. We also provide inventory valuation write- downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values.

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

Interest costs of $171,000 were capitalized for the construction of qualifying fixed assets for fiscal 2015. No interest costs were capitalized for the construction of qualifying fixed assets for fiscal years 2014 and 2013.

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

A summary of our foreign currency exchange gains (losses) by geographic area follows:

(dollars in thousands)	2015	2014	2013
China	$241	(571)	(158)
Canada	(108)	(44)	(10)
Poland	(2)	(50)	(40)
	$131	(665)	(208)

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles- Goodwill and Other (ASC Topic 350), we performed our annual impairment test on a qualitative basis. Based on our qualitative assessments as of May 3, 2015 and April 27, 2014, we determined that our goodwill was not impaired using a more likely than not standard.

Our goodwill of $11.5 million at May 3, 2015 and April 27, 2014, respectively, relates to our mattress fabrics segment.

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

We evaluate our deferred income taxes to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since we operate in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. We are required to record a deferred tax liability for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

Revenue Recognition – Revenue is primarily recognized upon shipment and when title and risk of loss pass to the customer. Provision is currently made for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $3.8 million, $3.5 million and $3.2 million in fiscal 2015, 2014, and 2013, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 12. ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non- employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized. Performance goals that were previously deemed probable and were not or expected to be met, previously recognized compensation cost was reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statements of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our long-term debt and short-term and long-term investments. The fair value measurements of our financial instruments are described more fully in Note 13.

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

In May 2014, the FASB issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective in our fiscal 2018 first quarter which will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our consolidated financial statements at this time.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.	BUSINESS COMBINATIONS – MATTRESS FABRIC SEGMENT

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provided for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of prior consulting and non- compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

The purchase price for the equipment and the certain other assets noted below was $2.6 million in cash. Direct acquisition costs related to this business combination totaled $83,000.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment (Note 13)	$890
Non-compete agreement (Notes 7 and 13)	882
Customer relationships (Notes 7 and 13)	868
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement is being amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships are being amortized on a straight line basis over their useful life of seventeen years. The equipment are being amortized on a straight line basis over its useful life of seven years.

3.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 3,	April 27,
(dollars in thousands)	2015	2014
customers	$30,338	28,461
allowance for doubtful accounts	(851)	(573)
reserve for returns and allowances and discounts	(738)	(479)
	$28,749	27,409

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2015	2014	2013
beginning balance	$(573)	(780)	(567)
provision for bad debts	(421)	139	(283)
write-offs, net of recoveries	143	68	70
ending balance	$(851)	(573)	(780)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2015	2014	2013
beginning balance	$(479)	(543)	(478)
provision for returns and allowances and discounts	(2,733)	(2,094)	(2,454)
credits issued	2,474	2,158	2,389
ending balance	$(738)	(479)	(543)

4.	INVENTORIES

A summary of inventories follows:
	May 3,	April 27,
(dollars in thousands)	2015	2014
raw materials	$5,374	6,707
work-in-process	2,766	2,263
finished goods	34,344	31,704
	$42,484	40,674

5.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:
(dollars in thousands)	depreciable lives (in years)	May 3, 2015	April 27, 2014
land and improvements	0-10	$741	741
buildings and improvements	7-40	15,312	12,983
leasehold improvements	**	1,320	1,281
machinery and equipment	3-12	57,286	51,605
office furniture and equipment	3-10	7,340	6,865
capital projects in progress		1,966	3,941
		83,965	77,416
accumulated depreciation and amortization		(47,887)	(46,040)
		$36,078	31,376

** Shorter of life of lease or useful life.

At May 3, 2015, we had total amounts due regarding capital expenditures totaling $990,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of
$990,000 is required to be paid in full in fiscal 2016.

At April 27, 2014, we had total amounts due regarding capital expenditures totaling $277,000, which pertained to outstanding vendor invoices, none of which are financed.

We did not finance any of our capital expenditures in fiscal 2015, 2014, and 2013.

6.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2015	2014	2013
beginning balance	$11,462	11,462	11,462
loss on impairment	-	-	-
acquisitions	-	-	-
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

7.	OTHER ASSETS

A summary of other assets follows:

(dollars in thousands)	May 3, 2015	April 27, 2014
cash surrender value – life insurance	$339	644
non-compete agreement, net	979	1,041
customer relationships, net	766	817
other	461	415
	$2,545	2,917

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 2), we restructured our prior non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We have agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, that will now allow us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement. We recorded this non- compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight line basis over the fifteen year life of the agreement.

During fiscal 2013, the prior non-compete agreement associated with Bodet & Horst was amortized on a straight-line basis over the six year life of the previous agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at May 3, 2015 and April 27, 2014, respectively. At May 3, 2015, and April 27, 2014, accumulated amortization for this non-compete agreement was $1.1 million and $1.0 million, respectively.

Of the $979,000 million non-compete carrying amount at May 3, 2015, $215,000 pertains to the prior non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $764,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that restructured and expanded the non-compete agreement that was in place effective August 11, 2008.

Amortization expense for this non-compete agreement was $75,000, $75,000, and $198,000 in fiscal years 2015, fiscal 2014, and fiscal 2013, respectively. The remaining amortization expense for the next five years and thereafter follows: FY 2016 - $75,000; FY 2017 - $75,000; FY 2018 - $75,000; FY 2019 - $75,000; FY 2020 - $75,000, and Thereafter - $604,000.

The weighted average amortization period for the non-compete agreement is 13 years as of May 3, 2015.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at May 3, 2015 and April 27, 2014, respectively. Accumulated amortization for these customer relationships was $102,000 and $51,000 at May 3, 2015 and April 27, 2014, respectively.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $51,000 for fiscal 2015 and fiscal 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; and Thereafter -
$511,000.

The weighted average amortization period for our customer relationships is 15 years as of May 3, 2015.

Cash Surrender Value - Life Insurance

Fiscal 2015

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

Fiscal 2013

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

Also, this agreement required us to pay our Chairman of the Board during the period of his continued employment but in any event no longer than twelve years, additional compensation totaling $60,000 annually.

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

Overall

At May 3, 2015, we had one life insurance contract with a death benefit of $1.4 million. At April 27, 2014, we had two life insurance contracts with a death benefit of $3.9 million. Our cash surrender value - life insurance balance of $339,000 and $644,000 at May 3, 2015 and April 27, 2014, respectively, are collectible upon death of the respective insured.

8.	ACCRUED EXPENSES

A summary of accrued expenses follows:

	May 3,	April 27,
(dollars in thousands)	2015	2014
compensation, commissions and related benefits	$9,081	7,388
interest	37	71
other	2,011	1,722
	$11,129	9,181

9.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2015	2014	2013
income from operations	$7,885	1,596	1,972
shareholders’ equity, related to the tax benefit arising from stock based compensation	(109)	(143)	(76)
	$7,776	1,453	1,896

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2015	2014	2013
current
federal	$-	-	-
state	(7)	-	19
foreign	4,713	3,323	2,297
	4,706	3,323	2,316
deferred
federal	(849)	1,065	192
state	(52)	416	14
undistributed earnings – foreign subsidiaries	(260)	(5,018)	7,011
U.S. operating loss carryforwards	4,487	1,838	3,665
foreign	(92)	(42)	608
valuation allowance	(55)	14	(11,834)
	3,179	(1,727)	(344)
	$7,885	1,596	1,972

Income (loss) before income taxes related to the company’s foreign and U.S. operations consists of:

(dollars in thousands)	2015	2014	2013
Foreign
China	$12,531	11,512	10,593
Canada	2,695	2,149	2,075
Poland	(260)	(370)	(630)
Total Foreign	14,966	13,291	12,038

United States	7,990	5,752	8,251
	$22,956	19,043	20,289

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2015	2014	2013
federal income tax rate	34.0%	34.0%	34.0%
foreign tax rate differential	(6.7)	(7.2)	(6.7)
increase in the liability for uncertain tax positions	3.7	4.3	4.0
undistributed earnings from foreign subsidiaries	3.0	(26.3)	34.6
change in valuation allowance	(0.2)	0.1	(58.3)
other	0.5	3.5	2.1
	34.3%	8.4%	9.7%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2015	2014
deferred tax assets:
accounts receivable	$444	274
inventories	2,251	1,801
compensation	4,497	3,200
liabilities and other	1,155	1,109
alternative minimum tax credit	1,320	1,320
property, plant and equipment (1)	447	572
loss carryforwards – U.S.	12,133	17,161
loss carryforwards – foreign	361	311
unrecognized tax benefits – U.S.	(10,349)	(9,778)
valuation allowances	(922)	(977)
total deferred tax assets	11,337	14,993
deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(1,733)	(1,993)
property, plant and equipment (2)	(4,022)	(4,581)
goodwill	(1,197)	(1,028)
other	(198)	(134)
total deferred tax liabilities	(7,150)	(7,736)
Net deferred tax asset	$4,187	7,257

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $32.2 million with related future tax benefits of $12.1 million at May 3, 2015. These carryforwards principally expire in 11-19 years, fiscal 2026 through fiscal 2034. The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

At May 3, 2015, the current deferred tax asset of $4.8 million represents $4.4 million and $421,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, the non-current deferred tax asset of $447,000 pertained to our operations located in China. At May 3, 2015, the non-current deferred tax liability of $1.1 million represents $896,000 and $154,000 from our operations located in Canada and U.S., respectively.

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at May 3, 2015 and April 27, 2014, respectively.

United States

Our net deferred tax asset regarding our U.S. operations includes U.S. loss carryforwards totaling $32.2 million, $45.7 million, and $50.7 million at May 3, 2015, April 27, 2014, and April 28, 2013, respectively.

Fiscal 2013

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made in our mattress fabric operations, our U.S operations' financial results started to improve in fiscal 2011 and this improvement continued through the second quarter of fiscal 2013. Our U.S. operations earned a pre-tax income on a cumulative three-year basis as of April 29, 2012 (the end of our fiscal 2012) of $11.9 million and an additional $3.4 million through the second quarter of fiscal 2013.

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

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries (see separate section below), we recorded an income tax benefit of $12.2 million to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets that we concluded were more likely than not to be realized. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards.

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

Fiscal 2014

At April 27, 2014, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $666,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2014, we recorded an income tax benefit of $56,000 that reduced our valuation allowance against our U.S. net deferred tax assets. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

Fiscal 2015

At May 3, 2015, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $561,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2015, we recorded an income tax benefit of $105,000 that reduced our valuation allowance against our U.S. net deferred tax assets. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2015.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had a history of cumulative pre-tax losses.

Based on the negative evidence, as supported by our cumulative pre-tax loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets commencing in the second quarter of fiscal 2013. As of May 3, 2015, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets totaling
$361,000.

Change in Valuation Allowance

In fiscal 2015, we recorded an income tax benefit of $55,000 for a reduction of our valuation allowance. This $55,000 reduction represents an income tax benefit of $105,000 for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards, partially offset by an income tax charge of $50,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

In fiscal 2014, we recorded an income tax charge of $14,000 for an increase of our valuation allowance. The $14,000 increase represents an income tax charge of $70,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland, partially offset by an income tax benefit of $56,000 for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

In fiscal 2013, we recorded an income tax benefit of $11.8 million for the reduction of our valuation allowance. This $11.8 million decrease represents a $12.1 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, partially offset by an income tax charge of $241,000 for the establishment of a full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

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

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it was our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

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

Fiscal 2015

An income tax charge of $695,000 was recorded during fiscal 2015 for the U.S. income tax effects of the undistributed earnings and foreign withholding taxes incurred in fiscal 2015 from our Canadian and China operations.

At May 3, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $85.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2015	2014	2013
beginning balance	$13,740	13,166	12,462
increases from prior period tax positions	588	756	812
decreases from prior period tax positions	(187)	(182)	(108)
increases from current period tax positions	-	-	-
ending balance	$14,141	13,740	13,166

At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $4.0 million would favorably affect the income tax rate in future periods.

As of May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable-long- term, respectively, in the accompanying consolidated balance sheets. As of April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At May 3, 2015 and April 27, 2014, the gross amount of interest and penalties due to unrecognized tax benefits was $844,000 and $755,000, respectively.

The liability for uncertain tax positions at May 3, 2015, includes $14.1 million related to tax positions for which significant change is reasonably possible in fiscal 2016. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2008 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2011 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2010 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $4.8 million in fiscal 2015, $3.0 million in 2014, and $2.8 million in 2013.

10.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

(dollars in thousands)	May 3, 2015	April 27, 2014
unsecured senior term notes	$2,200	4,400
current maturities of long-term debt	(2,200)	(2,200)
long-term debt, less current maturities	$-	2,200

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an  average term of 0.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

As of May 3, 2015, we have one remaining annual payment of $2.2 million due on August 11, 2015.

Revolving Credit Agreement –United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo') that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at April 27, 2014, noted below decreased the $10.0 million available. Interest was charged at a rate (applicable interest rate of 1.78% and 1.75% at May 3, 2015 and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on the ratio of debt to EBITDA as defined in the agreement. The credit agreement contained customary financial and other covenants as defined in the agreement and was set to expire August 31, 2015.

Our credit agreement with Wells Fargo contained a financial covenant that limited our capital expenditures to $10 million in any fiscal year. Effective March 3, 2015, Wells Fargo increased our capital expenditure limit from $10 million to $12 million for fiscal 2015, as a result of the capital expansion plan associated with our mattress fabrics segment. Our capital expenditures were $10.5 million for fiscal 2015, and as a result, we are not in violation of this financial covenant.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017 and maintain the annual capital expenditure limit of $12 million noted above.

At May 3, 2015, and April 27, 2014, there were $250,000 and $195,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement associated with our U.S. operations at May 3, 2015, and April 27, 2014.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at May 3, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of May 3, 2015 and April 27, 2014.

Revolving Credit Agreement – Culp Europe

At April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% at April 27, 2014). There were $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty ($586,000 USD) denominated borrowings under this agreement to EURO denominated borrowings totaling €424,000 ($588,000 USD). In addition, our applicable interest rate was converted to EURO LIBOR plus 2%.

At May 3, 2015, no borrowings were outstanding this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At May 3, 2015, the company was in compliance with these financial covenants.

Interest paid during 2015, 2014, and 2013 totaled $268,000 $466,000, and $666,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases. Lease terms related to real estate primarily range from three to five years with renewal options for additional periods ranging up to nine years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $2.9 million in fiscal 2015, $2.7 million in fiscal 2014, and $2.4 million in fiscal 2013. Future minimum rental commitments for noncancellable operating leases are $2.6 million in fiscal 2016; $1.5 million in fiscal 2017; $645,000 in fiscal 2018, $76,000 in fiscal 2019, and $23,000 in fiscal 2020. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. At April 27, 2014, this lease was on a month to month basis at an amount of $12,704 per month. Effective October 1, 2014, we entered into a new lease agreement with the partnership noted above. The new lease agreement requires monthly payments of $13,000 for a three year term commencing on October 1, 2014 through September 30, 2017. This lease contains two successive options to renew the lease with each renewal period being three years. The first and second renewal terms would require monthly payments of $13,100 and $13,200, respectively.

Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $155,000 in fiscal 2015 and $152,000 in each of fiscal 2014 and 2013.

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

Purchase Commitments

At May 3, 2015, and April 27, 2014, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.3 million and $3.4 million, respectively.

12.	STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 20, 2007, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The types of equity based awards available for grant under the 2007 Plan include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, our 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At May 3, 2015, there were 577,799 shares available for future equity based grants under the company’s 2007 Plan.

Stock Options

Under our 2007 Plan, employees, directors, and others associated with the company may be granted options to purchase shares of common stock at the fair market value on the date of grant.

No options were granted to employees in fiscal 2015, 2014 or 2013, respectively. No options were granted to outside directors during fiscal years 2015 and 2014

During fiscal year 2013, an outside director was granted 2,000 option shares to purchase shares of common stock at the fair market value on the date of grant. Options granted to outside directors vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant.

The fair value of stock options granted to an outside director during fiscal 2013 was $5.03, using the following assumptions:

	2015	2014	2013
Risk-free interest rate	-	-	0.67%
Dividend yield	-	-	3.00%
Expected volatility	-	-	61.70%
Expected term (in years)	-	-	5

The fair value of the above option award was estimated on the date of grant using a Black-Scholes option- pricing model. The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of participants that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical experience and future dividend yields in effect at the time of grant. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock option award, and expected participant exercise trends.

No compensation expense was recorded for incentive stock options in fiscal 2015 as all incentive stock option awards were fully vested at the end of fiscal 2014. The company recorded compensation expense of $10,000 and $62,000 within selling, general, and administrative expense for incentive stock options in fiscal 2014 and 2013.

The following table summarizes stock option activity for fiscal 2015, 2014, and 2013:

		2015		2014		2013
		Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	153,950	$6.70	182,825	$6.99	209,475	$7.22
granted	-	-	-	-	2,000	12.13
exercised	(10,100)	9.31	(23,125)	8.40	(23,025)	8.92
canceled/expired	(3,750)	7.27	(5,750)	9.28	(5,625)	9.37
outstanding at end of year	140,100	6.49	153,950	6.70	182,825	6.99

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 5/03/15	Weighted-Avg. Remaining Contractual Life		Weighted-Avg. Exercise Price	Number Exercisable at 5/03/15	Weighted-Avg. Exercise Price
$1.88 - $ 1.88	40,000	3.7	years	$1.88	40,000	$1.88
$4.59 - $ 5.41	6,000	0.8		$4.86	6,000	$4.86
$7.08 - $ 9.57	92,100	2.3		$8.48	92,100	$8.48
$10.11 - $12.13	2,000	7.4		$12.13	2,000	$12.13
	140,100	2.7		$6.49	140,100	$6.49

At May 3, 2015, the aggregate intrinsic value for options outstanding and exercisable was $2.7 million.

The aggregate intrinsic value for options exercised was $87,000, $224,000, and $90,000, in fiscal 2015, 2014, and 2013, respectively.

At May 3, 2015, there were no unvested incentive  stock option awards. Therefore, there was no unrecognized compensation cost related to the incentive stock option awards at May 3, 2015.

Time Vested Restricted Stock Awards

On July 1, 2009 (fiscal 2010), two executive officers were granted 80,000 shares of time vested restricted common stock. This time vested restricted stock award vested in equal one-third installments on July 1, 2012, 2013, and 2014. The fair value (the closing price of the company’s common stock) of this restricted stock award is measured at the date of grant (July 1, 2009) and was $5.08 per share.

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vested in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value (the closing price of the company’s common stock) of this restricted stock award for key management employees was measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of this restricted stock award for the non-employee is measured at the earlier date when the service period is met or the end of each reporting period. The fair value of the one- third installment that vested on May 1, 2012, May 1, 2013, and May 1, 2014 was $11.05, $16.25, and $18.61, respectively.

The following table summarizes the time vested restricted stock activity for fiscal 2015, 2014, and 2013:

	2015 Shares	2014 Shares	2013 Shares
outstanding at beginning of year	61,668	123,335	185,000
granted	-	-	-
vested	(61,668)	(61,667)	(61,665)
outstanding at end of year	-	61,668	123,335

During fiscal 2015, 61,668 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share. During fiscal 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share. During fiscal 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At May 3, 2015, there were no shares of time vested restricted stock outstanding and unvested. At April 27, 2014, there were 61,668 shares of time vested restricted stock outstanding and unvested. Of the 61,668 shares outstanding and unvested, 35,000 shares were granted on January 7, 2009 and 26,668 shares were granted on July 1, 2009. At April 27, 2014, the weighted average fair value of these outstanding and unvested shares was $4.17 per share.

At May 3, 2015, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at May 3, 2015.

We recorded compensation expense of $4,000, $62,000, and $140,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2015, 2014, and fiscal 2013, respectively.

Performance Based Restricted Stock Units

Fiscal 2015

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

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At May 3, 2015, this grant was unvested and was measured at $26.02 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service period of 16 months and 28 months for performance based restricted stock units which could earn up to 12,000 and 16,000 shares of common stock, respectively.

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

Overall

We recorded compensation expense of $727,000, $581,000 and $340,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2015, 2014 and 2013, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At May 3, 2015,  the remaining  unrecognized compensation cost  related to the  performance based restricted stock units was $1.2 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.

Common Stock Awards

On October 1, 2014, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $17.95 per share, which represents the closing price of the company's common stock at the date of grant.

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

We recorded $55,000, $57,000, and $20,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2015, 2014, and 2013, respectively.

Other Share-Based Arrangements

Effective May 2, 2011, we entered into an agreement in which we granted a non-employee a stock appreciation right that was indexed on 70,000 shares of our common stock. This agreement required us to settle in cash an amount equal to $35,000, plus the excess, if any, over a stock appreciation right value of $700,000 at May 2, 2011. This stock appreciation right value of $700,000 represented the 70,000 indexed shares of common stock noted above measured at the closing price per share of $10.00 at May 2, 2011. The cash settlement in connection with the stock appreciation right value represented the difference between a stock appreciation right value that is indexed on the 70,000 shares of common stock noted above and the highest closing price per share of our common stock for the period May 2, 2011 through June 30, 2012 (limited to $12.00 per share) and the $700,000 stock appreciate right value at May 2, 2011. This award vested over the period  May 2,  2011 through  June 30,  2012 and  represented the  non- employee’s required service period.

During the first quarter of fiscal 2013, this award fully vested and was paid out at a fair value totaling $174,000.

We recorded $40,000 of compensation expense within selling, general, and administrative expense for this agreement during fiscal 2013.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at May 3, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$3,107	N/A	N/A	$3,107
Premier Money Market Fund	2,285	N/A	N/A	2,285
Intermediate Term Bond Fund	2,181	N/A	N/A	2,181
Low Duration Bond Fund	2,096	N/A	N/A	2,096
Strategic Income Fund	1,008	N/A	N/A	1,008
Growth Allocation Fund	85	N/A	N/A	85
Other	45	N/A	N/A	45

Fair value measurements at April 27, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,576	N/A	N/A	$2,576
Low Duration Bond Fund	2,077	N/A	N/A	2,077
Intermediate Term Bond Fund	1,641	N/A	N/A	1,641
Premier Money Market Fund	755	N/A	N/A	755
Other	10	N/A	N/A	10

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At May 3, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million. At April 27, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million.

Nonrecurring Basis

During fiscal 2015, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis.

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

The equipment was classified as level 2 as the fair value was determined using quoted market prices from a third party. The non-compete agreement was recorded at its fair value using a discounted cash flow valuation model that used significant unobservable inputs and was classified as level 3. The customer relationships were recorded at fair value using a multi-period excess earnings valuation model that used significant unobservable inputs and was classified as level 3.

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

(in thousands)	2015	2014	2013
weighted-average common shares outstanding, basic	12,217	12,177	12,235
dilutive effect of stock-based compensation	205	237	215
weighted-average common shares outstanding, diluted	12,422	12,414	12,450

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2015, 2014 and 2013, as the exercise price of the options was less than the average market price of common shares.

At May 3, 2015, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected. The computation of basic net income did not include 61,668 and 123,335 shares of time vested restricted common stock as these shares were unvested for fiscal 2014 and 2013.

15.	BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $798,000, $696,000, and $635,000 in fiscal years 2015, 2014, and 2013, respectively.

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

Our contributions to the Plan were $174,000 for fiscal 2015, $166,000 for fiscal 2014, and $145,000 for fiscal 2013, respectively. Our nonqualified deferred compensation plan liability of $4.0 million and $2.6 million at May 3, 2015 and April 27, 2014, were recorded in deferred compensation in the 2015 and 2014 Consolidated Balance Sheets, respectively.

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

The investment assets of the Trust are recorded at their fair value of $2.4 million and $765,000 at May 3, 2015 and April 27, 2014, and were recorded in long-term investments in the 2015 and 2014 Consolidated Balance Sheets, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

16.	SEGMENT INFORMATION

The company’s operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment manufacturers, sources, and sells fabrics primarily to residential furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 84%, 82% and 85% of total consolidated net sales in 2015, 2014, and 2013, respectively. International sales accounted for 22%, 19% and 23% of net sales in 2015, 2014, and 2013, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2015	2014	2013
north america (excluding USA) (1)	$30,758	15,556	11,900
far east and asia (2)	31,855	33,487	43,907
all other areas	4,720	6,041	5,806
	$67,333	55,084	61,613

(1)	Of this amount, $24.1 million, $9.3 million, and $3.2 million are attributable to shipments to Mexico in fiscal 2015, 2014, and 2013, respectively.

(2)	Of this amount $26.5 million, $32.2 million, and $42.1 million are attributable to shipment to China in fiscal 2015, 2014, and 2013, respectively.

Sales are attributed to individual countries based upon location that the company ships its products to for delivery to customers.

The company evaluates the operating performance of its segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, amd other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment.  The mattress fabrics segment also includes in segment assets, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2015	2014	2013
net sales:
upholstery fabrics	$130,427	126,457	114,800
mattress fabrics	179,739	160,705	154,014
	$310,166	287,162	268,814
gross profit:
upholstery fabrics	$22,690	21,429	19,984
mattress fabrics	32,877	27,477	29,546
	$55,567	48,906	49,530
(dollars in thousands)	2015	2014	2013
selling, general, and administrative expenses:
upholstery fabrics	$14,562	13,393	13,031
mattress fabrics	11,206	9,962	9,646
unallocated corporate	7,010	5,302	5,768
total selling, general, and administrative
expenses	$32,778	28,657	28,445
Income from operations:
upholstery fabrics	$8,128	8,036	6,953
mattress fabrics	21,671	17,515	19,900
total segment income from operations	29,799	25,551	26,853
unallocated corporate expenses	(7,010)	(5,302)	(5,768)
total income from operations	22,789	20,249	21,085
interest expense	(64)	(427)	(632)
interest income	622	482	419
other expense	(391)	(1,261)	(583)
income before income taxes	$22,956	19,043	20,289

One customer within the upholstery fabrics segment represented 13% of consolidated net sales in fiscal years 2015, 2014, and 2013, respectively. Two customers within the mattress fabrics segment represented 20%, 21%, and 22% of consolidated net sales in fiscal 2015, 2014, and 2013, respectively. No customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of May 3, 2015 and April 27, 2014, respectively. One customer within the mattress fabrics segment accounted for 10% and 11% of net accounts receivable balance as of May 3, 2015 and April 27, 2014, respectively.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2015		2014		2013
segment assets
mattress fabrics
current assets (1)	$41,328		36,229		33,323
non-compete agreements, net	979		1,041		185
customer relationships	766		817		-
goodwill	11,462		11,462		11,462
property, plant, and equipment	33,773	(2)	29,040	(3)	28,578	(4)
total mattress fabrics assets	$88,308		78,589		73,548

upholstery fabrics
current assets (2)	$29,905		31,854		28,487
property, plant, and equipment	1,467	(5)	1,573	(6)	1,230	(7)
total upholstery fabrics assets	$31,372		33,427		29,717

total segment assets	119,680		112,016		103,265

non-segment assets
cash and cash equivalents	29,725		29,303		23,530
short-term investments	10,004		6,294		5,286
income taxes receivable	229		121		318
deferred income taxes	5,237		8,270		8,462
other current assets	2,440		2,344		2,093
property, plant, and equipment	838	(8)	763	(8)	786	(8)
long-term investments	2,415		765		-
other assets	800		1,059		966
total assets	$171,368		160,935		144,706

capital expenditures (9):
mattress fabrics	$10,454		4,380		3,805
upholstery fabrics	468		827		425
unallocated corporate	252		103		227
	11,174		5,310		4,457

depreciation expense
mattress fabrics	$5,034		4,694		4,487
upholstery fabrics	739		618		628
total segment depreciation expense	$5,773		5,312		5,115

(1)	Current assets represent accounts receivable and inventory.

(2)	The $33.8 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $23.8 million and located in Canada of $10.0 million.

(3)	The $29.0 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $20.6 million and located in Canada of $8.4 million.

(4)	The $28.6 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $20.4 million and located in Canada of $8.2 million.

(5)	The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848 and located in China of $619.

(6)	The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

(7)	The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, China of $265, and located in Poland of $57.

(8)
The $838, $763, and $786 balance at May 3, 2015, April 27, 2014, and April 28, 2013, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(9)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

17.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 3, 2015, the company’s statutory surplus reserve was $5.0 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $5.0 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

During fiscal 2014, there were no repurchases of our common stock on the $5.0 million limit that was authorized on February 25, 2014.

Fiscal 2015

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. At May 3, 2015, we had $4.3 million available for additional repurchases of our common stock.

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

Fiscal 2013

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented a special cash dividend payment of $0.50 per share, and $1.5 million represented our regular quarterly dividend payments of $0.03 per share.

Fiscal 2014

During fiscal 2014, we paid quarterly dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

Fiscal 2015

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regularly quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividend payments are payable on July 15, 2015, to shareholders of record as of July 1, 2015.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2015	2015	2015	2015	2014	2014	2014	2014
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$78,846	81,269	73,991	76,060	74,043	72,389	70,589	70,141
cost of sales	62,674	66,867	61,713	63,345	62,282	60,552	58,354	57,067
gross profit	16,172	14,402	12,278	12,715	11,761	11,837	12,235	13,074
selling, general and administrative expenses	9,605	8,375	7,379	7,419	7,317	7,041	7,200	7,100
income from operations	6,567	6,027	4,899	5,296	4,444	4,796	5,035	5,974
interest expense	15	-	-	68	97	91	99	140
interest income	(143)	(202)	(153)	(142)	(139)	(148)	(102)	(92)
other expense (income)	10	307	162	(89)	366	279	224	391
income before income taxes	6,685	5,922	4,890	5,459	4,120	4,574	4,814	5,535
income taxes	1,772	2,110	1,889	2,115	1,380	(3,807)	1,718	2,305
net income	$4,913	3,812	3,001	3,344	2,740	8,381	3,096	3,230
depreciation	$1,528	1,432	1,414	1,399	1,348	1,329	1,331	1,305
weighted average shares outstanding	12,219	12,219	12,218	12,212	12,188	12,188	12,183	12,148
weighted average shares outstanding,
assuming dilution	12,440	12,417	12,401	12,404	12,413	12,405	12,389	12,366
PER SHARE DATA
net income per share - basic	$0.40	0.31	0.25	0.27	0.22	0.69	0.25	0.27
net income per share - diluted	0.39	0.31	0.24	0.27	0.22	0.68	0.25	0.26
dividends per share	0.06	0.06	0.05	0.45	0.05	0.05	0.04	0.04
book value	9.77	9.41	9.14	8.93	9.12	8.93	8.29	8.05
BALANCE SHEET DATA
operating working capital (3)	$41,829	39,371	37,645	41,265	41,120	44,657	41,210	38,442
property, plant and equipment, net	36,078	35,269	33,204	31,891	31,376	30,115	30,559	30,808
total assets	171,368	167,815	156,662	154,212	160,935	156,678	156,242	151,101
capital expenditures	2,490	3,696	2,728	2,260	2,643	927	1,082	658
dividends paid	733	733	611	5,502	612	613	490	489
long-term debt, current maturities of long-term debt, and line of credit (1)	2,200	2,200	2,200	4,969	4,986	4,973	4,985	7,160
shareholders' equity	119,427	114,972	111,674	109,147	111,744	109,443	101,515	98,585
capital employed (2)	79,184	77,711	75,636	79,516	77,394	80,344	77,068	78,289
RATIOS & OTHER DATA
gross profit margin	20.5%	17.7%	16.6%	16.7%	15.9%	16.4%	17.3%	18.6%
operating income margin	8.3	7.4	6.6	7.0	6.0	6.6	7.1	8.5
net income margin	6.2	4.7	4.1	4.4	3.7	11.6	4.4	4.6
effective income tax rate	26.5	35.6	38.6	38.7	33.5	(83.2)	35.7	41.6
Debt-to-total capital employed ratio (1)	2.8	2.8	2.9	6.2	6.4	6.2	6.5	9.1
operating working capital turnover (3)	7.7	7.5	7.2	7.1	7.0	7.0	7.1	7.1
days sales in receivables	33	32	31	31	34	31	32	29
inventory turnover	6.4	7.0	6.4	6.0	6.1	5.4	5.4	5.6
STOCK DATA
stock price
high	$29.19	22.74	19.24	19.05	21.10	20.75	19.82	19.56
low	19.22	18.50	16.60	17.11	17.61	18.37	17.60	14.93
close	26.02	20.09	18.97	17.87	18.61	20.05	19.80	19.36
daily average trading volume (shares)	64.9	26.8	29.7	33.7	27.1	26.9	21.2	34.7

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

(3) Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade accounts payable - capital expenditures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 3, 2015, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 3, 2015. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets; (2) providing reasonable assurance that the transactions are recorded as necessary for preparation of financial statements, and that receipts and expenditures are made in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use, disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 3, 2015.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 3, 2015, April 27, 2014 and April 28, 2013 and has audited the company’s effectiveness of internal controls over financial reporting as of May 3, 2015, as stated in their report, which is included in Item 8 hereof.

During the quarter ended May 3, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of May 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended May 3, 2015, and our report dated July 17, 2015 expressed an unqualified on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 17, 2015

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	140,100	$6.49	577,799
Equity compensation plans not approved by security holders	-	-	-
Total	140,100	$6.49	577,799

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual Report on
Item	Form 10-K

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets – May 3, 2015 and
April 27, 2014	50

Consolidated Statements of Net Income -
for the years ended May 3, 2015,	51
April 27, 2014 and April 28, 2013

Consolidated Statements of Comprehensive Income -
for the years ended May 3, 2015,	52
April 27, 2014 and April 28, 2013

Consolidated Statements of Shareholders’ Equity -
for the years ended May 3, 2015,	53
April 27, 2014 and April 28, 2013

Consolidated Statements of Cash Flows -
for the years ended May 3, 2015,
April 27, 2014 and April 28, 2013	54

Notes to Consolidated Financial Statements	55

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

3(i)	Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3(ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, filed on November 13, 2007 (Commission File No. 001-12597) and are incorporated herein by reference.

10.1	First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp Inc. and Wells Fargo, N.A.,

10.2	Culp Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1.

10.3
Written description of Non-employee Director Compensation, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2014, dated September 12, 2014, and is incorporated herein by reference.. (*)

10.4
2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003 (Commission File No. 001-12597), and is incorporated herein by reference.  (*)

10.5
Form of stock option agreement for options granted to executive officers pursuant to the 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, filed on September 11, 2007 (Commission File No. 001-12597) and is incorporated herein by reference. (*)

10.6	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.7
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.8
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.9
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2008, filed on September 10, 2008 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.10
Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company’s Form 8-K dated August 11, 2008 (Commission File No. 001-12597), and incorporated herein by reference.

10.11
Written description of annual incentive plan was filed as Exhibit 10.29 to the company’s Form 10-K for the year end dated April 29, 2012, filed on July 12, 2012, and is incorporated herein by reference. (*)

10.12
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter end dated July 29, 2012, filed on September 7, 2012, and is incorporated herein by reference.

10.13
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012. (*)

10.14
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013, and is incorporated herein by reference.

10.15
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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 17, 2015

24(b)	Power of Attorney of Kenneth R. Larson, dated July 17, 2015

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 17, 2015

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 93 nder the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of July 2015.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of July 2015.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)
/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp Inc. and Wells Fargo, N.A.,

10.2	Culp Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1.

21	List of subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519, 333-59512, 333-59514, 333-101805, 333-147663), dated March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, and November 27, 2007 and on Form S-3 and S-3/A (File No. 333-141346).

24(a)	Power of Attorney of Patrick B. Flavin, dated July 17, 2015

24(b)	Power of Attorney of Kenneth R. Larson, dated July 17, 2015

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 17, 2015

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document