Form 10-Q
period 2015-08-02
CULP INC
filed 2015-09-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at August 2, 2015:  12,338,765
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended August 2, 2015

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED AUGUST 2, 2015 AND AUGUST 3, 2014
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	August 2,	August 3,
	2015	2014

Net sales	$80,185	76,060
Cost of sales	63,983	63,345
Gross profit	16,202	12,715

Selling, general and
administrative expenses	8,741	7,419
Income from operations	7,461	5,296

Interest expense	24	68
Interest income	(66)	(142)
Other expense (income)	95	(89)
Income before income taxes	7,408	5,459

Income taxes	2,707	2,115
Net income	$4,701	3,344

Net income per share, basic	$0.38	0.27
Net income per share, diluted	0.38	0.27
Average shares outstanding, basic	12,277	12,212
Average shares outstanding, diluted	12,456	12,404

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 2, 2015 AND AUGUST 3, 2014
UNAUDITED

	THREE MONTHS ENDED

	August 2,	August 3,
	2015	2014

Net income	$4,701	3,344

Other comprehensive loss

Unrealized loss on investments	(89)	(10)

Total other comprehensive loss	(89)	(10)

Comprehensive income	4,612	3,334

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 2, 2015, AUGUST 3, 2014 AND MAY 3, 2015
UNAUDITED
(Amounts in Thousands)

	August 2,	August 3,	* May 3,
	2015	2014	2015
Current assets:
Cash and cash equivalents	$25,933	24,665	29,725
Short-term investments	6,336	6,311	10,004
Accounts receivable, net	25,707	24,239	28,749
Inventories	46,544	41,688	42,484
Deferred income taxes	6,986	6,203	4,790
Income taxes receivable	142	136	229
Other current assets	3,502	2,308	2,440
Total current assets	115,150	105,550	118,421

Property, plant and equipment, net	37,480	31,891	36,078
Goodwill	11,462	11,462	11,462
Deferred income taxes	412	973	447
Long-term investments	2,893	1,749	2,415
Other assets	2,475	2,587	2,545

Total assets	$169,872	154,212	171,368

Current liabilities:
Current maturities of long-term debt	$2,200	2,200	2,200
Accounts payable-trade	28,233	24,458	28,414
Accounts payable - capital expenditures	613	204	990
Accrued expenses	7,731	6,365	11,129
Income taxes payable - current	392	387	325
Total current liabilities	39,169	33,614	43,058

Income taxes payable - long-term	3,634	4,037	3,792
Deferred income taxes	4,064	1,013	1,050
Line of credit	-	569	-
Deferred compensation	4,280	3,632	4,041
Long-term debt, less current maturities	-	2,200	-

Total liabilities	51,147	45,065	51,941

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,338,765 at August 2, 2015; 12,216,766
at August 3, 2014; and 12,219,121 at
May 3, 2015	617	610	611
Capital contributed in excess of par value	43,515	42,505	43,159
Accumulated earnings	74,777	66,102	75,752
Accumulated other comprehensive loss	(184)	(70)	(95)
Total shareholders' equity	118,725	109,147	119,427

Total liabilities and shareholders' equity	$169,872	154,212	171,368

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 2, 2015 AND AUGUST 3, 2014
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	August 2,	August 3,
	2015	2014

Cash flows from operating activities:
Net income	$4,701	3,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,555	1,399
Amortization of other assets	47	47
Stock-based compensation	265	46
Excess tax benefit related to stock-based compensation	(788)	(99)
Deferred income taxes	1,641	1,193
Gain on sale of equipment	(46)	(45)
Foreign currency gains	(57)	(201)
Changes in assets and liabilities:
Accounts receivable	2,774	3,168
Inventories	(4,068)	(1,021)
Other current assets	(1,149)	40
Other assets	23	283
Accounts payable - trade	(132)	(2,224)
Accrued expenses and deferred compensation	(3,870)	(1,855)
Income taxes	159	(24)
Net cash provided by operating activities	1,055	4,051

Cash flows from investing activities:
Capital expenditures	(3,336)	(2,333)
Proceeds from the sale of equipment	104	391
Proceeds from the sale of short-term investments	3,612	-
Purchase of short-term investments	(33)	(27)
Purchase of long-term investments	(478)	(984)
Net cash used in investing activities	(131)	(2,953)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	788	99
Common stock repurchased	-	(556)
Dividends paid	(5,676)	(5,502)
Proceeds from common stock issued	56	-
Net cash used in financing activities	(4,832)	(5,959)

Effect of exchange rate changes on cash and cash equivalents	116	223

Decrease in cash and cash equivalents	(3,792)	(4,638)

Cash and cash equivalents at beginning of period	29,725	29,303

Cash and cash equivalents at end of period	$25,933	24,665

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, April 27, 2014	12,250,030	$612	42,932	68,260	(60)	$111,744
Net income	-	-	-	15,071	-	15,071
Stock-based compensation	-	-	786	-	-	786
Unrealized loss on investments	-	-	-	-	(35)	(35)
Excess tax benefit related to stock
based compensation	-	-	109	-	-	109
Common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	10,100	1	93	-	-	94
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-	-	-	(7,579)	-	(7,579)
Balance, May 3, 2015 *	12,219,121	611	43,159	75,752	(95)	119,427
Net income	-	-	-	4,701	-	4,701
Stock-based compensation	-	-	265	-	-	265
Unrealized loss on investments	-	-	-	-	(89)	(89)
Excess tax benefit related to stock
based compensation	-	-	788	-	-	788
Common stock issued in connection
with performance based units	115,855	6	(6)			-
Common stock issued in connection
with exercise of stock options	30,000	1	55			56
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-		-	(5,676)	-	(5,676)
Balance, August 2, 2015	12,338,765	$617	43,515	74,777	(184)	$118,725

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

The company’s three months ended August 2, 2015 and August 3, 2014, represent 13 and 14 week periods, respectively.

2. Significant Accounting Policies

As of August 2, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2015.

Recently Adopted Accounting Pronouncements

None

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on accounting for certain share-based payment awards. The amended guidance requires that share-based compensation awards with terms of a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The guidance will be effective in our fiscal 2017 first quarter. The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. Currently, we do not have any share-based payment awards with terms of a performance target that affects vesting and could be achieved after the requisite service period. We are currently assessing the impact that the guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. In April 2015, the FASB issued ASU 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance in our fiscal 2019 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. We are therefore required to apply this guidance in our fiscal 2018 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

3.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the first quarter of fiscal 2016.

At August 2, 2015, options to purchase 110,100 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $7.75 per share, and a weighted average contractual term of 2.2 years. At August 2, 2015, the aggregate intrinsic value for options outstanding and exercisable was $2.5 million.

The aggregate intrinsic value for options exercised for the three months ending August 2, 2015 was $814,000. No options were exercised during the three months ending August 3, 2014.

At August 2, 2015, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at August 2, 2015.

No compensation expense was recorded on incentive stock options for the three months ended August 2, 2015 and August 3, 2014, respectively.

Common Stock Awards

We did not grant any common stock awards during the first quarter of fiscal 2016.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the first quarter of fiscal 2016.

At August 2, 2015, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at August 2, 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No compensation expense was recorded on time vested restricted stock awards for the three months ended August 2, 2015. We recorded $4,000 within selling, general, and administrative expense for time vested restricted stock awards for the three month period ending August 3, 2014.

During the three month period ending August 3, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share.

Performance Based Restricted Stock Units

Fiscal 2016 Grant

On July 15, 2015, certain key members of management were granted performance based restricted stock units which could earn up to 107,554 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $32.23 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On July 15, 2015, a non-employee was granted performance based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At August 2, 2015, this grant was unvested and was measured at $30.25 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service period of three years.

Fiscal 2015 Grant

On June 24, 2014, certain key members of management were granted performance based restricted stock units which could earn up to 102,845 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.70 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At August 2, 2015, this grant was unvested and was measured at $30.25 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service period of 16 months and 28 months for performance based restricted stock units which could earn up to 12,000 and 16,000 shares of common stock, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2014 Grant

On June 25, 2013, certain key members of management were granted performance based restricted stock units which could earn up to 72,380 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.12 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Fiscal 2013 Grant

On July 11, 2012, certain key members of management were granted performance based restricted stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $10.21 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

During the three month period ending August 2, 2015, 115,855 shares of common stock associated with our fiscal 2013 grant vested and had a weighted average fair value of $1.2 million or $10.21 per share. As of August 2, 2015, our fiscal 2013 grant was fully vested.

Overall

The company recorded compensation expense of $265,000 and $42,000 within selling, general, and administrative expense for performance based restricted stock units for the three month periods ending August 2, 2015 and August 3, 2014, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of August 2, 2015, the remaining unrecognized compensation cost related to the performance based restricted stock units was $2.9 million, which is expected to be recognized over a weighted average vesting period of 2.5 years.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Customers	$27,428	$25,212	$30,338
Allowance for doubtful accounts	(935)	(438)	(851)
Reserve for returns and allowances and discounts	(786)	(535)	(738)
	$25,707	$24,239	$28,749

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:
	Three months ended
(dollars in thousands)	August 2, 2015	August 3, 2014
Beginning balance	$(851)	$(573)
Provision for bad debts	(96)	69
Net write-offs, net of recoveries	12	66
Ending balance	$(935)	$(438)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:
	Three months ended
(dollars in thousands)	August 2, 2015	August 3, 2014
Beginning balance	$(738)	$(479)
Provision for returns, allowances
and discounts	(709)	(658)
Credits issued	661	602
Ending balance	$(786)	$(535)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:
(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Raw materials	$6,944	$6,145	$5,374
Work-in-process	3,018	2,174	2,766
Finished goods	36,582	33,369	34,344
	$46,544	$41,688	$42,484

6.  Other Assets

A summary of other assets follows:
(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Cash surrender value – life insurance	$339	$320	$339
Non-compete agreement, net	960	1,035	979
Customer relationships, net	753	804	766
Other	423	428	461
	$2,475	$2,587	$2,545

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of our non-compete agreement was $2.0 million at August 2, 2015, August 3, 2014 and May 3, 2015, respectively. At August 2, 2015 and May 3, 2015 accumulated amortization for our non-compete agreement was $1.1 million. At August 3, 2014 accumulated amortization for our non-compete agreement was $1.0 million.

Amortization expense for our non-compete agreement was $19,000 for the three month periods ended August 2, 2015 and August 3, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $56,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; FY 2020 - $75,000 and Thereafter - $604,000.

The weighted average amortization period for our non-compete agreement is 12.8 years as of August 2, 2015.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at August 2, 2015, August 3, 2014, and May 3, 2015, respectively. Accumulated amortization for our customer relationships was $115,000, $64,000, and $102,000 at August 2, 2015, August 3, 2014, and May 3, 2015, respectively.

Amortization expense for our customer relationships was $13,000 for the three months ending August 2, 2015 and August 3, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $38,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; and Thereafter - $511,000.

The weighted average amortization period for our customer relationships is 14.8 years as of August 2, 2015.

Cash Surrender Value – Life Insurance

At August 2, 2015 and May 3, 2015 we had one life insurance contract with a death benefit of $1.4 million. At August 3, 2014, we had two life insurance contracts with death benefits to the respective insured totaling $3.9 million.

Our cash surrender value – life insurance balances totaling $339,000, $640,000 and $339,000 at August 2, 2015, August 3, 2014, and May 3, 2015, respectively, are collectible upon death of the respective insured.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

After the settlement of the above life insurance agreement, we currently had one life insurance contract with a death benefit of $1.4 million and a cash surrender value balance of $320,000. This amount was recorded in other non-current assets on our Consolidated Balance Sheet dated August 3, 2014.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Compensation, commissions and related benefits	$4,946	$4,053	$9,081
Interest	81	168	37
Other accrued expenses	2,704	2,144	2,011
	$7,731	$6,365	$11,129

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Unsecured senior term notes	$2,200	$4,400	$2,200
Current maturities of long-term debt	(2,200)	(2,200)	(2,200)
Long-term debt, less current maturities of long-term debt	$-	$2,200	$-

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

On August 11, 2015, we paid our one remaining annual payment of $2.2 million.

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at August 3, 2014, noted below decreased the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.69%, 1.76%, and 1.78% at August 2, 2015, August 3, 2014, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

At August 2, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At August 3, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At August 2, 2015, August 3, 2014, and May 3, 2015, there were no borrowings outstanding under the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at August 2, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 2, 2015, August 3, 2014, and May 3, 2015.

Revolving Credit Agreement – Europe

At August 3, 2014, we had EURO denominated borrowings totaling €424,000 ($569,000 USD) that incurred interest at the EURO LIBOR plus 2%.

In connection with the Wells Fargo credit agreement noted above, the outstanding borrowings totaling $569,000 at August 3, 2014, decreased the $10.0 million available under the credit agreement.

At August 2, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 2, 2015, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At August 2, 2015, the carrying value of our long-term debt was $2.2 million and the fair value was $2.3 million. At August 3, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million. At May 3, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at August 2, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$2,705	N/A	N/A	$2,705
Intermediate Term Bond Fund	2,149	N/A	N/A	2,149
Low Duration Bond Fund	2,100	N/A	N/A	2,100
Limited Term Bond Fund	1,092	N/A	N/A	1,092
Strategic Income Fund	995	N/A	N/A	995
Growth Allocation Fund	109	N/A	N/A	109
Other	79	N/A	N/A	79

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our short-term investments include short-term bond funds and deposit accounts that have a maturity of more than three months, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive loss. Our short-term bond funds were recorded at their fair value of $6.3 million, $6.3 million and $10.0 million at August 2, 2015, August 3, 2014, and May 3, 2015, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $184,000, $70,000, and $95,000 at August 2, 2015, August 3, 2014, and May 3, 2015, respectively. At August 2, 2015, August 3, 2014, and May 3, 2015, the fair value of our short-term bond funds approximated its cost basis.

Effective, January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale. Our long-term investments are recorded at its fair value of $2.9 million, $1.7 million, and $2.4 million at August 2, 2015, August 3, 2014, and May 3, 2015, respectively. The fair value of our long-term investments approximates its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Payments for interest and income taxes follows:
	Three months ended
(dollars in thousands)	August 2, 2015	August 3, 2014
Interest	$-	$-
Net income tax payments	900	959

Interest costs of $20,000 and $30,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ useful lives for the three months ended August 2, 2015 and August 3, 2014, respectively.

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

	Three months ended
(amounts in thousands)	August 2, 2015	August 3, 2014
Weighted average common shares outstanding, basic	12,277	12,212
Dilutive effect of stock-based compensation	179	192
Weighted average common shares outstanding, diluted	12,456	12,404

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended August 2, 2015 and August 3, 2014, as the exercise price of the options was less than the average market price of the common shares.

12.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

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

Financial information for the company’s operating segments follows:
	Three months ended
(dollars in thousands)	August 2, 2015	August 3, 2014
Net sales:
Mattress Fabrics	$47,808	$42,822
Upholstery Fabrics	32,377	33,238
	$80,185	$76,060

Gross profit:
Mattress Fabrics	$9,925	$7,202
Upholstery Fabrics	6,277	5,513
	$16,202	$12,715

Selling, general, and administrative expenses:
Mattress Fabrics	$2,923	$2,574
Upholstery Fabrics	3,595	3,452
Total segment selling, general, and administrative expenses	6,518	6,026
Unallocated corporate expenses	2,223	1,393
	$8,741	$7,419
Income from operations:
Mattress Fabrics	$7,003	$4,629
Upholstery Fabrics	2,681	2,060
Total segment income from operations	9,684	6,689
Unallocated corporate expenses	(2,223)	(1,393)
Total income from operations	7,461	5,296
Interest expense	(24)	(68)
Interest income	66	142
Other (expense) income	(95)	89
Income before income taxes	$7,408	$5,459

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:
(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Segment assets:
Mattress Fabrics
Current assets (1)	$42,530	$37,970	$41,328
Non-compete agreement	960	1,035	979
Customer relationships	753	804	766
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	35,116	29,604	33,773
Total mattress fabrics assets	90,821	80,875	88,308
Upholstery Fabrics
Current assets (1)	29,721	27,957	29,905
Property, plant and equipment (3)	1,518	1,580	1,467
Total upholstery fabrics assets	31,239	29,537	31,372
Total segment assets	122,060	110,412	119,680
Non-segment assets:
Cash and cash equivalents	25,933	24,665	29,725
Short-term investments	6,336	6,311	10,004
Deferred income taxes	7,398	7,176	5,237
Income taxes receivable	142	136	229
Other current assets	3,502	2,308	2,440
Property, plant and equipment (4)	846	707	838
Long-term investments	2,893	1,749	2,415
Other assets	762	748	800
Total assets	$169,872	$154,212	$171,368

	Three months ended
(dollars in thousands)	August 2, 2015	August 3, 2014
Capital expenditures (5):
Mattress Fabrics	$2,704	$2,129
Upholstery Fabrics	183	112
Unallocated Corporate	73	19
Total capital expenditures	$2,960	$2,260
Depreciation expense:
Mattress Fabrics	$1,359	$1,219
Upholstery Fabrics	196	180
Total depreciation expense	$1,555	$1,399

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $35.1 million at August 2, 2015, represents property, plant, and equipment of $23.6 million and $11.5 million located in the U.S. and Canada, respectively. The $29.6 million at August 3, 2014, represents property, plant, and equipment of $21.2 million and $8.4 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)
The $1.5 million at August 2, 2015, represents property, plant, and equipment of $818 and $700 located in the U.S. and China, respectively. The $1.6 million at August 3, 2014, represents property, plant, and equipment located in the U.S. of $911, located in China of $627, and located in Poland of $42. The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848 and located in China of $619.

(4)
The $846, $707, and $838 at August 2, 2015, August 3, 2014 and May 3, 2015, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.7 million, or 36.5% of income before income tax expense, for the three month period ended August 2, 2015, compared to income tax expense of $2.1 million or 38.7% of income before income tax expense, for the three month period ended August 3, 2014. Our effective income tax rates for the three month periods ended August 2, 2015 and August 3, 2014, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended August 2, 2015 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 5% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate increased by 3% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 0.5% for other miscellaneous items.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income tax expense for three month period ended August 3, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 5% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 3% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate was increased by 2.7% for other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at August 2, 2015, we recorded a partial valuation allowance of $926,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $365,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at August 3, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $419,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at August 2, 2015, August 3, 2014, and May 3, 2015, respectively.

The recorded valuation allowance of $926,000 at August 2, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of August 2, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 2, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $33.8 million, offset by U.S. foreign income tax credits of $31.8 million. At August 3, 2014, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.1 million, which included U.S. income and foreign withholding taxes totaling $29.4 million, offset by U.S. foreign income tax credits of $27.3 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

We had accumulated earnings from our foreign subsidiaries totaling $88.6 million, $75.8 million, and $85.2 million at August 2, 2015, August 3, 2014, and May 3, 2015, respectively.

Overall

At August 2, 2015, the current deferred tax asset of $7.0 million represents $6.5 million and $502,000 from our operations located in the U.S. and China, respectively. At August 2, 2015, the non-current deferred tax asset of $412,000 pertains to our operations located in China. At August 2, 2015, the non-current deferred tax liability of $4.1 million represents $3.0 million and $1.1 million from our operations located in the U.S. and Canada, respectively.

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

At May 3, 2015, the current deferred tax asset of $4.8 million represents $4.4 million and $421,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, the non-current deferred tax asset of $447,000 pertained to our operations located in China. At May 3, 2015, the non-current deferred tax liability of $1.1 million represents $896,000 and $154,000 from our operations located in Canada and the U.S., respectively.

Uncertainty In Income Taxes

At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $10.6 million and $3.6 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $10.0 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $867,000 for fiscal 2016. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 2, 2015, the company’s statutory surplus reserve was $5.0 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

At August 2, 2015, August 3, 2014, and May 3, 2015, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.6 million, $3.5 million, and $2.3 million, respectively.

16.  Common Stock Repurchase Program

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

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the three months ended August 2, 2015, we did not purchase any shares of our common stock.

At August 2, 2015, we had $4.3 million available for additional repurchases of our common stock.

17.  Dividend Program

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividends were paid on July 15, 2015, to shareholders of record as of July 1, 2015. During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented the special cash dividend of $0.40 per share, and $740,000 represented the quarterly dividend payment of $0.06 per share.

During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented a special cash dividend payment of $0.40 per share, and $611,000 represented a quarterly dividend payment of $0.05 per share.

On September 2, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. The payment will be made on October 15, 2015 to shareholders of record as of October 1, 2015.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2015, for the fiscal year ended May 3, 2015.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended August 2, 2015, and August 3, 2014, represent 13 and 14 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	August 2, 2015	August 3, 2014	% Change
Net sales	$80,185	$76,060	5.4%
Gross profit	16,202	12,715	27.4%
Gross profit margin	20.2%	16.7%	21.0%
SG&A expenses	8,741	7,419	17.8%
Income from operations	7,461	5,296	40.9%
Operating margin	9.3%	7.0%	32.9%
Income before income taxes	7,408	5,459	35.7%
Income taxes	2,707	2,115	28.0%
Net income	4,701	3,344	40.6%

Net Sales

Overall, our total net sales increased 5.4%, even with one less week of operations in the first quarter of fiscal 2016 compared with the same period a year ago. These results reflect favorable demand trends and positive customer response to our designs and diverse product offering. We have continued to execute our strategy with a focus on design creativity, product innovation, and customer service. This strategic focus has driven our sales performance in both our business segments, and we intend to follow this same strategy in fiscal 2016. Importantly, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the increases in net sales noted above and the significant improvement in our mattress fabric segment’s operating results in the first quarter of fiscal 2016 compared with the same period a year ago. Contributing to the improvement in our mattress fabrics segment’s operating results were the benefits of our $9.5 million capital expansion plan that increased our production capacity, added finishing capabilities, and improved our overall efficiency and throughput. We also benefited from lower input costs in both our business segments. Partially offsetting the improvement in gross profit was the increase in SG&A expenses due primarily to the increase in higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, the increase in net sales, and the increase in the provision for bad debts.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At August 2, 2015, our cash and cash equivalents and short-term investments totaled $32.3 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. Our total debt of $2.2 million represented our last annual principal payment on our unsecured term notes and was paid after the end of our first quarter on August 11, 2015. Currently, we do not have any long-term debt or balances due on our revolving credit lines.

As of the end of the first quarter of fiscal 2016, our cash and cash equivalents and short-term investments decreased from $39.7 million at May 3, 2015. This decrease was primarily due to dividend payments of $5.7 million, capital expenditures associated with our mattress fabric segment of $3.3 million, and $478,000 on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $1.1 million.

Our net cash provided by operating activities was $1.1 million for the first quarter of fiscal 2016, a decrease of $3.0 million compared with $4.1 million for the first quarter of fiscal 2015. This decrease reflects an increase in inventory purchases due to increased business volume and expected demand trends and higher bonus payments related to the prior year that reflected stronger financial results in relation to pre-established performance targets for fiscal 2015 compared to fiscal 2014. This spending was partially offset by cash flow from earnings and improved cash collections from customers in the first quarter of fiscal 2016 compated with the first quarter of fiscal 2015.

Dividend Program

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividends were paid on July 15, 2015, to shareholders of record as of July 1, 2015. During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented the special cash dividend of $0.40 per share, and $740,000 represented the quarterly dividend payment of $0.06 per share.

During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented a special cash dividend payment of $0.40 per share, and $611,000 represented a quarterly dividend payment of $0.05 per share.

On September 2, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. The payment will be made on October 15, 2015 to shareholders of record as of October 1, 2015.

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

No shares were purchased during the first quater of fiscal 2016.

At August 2, 2015, we had $4.3 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	August 2, 2015	August 3, 2014	% Change

Net sales	$47,808	$42,822	11.6%
Gross profit	9,925	7,202	37.8%
Gross profit margin	20.8%	16.8%	23.8%
SG&A expenses	2,923	2,574	13.6%
Income from operations	7,003	4,629	51.3%
Operating margin	14.6%	10.8%	35.2%

Net Sales

The increase in our mattress fabric net sales reflect our ability to capitalize on the growing consumer demand for more fashionable and decorative mattress fabrics and more favorable demand trends through the busy summer selling season.

Design and product innovation have continued to be top strategic priorities that have allowed us to keep up with the latest fashion trends and meet customer style preferences. We have expanded our design team and invested in the latest technical software and website development to support and strengthen our brand. As a result, we have been able to offer a diverse product line across all price points. Our scalable manufacturing platform and reactive capacity supports our ability to deliver a diverse product mix in line with changing consumer demand.

Gross Profit and Operating Income

The increase in gross profit and operating income for the mattress fabric segment reflected the increase in net sales noted above and the operational improvement that resulted largely from our $9.5 million capital expansion plan.  The benefits of this expansion plan included increased production capacity and finishing capabilities, and improved overall efficiency and throughput. We also benefited from lower input costs in the first quarter of fiscal 2016 compared to the same period a year ago.

We have substantially completed the capital expansion at our two plant facilities located in North Carolina, and we are now focused on expanding our operations and installing additional equipment at our facility located in Canada during fiscal 2016.

Another factor contributing to the increase in profit was an increased contribution from our mattress cover business, which further supports our diversification strategy.

Partially offsetting the improvement in gross profit was an increase in SG&A expenses, due primarily to the increase in higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and the increase in net sales.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Accounts receivable and inventory	$42,530	$37,970	$41,328

Property, plant & equipment	35,116	29,604	33,773

Goodwill	11,462	11,462	11,462

Non-compete agreement	960	1,035	979

Customer Relationships	753	804	766

Accounts Receivable & Inventory

As of August 2, 2015, accounts receivable and inventory increased $4.6 million or 12%, compared with August 3, 2014. This increase is primarily due to the increase in net sales for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Net sales for the first quarter of fiscal 2016 were $47.8 million compared to $42.8 million for the first quarter of fiscal 2015.

As of August 2, 2015, accounts receivable and inventory increased $1.2 million, or 3%, compared with May 3, 2015. This increase is primarily due to a $2.3 million increase in this segment’s inventory related to higher business volume and expected demand trends as of the end of the first quarter. The increase in this segment’s inventory was partially offset by a decrease in accounts receivable of $1.1 million due to more mattress fabric customers taking advantage of sales discounts in the first quarter of fiscal 2016 compared to the same period a year ago.

Property, Plant & Equipment

The $35.1 million at August 2, 2015, represents property, plant and equipment of $23.6 million and $11.5 million located in the U.S. and Canada, respectively. The $29.6 million at August 3, 2014, represents property, plant, and equipment of $21.2 million and $8.4 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

As of August 2, 2015, property, plant, and equipment increased $5.5 million, or 19%, compared with August 3, 2014. This increase is primarily due to the capital expansion plan noted above, partially offset by depreciation expense.

As of August 2, 2015, property, plant, and equipment increased $1.3 million, or 4%, compared with May 3, 2015. This increase is due to capital expenditures of $2.7 million that primarily relate to the purchases and installation of machinery and equipment associated with our operation located in Canada, partially offset by depreciation expense of $1.4 million in the first quarter of fiscal 2016.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 2, 2015		August 3, 2014		% Change

Non U.S. Produced	$29,954	93%	$30,457	92%	(1.7)%
U.S. Produced	2,423	7%	2,781	8%	(12.9)%
Total	$32,377	100%	$33,238	100%	(2.6)%

Our upholstery fabric net sales for the first quarter were in line with expectations. We have continued to execute our strategy with a focus on design and product innovation, and we are pursuing marketing strategies to diversify our customer base and expand our geographic reach. These efforts have driven our sales and operating performance with existing and new customers, enhanced our product mix with favorable results, and increased our net sales with the hospitality and lifestyle retail markets.

Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences. This platform has allowed us to more effectively reach new customers, with the ability to offer a diverse product mix of fabric styles and price points.

Our net sales were affected by one less week of operations in the first quarter of fiscal 2016 compared to the same period a year ago and the closure of our finished goods warehouse and distribution facility located in Poznan, Poland in the third quarter of fiscal 2015.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	August 2, 2015	August 3, 2014	% Change

Gross profit	$6,277	$5,513	13.9%
Gross profit margin	19.4%	16.6%	16.9%
SG&A expenses	3,595	3,452	4.1%
Income from operations	2,681	2,060	30.1%
Operating margin	8.3%	6.2%	33.9%

The increase in gross profit and income from operations reflected our enhanced product mix noted above and a more stable cost environment in China.

Partially offsetting the improvement in gross profit was an increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and an increase in the provision for bad debts in the first quarter of fiscal 2016 compared to the same period a year ago.

Culp Europe

As previously announced at the end of the third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. We remain very interested in developing business in Europe, and we are assessing the best strategy for selling upholstery fabric into this market as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	August 2, 2015	August 3, 2014	May 3, 2015
Accounts receivable and inventory	$29,721	$27,957	$29,905

Property, plant & equipment	1,518	1,580	1,467

Accounts Receivable & Inventory

As of August 2, 2015, accounts receivable and inventory for this segment increased $1.8 million or 6% compared with August 3, 2014. This increase is primarily due to an increase in this segment’s inventory due to increased business volume and expected demand trends as of the end of the first quarter.

As of August 2, 2015, accounts receivable and inventory remained relatively flat compared to May 3, 2015. However, this segment’s inventory increased $1.7 million or 10% during the first quarter of fiscal 2016. This increase is primarily due to an increase in this segment’s inventory as a result of expected demand trends as of the end of the first quarter. The increase in inventory was offset by a decrease in accounts receivable of $1.9 million or 16%. This decrease was primarily due to improved cash collections in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Property, Plant & Equipment

The $1.5 million at August 2, 2015, represents property, plant, and equipment of $818,000 and $700,000 located in the U.S. and China, respectively. The $1.6 million at August 3, 2014, represents property, plant, and equipment located in the U.S. of $911,000, located in China of $627,000, and located in Poland of $42,000. The $1.5 million at May 3, 2015, represents property, plant, and equipment of $848,000 and $619,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $8.7 million in the first quarter of fiscal 2016 compared to $7.4 million in the first quarter of fiscal 2015. This increase is primarily due to the increase in higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, the increase in net sales, and the increase in the provision for bad debts.

As a percent of net sales, SG&A expenses were 10.9% in the first quarter of fiscal 2016 compared with 9.8% in the first quarter of fiscal 2015.

Interest Expense

Interest expense for the first quarter of fiscal 2016 was $24,000 compared to $68,000 for the first quarter of fiscal 2015.

This trend primarily reflects lower outstanding balances of long-term debt. Also, interest expense was reduced by interest costs of 20,000 and $30,000 for capital expenditures associated with our mattress fabrics segment that were capitalized during the first quarter of fiscal 2016 and 2015, respectively. These interest costs will be depreciated over the related assets’ useful lives.

Interest Income

Interest income was $66,000 for the first quarter of fiscal 2016 compared to $142,000 for the first quarter of fiscal 2015.

This decrease reflects higher cash and cash equivalent and short-term investment balances held in U.S. dollar denominated account balances during the first quarter of fiscal 2016 compared to the same period a year ago. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances earn lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries. Although interest income is lower as compared to last year, the strategy of substantially reducing the amount of cash held in Chinese Yuan Renminbi has mitigated our foreign currency exposure in China.

Other Expense (Income)

Other expense for the first quarter of fiscal 2016 was $95,000 compared to other income of $89,000 during the first quarter of fiscal 2015. This trend is primarily due to less favorable foreign currency exchange rate fluctuations in relation to the U.S. dollar regarding our operations located in China in the first quarter of fiscal 2016 compared with the same period a year ago and our strategy of transferring the amount of cash held in Chinese Yuan Renminbi to U.S. dollars noted above. Our operations located in China reported a foreign exchange gain of $22,000 in the first quarter of fiscal 2016 compared to $199,000 for the same period a year ago.

We mitigate the effects of foreign currency exchange rate fluctuations associated with our subsidiaries domiciled in Canada and China through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.7 million, or 36.5% of income before income tax expense, for the three month period ended August 2, 2015, compared to income tax expense of $2.1 million or 38.7% of income before income tax expense, for the three month period ended August 3, 2014. Our effective income tax rates for the three month periods ended August 2, 2015 and August 3, 2014, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended August 2, 2015 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 5% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate increased by 3% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 0.5% for other miscellaneous items.

The income tax expense for three month period ended August 3, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 5% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 3% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate was increased by 2.7% for other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at August 2, 2015, we recorded a partial valuation allowance of $926,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $365,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at August 3, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $419,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at August 2, 2015, August 3, 2014, and May 3, 2015, respectively.

The recorded valuation allowance of $926,000 at August 2, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of August 2, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At August 2, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $33.8 million, offset by U.S. foreign income tax credits of $31.8 million. At August 3, 2014, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.1 million, which included U.S. income and foreign withholding taxes totaling $29.4 million, offset by U.S. foreign income tax credits of $27.3 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

We had accumulated earnings from our foreign subsidiaries totaling $88.6 million, $75.8 million, and $85.2 million at August 2, 2015, August 3, 2014, and May 3, 2015, respectively.

Overall

At August 2, 2015, the current deferred tax asset of $7.0 million represents $6.5 million and $502,000 from our operations located in the U.S. and China, respectively. At August 2, 2015, the non-current deferred tax asset of $412,000 pertains to our operations located in China. At August 2, 2015, the non-current deferred tax liability of $4.1 million represents $3.0 million and $1.1 million from our operations located in the U.S. and Canada, respectively.

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

At May 3, 2015, the current deferred tax asset of $4.8 million represents $4.4 million and $421,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, the non-current deferred tax asset of $447,000 pertained to our operations located in China. At May 3, 2015, the non-current deferred tax liability of $1.1 million represents $896,000 and $154,000 from our operations located in Canada and the U.S., respectively.

Uncertainty In Income Taxes

At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $10.6 million and $3.6 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $10.0 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $867,000 for fiscal 2016. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

We reported income tax expense of $2.7 million and $2.1 million in the first quarter of fiscal 2016 and fiscal 2015, respectively. Currently, we are not paying income taxes in the United States, nor do we expect to for a few more years, due to our loss carryforwards that totaled $32.2 million at May 3, 2015. However, we did have income tax payments of $900,000 and $959,000 in the first quarter of 2016 and fiscal 2015, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $32.3 million at August 2, 2015, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At August 2, 2015, our cash and cash equivalents and short-term investments totaled $32.3 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. Our total debt of $2.2 million represented our last annual principal payment on our unsecured term notes and was paid after the end of our first quarter on August 11, 2015. Currently, we do not have any long-term debt or balances due on our revolving credit lines.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations located in Canada and China and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	August 2,	May 3,
(dollars in thousands)	2015	2015
China	$12,019	14,630
Canada	8,531	12,511
Cayman Islands	8,591	8,591
United States	3,128	3,977
Poland	-	20
	$32,269	39,729

As of the end of the first quarter of fiscal 2016, our cash and cash equivalents and short-term investments decreased from $39.7 million at May 3, 2015. This decrease was primarily due to dividend payments of $5.7 million, capital expenditures associated with our mattress fabric segment of $3.3 million, and $478,000 on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $1.1 million.

Our net cash provided by operating activities was $1.1 million for the first quarter of fiscal 2016, a decrease of $3.0 million, compared with $4.1 million for the first quarter of fiscal 2015. This decrease reflects an increase in inventory purchases due to increased business volume and expected demand trends and higher bonus payments related to the prior year that reflected stronger financial results in relation to pre-established performance targets for fiscal 2015 compared to fiscal 2014. This spending was partially offset by cash flow from earnings and improved cash collections from customers in the first quarter of fiscal 2016 compared to first quarter of fiscal 2015.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On June 18, 2015, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share and a regular cash dividend payment of $0.06 per share. These dividends were paid on July 15, 2015, to shareholders of record as of July 1, 2015. During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $740,000 represented the quarterly dividend payment of $0.06 per share.

During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented a special cash dividend payment of $0.40 per share, and $611,000 represented the quarterly dividend payment of $0.05 per share.

On September 2, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. The payment will be made on October 15, 2015 to shareholders of record as of October 1, 2015.

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

No shares were purchased during the first quarter of fiscal 2016.

At August 2, 2015, we had $4.3 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at August 2, 2015, were $25.7 million, an increase of $1.5 million, or 6%, compared with $24.2 million at August 3, 2014. This increase primarily reflects an increase in net sales of 5% in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. Days’ sales outstanding were 29 days for the first quarter of fiscal 2016 compared with 31 days for the first quarter of fiscal 2015.

Inventories as of August 2, 2015, were $46.5 million, an increase of $4.8 million, or 12%, compared with $41.7 million at August 3, 2014. This increase represents increased business volume and expected demand trends as of the end of the first quarter.  Inventory turns were 5.6 for the first quarter of fiscal 2016 compared with 6.0 for the first quarter of fiscal 2015.

Accounts payable-trade as of August 2, 2015, were $28.2 million, an increase of $3.8 million, or 15%, compared with $24.4 million at August 3, 2014. This increase primarily reflects the increase in inventory purchases noted above.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $43.4 million at August 2, 2015, compared with $41.3 million at August 3, 2014. Operating working capital turnover was 7.7 during the first quarter of fiscal 2016, compared with 7.1 during the first quarter of fiscal 2015.

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

On August 11, 2015, we paid our one remaining annual payment of $2.2 million.

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at August 3, 2014, noted below decreased the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.69%, 1.76%, and 1.78% at August 2, 2015, August 3, 2014, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

At August 2, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At August 3, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At August 2, 2015, August 3, 2014, and May 3, 2015, there were no borrowings outstanding under the credit agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at August 2, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 2, 2015, August 3, 2014, and May 3, 2015.

Revolving Credit Agreement – Europe

At August 3, 2014, we had EURO denominated borrowings totaling €424,000 ($569,000 USD) that incurred interest at the EURO LIBOR plus 2%.

In connection with the Wells Fargo credit agreement noted above, the outstanding borrowings totaling $569,000 at August 3, 2014, decreased the $10.0 million available under the credit agreement.

At August 2, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 2, 2015, the company was in compliance with these financial covenants.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $3.3 million for the first quarter of fiscal 2016 compared with $2.3 million for the same period a year ago. Capital expenditures for the first quarter of fiscal 2016 and 2015 were primarily related to our mattress fabrics segment.

Depreciation expense was $1.6 million for the first quarter of fiscal 2016 compared with $1.4 million for the same period a year ago. Depreciation expense for the first quarter of fiscal 2016 and 2015 primarily related to the mattress fabrics segment.

For fiscal 2016, we are projecting capital expenditures for the company as a whole to be approximately $8.0 million to $9.0 million. Depreciation expense for the company as a whole is projected to be approximately $7.0 million in fiscal 2016. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

At August 2, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2015.

Contractual Obligations

As of August 2, 2015, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

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

At August 2, 2015, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. Our revolving credit line associated with our operation located in Poland bears interest at the EURO LIBOR plus 2%. At August 2, 2015, there were no borrowings outstanding under any of our revolving credit lines.

Currently, we are not exposed to market risk from changes in interest rates on long-term debt. Our unsecured term notes that incurred interest at a fixed rate of 8.01% were paid in full on August 11, 2015.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at August 2, 2015, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 2, 2015, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 2, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 2, 2015. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended August 2, 2015. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 4, 2015 to June 7, 2015	-	-	-	$ 4,256,235
June 8, 2015 to July 5, 2015	-	-	-	$ 4,256,235
July 6, 2015 to August 2, 2015	-	-	-	$ 4,256,235
Total	-	-	-	$ 4,256,235

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

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

10.1
First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.2
Culp, Inc. Deferred Compensation Plan for Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.3	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan. (*)

10.4	2015 Equity Incentive Plan, filed as Annex A to the Company's 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and is incorporated herein by reference (*).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: September 11, 2015	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.3	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document