Form 10-Q
period 2015-11-01
CULP INC
filed 2015-12-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at November 1, 2015:  12,350,265
Par Value: $0.05 per share

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 1, 2015 AND NOVEMBER 2, 2014
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	November 1,	November 2,
	2015	2014

Net sales	$76,956	73,991
Cost of sales	61,223	61,713
Gross profit	15,733	12,278

Selling, general and
administrative expenses	9,433	7,379
Income from operations	6,300	4,899

Interest income	(69)	(153)
Other expense	225	162
Income before income taxes	6,144	4,890

Income taxes	2,373	1,889
Net income	$3,771	3,001

Net income per share, basic	$0.31	0.25
Net income per share, diluted	0.30	0.24
Average shares outstanding, basic	12,343	12,218
Average shares outstanding, diluted	12,484	12,401

	SIX MONTHS ENDED

	November 1,	November 2,
	2015	2014

Net sales	$157,141	150,051
Cost of sales	125,206	125,058
Gross profit	31,935	24,993

Selling, general and
administrative expenses	18,175	14,798
Income from operations	13,760	10,195

Interest expense	-	67
Interest income	(112)	(294)
Other expense	320	73
Income before income taxes	13,552	10,349

Income taxes	5,081	4,003
Net income	$8,471	6,346

Net income per share, basic	$0.69	0.52
Net income per share, diluted	0.68	0.51
Average shares outstanding, basic	12,310	12,215
Average shares outstanding, diluted	12,481	12,403

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 1, 2015 AND NOVEMBER 2, 2014
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	November 1,	November 2,
	2015	2014

Net income	$3,771	$3,001

Other comprehensive income (loss)

Unrealized gains (losses) on investments

Unrealized holding losses on investments	(29)	(18)

Reclassification adjustment for realized loss included in net income	56	-

Total other comprehensive income (loss)	27	(18)

Comprehensive income	$3,798	$2,983

	SIX MONTHS ENDED

	November 1,	November 2,
	2015	2014

Net income	$8,471	$6,346

Other comprehensive loss

Unrealized gains (losses) on investments

Unrealized holding losses on investments	(118)	(28)

Reclassification adjustment for realized loss included in net income	56	-

Total other comprehensive loss	(62)	(28)

Comprehensive income	$8,409	$6,318

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 1, 2015, NOVEMBER 2, 2014, AND MAY 3, 2015
UNAUDITED
(Amounts in Thousands)

	November 1,	November 2,	* May 3,
	2015	2014	2015
Current assets:
Cash and cash equivalents	$31,176	28,953	29,725
Short-term investments	6,320	6,318	10,004
Accounts receivable, net	23,314	25,045	28,749
Inventories	46,479	38,228	42,484
Deferred income taxes	7,754	6,191	4,790
Income taxes receivable	75	-	229
Other current assets	2,614	2,303	2,440
Total current assets	117,732	107,038	118,421

Property, plant and equipment, net	38,319	33,204	36,078
Goodwill	11,462	11,462	11,462
Deferred income taxes	382	508	447
Long-term investments	3,279	1,911	2,415
Other assets	2,494	2,539	2,545

Total assets	$173,668	156,662	171,368

Current liabilities:
Current maturities of long-term debt	$-	2,200	2,200
Accounts payable-trade	25,221	25,450	28,414
Accounts payable - capital expenditures	1,269	178	990
Accrued expenses	9,895	7,723	11,129
Income taxes payable - current	305	268	325
Total current liabilities	36,690	35,819	43,058

Income taxes payable - long-term	3,655	3,980	3,792
Deferred income taxes	5,927	1,395	1,050
Deferred compensation	4,421	3,794	4,041

Total liabilities	50,693	44,988	51,941

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,350,265 at November 1, 2015; 12,218,521
at November 2, 2014; and 12,219,121 at
May 3, 2015	618	611	611
Capital contributed in excess of par value	44,708	42,658	43,159
Accumulated earnings	77,806	68,493	75,752
Accumulated other comprehensive loss	(157)	(88)	(95)
Total shareholders' equity	122,975	111,674	119,427

Total liabilities and shareholders' equity	$173,668	156,662	171,368

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 1, 2015 AND NOVEMBER 2, 2014
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	November 1,	November 2,
	2015	2014
Cash flows from operating activities:
Net income	$8,471	6,346
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,184	2,812
Amortization of other assets	86	94
Stock-based compensation	1,339	291
Excess tax benefit related to stock-based compensation	(838)	(108)
Deferred income taxes	2,816	2,061
Gain on sale of equipment	(60)	(35)
Realized loss on sale of short-term investments	56	-
Foreign currency gains	(13)	(171)
Changes in assets and liabilities:
Accounts receivable	4,892	2,360
Inventories	(4,135)	2,467
Other current assets	(302)	34
Other assets	8	(36)
Accounts payable - trade	(2,921)	(1,275)
Accrued expenses and deferred compensation	(1,547)	(324)
Income taxes	168	22
Net cash provided by operating activities	11,204	14,538

Cash flows from investing activities:
Capital expenditures	(5,255)	(5,087)
Proceeds from the sale of equipment	225	391
Proceeds from the sale of life insurance policies	-	320
Proceeds from the sale of short-term investments	3,612	1,628
Purchase of short-term investments	(46)	(1,675)
Purchase of long-term investments	(864)	(1,146)
Net cash used in investing activities	(2,328)	(5,569)

Cash flows from financing activities:
Payments on line of credt	-	(538)
Payments on long-term debt	(2,200)	(2,200)
Repurchase of common stock	-	(745)
Dividends paid	(6,417)	(6,113)
Payments on debt issuance costs	(43)	-
Proceeds from common stock issued	126	89
Excess tax benefit related to stock-based compensation	838	108
Net cash used in financing activities	(7,696)	(9,399)

Effect of exchange rate changes on cash and cash equivalents	271	80

Increase (decrease) in cash and cash equivalents	1,451	(350)

Cash and cash equivalents at beginning of period	29,725	29,303

Cash and cash equivalents at end of period	$31,176	28,953

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, April 27, 2014	12,250,030	$612	42,932	68,260	(60)	$111,744
Net income	-	-	-	15,071	-	15,071
Stock-based compensation	-	-	786	-	-	786
Unrealized loss on investments	-	-	-	-	(35)	(35)
Excess tax benefit related to stock
based compensation	-	-	109	-	-	109
Common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	10,100	1	93	-	-	94
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-	-	-	(7,579)	-	(7,579)
Balance, May 3, 2015 *	12,219,121	611	43,159	75,752	(95)	119,427
Net income	-	-	-	8,471	-	8,471
Stock-based compensation	-	-	1,339	-	-	1,339
Unrealized loss on investments	-	-	-	-	(62)	(62)
Excess tax benefit related to stock
based compensation	-	-	838	-	-	838
Common stock issued in connection
with performance based units	115,855	6	(6)			-
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	38,500	2	124			126
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-		-	(6,417)	-	(6,417)
Balance, November 1, 2015	12,350,265	$618	44,708	77,806	(157)	$122,975

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

The company’s six months ended November 1, 2015 and November 2, 2014, represent 26 and 27 week periods, respectively.

2.  Significant Accounting Policies

As of November 1, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes on an entity’s classified balance sheet. Currently, entities that are required to issue a classified balance sheet present a net current and net noncurrent deferred tax asset or liability for each tax jurisdiction. The amendments in this ASU require entities to offset all deferred tax assets and liabilities for each tax jurisdiction and present a net deferred tax asset or liability as a single noncurrent amount. This amended guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We are therefore required to apply this guidance in our fiscal 2018 interim and annual financial statements. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

3.  Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is intended to update and replace our 2007 Equity Incentive Plan (the “2007 Plan”) as the vehicle for granting new equity based awards substantially similar to those authorized under the 2007 Plan. In general, the 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. In connection with the approval of the 2015 Plan, no further awards will be granted under the 2007 Plan, but outstanding awards under the 2007 Plan will be settled in accordance with their terms.

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the second quarter of fiscal 2016.

At November 1, 2015, options to purchase 99,600 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $7.78 per share, and a weighted average contractual term of 2.0 years. At November 1, 2015, the aggregate intrinsic value for options outstanding and exercisable was $2.2 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value for options exercised for the six months ending November 1, 2015 and November 2, 2014, was $1.0 million and $80,000, respectively.

At November 1, 2015, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at November 1, 2015.

No compensation expense was recorded on incentive stock options for the six months ended November 1, 2015 and November 2, 2014, respectively.

Common Stock Awards

On October 1, 2015, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vest immediately and were measured at $31.77 per share, which represents the closing price of our common stock at the date of grant.

On October 1, 2014, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vest immediately and were measured at $17.95 per share, which represents the closing price of our common stock at the date of grant.

We recorded $95,000 and $54,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six months ending November 1, 2015, and November 2, 2014, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the second quarter of fiscal 2016.

At November 1, 2015, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at November 1, 2015.

No compensation expense was recorded on time vested restricted stock awards for the six months ended November 1, 2015. We recorded $4,000 within selling, general, and administrative expense for time vested restricted stock awards for the six months ended November 2, 2014.

During the six month period ending November 2, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 15, 2015, a non-employee was granted performance based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At November 1, 2015, this grant was unvested and was measured at $30.01 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

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

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At November 1, 2015, this grant was unvested and was measured at $30.01 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service periods of 16 months and 28 months for performance based restricted stock units which could earn up to 12,000 and 16,000 shares of common stock, respectively.

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

During the six month period ending November 1, 2015, 115,855 shares of common stock associated with our fiscal 2013 grant vested and had a weighted average fair value of $1.2 million or $10.21 per share. As of November 1, 2015, our fiscal 2013 grant was fully vested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

We recorded compensation expense of $1.2 million and $233,000 within selling, general, and administrative expense for performance based restricted stock units for the six month periods ending November 1, 2015 and November 2, 2014, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of November 1, 2015, the remaining unrecognized compensation cost related to the performance based restricted stock units was $4.9 million, which is expected to be recognized over a weighted average vesting period of 2.3 years.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Customers	$25,045	$26,082	$30,338
Allowance for doubtful accounts	(826)	(442)	(851)
Reserve for returns and allowances and discounts	(905)	(595)	(738)
	$23,314	$25,045	$28,749

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Beginning balance	$(851)	$(573)
Provision for bad debts	(81)	57
Net write-offs, net of recoveries	106	74
Ending balance	$(826)	$(442)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Beginning balance	$(738)	$(479)
Provision for returns, allowances
and discounts	(1,561)	(1,334)
Credits issued	1,394	1,218
Ending balance	$(905)	$(595)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Raw materials	$6,272	$5,657	$5,374
Work-in-process	2,779	2,190	2,766
Finished goods	37,428	30,381	34,344
	$46,479	$38,228	$42,484

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Cash surrender value – life insurance	$339	$320	$339
Non-compete agreement, net	941	1,017	979
Customer relationships, net	740	791	766
Other	474	411	461
	$2,494	$2,539	$2,545

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at November 1, 2015, November 2, 2014 and May 3, 2015, respectively. At November 1, 2015 and May 3, 2015, accumulated amortization for our non-compete agreement was $1.1 million. At November 2, 2014 accumulated amortization for our non-compete agreement was $1.0 million.

Amortization expense for our non-compete agreement was $38,000 for the six month periods ended November 1, 2015 and November 2, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $37,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; FY 2020 - $75,000 and Thereafter - $604,000.

The weighted average amortization period for our non-compete agreement is 12.5 years as of November 1, 2015.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of our customer relationships was $868,000 at November 1, 2015, November 2, 2014, and May 3, 2015, respectively. Accumulated amortization for our customer relationships was $128,000, $77,000, and $102,000 at November 1, 2015, November 2, 2014, and May 3, 2015, respectively.

Amortization expense for our customer relationships was $26,000 for the six months ending November 1, 2015 and November 2, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $25,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; and Thereafter - $511,000.

The weighted average amortization period for our customer relationships is 14.5 years as of November 1, 2015.

Cash Surrender Value – Life Insurance

At November 1, 2015, November 2, 2014 and May 3, 2015 we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $339,000, $320,000 and $339,000 at November 1, 2015, November 2, 2014, and May 3, 2015, respectively, are collectible upon death of the respective insured.

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

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Compensation, commissions and related benefits	$6,657	$4,969	$9,081
Advertising rebates	2,536	1,853	1,002
Interest	-	38	37
Other accrued expenses	702	863	1,009
	$9,895	$7,723	$11,129

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Unsecured senior term notes	$-	$2,200	$2,200
Current maturities of long-term debt	-	(2,200)	(2,200)
Long-term debt, less current maturities
of long-term debt	$-	$-	$-

Unsecured Senior Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured senior term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year were due on the notes beginning August 11, 2011. Any principal pre-payments would have been assessed a penalty as defined in the agreement. The agreement contained customary financial and other covenants as defined in the agreement.

On August 11, 2015, we paid our last annual payment of $2.2 million and this agreement has been paid in full.

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. Any borrowings that are outstanding under the credit agreement with Culp Europe noted below will decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.69%, 1.76%, and 1.78% at November 1, 2015, November 2, 2014, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

At November 1, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At November 2, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At November 1, 2015, November 2, 2014, and May 3, 2015, there were no borrowings outstanding under the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at November 1, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 1, 2015, November 2, 2014, and May 3, 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement – Europe

In connection with the Wells Fargo credit agreement noted above, any outstanding borrowings associated with Culp Europe would decrease the $10 million available under the credit agreement and incur interest at the EURO LIBOR plus 2%.

At November 1, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At November 1, 2015, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At November 2, 2014, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million. At May 3, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at November 1, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$2,703	N/A	N/A	$2,703
Intermediate Term Bond Fund	2,144	N/A	N/A	2,144
Low Duration Bond Fund	2,098	N/A	N/A	2,098
Limited Term Bond Fund	1,094	N/A	N/A	1,094
Strategic Income Fund	984	N/A	N/A	984
Large Blend Fund	279	N/A	N/A	279
Growth Allocation Fund	125	N/A	N/A	125
Mid Cap Value Fund	94	N/A	N/A	94
Other	78	N/A	N/A	78

	Fair value measurements at November 2, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,576	N/A	N/A	$2,576
Low Duration Bond Fund	2,081	N/A	N/A	2,081
Premier Money Market Fund	1,818	N/A	N/A	1,818
Intermediate Term Bond Fund	1,661	N/A	N/A	1,661
Other	93	N/A	N/A	93

	Fair value measurements at May 3, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$3,107	N/A	N/A	$3,107
Premier Money Market Fund	2,285	N/A	N/A	2,285
Intermediate Term Bond Fund	2,181	N/A	N/A	2,181
Low Duration Bond Fund	2,096	N/A	N/A	2,096
Strategic Income Fund	1,008	N/A	N/A	1,008
Growth Allocation Fund	85	N/A	N/A	85
Other	45	N/A	N/A	45

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

Our short-term investments include short-term bond funds and deposit accounts that have a maturity of more than three months, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.3 million, $6.3 million and $10.0 million at November 1, 2015, November 2, 2014, and May 3, 2015, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $171,000, $88,000, and $95,000 at November 1, 2015, November 2, 2014, and May 3, 2015, respectively. At November 1, 2015, November 2, 2014, and May 3, 2015, the fair value of our short-term bond funds approximated its cost basis.

Effective, January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale. Our long-term investments are recorded at its fair value of $3.3 million, $1.9 million, and $2.4 million at November 1, 2015, November 2, 2014, and May 3, 2015, respectively. Our long-term investments had an accumulated unrealized gain of $14,000 at November 1, 2015. At November 2, 2014 and May 3, 2015, our accumulated gains or losses regarding our long-term investments were immaterial. The fair value of our long-term investments approximates its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Six months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Interest	$86	$180
Net income tax payments, net	2,088	1,943

Interest costs charged to operations and incurred on our long-term debt and lines of credit were $49,000 and $148,000 for the six months ended November 1, 2015 and November 2, 2014, respectively.

Interest costs of $49,000 and $81,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the six months ended November 1, 2015 and November 2, 2014, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three months ended
(amounts in thousands)	November 1, 2015	November 2, 2014
Weighted average common shares outstanding, basic	12,343	12,218
Dilutive effect of stock-based compensation	141	183
Weighted average common shares outstanding, diluted	12,484	12,401

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended November 1, 2015 and November 2, 2014, as the exercise price of the options was less than the average market price of the common shares.

	Six months ended
(amounts in thousands)	November 1, 2015	November 2, 2014
Weighted average common shares outstanding, basic	12,310	12,215
Dilutive effect of stock-based compensation	171	188
Weighted average common shares outstanding, diluted	12,481	12,403

All options to purchase shares of common stock were included in the computation of diluted net income for the six months ended November 1, 2015 and November 2, 2014, as the exercise price of the options was less than the average market price of the common shares.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Net sales:
Mattress Fabrics	$45,436	$43,038
Upholstery Fabrics	31,520	30,953
	$76,956	$73,991

Gross profit:
Mattress Fabrics	$9,456	$7,324
Upholstery Fabrics	6,277	4,954

	$15,733	$12,278

Selling, general, and administrative expenses:
Mattress Fabrics	$2,989	$2,592
Upholstery Fabrics	3,813	3,285
Total segment selling, general, and
administrative expenses	6,802	5,877
Unallocated corporate expenses	2,631	1,502
	$9,433	$7,379

Income from operations:
Mattress Fabrics	$6,467	$4,733
Upholstery Fabrics	2,464	1,668
Total segment income from operations	8,931	6,401
Unallocated corporate expenses	(2,631)	(1,502)
Total income from operations	6,300	4,899
Interest income	69	153
Other expense	(225)	(162)
Income before income taxes	$6,144	$4,890

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial information for the company’s operating segments follows:

	Six months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Net sales:
Mattress Fabrics	$93,245	$85,860
Upholstery Fabrics	63,896	64,191
	$157,141	$150,051

Gross profit:
Mattress Fabrics	$19,381	$14,527
Upholstery Fabrics	12,554	10,466

	$31,935	$24,993

Selling, general, and administrative expenses:
Mattress Fabrics	$5,912	$5,166
Upholstery Fabrics	7,409	6,737
Total segment selling, general, and
administrative expenses	13,321	11,903
Unallocated corporate expenses	4,854	2,895
	$18,175	$14,798

Income from operations:
Mattress Fabrics	$13,468	$9,361
Upholstery Fabrics	5,146	3,729
Total segment income from operations	18,614	13,090
Unallocated corporate expenses	(4,854)	(2,895)
Total income from operations	13,760	10,195
Interest expense	-	(67)
Interest income	112	294
Other expense	(320)	(73)
Income before income taxes	$13,552	$10,349

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Segment assets:
Mattress Fabrics
Current assets (1)	$40,937	$35,406	$41,328
Non-compete agreement	941	1,017	979
Customer relationships	740	791	766
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	36,050	30,938	33,773
Total mattress fabrics assets	90,130	79,614	88,308
Upholstery Fabrics
Current assets (1)	28,856	27,867	29,905
Property, plant and equipment (3)	1,474	1,578	1,467
Total upholstery fabrics assets	30,330	29,445	31,372
Total segment assets	120,460	109,059	119,680
Non-segment assets:
Cash and cash equivalents	31,176	28,953	29,725
Short-term investments	6,320	6,318	10,004
Deferred income taxes	8,136	6,699	5,237
Income taxes receivable	75	-	229
Other current assets	2,614	2,303	2,440
Property, plant and equipment (4)	795	688	838
Long-term investments	3,279	1,911	2,415
Other assets	813	731	800
Total assets	$173,668	$156,662	$171,368

	Six months ended
(dollars in thousands)	November 1, 2015	November 2, 2014
Capital expenditures (5):
Mattress Fabrics	$5,138	$4,692
Upholstery Fabrics	254	258
Unallocated Corporate	143	38
Total capital expenditures	$5,535	$4,988
Depreciation expense:
Mattress Fabrics	$2,783	$2,448
Upholstery Fabrics	401	364
Total depreciation expense	$3,184	$2,812

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $36.1 million at November 1, 2015, represents property, plant, and equipment of $23.3 million and $12.8 million located in the U.S. and Canada, respectively. The $30.9 million at November 2, 2014, represents property, plant, and equipment of $22.2 million and $8.7 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

(3)
The $1.5 million at November 1, 2015, represents property, plant, and equipment of $785 and $689 located in the U.S. and China, respectively. The $1.6 million at November 2, 2014, represents property, plant, and equipment of $977 and $601 located in the U.S. and China, respectively. The $1.5 million at May 3, 2015, represents property, plant, and equipment of $848 and $619 located in the U.S. and China, respectively.

(4)
The $795, $688, and $838 at November 1, 2015, November 2, 2014 and May 3, 2015, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.1 million, or 37.5% of income before income tax expense, for the six month period ended November 1, 2015, compared to income tax expense of $4.0 million or 38.7% of income before income tax expense, for the six month period ended November 2, 2014. Our effective income tax rates for the six month periods ended November 1, 2015 and November 2, 2014, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(4.9)	(5.6)
undistributed earnings from foreign subsidiaries	4.5	3.7
increase in liability for uncertain tax positions	3.1	4.1
other	0.8	2.5
	37.5%	38.7%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at November 1, 2015, we recorded a partial valuation allowance of $938,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $377,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at November 2, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $456,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at November 1, 2015, November 2, 2014, and May 3, 2015, respectively.

The recorded valuation allowance of $938,000 at November 1, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of November 1, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At November 1, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $35.7 million, offset by U.S. foreign income tax credits of $33.3 million. At November 2, 2014, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.2 million, which included U.S. income and foreign withholding taxes totaling $30.6 million, offset by U.S. foreign income tax credits of $28.4 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We had accumulated earnings from our foreign subsidiaries totaling $93.2 million, $78.9 million, and $85.2 million at November 1, 2015, November 2, 2014, and May 3, 2015, respectively.

Overall

At November 1, 2015, the current deferred tax asset of $7.7 million represents $7.2 million and $516,000 from our operations located in the U.S. and China, respectively. At November 1, 2015, the non-current deferred tax asset of $382,000 pertains to our operations located in China. At November 1, 2015, the non-current deferred tax liability of $5.9 million represents $4.7 million and $1.2 million from our operations located in the U.S. and Canada, respectively.

At November 2, 2014, the current deferred tax asset of $6.2 million represents $5.8 million and $428,000 from our operations located in the U.S. and China, respectively. At November 2, 2014, the non-current deferred tax asset of $508,000 pertained to our operations located in China. At November 2, 2014, the non-current deferred tax liability of $1.4 million represented $886,000 and $509,000 from our operations located in Canada and the U.S., respectively.

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

Uncertainty In Income Taxes

At November 1, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $3.7 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At November 1, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $10.5 million and $3.7 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $10.1 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $846,000 for fiscal 2016. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 1, 2015, the company’s statutory surplus reserve was $5.0 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Purchase Commitments

At November 1, 2015, November 2, 2014, and May 3, 2015, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.9 million, $3.0 million, and $2.3 million, respectively.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the six months ended November 1, 2015, we did not purchase any shares of our common stock.

At November 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

17.  Dividend Program

On December 1, 2015, we announced that our board of directors approved a 17% increase in our quarterly cash dividend from $0.06 to $0.07 per share. This payment will be made on January 18, 2016 to shareholders of record as of January 4, 2016.

During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented first and second quarter dividend payments of $0.06 per share.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended November 1, 2015, and November 2, 2014, represent 26 and 27 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change
Net sales	$76,956	$73,991	4.0%
Gross profit	15,733	12,278	28.1%
Gross profit margin	20.4%	16.6%	22.9%
SG&A expenses	9,433	7,379	27.8%
Income from operations	6,300	4,899	28.6%
Operating margin	8.2%	6.6%	24.2%
Income before income taxes	6,144	4,890	25.6%
Income taxes	2,373	1,889	25.6%
Net income	3,771	3,001	25.7%

	Six Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change
Net sales	$157,141	$150,051	4.7%
Gross profit	31,935	24,993	27.8%
Gross profit margin	20.3%	16.7%	21.6%
SG&A expenses	18,175	14,798	22.8%
Income from operations	13,760	10,195	35.0%
Operating margin	8.8%	6.8%	29.4%
Income before income taxes	13,552	10,349	30.9%
Income taxes	5,081	4,003	26.9%
Net income	8,471	6,346	33.5%

Net Sales

Overall, our total net sales increased for the second quarter and first half of fiscal 2016 as compared with the same periods a year ago. We have continued to experience a favorable customer response to our designs and diverse product offering, as we have continued to focus on creativity, product innovation and customer service. This strategic focus has driven our sales performance in both our business segments, and we intend to follow this same strategy for the remainder of fiscal 2016. Importantly, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the increases in net sales noted above and the significant improvement in our operating results for both business segments.  We realized the benefits of our recent capital investments in our mattress fabrics business, with increased capacity via newer and more efficient equipment, enhanced finishing capabilities and better overall throughput. We also incurred lower raw material costs in both our business segments during fiscal 2016 compared with fiscal 2015. Partially offsetting the improvement in income before income taxes was the increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher expenses related to the increase in net sales.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At November 1, 2015, our cash and cash equivalents and short-term investments totaled $37.5 million compared with $39.7 million at May 3, 2015. This decrease was primarily due to dividend payments of $6.4 million, capital expenditures primarily associated with our mattress fabric segment of $5.3 million, $2.2 million on payments of long-term debt, and $864,000 in long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $11.2 million.

Our net cash provided by operating activities was $11.2 million through the first two quarters of fiscal 2016, a decrease of $3.3 million compared with $14.5 million through the second quarter of fiscal 2015. This decrease reflects an increase in inventory purchases, as well as higher annual bonus payments made in fiscal 2016 compared with those made in fiscal 2015. This spending was partially offset by cash flow from earnings and improved cash collections from customers through the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured senior term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

Dividend Program

On December 1, 2015, we announced that our board of directors approved a 17% increase in our quarterly cash dividend from $0.06 to $0.07 per share. This payment will be made on January 18, 2016, to shareholders of record as of January 4, 2016.

During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented first and second quarter dividend payments of $0.06 per share.

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

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the six months ended November 1, 2015, we did not purchase any shares of our common stock.

At November 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change

Net sales	$45,436	$43,038	5.6%
Gross profit	9,456	7,324	29.1%
Gross profit margin	20.8%	17.0%	22.4%
SG&A expenses	2,989	2,592	15.3%
Income from operations	6,467	4,733	36.6%
Operating margin	14.2%	11.0%	29.1%

	Six Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change

Net sales	$93,245	$85,860	8.6%
Gross profit	19,381	14,527	33.4%
Gross profit margin	20.8%	16.9%	23.1%
SG&A expenses	5,912	5,166	14.4%
Income from operations	13,468	9,361	43.9%
Operating margin	14.4%	10.9%	32.1%

Net Sales

Our mattress fabric net sales for the second quarter and the first half of fiscal 2016 increased compared with the same periods a year ago. Notably, during the second quarter we were able to increase our sales in what is typically a seasonal slowdown after the Labor Day holiday mattress promotional events. These results reflect our ability to execute our strategy with consistent results. Our strategic focus on design creativity has allowed us to offer an innovative and diverse product offering, including mattress fabrics and covers, across all price points. Our mirrored manufacturing platform, technical expertise, and expanded reactive capacity support our ability to deliver a diverse product mix in line with consumer demand.

Our mattress fabric net sales also were affected by increased customer pricing pressures and the fact that the first half of fiscal 2016 contained one less week compared with the same period a year ago.

Gross Profit and Operating Income

Our mattress fabric gross profit and operating income increased in the second quarter and first half of fiscal 2016 compared with the same periods a year ago. These results reflect the increase in net sales noted above and the benefits of our recent capital investments, including increased production capacity via newer and more efficient equipment, enhanced finishing capabilities, and improved overall efficiency and throughput. We also experienced lower raw material costs in the first half of fiscal 2016 compared with the same periods a year ago.

We have almost completed the installation of new equipment and other technological improvements at our facility located in Canada. This will increase our production capacity and operating efficiency at this location.

Partially offsetting the improvement in operating income was an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher expenses related to the increase in net sales.
Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Accounts receivable and inventory	$40,937	$35,406	$41,328
Property, plant & equipment	36,050	30,938	33,773
Goodwill	11,462	11,462	11,462
Non-compete agreement	941	1,017	979
Customer Relationships	740	791	766

Accounts Receivable & Inventory

As of November 1, 2015, accounts receivable and inventory increased $5.5 million or 16%, compared with November 2, 2014, and related to the increase in inventory. This increase is primarily due to higher in net sales, customers requiring us to hold higher inventory levels of key products, and higher inventory purchases with certain vendors to take advantage of purchase discounts.

As of November 1, 2015, accounts receivable and inventory were comparable to May 3, 2015. However, inventory increased $3.1 million as described above. The increase in inventory was offset by a decrease in accounts receivable of $3.5 million due to improved cash collections in the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Property, Plant & Equipment

The $36.1 million at November 1, 2015, represents property, plant and equipment of $23.3 million and $12.8 million located in the U.S. and Canada, respectively. The $30.9 million at November 2, 2014, represents property, plant, and equipment of $22.2 million and $8.7 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

As of November 1, 2015, property, plant, and equipment increased $5.1 million, or 17% compared with November 2, 2014. This increase is primarily due to the capital investments noted above, partially offset by depreciation expense.

As of November 1, 2015, property, plant, and equipment increased $2.3 million, or 7%, compared with May 3, 2015. This increase is due to capital expenditures of $5.1 million that primarily relate to the purchases and installation of machinery and equipment associated with our operation located in Canada, partially offset by depreciation expense of $2.8 million in the first half fiscal 2016.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	November 1, 2015		November 2, 2014		% Change

Non U.S. Produced	$28,568	91%	$28,563	92%	0.0%
U.S. Produced	2,952	9%	2,390	8%	23.5%
Total	$31,520	100%	$30,953	100%	1.8%

	Six Months Ended
(dollars in thousands)	November 1, 2015		November 2, 2014		% Change

Non U.S. Produced	$58,522	92%	$59,019	92%	(0.8)%
U.S. Produced	5,374	8%	5,172	8%	3.9%
Total	$63,896	100%	$64,191	100%	(0.5)%

Our net sales reflect the continued execution of our product-driven strategy that focuses on design and product innovation. This strategy has allowed us to offer a diverse range of products that meet changing market trends and style preferences. As a result, we have extended our market reach to a more diverse customer base, enhanced our product mix with favorable results, and increased our net sales with the hospitality and lifestyle retail markets.

Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences. This platform has allowed us to more effectively reach new customers, with the ability to offer a diverse product mix of fabric styles and price points.

Our upholstery fabric net sales were affected by the fact that the first half of fiscal 2016 contained one less week compared with the same period a year ago, and the closure of our finished goods warehouse and distribution facility located in Poznan, Poland, in the third quarter of fiscal 2015.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change

Gross profit	$6,277	$4,954	26.7%
Gross profit margin	19.9%	16.0%	24.4%
SG&A expenses	3,813	3,285	16.1%
Income from operations	2,464	1,668	47.7%
Operating margin	7.8%	5.4%	44.4%

	Six Months Ended
(dollars in thousands)	November 1, 2015	November 2, 2014	% Change

Gross profit	$12,554	$10,466	20.0%
Gross profit margin	19.6%	16.3%	20.2%
SG&A expenses	7.409	6,737	10.0%
Income from operations	5,146	3,729	38.0%
Operating margin	8.1%	5.8%	39.7%

The increase in gross profit and income from operations reflected our enhanced product mix noted above and a more stable cost environment in China. Also, we incurred non-recurring charges approximating $200,000 during the second quarter of fiscal 2015 that related to the closure of our Culp Europe operation, and no corresponding charge was recorded during fiscal 2016. Partially offsetting the improvement in income from operations was an increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets.

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

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	November 1, 2015	November 2, 2014	May 3, 2015
Accounts receivable and inventory	$28,856	$27,867	$29,905
Property, plant & equipment	1,474	1,578	1,467

Accounts Receivable & Inventory

As of November 1, 2015, accounts receivable and inventory for this segment increased $1.0 million or 4% compared with November 2, 2014. Inventory increased $2.8 million as a result of holding higher inventory levels due in part to better service our customers. The increase in this segment’s inventory was partially offset by a decrease in accounts receivable of $1.8 million primarily due to improved cash collections in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

As of November 1, 2015, accounts receivable and inventory decreased $1.0 million or 4% compared with May 3, 2015. This decrease can be attributed to a decrease of $2.0 million in accounts receivable resulting from improved cash collections in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015. The decrease in accounts receivable was partially offset by an increase in inventory of $1.0 million as a result of holding higher inventory levels due in part to better service our customers.

Property, Plant & Equipment

The $1.5 million at November 1, 2015, represents property, plant, and equipment of $785,000 and $689,000 located in the U.S. and China, respectively. The $1.6 million at November 2, 2014, represents property, plant, and equipment of $977,000 and $601,000 located in the U.S. and China, respectively. The $1.5 million at May 3, 2015, represents property, plant, and equipment of $848,000 and $619,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $9.4 million in the second quarter of fiscal 2016 compared with $7.4 million in the second quarter of fiscal 2015. As a percent of net sales, SG&A expenses were 12.3% in the second quarter of fiscal 2016 compared with 10.0% in the second quarter of fiscal 2015.

SG&A expenses for the company as a whole were $18.2 million for the first six months of fiscal 2016 compared with $14.8 million for the first six months of fiscal 2015. As a percent of net sales, SG&A expenses were 11.6% for the first six months of fiscal 2016 compared with 9.9% for the first six months of fiscal 2015.

This trend is primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher expenses related to the increase in net sales.

Interest Expense

No interest expense was recorded for the first six months of fiscal 2016 and $67,000 was recorded for the first six months of fiscal 2015.

This trend primarily reflects lower outstanding balances of long-term debt and interest costs that were capitalized in connection with our capital investments associated with our mattress fabrics segment. Interest costs charged to operations and incurred on our long-term debt and lines of credit were $49,000 and $148,000 for the first six months of fiscal 2016 and 2015, respectively. Interest costs charged to operations were reduced by $49,000 and $81,000 for capitalized interest costs for the first half of fiscal 2016 and 2015, respectively. These capitalized interest costs will be amortized over the related assets’ useful lives.

Interest Income

Interest income was $69,000 for the second quarter of fiscal 2016 compared with $153,000 for the second quarter of fiscal 2015. Interest income was $112,000 for the first half of fiscal 2016 compared with $294,000 for the first half of fiscal 2015.

These decreases reflect higher cash and cash equivalent and short-term investment balances held in U.S. dollar denominated account balances during fiscal 2016 compared with fiscal 2015. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances earn lower interest rates as compared to  investment balances denominated in the local currency of our foreign subsidiaries. During fiscal 2015, we implemented a strategy of substantially reducing the amount of cash we hold in Chinese Renminbi. Although this action has resulted in lower interest income as compared to last year, the strategy has mitigated our foreign currency exchange rate exposure in China. See discussion in “Other Expense” below.

Other Expense

Other expense was $225,000 for the second quarter of fiscal 2016 compared with $162,000 during the second quarter of fiscal 2015. The increase in other expense was primarily due to a realized loss of $56,000 associated with a sale of short-term investments in the second quarter of fiscal 2016. No corresponding charge was recorded in the second quarter of fiscal 2015.

Other expense was $320,000 for the first half of fiscal 2016 compared with $73,000 for the first half of fiscal 2015.

The above year-to-date trend is primarily due to less favorable foreign currency exchange rate fluctuations in relation to the U.S. dollar regarding our operations located in China in fiscal 2016 compared with fiscal 2015 and our strategy of transferring the amount of cash held in Chinese Yuan Renminbi to U.S. dollars noted above. Our operations located in China reported a foreign exchange loss of $5,000 for the first six months of fiscal 2016 compared with a foreign exchange gain of $205,000 for the same period a year ago.

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

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.1 million, or 37.5% of income before income tax expense, for the six month period ended November 1, 2015, compared to income tax expense of $4.0 million, or 38.7% of income before income tax expense, for the six month period ended November 2, 2014. Our effective income tax rates for the six month periods ended November 1, 2015 and November 2, 2014 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(4.9)	(5.6)
undistributed earnings from foreign subsidiaries	4.5	3.7
increase in liability for uncertain tax positions	3.1	4.1
other	0.8	2.5
	37.5%	38.7%

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at November 1, 2015, we recorded a partial valuation allowance of $938,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $377,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at November 2, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $456,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at November 1, 2015, November 2, 2014, and May 3, 2015, respectively.

The recorded valuation allowance of $938,000 at November 1, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of November 1, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At November 1, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $35.7 million, offset by U.S. foreign income tax credits of $33.3 million. At November 2, 2014, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.2 million, which included U.S. income and foreign withholding taxes totaling $30.6 million, offset by U.S. foreign income tax credits of $28.4 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

We had accumulated earnings from our foreign subsidiaries totaling $93.2 million, $78.9 million, and $85.2 million at November 1, 2015, November 2, 2014, and May 3, 2015, respectively.

Uncertainty In Income Taxes

At November 1, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $3.7 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At November 1, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $10.5 million and $3.7 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $10.1 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $846,000 for fiscal 2016. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

We reported income tax expense of $5.1 million and $4.0 million in the first half of fiscal 2016 and fiscal 2015, respectively. Currently, we are not paying income taxes in the United States, nor do we expect to for a few more years, due to our loss carryforwards that totaled $32.2 million as of May 3, 2015. As a result, we had income tax payments of $2.1 million and $2.0 million in the first half of 2016 and fiscal 2015, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $37.5 million at November 1, 2015, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured senior term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations located in Canada and China and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	November 1,	May 3,
(dollars in thousands)	2015	2015
China	$18,690	14,630
Canada	8,856	12,511
Cayman Islands	8,591	8,591
United States	1,359	3,977
Poland	-	20
	$37,496	39,729

As of the end of the second quarter of fiscal 2016, our cash and cash equivalents and short-term investments decreased from $39.7 million at May 3, 2015. This decrease was primarily due to dividend payments of $6.4 million, capital expenditures primarily associated with our mattress fabric segment of $5.3 million, $2.2 million on payments of long-term debt, and $864,000 in long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $11.2 million.

Our net cash provided by operating activities was $11.2 million through the first two quarters of fiscal 2016, a decrease of $3.3 million compared with $14.5 million through the first two quarters of fiscal 2015. This decrease reflects an increase in inventory purchases, as well as higher annual bonus payments made in fiscal 2016 compared with those made in fiscal 2015. This spending was partially offset by cash flow from earnings and improved cash collections from customers in fiscal 2016 compared with fiscal 2015.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On December 1, 2015, we announced that our board of directors approved a 17% increase in our quarterly cash dividend from $0.06 to $0.07 per share. This payment will be made on January 18, 2016 to shareholders of record as of January 4, 2016.

During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented first and second quarter dividend payments of $0.06 per share.

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

During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the six months ended November 1, 2015, we did not purchase any shares of our common stock.

At November 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at November 1, 2015, were $23.3 million, a decrease of $1.7 million, or 7%, compared with $25.0 million at November 2, 2014. This decrease is primarily due to improved cash collections with customers associated with both our business segments. Days’ sales outstanding were 28 days for the second quarter of fiscal 2016 compared with 31 days for the second quarter of fiscal 2015.

Inventories as of November 1, 2015 were $46.5 million, an increase of $8.3 million, or 22%, compared with $38.2 million at November 2, 2014. This increase represents the increase in net sales, customers requiring us to hold higher inventory levels of key products, and higher inventory purchases with certain vendors to take advantage of purchase discounts. Inventory turns were 5.3 for the second quarter of fiscal 2016 compared with 6.4 for the second quarter of fiscal 2015.

Accounts payable-trade as of November 1, 2015 were $25.2 million compared with $25.5 million at November 2, 2014.  Our accounts payable –trade has remained flat despite the significant inventory purchases noted above as we have taken more advantage of purchase discounts during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $43.3 million at November 1, 2015, compared with $37.6 million at November 2, 2014. Operating working capital turnover was 7.7 during the second quarter of fiscal 2016, compared with 7.2 during the second quarter of fiscal 2015.

Financing Arrangements

Unsecured Senior Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured senior term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year were due on the notes beginning August 11, 2011. Any principal pre-payments would have been assessed a penalty as defined in the agreement. The agreement contained customary financial and other covenants as defined in the agreement.

On August 11, 2015, we paid our last annual payment of $2.2 million and this agreement has been paid in full.

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. Any borrowings that are outstanding under the credit agreement with Culp Europe noted below will decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.69%, 1.76%, and 1.78% at November 1, 2015, November 2, 2014, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

At November 1, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At November 2, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At November 1, 2015, November 2, 2014, and May 3, 2015, there were no borrowings outstanding under the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at November 1, 2015), expiring on February 9, 2016. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 1, 2015, November 2, 2014, and May 3, 2015.

Revolving Credit Agreement – Europe

In connection with the Wells Fargo credit agreement noted above, any outstanding borrowings associated with Culp Europe would decrease the $10 million available under the credit agreement and incur interest at the EURO LIBOR plus 2%.

At November 1, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At November 1, 2015, the company was in compliance with these financial covenants

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $5.3 million for the first half of fiscal 2016 compared with $5.1 million for the same period a year ago. Capital expenditures for the first half of fiscal 2016 and 2015 were primarily related to our mattress fabrics segment.

Depreciation expense was $3.2 million for the first half of fiscal 2016 compared with $2.8 million for the same period a year ago. Depreciation expense for the first half of fiscal 2016 and 2015 primarily related to the mattress fabrics segment.

For fiscal 2016, we are projecting capital expenditures for the company as a whole to be approximately $10.0 million to $11.0 million. Depreciation expense for the company as a whole is projected to be approximately $7.0 million in fiscal 2016. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

At November 1, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2015.

Contractual Obligations

As of November 1, 2015, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

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

At November 1, 2015, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. Our revolving credit line associated with our operation located in Poland bears interest at the EURO LIBOR plus 2%. At November 1, 2015, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at November 1, 2015, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 1, 2015, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended November 1, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended November 1, 2015. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended November 1, 2015. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 3, 2015 to September 6, 2015	-	-	-	$ 4,256,235
September 7, 2015 to October 4, 2015	-	-	-	$ 4,256,235
October 5, 2015 to November 1, 2015	-	-	-	$ 4,256,235
Total	-	-	-	$ 4,256,235

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and incorporated herein by reference.

3 (ii)
Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007 (Commission File No. 001-12597), and incorporated herein by reference.

10.1
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.3 to company’s Form 10-Q for the quarter ended August 2, 2015, filed September 11, 2015, and incorporated herein by reference. (*)

10.2	2015 Equity Incentive Plan, filed as Annex A to the company’s 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference.(*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: December 11, 2015	By:	/s/ Kenneth R. Bowling
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