Form 10-Q
period 2016-01-31
CULP INC
filed 2016-03-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 31, 2016:  12,250,489
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 31, 2016

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND FEBRUARY 1, 2015
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 31,	February 1,
	2016	2015

Net sales	$78,466	81,269
Cost of sales	61,903	66,867
Gross profit	16,563	14,402

Selling, general and
administrative expenses	9,337	8,375
Income from operations	7,226	6,027

Interest income	(38)	(202)
Other expense	85	307
Income before income taxes	7,179	5,922

Income taxes	2,317	2,110
Net income	$4,862	3,812

Net income per share, basic	$0.39	0.31
Net income per share, diluted	0.39	0.31
Average shares outstanding, basic	12,331	12,219
Average shares outstanding, diluted	12,486	12,417

	NINE MONTHS ENDED

	January 31,	February 1,
	2016	2015

Net sales	$235,607	231,320
Cost of sales	187,109	191,925
Gross profit	48,498	39,395

Selling, general and
administrative expenses	27,512	23,173
Income from operations	20,986	16,222

Interest expense	-	50
Interest income	(150)	(478)
Other expense	405	380
Income before income taxes	20,731	16,270

Income taxes	7,398	6,113
Net income	$13,333	10,157

Net income per share, basic	$1.08	0.83
Net income per share, diluted	1.07	0.82
Average shares outstanding, basic	12,317	12,216
Average shares outstanding, diluted	12,488	12,410

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND FEBRUARY 1, 2015
(UNAUDITED)
(Amounts in Thousands)

	THREE MONTHS ENDED

	January 31,	February 1,
	2016	2015

Net income	$4,862	$3,812

Other comprehensive (loss) income

Unrealized (losses) gains on investments

Unrealized holding (losses) gains on investments	(194)	22

Reclassification adjustment for realized loss included in net income	71	-

Total other comprehensive (loss) income	(123)	22

Comprehensive income	$4,739	$3,834

	NINE MONTHS ENDED

	January 31,	February 1,
	2016	2015

Net income	$13,333	$10,157

Other comprehensive loss

Unrealized (losses) gains on investments

Unrealized holding losses on investments	(312)	(6)

Reclassification adjustment for realized loss included in net income	127	-

Total other comprehensive loss	(185)	(6)

Comprehensive income	$13,148	$10,151

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2016, FEBRUARY 1, 2015, AND MAY 3, 2015
UNAUDITED
(Amounts in Thousands)

	January 31,	February 1,	* May 3,
	2016	2015	2015
Current assets:
Cash and cash equivalents	$31,713	28,772	29,725
Short-term investments	4,259	8,384	10,004
Accounts receivable, net	26,784	30,774	28,749
Inventories	48,485	38,013	42,484
Income taxes receivable	23	104	229
Other current assets	2,331	2,992	2,440
Total current assets	113,595	109,039	113,631

Property, plant and equipment, net	38,157	35,269	36,078
Goodwill	11,462	11,462	11,462
Deferred income taxes	4,312	5,020	5,169
Long-term investments	3,590	2,063	2,415
Other assets	2,435	2,505	2,545

Total assets	$173,551	165,358	171,300

Current liabilities:
Current maturities of long-term debt	$-	2,200	2,200
Accounts payable-trade	25,601	28,644	28,414
Accounts payable - capital expenditures	380	772	990
Accrued expenses	12,690	9,954	11,129
Income taxes payable - current	622	325	325
Total current liabilities	39,293	41,895	43,058

Income taxes payable - long-term	3,480	3,630	3,792
Deferred income taxes	1,209	927	982
Deferred compensation	4,495	3,934	4,041

Total liabilities	48,477	50,386	51,873

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,250,489 at January 31, 2016; 12,219,121
at February 1, 2015; and 12,219,121 at
May 3, 2015	613	611	611
Capital contributed in excess of par value	42,937	42,856	43,159
Accumulated earnings	81,804	71,571	75,752
Accumulated other comprehensive loss	(280)	(66)	(95)
Total shareholders' equity	125,074	114,972	119,427

Total liabilities and shareholders' equity	$173,551	165,358	171,300

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND FEBRUARY 1, 2015
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 31,	February 1,
	2016	2015
Cash flows from operating activities:
Net income	$13,333	10,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,888	4,244
Amortization of other assets	123	140
Stock-based compensation	1,964	482
Excess tax benefit related to stock-based compensation	(822)	(110)
Deferred income taxes	1,906	3,274
Gain on sale of equipment	(66)	(74)
Realized loss on sale of short-term investments	127	-
Foreign currency gains	(85)	(6)
Changes in assets and liabilities:
Accounts receivable	1,091	(3,455)
Inventories	(6,485)	2,536
Other current assets	(108)	(739)
Other assets	48	(30)
Accounts payable - trade	(1,979)	2,267
Accrued expenses and deferred compensation	1,406	2,121
Income taxes	535	(108)
Net cash provided by operating activities	15,876	20,699

Cash flows from investing activities:
Capital expenditures	(7,686)	(8,185)
Proceeds from the sale of equipment	230	625
Proceeds from the sale of life insurance policies	-	320
Payments on life insurance policies	(18)	(18)
Proceeds from the sale of short-term investments	5,612	1,628
Purchase of short-term investments	(86)	(3,719)
Purchase of long-term investments	(1,268)	(1,298)
Net cash used in investing activities	(3,216)	(10,647)

Cash flows from financing activities:
Proceeds from line of credit	7,000	-
Payments on line of credt	(7,000)	(538)
Payments on long-term debt	(2,200)	(2,200)
Repurchase of common stock	(2,397)	(745)
Dividends paid	(7,281)	(6,846)
Payments on debt issuance costs	(43)	-
Proceeds from common stock issued	138	94
Excess tax benefit related to stock-based compensation	822	110
Net cash used in financing activities	(10,961)	(10,125)

Effect of exchange rate changes on cash and cash equivalents	289	(458)

Increase (decrease) in cash and cash equivalents	1,988	(531)

Cash and cash equivalents at beginning of period	29,725	29,303

Cash and cash equivalents at end of period	$31,713	28,772

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, April 27, 2014	12,250,030	$612	42,932	68,260	(60)	$111,744
Net income	-	-	-	15,071	-	15,071
Stock-based compensation	-	-	786	-	-	786
Unrealized loss on investments	-	-	-	-	(35)	(35)
Excess tax benefit related to stock
based compensation	-	-	109	-	-	109
Common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	10,100	1	93	-	-	94
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-	-	-	(7,579)	-	(7,579)
Balance, May 3, 2015 *	12,219,121	611	43,159	75,752	(95)	119,427
Net income	-	-	-	13,333	-	13,333
Stock-based compensation	-	-	1,964	-	-	1,964
Unrealized loss on investments	-	-	-	-	(185)	(185)
Excess tax benefit related to stock
based compensation	-	-	822	-	-	822
Common stock repurchased	(100,776)	(5)	(2,392)			(2,397)
Common stock issued in connection
with performance based units	115,855	6	(6)			-
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	39,500	2	136			138
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-		-	(7,281)	-	(7,281)
Balance, January 31, 2016	12,250,489	$613	42,937	81,804	(280)	$125,074

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

The company’s nine months ended January 31, 2016 and February 1, 2015, represent 39 and 40 week periods, respectively.

2.  Significant Accounting Policies

As of January 31, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2015.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment to FASB ASC Topic 740, which simplifies the presentation of deferred income taxes on an entity’s classified balance sheet. Currently, entities that are required to issue a classified balance sheet present a net current and net noncurrent deferred income tax asset or liability for each tax jurisdiction. The amendments in this ASU require entities to offset all deferred income tax assets and liabilities for each tax jurisdiction and present a net deferred income tax asset or liability as a single noncurrent amount. The recognition and measurement guidance for deferred income tax assets and liabilities are not affected by this amendment. This amended guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred income tax assets and liabilities.

We early adopted this amendment during the third quarter of fiscal 2016 on a retrospective basis. Accordingly, we reclassified our current deferred income taxes to noncurrent on our February 1, 2015 Consolidated Balance Sheet, which increased noncurrent deferred income taxes $4.5 million and decreased noncurrent deferred tax liabilities $2.5 million. We reclassified our current deferred income taxes to noncurrent on our May 3, 2015 Consolidated Balance Sheet, which increased noncurrent deferred income taxes $4.7 million and decreased noncurrent deferred tax liabilities $68,000.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than twelve months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 18, 2018. We are therefore required to apply this guidance in our fiscal 2020 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the third quarter of fiscal 2016.

At January 31, 2016, options to purchase 98,600 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $7.73 per share, and a weighted average contractual term of 1.7 years. At January 31, 2016, the aggregate intrinsic value for options outstanding and exercisable was $1.7 million.

The aggregate intrinsic value for options exercised for the nine months ending January 31, 2016 and February 1, 2015, was $1.0 million and $87,000, respectively.

At January 31, 2016, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at January 31, 2016.

No compensation expense was recorded on incentive stock options for the nine months ended January 31, 2016 and February 1, 2015, respectively.

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

We recorded $95,000 and $54,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine months ending January 31, 2016, and February 1, 2015, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the third quarter of fiscal 2016.

At January 31, 2016, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at January 31, 2016.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No compensation expense was recorded on time vested restricted stock awards for the nine months ended January 31, 2016. We recorded $4,000 within selling, general, and administrative expense for time vested restricted stock awards for the nine months ended February 1, 2015.

During the nine month period ending February 1, 2015, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share.

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

On July 15, 2015, a non-employee was granted performance based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At January 31, 2016, this grant was unvested and was measured at $25.32 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

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

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At January 31, 2016, this grant was unvested and was measured at $25.32 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service periods of 16 months and 28 months for performance based restricted stock units which could earn up to 12,000 and 16,000 shares of common stock, respectively.

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

During the nine month period ending January 31, 2016, 115,855 shares of common stock associated with our fiscal 2013 grant vested and had a weighted average fair value of $1.2 million or $10.21 per share. As of January 31, 2016, our fiscal 2013 grant was fully vested.

Overall

We recorded compensation expense of $1.9 million and $424,000 within selling, general, and administrative expense for performance based restricted stock units for the nine month periods ending January 31, 2016 and February 1, 2015, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of January 31, 2016, the remaining unrecognized compensation cost related to the performance based restricted stock units was $4.2 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Customers	$28,684	$31,952	$30,338
Allowance for doubtful accounts	(814)	(449)	(851)
Reserve for returns and allowances and discounts	(1,086)	(729)	(738)
	$26,784	$30,774	$28,749

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Beginning balance	$(851)	$(573)
Provision for bad debts	(93)	(20)
Net write-offs, net of recoveries	130	144
Ending balance	$(814)	$(449)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Beginning balance	$(738)	$(479)
Provision for returns, allowances
and discounts	(2,389)	(2,065)
Credits issued	2,041	1,815
Ending balance	$(1,086)	$(729)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Raw materials	$6,831	$5,787	$5,374
Work-in-process	3,365	2,227	2,766
Finished goods	38,289	29,999	34,344
	$48,485	$38,013	$42,484

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Cash surrender value – life insurance	$357	$338	$339
Non-compete agreement, net	922	998	979
Customer relationships, net	728	779	766
Other	428	390	461
	$2,435	$2,505	$2,545

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of our non-compete agreement was $2.0 million at January 31, 2016, February 1, 2015 and May 3, 2015, respectively. At January 31, 2016 and May 3, 2015, accumulated amortization for our non-compete agreement was $1.1 million. At February 1, 2015 accumulated amortization for our non-compete agreement was $1.0 million.

Amortization expense for our non-compete agreement was $56,000 for the nine month periods ended January 31, 2016 and February 1, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $18,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; FY 2020 - $75,000 and Thereafter - $604,000.

The weighted average amortization period for our non-compete agreement is 12.3 years as of January 31, 2016.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively. Accumulated amortization for our customer relationships was $140,000, $89,000, and $102,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively.

Amortization expense for our customer relationships was $38,000 for the nine months ending January 31, 2016 and February 1, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2016 - $13,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; and Thereafter - $511,000.

The weighted average amortization period for our customer relationships is 14.3 years as of January 31, 2016.

Cash Surrender Value – Life Insurance

At January 31, 2016, February 1, 2015, and May 3, 2015 we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $357,000, $338,000 and $339,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively, are collectible upon death of the respective insured.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Compensation, commissions and related benefits	$8,678	$6,399	$9,081
Advertising rebates	2,876	2,522	1,002
Interest	-	81	37
Other accrued expenses	1,136	952	1,009
	$12,690	$9,954	$11,129

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Unsecured senior term notes	$-	$2,200	$2,200
Current maturities of long-term debt	-	(2,200)	(2,200)
Long-term debt, less current maturities
of long-term debt	$-	$-	$-

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

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10 million to be used to finance working capital and general corporate purposes. Interest is charged at a rate (applicable interest rate of 1.93%, 1.77%, and 1.78% at January 31, 2016, February 1, 2015, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Effective July 10, 2015, we amended our Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We entered into a Second Amendment to our Credit Agreement dated March 10, 2016, which amends our Credit Agreement with Wells Fargo Bank, National Association.  The terms of the Second Amendment include, among other things, provisions that (i) increase our line of credit under the Credit Agreement to $30 million, (ii) increase the annual limit on capital expenditures by the company to $15 million, (iii) add a new financial covenant to establish a minimum level of unencumbered liquid assets, (iv) eliminate certain financial covenants, (v) amend the pricing matrix that provides for interest payable on obligations under the agreement as a variable spread over LIBOR, based upon the company's ratio of debt to EBITDA, and (vi) provide that the obligations under the Credit Agreement are to be secured by a pledge of 65% of the common stock of Culp International Holdings Ltd, our Cayman subsidiary.

The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

At January 31, 2016, February 1, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At January 31, 2016, February 1, 2015, and May 3, 2015, there were no borrowings outstanding under the Credit Agreement.

Revolving Credit Agreement – China

We had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to 40 million RMB (approximately $6.1 million USD at January 31, 2016), that was set to expire on February 9, 2016. This agreement had an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 31, 2016, February 1, 2015, and May 3, 2015.

On March 8, 2016, we renewed our unsecured credit agreement associated with our operations located in China. The renewal extended the agreement to March 8, 2017 and maintained the line of credit up to 40 million RMB (approximately $6.1 million USD).

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 31, 2016, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At February 1, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million. At May 3, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at January 31, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$3,071	N/A	N/A	$3,071
Low Duration Bond Fund	1,592	N/A	N/A	1,592
Intermediate Term Bond Fund	1,116	N/A	N/A	1,116
Strategic Income Fund	957	N/A	N/A	957
Limited Term Bond Fund	594	N/A	N/A	594
Large Blend Fund	254	N/A	N/A	254
Growth Allocation Fund	128	N/A	N/A	128
Mid Cap Value Fund	90	N/A	N/A	90
Other	47	N/A	N/A	47

	Fair value measurements at February 1, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$3,112	N/A	N/A	$3,112
Intermediate Term Bond Fund	2,188	N/A	N/A	2,188
Low Duration Bond Fund	2,084	N/A	N/A	2,084
Premier Money Market Fund	1,951	N/A	N/A	1,951
Strategic Income Fund	1,000	N/A	N/A	1,000
Growth Allocation Fund	63	N/A	N/A	63
Other	49	N/A	N/A	49

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Short-Term Investments

At January 31, 2016 and February 1, 2015, our short-term investments totaled $4.3 million and $8.4 million, respectively, and consisted of short-term bond funds. At May 3, 2015, our short-term investments totaled $10.0 million and consisted of short-term bonds of $8.4 million and a deposit account that had a maturity of more than three months of $1.6 million.

Our short-term bond funds are recorded at their fair value, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $181,000, $66,000, and $95,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively. At January 31, 2016, February 1, 2015, and May 3, 2015, the fair value of our short-term bond funds approximated its cost basis.

Long-Term Investments

Effective January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

Our long-term investments are recorded at their fair value of $3.6 million, $2.1 million, and $2.4 million at January 31, 2016, February 1, 2015, and May 3, 2015, respectively. Our long-term investments had an accumulated unrealized loss of $99,000 at January 31, 2016. At February 1, 2015 and May 3, 2015, our accumulated gains or losses regarding our long-term investments were immaterial. The fair value of our long-term investments approximates its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Nine months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Interest	$95	$180
Income Taxes	4,921	3,005

Interest costs charged to operations and incurred on our long-term debt and lines of credit were $58,000 and $191,000 for the nine months ended January 31, 2016 and February 1, 2015, respectively.

Interest costs of $58,000 and $141,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the nine months ended January 31, 2016 and February 1, 2015, respectively.

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

	Three months ended
(amounts in thousands)	January 31, 2016	February 1, 2015
Weighted average common shares outstanding, basic	12,331	12,219
Dilutive effect of stock-based compensation	155	198
Weighted average common shares outstanding, diluted	12,486	12,417

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended January 31, 2016 and February 1, 2015, as the exercise price of the options was less than the average market price of the common shares.

	Nine months ended
(amounts in thousands)	January 31, 2016	February 1, 2015
Weighted average common shares outstanding, basic	12,317	12,216
Dilutive effect of stock-based compensation	171	194
Weighted average common shares outstanding, diluted	12,488	12,410

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All options to purchase shares of common stock were included in the computation of diluted net income for the nine months ended January 31, 2016 and February 1, 2015, as the exercise price of the options was less than the average market price of the common shares.

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Net sales:
Mattress Fabrics	$44,277	$45,683
Upholstery Fabrics	34,189	35,586
	$78,466	$81,269
Gross profit:
Mattress Fabrics	$8,751	$8,076
Upholstery Fabrics	7,812	6,326
	$16,563	$14,402
Selling, general, and administrative expenses:
Mattress Fabrics	$2,953	$2,853
Upholstery Fabrics	3,963	3,781
Total segment selling, general, and
administrative expenses	6,916	6,634
Unallocated corporate expenses	2,421	1,741
	$9,337	$8,375
Income from operations:
Mattress Fabrics	$5,798	$5,223
Upholstery Fabrics	3,849	2,545
Total segment income from operations	9,647	7,768
Unallocated corporate expenses	(2,421)	(1,741)
Total income from operations	7,226	6,027
Interest income	38	202
Other expense	(85)	(307)
Income before income taxes	$7,179	$5,922

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Nine months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Net sales:
Mattress Fabrics	$137,522	$131,543
Upholstery Fabrics	98,085	99,777
	$235,607	$231,320

Gross profit:
Mattress Fabrics	$28,133	$22,603
Upholstery Fabrics	20,365	16,792

	$48,498	$39,395

Selling, general, and administrative expenses:
Mattress Fabrics	$8,865	$8,019
Upholstery Fabrics	11,372	10,518
Total segment selling, general, and
administrative expenses	20,237	18,537
Unallocated corporate expenses	7,275	4,636
	$27,512	$23,173

Income from operations:
Mattress Fabrics	$19,267	$14,584
Upholstery Fabrics	8,994	6,274
Total segment income from operations	28,261	20,858
Unallocated corporate expenses	(7,275)	(4,636)
Total income from operations	20,986	16,222
Interest expense	-	(50)
Interest income	150	478
Other expense	(405)	(380)
Income before income taxes	$20,731	$16,270

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Segment assets:
Mattress Fabrics
Current assets (1)	$44,309	$36,658	$41,328
Non-compete agreement	922	998	979
Customer relationships	728	779	766
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	35,637	33,046	33,773
Total mattress fabrics assets	93,058	82,943	88,308
Upholstery Fabrics
Current assets (1)	30,960	32,129	29,905
Property, plant and equipment (3)	1,590	1,522	1,467
Total upholstery fabrics assets	32,550	33,651	31,372
Total segment assets	125,608	116,594	119,680
Non-segment assets:
Cash and cash equivalents	31,713	28,772	29,725
Short-term investments	4,259	8,384	10,004
Deferred income taxes	4,312	5,020	5,169
Income taxes receivable	23	104	229
Other current assets	2,331	2,992	2,440
Property, plant and equipment (4)	930	701	838
Long-term investments	3,590	2,063	2,415
Other assets	785	728	800
Total assets	$173,551	$165,358	$171,300

	Nine months ended
(dollars in thousands)	January 31, 2016	February 1, 2015
Capital expenditures (5):
Mattress Fabrics	$6,215	$8,232
Upholstery Fabrics	481	390
Unallocated Corporate	381	62
Total capital expenditures	$7,077	$8,684
Depreciation expense:
Mattress Fabrics	$4,273	$3,692
Upholstery Fabrics	615	552
Total depreciation expense	$4,888	$4,244

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $35.6 million at January 31, 2016, represents property, plant, and equipment of $23.0 million and $12.6 million located in the U.S. and Canada, respectively. The $33.0 million at February 1, 2015, represents property, plant, and equipment of $23.5 million and $9.5 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

(3)
The $1.6 million at January 31, 2016, represents property, plant, and equipment of $860 and $730 located in the U.S. and China, respectively. The $1.5 million at February 1, 2015, represents property, plant, and equipment of $877 and $645 located in the U.S. and China, respectively. The $1.5 million at May 3, 2015, represents property, plant, and equipment of $848 and $619 located in the U.S. and China, respectively.

(4)
The $930, $701, and $838 at January 31, 2016, February 1, 2015 and May 3, 2015, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $7.4 million, or 35.7% of income before income tax expense, for the nine month period ended January 31, 2016, compared to income tax expense of $6.1 million or 37.6% of income before income tax expense, for the nine month period ended February 1, 2015. Our effective income tax rates for the nine month periods ended January 31, 2016 and February 1, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(6.6)	(6.0)
undistributed earnings from foreign subsidiaries	1.4	4.1
increase in liability for uncertain tax positions	2.9	3.5
tax effects of Chinese foreign exchange gains	3.5	0.2
other	0.5	1.8
	35.7%	37.6%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 31, 2016, we recorded a partial valuation allowance of $874,000, of which $498,000 pertained to certain U.S. state net operating loss carryforwards and credits and $376,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at February 1, 2015, we recorded a partial valuation allowance of $1.0 million, of which $596,000 pertained to certain U.S. state net operating loss carryforwards and credits and $400,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 31, 2016, February 1, 2015, and May 3, 2015, respectively.

The recorded valuation allowance of $874,000 at January 31, 2016, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of January 31, 2016, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At January 31, 2016, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $3.3 million, which included U.S. income and foreign withholding taxes totaling $37.3 million, offset by U.S. foreign income tax credits of $34.0 million. At February 1, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $32.1 million, offset by U.S. foreign income tax credits of $29.7 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We had accumulated earnings from our foreign subsidiaries totaling $100.9 million, $82.4 million, and $85.2 million at January 31, 2016, February 1, 2015, and May 3, 2015, respectively.

Overall

At January 31, 2016, our non-current deferred tax asset of $4.3 million represents $3.5 million and $773,000 from our operations located in the U.S. and China, respectively. At February 1, 2015, our non-current deferred tax asset of $5.0 million represents $4.2 million and $776,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, our non-current deferred tax asset of $5.2 million represents $4.3 million and $868,000 from our operations located in the U.S. and China, respectively.

Our non-current deferred tax liability balances of $1.2 million, $927,000, and $982,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively, pertain to our operations located in Canada.

Uncertainty In Income Taxes

At January 31, 2016, we had a $13.2 million total gross unrecognized tax benefit, of which $3.5 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future periods. At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future periods.

At January 31, 2016, we had a $13.2 million total gross unrecognized tax benefit, of which $9.7 million and $3.5 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $10.3 million and $3.6 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefit will decrease by approximately $120,000 for fiscal 2016. This decrease primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 31, 2016, the company’s statutory surplus reserve was $4.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Purchase Commitments

At January 31, 2016, February 1, 2015, and May 3, 2015, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $977,000, $3.8 million, and $2.3 million, respectively.

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

During the nine months ended January 31, 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At January 31, 2016, we had $1.9 million available for additional repurchases of our common stock.

17.  Dividend Program

On March 1, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.07 per share. This payment will be made on or about April 15, 2016, to shareholders of record as of April 1, 2016.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended January 31, 2016, dividend payments totaled $7.3 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.3 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 31, 2016, and February 1, 2015, represent 39 and 40 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change
Net sales	$78,466	$81,269	(3.4)%
Gross profit	16,563	14,402	15.0%
Gross profit margin	21.1%	17.7%	340	bp
SG&A expenses	9,337	8,375	11.5%
Income from operations	7,226	6,027	19.9%
Operating margin	9.2%	7.4%	180	bp
Income before income taxes	7,179	5,922	21.2%
Income taxes	2,317	2,110	9.8%
Net income	4,862	3,812	27.5%

	Nine Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change
Net sales	$235,607	$231,320	1.9%
Gross profit	48,498	39,395	23.1%
Gross profit margin	20.6%	17.0%	360	bp
SG&A expenses	27,512	23,173	18.7%
Income from operations	20,986	16,222	29.4%
Operating margin	8.9%	7.0%	190	bp
Income before income taxes	20,731	16,270	27.4%
Income taxes	7,398	6,113	21.0%
Net income	13,333	10,157	31.3%

Net Sales

Overall, our net sales were slightly higher for the nine month year-to-date period of fiscal 2016 compared with the same period a year ago. However, we experienced a slight decrease in our net sales for the third quarter of fiscal 2016 compared with the prior year third quarter, which was an exceptionally strong sales performance for both our business segments. We have remained focused on our top strategic priorities of product innovation and creativity in order to provide a product mix that meets the demands of our customers. Our scalable and flexible manufacturing platform supports this strategy and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the significant improvement in our operating results for both business segments. We continued to realize the benefits of our recent capital investments in our mattress fabrics business, with increased capacity via newer and more efficient equipment, enhanced finishing capabilities and better overall throughput. We also incurred lower raw material costs and operating expenses (primarily more favorable currency exchange rates) in both our business segments during fiscal 2016 compared with fiscal 2015. Partially offsetting the improvement in income before income taxes was the increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At January 31, 2016, our cash and cash equivalents and short-term investments totaled $36.0 million compared with $39.7 million at May 3, 2015. This decrease was primarily due to capital expenditures mostly associated with our mattress fabric segment of $7.7 million, dividend payments of $7.3 million, repurchases of our common stock of $2.4 million, a long-term debt payment of $2.2 million, and long-term investment purchases of $1.3 million associated with our Rabbi Trust. This spending was partially offset by net cash provided by operating activities of $15.9 million.

Net cash provided by operating activities was $15.9 million for the nine months ending January 31, 2016, a decrease of $4.8 million compared with $20.7 million for the nine months ending February 1, 2015. This decrease reflects an increase in inventory purchases, as well as higher annual bonus payments made in fiscal 2016 compared with those made in fiscal 2015. This spending was partially offset by cash flow from earnings and improved cash collections from customers in fiscal 2016 compared with fiscal 2015.

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

On March 10, 2016, we amended our Credit Agreement with Wells Fargo to increase our borrowing capacity from $10 million to $30 million. The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Dividend Program

On March 1, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.07 per share. This payment will be made on or about April 15, 2016, to shareholders of record as of April 1, 2016.

During the nine months ended January 31, 2016, dividend payments totaled $7.3 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.3 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

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

During the nine months ended January 31, 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which were purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At January 31, 2016, we had $1.9 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

Net sales	$44,277	$45,683	(3.1)%
Gross profit	8,751	8,076	8.4%
Gross profit margin	19.8%	17.7%	210	bp
SG&A expenses	2,953	2,853	3.5%
Income from operations	5,798	5,223	11.0%
Operating margin	13.1%	11.4%	170	bp

	Nine Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

Net sales	$137,522	$131,543	4.5%
Gross profit	28,133	22,603	24.5%
Gross profit margin	20.5%	17.2%	330	bp
SG&A expenses	8,865	8,019	10.5%
Income from operations	19,267	14,584	32.1%
Operating margin	14.0%	11.1%	290	bp

Net Sales

Our net sales for mattress fabrics were slightly higher for the nine month year-to-date period of fiscal 2016 compared with the same period a year ago. However, we experienced a slight decrease in our net sales for the third quarter of fiscal 2016 compared with the prior year third quarter. Our net sales for the third quarter were affected by several factors, including a significant weather event at the end of the quarter, which affected our production and shipment schedules. In addition, we experienced a timing difference related to customer roll-outs of new product lines that typically occur in our third quarter as they did the previous year. We expect to recognize this business in our fourth quarter of fiscal 2016 following the Presidents Day holiday mattress promotional events.

Design and innovation remain our top strategic priorities to meet customer style preferences and demand trends. As such, we are in the process of enhancing our design services and facilities. In addition, our mirrored manufacturing platform, technical expertise, and expanded reactive capacity support our strategic priorities that focus on customer demand trends and style preferences.

Our mattress fabric net sales also were affected by increased customer pricing pressures and the fact that the nine month year-to-date period of fiscal 2016 contained one less week compared with the same period a year ago.

Gross Profit and Operating Income

Our mattress fabric gross profit and operating income increased in the third quarter and the nine month year-to-date period of fiscal 2016 compared with the same periods a year ago. These results reflect the benefits of our recent capital investments, which include increased production capacity via newer and more efficient equipment, enhanced finishing capabilities, and improved overall efficiency and throughput. As planned, we completed the initial phase of our expansion project at our facility located in Canada during the third quarter, and we plan to install additional new equipment and make other technological improvements to our manufacturing platform during the fourth quarter. This project is expected to improve our production capacity and operating efficiency at this location. We also experienced lower raw material costs and operating expenses due to more favorable exchange rates in Canada for fiscal 2016 compared with fiscal 2015.

Partially offsetting the improvement in operating income was an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and increased customer pricing pressures as noted above.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Accounts receivable and inventory	$44,309	$36,658	$41,328
Property, plant & equipment	35,637	33,046	33,773
Goodwill	11,462	11,462	11,462
Non-compete agreement	922	998	979
Customer Relationships	728	779	766

Accounts Receivable & Inventory

As of January 31, 2016, accounts receivable and inventory increased $7.7 million or 21%, compared with February 1, 2015. This increase is due to an increase in inventory of $9.8 million, as a result of customers requiring us to hold higher inventory levels of key products. This increase in inventory was partially offset by a decrease in accounts receivable of $2.1 million, due to lower net sales and improved cash collections in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

As of January 31, 2016, accounts receivable and inventory increased $3.0 million or 7%, compared with May 3, 2015. This increase is due to an increase in inventory of $4.4 million, as a result of customers requiring us to hold higher inventory levels of key products. This was partially offset by a decrease in accounts receivable of $1.4 million due to improved cash collections in the third quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.

Property, Plant & Equipment

The $35.6 million at January 31, 2016, represents property, plant and equipment of $23.0 million and $12.6 million located in the U.S. and Canada, respectively. The $33.0 million at February 1, 2015, represents property, plant, and equipment of $23.5 million and $9.5 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

As of January 31, 2016, property, plant, and equipment increased $2.6 million, or 8% compared with February 1, 2015. This increase is primarily due to the capital investments noted above, partially offset by depreciation expense.

As of January 31, 2016, property, plant, and equipment increased $1.9 million, or 6%, compared with May 3, 2015. This increase is due to capital expenditures of $6.2 million that primarily relate to the purchases and installation of machinery and equipment associated with our operation located in Canada, partially offset by depreciation expense of $4.3 million for the nine month year-to-date period of fiscal 2016.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 31, 2016		February 1, 2015		% Change

Non U.S. Produced	$31,515	92%	$32,584	92%	(3.3)%
U.S. Produced	2,674	8%	3,002	8%	(10.9)%
Total	$34,189	100%	$35,586	100%	(3.9)%

	Nine Months Ended
(dollars in thousands)	January 31, 2016		February 1, 2015		% Change

Non U.S. Produced	$90,037	92%	$91,603	92%	(1.7)%
U.S. Produced	8,048	8%	8,174	8%	(1.5)%
Total	$98,085	100%	$99,777	100%	(1.7)%

Our net sales for upholstery fabrics were lower for the third quarter and nearly flat for the nine month year-to-date period of fiscal 2016 compared with the same periods a year ago. The third quarter of fiscal 2015 was an exceptionally strong quarterly performance for upholstery fabric sales.

Our upholstery fabric net sales also were affected by the fact that the nine month year-to-date period of fiscal 2016 contained one less week compared with the same period a year ago, the closure of our finished goods warehouse and distribution facility located in Poznan, Poland, in the third quarter of fiscal 2015, and some pricing pressures from key customers.

Design and product innovation remain our top strategic priorities. This strategy has allowed us to offer a diverse range of products that meet changing market trends and style preferences. As a result, we have extended our market reach to a more diverse customer base, enhanced our product mix with profitable results, and increased our net sales with the hospitality and lifestyle retail markets. Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences. This platform has allowed us to more effectively reach new customers, with the ability to offer a diverse product mix of fabric styles and price points.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

Gross profit	$7,812	$6,326	23.5%
Gross profit margin	22.8%	17.8%	500	bp
SG&A expenses	3,963	3,781	4.8%
Income from operations	3,849	2,545	51.2%
Operating margin	11.3%	7.2%	410	bp

	Nine Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

Gross profit	$20,365	$16,792	21.3%
Gross profit margin	20.8%	16.8%	400	bp
SG&A expenses	11,372	10,518	8.1%
Income from operations	8,994	6,274	43.4%
Operating margin	9.2%	6.3%	290	bp

Our upholstery fabric gross profit and operating income increased in the third quarter and the nine month year-to-date period of fiscal 2016 compared with the same periods a year ago. These results reflect the benefits from our strategic focus on product innovation and sales diversification. The benefits include an enhanced product mix that has resulted in greater operating efficiency and capacity utilization in our cut and sew operation located in China. We also experienced lower raw material costs and operating expenses due to more favorable exchange rates in China for fiscal 2016 compared with fiscal 2015. Partially offsetting the improvement in income from operations was an increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, and some pricing pressures from key customers as noted above.

Also, our profitability for the nine month year-to-date period of fiscal 2015 was affected by non-recurring charges of approximately $200,000 during the second quarter that related to the closure of our Culp Europe operation. No corresponding charge was recorded during the nine month year-to-date period of fiscal 2016.

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

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 31, 2016	February 1, 2015	May 3, 2015
Accounts receivable and inventory	$30,960	$32,129	$29,905
Property, plant & equipment	1,590	1,522	1,467

Accounts Receivable & Inventory

As of January 31, 2016, accounts receivable and inventory for this segment decreased $1.2 million or 4% compared with February 1, 2015. This decrease was primarily due to a decrease in accounts receivable as a result of lower net sales and improved cash collections in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015.

As of January 31, 2016, accounts receivable and inventory increased $1.0 million, or 4%, compared with May 3, 2015. This increase was primarily due to an increase in inventory as a result of holding higher inventory levels to better service our customers.

Property, Plant & Equipment

The $1.6 million at January 31, 2016, represents property, plant, and equipment of $860,000 and $730,000 located in the U.S. and China, respectively. The $1.5 million at February 1, 2015, represents property, plant, and equipment of $877,000 and $645,000 located in the U.S. and China, respectively. The $1.5 million at May 3, 2015, represents property, plant, and equipment of $848,000 and $619,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

SG&A expenses	$9,337	$8,375	11.5%
Interest income	38	202	(81.2)%
Other expense	85	307	(72.3)%

	Nine Months Ended
(dollars in thousands)	January 31, 2016	February 1, 2015	% Change

SG&A expenses	$27,512	$23,173	18.7%
Interest expense	-	50	(100.0)%
Interest income	150	478	(68.6)%
Other expense	405	380	6.6%

Selling, General and Administrative Expenses

SG&A expenses have increased in the third quarter and the nine month year-to-date period of fiscal 2016 compared with the same periods a year ago. This trend is primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets.

Interest Expense

Interest expense decreased for the nine month year-to-date period of fiscal 2016 compared with the same period a year ago. This trend primarily reflects lower outstanding balances of long-term debt, and interest costs that were capitalized in connection with our capital investments associated with our mattress fabrics segment. Interest costs charged to operations and incurred on our long-term debt and lines of credit were $58,000 and $191,000 for the nine month year-to-date periods of fiscal 2016 and 2015, respectively. Interest costs charged to operations were reduced by of $58,000 and $141,000 for capitalized interest costs for the nine month year-to-date periods of fiscal 2016 and 2015, respectively. These capitalized interest costs will be amortized over the related assets’ useful lives.

Interest Income

Interest income decreased in the third quarter and the nine month year-to-date period of fiscal 2016 compared with the same periods a year ago. This trend reflects higher cash and cash equivalent and short-term investment balances held in U.S. dollar denominated account balances during fiscal 2016 compared with fiscal 2015. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances earn lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries. During fiscal 2016, we implemented a strategy of substantially reducing the amount of cash we hold in Chinese Yuan Renminbi. Although this action has resulted in lower interest income as compared to last year, the strategy has mitigated our foreign currency exchange rate exposure in China. See discussion in “Other Expense” below.

Other Expense

The decrease in other expense for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 resulted from our ability to better mitigate the effects of foreign currency exchange rate fluctuations associated with our operations located in China. This was achieved by transferring the amount of cash held in Chinese Yuan Renminbi to U.S. dollars as noted above. As a result, we were able to mitigate the effects of foreign currency exchange rate fluctuations associated with our China operations by acheiving a balance of assets and liabilities denominated in Chinese Yuan Renminbi. Our operations located in China reported a foreign exchange gain of $48,000 for the third quarter of fiscal 2016 compared with a foreign exchange loss of $136,000 for the same period a year ago.

Other expenses remained flat for the nine month year-to-date period of fiscal 2016 compared with the same period a year ago. This result reflects our ability to mitigate the effects of foreign currency exchange rate fluctuations associated with our subsidiaries domiciled in Canada and China through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $7.4 million, or 35.7% of income before income tax expense, for the nine month period ended January 31, 2016, compared to income tax expense of $6.1 million or 37.6% of income before income tax expense, for the nine month period ended February 1, 2015. Our effective income tax rates for the nine month periods ended January 31, 2016 and February 1, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015
federal income tax rate	34.0%	34.0%
foreign tax rate differential	(6.6)	(6.0)
undistributed earnings from foreign subsidiaries	1.4	4.1
increase in liability for uncertain tax positions	2.9	3.5
tax effects of Chinese foreign exchange gains	3.5	0.2
other	0.5	1.8
	35.7%	37.6%

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 31, 2016, we recorded a partial valuation allowance of $874,000, of which $498,000 pertained to certain U.S. state net operating loss carryforwards and credits and $376,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at February 1, 2015, we recorded a partial valuation allowance of $1.0 million, of which $596,000 pertained to certain U.S. state net operating loss carryforwards and credits and $400,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 31, 2016, February 1, 2015, and May 3, 2015, respectively.

The recorded valuation allowance of $874,000 at January 31, 2016, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of January 31, 2016, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At January 31, 2016, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $3.3 million, which included U.S. income and foreign withholding taxes totaling $37.3 million, offset by U.S. foreign income tax credits of $34.0 million. At February 1, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $32.1 million, offset by U.S. foreign income tax credits of $29.7 million. At May 3, 2015, the net deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

We had accumulated earnings from our foreign subsidiaries totaling $100.9 million, $82.4 million, and $85.2 million at January 31, 2016, February 1, 2015, and May 3, 2015, respectively.

Overall

At January 31, 2016, our non-current deferred tax asset of $4.3 million represents $3.5 million and $773,000 from our operations located in the U.S. and China, respectively. At February 1, 2015, our non-current deferred tax asset of $5.0 million represents $4.2 million and $776,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, our non-current deferred tax asset of $5.2 million represents $4.3 million and $868,000 from our operations located in the U.S. and China, respectively.

Our non-current deferred tax liability balances of $1.2 million, $927,000, and $982,000 at January 31, 2016, February 1, 2015, and May 3, 2015, respectively, pertain to our operations located in Canada.

Uncertainty In Income Taxes

At January 31, 2016, we had a $13.2 million total gross unrecognized tax benefit, of which $3.5 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future periods. At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2015, we had a $14.1 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefit that, if recognized, would favorably affect the income tax rate in future period.

At January 31, 2016, we had a $13.2 million total gross unrecognized tax benefit, of which $9.7 million and $3.5 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $10.3 million and $3.6 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefit, of which $10.3 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will decrease by approximately $120,000 for fiscal 2016. This decrease primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

We reported income tax expense of $7.4 million and $6.1 million for the nine month periods ending January 31, 2016, and February 1, 2015, respectively. Currently, we are not paying income taxes in the United States, nor do we expect to for a few more years, due to our loss carryforwards that totaled $33.3 million as of May 3, 2015. As a result, we had income tax payments of $4.9 million and $3.0 million for the nine month periods ending January 31, 2016 and February 1, 2015, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $36.0 million at January 31, 2016, cash flow from operations, and the current availability under our revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured senior term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

On March 10, 2016, we amended our Credit Agreement with Wells Fargo to increase our borrowing capacity from $10 million to $30 million. The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	January 31,	May 3,
(dollars in thousands)	2016	2015
Cayman Islands	$20,077	$8,591
Canada	6,570	12,511
China	6,479	14,630
United States	2,846	3,977
Poland	-	20
	$35,972	$39,729

At January 31, 2016, our cash and cash equivalents and short-term investments totaled $36.0 million compared with $39.7 million at May 3, 2015. This decrease was primarily due to capital expenditures mostly associated with our mattress fabric segment of $7.7 million, dividend payments of $7.3 million, repurchases of our common stock of $2.4 million, a long-term debt payment of $2.2 million, and long-term investment purchases of $1.3 million  associated with our Rabbi Trust. This spending was partially offset by net cash provided by operating activities of $15.9 million.

Our net cash provided by operating activities was $15.9 million for the nine months ending January 31, 2016, a decrease of $4.8 million compared with $20.7 million for the nine months ending February 1, 2015. This decrease reflects an increase in inventory purchases, as well as higher annual bonus payments made in fiscal 2016 compared with those made in fiscal 2015. This spending was partially offset by cash flow from earnings and improved cash collections in fiscal 2016 compared with fiscal 2015.

We have had a significant shift in cash and cash equivalents and short-term investments held in China and the Cayman Islands. During the third quarter of fiscal 2016, we distributed earnings and profits totaling $13.6 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. This shift is primarily due to our strategy of ultimately repatriating earnings and profits from our subsidiaries located in China to the U.S. and mitigating our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By reducing the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yuan Renminbi, and therefore mitigate the risk against foreign currency exchange rate fluctuations in China. In addition, by transferring earnings and profits from China to the Cayman Islands, it provides increased flexibility to repatriate these earnings and profits to the U.S. for various strategic purposes.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On March 1, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.07 per share. This payment will be made on or about April 15, 2016, to shareholders of record as of April 1, 2016.

During the nine months ended January 31, 2016, dividend payments totaled $7.3 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.3 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

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

During the nine months ended January 31, 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which were purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At January 31, 2016, we had $1.9 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at January 31, 2016, were $26.8 million, a decrease of $4.0 million, or 13%, compared with $30.8 million at February 1, 2015. This decrease is primarily due to lower net sales and improved cash collections with customers associated with both our business segments in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Days’ sales outstanding were 31 days for the third quarter of fiscal 2016 compared with 34 days for the third quarter of fiscal 2015.

Inventories as of January 31, 2016, were $48.5 million, an increase of $10.5 million, or 28%, compared with $38.0 million at February 1, 2015. This increase is primarily due to customers requiring us to hold higher inventory levels of key products. Inventory turns were 5.1 for the third quarter of fiscal 2016 compared with 7.0 for the third quarter of fiscal 2015.

Accounts payable-trade as of January 31, 2016, were $25.6 million, a decrease of $3.0 million, or 11%, compared with $28.6 million at February 1, 2015.  This decrease is primarily due to the timing of payments to suppliers associated with operations located in China as a result of the Chinese New Year holiday.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $49.3 million at January 31, 2016, compared with $39.4 million at February 1, 2015. Operating working capital turnover was 7.2 during the third quarter of fiscal 2016, compared with 7.5 during the third quarter of fiscal 2015.

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

Revolving Credit Agreement – United States

As of May 3, 2015, we had an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for an unsecured revolving loan commitment of $10 million to be used to finance working capital and general corporate purposes. Interest is charged at a rate (applicable interest rate of 1.93%, 1.77%, and 1.78% at January 31, 2016, February 1, 2015, and May 3, 2015, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire on August 31, 2015.

Effective July 10, 2015, we amended our Credit Agreement to extend the expiration date to August 31, 2017, and maintain an annual capital expenditure limit of $12 million.

We entered into a Second Amendment to our Credit Agreement dated March 10, 2016, which amends our Credit Agreement with Wells Fargo Bank, National Association.  The terms of the Second Amendment include, among other things, provisions that (i) increase our line of credit under the Credit Agreement to $30 million, (ii) increase the annual limit on capital expenditures by the company to $15 million, (iii) add a new financial covenant to establish a minimum level of unencumbered liquid assets, (iv) eliminate certain financial covenants, (v) amend the pricing matrix that provides for interest payable on obligations under the agreement as a variable spread over LIBOR, based upon the company's ratio of debt to EBITDA, and (vi) provide that the obligations under the Credit Agreement are to be secured by a pledge of 65% of the common stock of Culp International Holdings Ltd, our Cayman subsidiary.

The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

At January 31, 2016, February 1, 2015 and May 3, 2015 there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At January 31, 2016, February 1, 2015, and May 3, 2015, there were no borrowings outstanding under the Credit Agreement.

Revolving Credit Agreement – China

We had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to 40 million RMB (approximately $6.1 million USD at January 31, 2016), that was set to expire on February 9, 2016. This agreement had an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 31, 2016, February 1, 2015, and May 3, 2015.

On March 8, 2016, we renewed our unsecured credit agreement associated with our operations located in China. The renewal extended the agreement to March 8, 2017 and maintained the line of credit up to 40 million RMB (approximately $6.1 million USD).

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 31, 2016, the company was in compliance with these financial covenants.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $7.7 million for the nine month year-to-date period for fiscal 2016 compared with $8.2 million for the same period a year ago. Capital expenditures for the nine month year-to-date periods of fiscal 2016 and 2015 were primarily related to our mattress fabrics segment.

Depreciation expense was $4.9 million for the nine month year-to-date period of fiscal 2016 compared with $4.2 million for the same period a year ago. Depreciation expense for the nine month year-to-date periods of fiscal 2016 and 2015 primarily related to the mattress fabrics segment.

For fiscal 2016, we are projecting capital expenditures for the company as a whole to be approximately $12.0 million. Depreciation expense for the company as a whole is projected to be approximately $7.0 million in fiscal 2016. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. For fiscal 2017, our preliminary estimate for capital expenditures is in the range of $11 million to $12 million, as we continue to invest in our mattress fabrics business. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

At January 31, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2015.

Contractual Obligations

As of January 31, 2016, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2015.

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

At January 31, 2016, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 31, 2016, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 31, 2016, would not have had a significant impact on our results of operations or financial position.

ITEM 4.   CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2016, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 31, 2016. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 31, 2016. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2015 for the fiscal year ended May 3, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 2, 2015 to December 6, 2015	-	-	-	$4,256,235
December 7, 2015 to January 3, 2016	-	-	-	$4,256,235
January 4, 2016 to January 31, 2016	100,776	$23.79	100,776	$1,859,274
Total	100,776	$23.79	100,776	$1,859,274

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5.  Other Information

We entered into a Second Amendment to our Credit Agreement dated March 10, 2016, which amends our Credit Agreement with Wells Fargo Bank, National Association.  The terms of the Second Amendment include, among other things, provisions that (i) increase our line of credit under the Credit Agreement to $30 million, (ii) increase the annual limit on capital expenditures by the company to $15 million, (iii) add a new financial covenant to establish a minimum level of unencumbered liquid assets, (iv) eliminate certain financial covenants, (v) amend the pricing matrix that provides for interest payable on obligations under the agreement as a variable spread over LIBOR, based upon the company's ratio of debt to EBITDA, and (vi) provide that the obligations under the Credit Agreement are to be secured by a pledge of 65% of the common stock of Culp International Holdings Ltd, our Cayman subsidiary. This description of the Second Amendment is qualified in its entirety by reference to the terms of the Second Amendment, a copy of which is filed as Exhibit 10.1 hereto.

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

10.1	Second Amendment to the Credit Agreement dated as of March 10, 2016, by and between Culp, Inc and Wells Fargo. N.A.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 11, 2016	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Second Amendment to the Credit Agreement dated as of March 10, 2016, by and between Culp, Inc. and Wells Fargo, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document