Form 10-K
period 2016-05-01
CULP INC
filed 2016-07-15
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2016

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

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☒

As of May 1, 2016, 12,265,489 shares of common stock were outstanding.  As of November 1, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $323,277,203 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 21, 2016 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT
TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements whether as a result of new information, future events or otherwise. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “depend” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, capital expenditures, income taxes, SG&A or other expenses, earnings, cash flow, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, driving up our operating costs and putting downward pressure on our profits. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

PART 1

ITEM 1. BUSINESS

Overview

Culp, Inc. manufacturers, sources, and markets mattress fabrics and sewn covers for mattresses, foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in the production of upholstered furniture. The company competes in a fashion-driven business, and we strive to differentiate ourselves by placing sustained focus on product innovation and creativity along with excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. We have two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, and sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds and office seating.

Culp markets a variety of fabrics in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. We had thirteen active manufacturing plants and distribution facilities as of the end of fiscal 2016, located in North and South Carolina; Quebec, Canada; and Shanghai, China. We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics produced specifically for Culp and created by Culp designers. We operate distribution centers in North Carolina and Shanghai, China, to facilitate distribution of our products. Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is due primarily to the upholstery fabrics segment, where 91% of our sales now consist of fabrics produced in Asia.

Total net sales in fiscal 2016 were $312.9 million. The mattress fabrics segment had net sales of $186.4 million (60% of total net sales), while the upholstery fabrics segment had net sales of $126.4 million (40% of total net sales).

During fiscal 2016, both segments continued to build upon strategic initiatives and structural changes that were implemented over the last several years. The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and the introduction of new designs to keep current with industry trends and differentiate our products. This approach has helped us drive continued sales growth, with fiscal 2016 representing our seventh consecutive year of higher net sales.

Industry strength and demand for our products has improved during the past several years, with a stronger recovery in the bedding industry than in the upholstered furniture business. During the same period, we have experienced positive responses from customers to our innovative designs and new product introductions during these years, with improved profitability. Sales and operating income in mattress fabrics increased 4% and 22%, respectively, during fiscal 2016. Net sales for upholstery fabrics were slightly lower in fiscal 2016. but our operating income showed significant improvement due to a more profitable product mix. Both business segments experienced lower raw material costs and lower operating expenses due to more favorable foreign currency exchange rates. An increasing percentage of our sales are now based on new product introductions. For the company as a whole, pre-tax income for fiscal 2016 was $27.9 million, the highest level in company history, exceeding the record level of the previous year.

The mattress fabrics segment has made strategic investments in capital projects and expansion initiatives in recent years. Investments have been targeted at expanding capacity, continuing improvements in service capabilities, maintaining a flexible approach to fabric sourcing, and dealing with challenging industry conditions. The mattress fabrics segment has also expanded its design capabilities with additional personnel and product software to enhance innovation. During fiscal 2013, this segment announced a joint marketing agreement to market sewn mattress covers, which involved the establishment of a new production facility. In fiscal 2014, we completed an asset purchase and related consulting agreement that provided for, among other things, the purchase of equipment and certain other assets and the restructuring of prior consulting and non-compete agreements. These initiatives have allowed for further expansion of our mattress fabrics business.

Our upholstery fabrics segment underwent major changes over the past decade, transforming from a primarily U.S.-based manufacturing operation with large amounts of fixed assets, to a more flexible variable cost model, with most fabrics sourced in Asia. At the same time, we have maintained control over the key components of fabric production such as design, finishing, quality control, and distribution. These changes involved a multi-year restructuring process that ended in fiscal 2009, during which time our upholstery fabric sales declined considerably. This multi-year trend of declining upholstery revenues and profits has reversed, with sales and income for this segment well above the levels reached during the Great Recession, and pre-tax income establishing a new record in fiscal 2016. Since the end of our multi-year restructuring, we have focused on product innovation and marketing, including the exploration of new markets.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2016		Fiscal 2015		Fiscal 2014
Mattress Fabrics	$186.4	(60%)	$179.7	(58%)	$160.7	(56%)
Upholstery Fabrics
Non-U.S.-Produced	$115.2	(37%)	$119.1	(38%)	$116.0	(40%)
U.S.-Produced	11.2	(3%)	11.3	(4%)	10.5	(4%)
Total Upholstery	$126.4	(40%)	$130.4	(42%)	$126.5	(44%)
Total company	$312.9	(100%)	$310.2	(100%)	$287.2	(100%)

Additional financial information about our operating segments can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabric and mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. One Stokesdale plant and the St. Jerome plant both manufacture and finish jacquard (damask) fabric. The main Stokesdale plant also finishes knitted fabric and houses the division offices and finished goods distribution capabilities, while the High Point and St. Jerome facilities house our knitted mattress fabrics manufacturing operations. During fiscal 2013, the mattress fabrics division established a second plant in Stokesdale to produce cut and sewn mattress covers, a growing product category that is used primarily by producers of specialty (non-innerspring) bedding. We have also maintained flexibility in our supply of the major categories of mattress fabrics and some sewn covers, with sourcing capacity located in Turkey and China. Most of our woven jacquard and knitted fabrics can be produced in multiple facilities (internal or external to the company), providing us with mirrored, reactive capacity involving state of the art capabilities across plant facilities.

Culp Home Fashions had capital expenditures during the past ten years totaling approximately $56 million, which primarily provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and an improved platform for warehousing and distribution. In order to maintain our leading edge technology and support modernization and expansion projects, we significantly increased our capital investments in the mattress fabrics segment during fiscal 2015 and 2016.

Asset acquisition transactions in fiscal 2009 and fiscal 2014 allowed us to enhance and secure our competitive position and to increase our mattress fabrics business. Taken together, the two transactions allowed us to secure our supply for knitted mattress fabrics, an important and growing product category, while also gaining control of product development and enhancing customer service. The transactions also involved consulting and non-compete agreements that enhanced our mattress fabrics product development and helped to secure our end markets. In addition to these transactions, we have continued to make further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

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

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, piece-dyed woven products, and polyurethane “leather look” fabrics. This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China. We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China. In the past fiscal year, sales of non-U.S. produced upholstery accounted for approximately 91% of our upholstery fabric sales. Our China facilities near Shanghai include fabric sourcing, finishing, warehousing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers. Important recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills. We also have expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market. The U.S. facility in South Carolina produces a variety of woven upholstery fabrics, including velvets and certain decorative fabrics.

During fiscal 2015 we closed our distribution warehouse in Poland that had been established to support sales in Europe. We are currently reviewing the company’s best long-term strategy for marketing upholstery fabrics in Europe.

Our upholstery fabrics business has moved from one that relied on a large fixed capital base that was difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and style preferences. At the same time, we have maintained control of the most important “value-added” aspects of our business, such as design, finishing, quality control, and logistics. This strategic approach has allowed us to limit our investment of capital in fixed assets and control the costs of our products, while continuing to leverage our design and finishing expertise, industry knowledge, and important relationships.

Our upholstery fabrics sales decreased slightly in fiscal 2016 after six consecutive years of growth, while operating income for this segment increased strongly during the year. We believe the positive trends in sales and profits for the upholstery fabrics segment are due primarily to implementation of a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand. Success in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

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

A key trend driving the bedding industry is increased awareness among consumers about the health benefits of better sleep, which has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding. Another important trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor. Mattress fabric design efforts are based on current trends in home decor and fashion. Another trend has been the growth in non-traditional sources for retail mattress sales such as internet sales and wholesale warehouse clubs. These sales channels have the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity. Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 56% to 60% of our total net sales in each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 40% to 44% of our sales for each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $10.00 per yard.

Culp Product Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture. The following table indicates the product lines within each segment, and a brief description of their characteristics.

Mattress Fabrics

Woven jacquards	Various patterns and intricate designs. Woven on complex looms using a variety of synthetic and natural yarns.

Converted	Suedes, pile and embroidered fabrics, and other specialty type products are sourced to offer diversity for higher end mattresses.

Knitted fabric	Various patterns and intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns. Knitted mattress fabrics have inherent stretching properties and spongy softness, which conforms well with layered foam packages.

Sewn mattress covers	Covers for bedding (primarily non-inner spring), sewn from knitted, jacquard and other mattress fabrics produced by our facilities or sourced from others.

Upholstery Fabrics

Woven jacquards	Elaborate, complex designs such as florals and tapestries in traditional, transitional, and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.

Woven dobbies	Fabrics that use straight lines to produce geometric designs such as plaids, stripes, and solids in traditional and country styles. Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.

Velvets	Soft fabrics with a plush feel. Woven or knitted in basic designs, using synthetic yarns which are yarn dyed or piece dyed.

Suedes	Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding. The fabrics are typically plain or small jacquard designs, with some being printed. These are sometimes referred to as microdenier suedes.

Faux leathers	Sueded or knitted base cloths which are overprinted with polyurethane, and composite products consisting of a base fabric which is coated with a top layer of polyurethane, which simulate the look and feel of leather.

Cut and sewn kits	Covers made from various types of upholstery fabrics and cut and sewn to specifications of furniture manufacturing customers for use on specific furniture frames.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in Stokesdale, North Carolina, and one each in High Point, North Carolina, and St. Jerome, Quebec, Canada. Over the past ten fiscal years, we made capital expenditures of approximately $56 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity in each of these facilities. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Jacquard mattress fabrics and knitted fabrics are produced at the St. Jerome plant, with further jacquard capacity at our main Stokesdale facility and knitting capacity at our High Point facility. Most finishing and inspection processes for mattress fabrics are conducted at the main Stokesdale plant. We have a joint marketing arrangement with a producer of sewn mattress covers for bedding. This arrangement includes an additional manufacturing facility in Stokesdale to produce and market sewn mattress covers.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers. A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp. We are also sourcing some Culp-designed knitted fabrics using our Culp China platform, and we are also sourcing certain converted fabric products (such as suedes, pile fabrics and embroidered fabrics) through our China platform.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as microdenier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. We source unfinished and finished fabrics, as well as a portion of our cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers. We also source a portion of our yarns for our U.S. operation through our China facilities. The remainder of our yarn is obtained from other suppliers around the world.

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

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. Price point delineation is accomplished through fabric quality as well as variation in design. Additionally, consumers are drawn to the mattress that is most visually appealing when walking into a retail showroom. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

Mattress fabric designs are not routinely introduced on a scheduled season. Designs are typically introduced upon the request of the customer as they plan introduction to their retailers. Additionally, we work closely with our customers on new design offerings around the major furniture markets such as Las Vegas, Nevada, and High Point, North Carolina.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) with a focus on value in designing body cloths, while promoting style leadership with pillow fabrics and color. Our design staff travels regularly to international trade and design shows to maintain familiarity with current design and fashion trends. The team searches continually for new ideas and for the best sources of raw materials, yarns, and fabrics, utilizing a supply network located mostly in China. Using these design elements, they develop product offerings using ideas and materials that take both fashion trends and cost considerations into account to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.

Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December). In recent years, we have become more aggressive in registering copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

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

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. In addition to “make to order” distribution, an inventory of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” Beginning in fiscal 2010 and continuing through fiscal 2016, market share opportunities have been expanded through strategic selling partnerships.

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

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures. This segment purchases synthetic yarns (polyester, acrylic, rayon, and polypropylene), acrylic staple fiber, latex adhesives, dyes, and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. During fiscal 2015 and 2016, our profitability was aided by lower raw material prices due to lower oil prices.

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

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers. We believe our principal mattress fabric competitors are BekaertDeslee Textiles, Global Textile Alliance, and several smaller companies producing knitted and other fabric.

Upholstery Fabrics Segment

In the upholstery fabrics market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of “converters” of fabrics (companies who buy and re-sell, but do not manufacture fabrics). We believe our principal upholstery fabric competitors are Dorell Fabrics Co., Merrimack Fabrics, Morgan Fabrics, Richloom Fabrics and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

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

The U.S. Congress is considering legislation to address climate change that is intended to reduce overall greenhouse gas emissions, including carbon dioxide. In addition, the U.S. Environmental Protection Agency has made a determination that greenhouse gas emissions may be a threat to human health and the environment. International agreements may also result in new regulations on greenhouse gas emissions. It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation. However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation, and electricity. It is difficult to predict the extent to which any new rules or regulations would affect our business, but we would expect the effect on our operations to be similar to that for other manufacturers, particularly those in our industry.

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

Employees

As of May 1, 2016, we had 1,217 employees, compared with 1,188 at the end of fiscal 2015. Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 14% of the company’s workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2017. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Mattress Fabrics Segment	682	631	592	577	492
Upholstery Fabrics Segment
United States	134	129	129	121	113
Poland	-	-	4	5	8
China	397	424	438	464	497
Total Upholstery Fabrics Segment	531	553	571	590	618
Unallocated corporate	4	4	4	4	4
Total	1,217	1,188	1,167	1,171	1,114

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta- Simmons Bedding (SSB), Tempur + Sealy International (TSI), and Corsicana Bedding. Our two largest customers in the mattress fabrics segment are (1) Serta Simmons Holdings, LLC, accounting for approximately 23% of the company’s overall sales in fiscal 2016, and (2) Tempur + Sealy International, Inc., accounting for approximately 11% of our overall sales in fiscal 2016. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Heritage Home Group (Broyhill and Lane), Jackson Furniture, Jonathan Louis, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion. Major customers for the company’s fabrics for commercial furniture include HON Industries. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for 13% of the company’s consolidated sales in fiscal 2016.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2016		Fiscal 2015		Fiscal 2014

United States	$244,930	78.3%	$242,833	78.3%	$232,078	80.8%
North America	$31,667	10.1%	$30,758	10.0%	$15,556	5.4%
(Excluding USA)(1)
Far East and Asia(2)	31,927	10.2%	31,855	10.3%	33,487	11.7%
All other areas	4,336	1.4%	4,720	1.4%	6,041	2.1%
Subtotal (International)	$67,930	21.7%	$67,333	21.7%	$55,084	19.2%
Total	$312,860	100%	$310,166	100%	$287,162	100%

(1) Of this amount, $24.2 million are attributable to shipments to Mexico in fiscal 2016, with corresponding amounts of $24.1 million in fiscal 2015 and $9.3 million in fiscal 2014.

(2) Of this amount, $23.1 million are attributable to shipments to China in fiscal 2016, with corresponding amounts of $26.5 million in fiscal 2015 and $32.2 million in fiscal 2014.

Sales are attributed to individual countries based upon the location that the company ships its products for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 16 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On May 1, 2016, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 6, 2016, was $8.4 million, all of which are expected to be filled early during fiscal 2017, as compared to $9.4 million as of the end of fiscal 2015 (for confirmed shipping dates prior to June 7, 2015).

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties. In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may materially adversely affect our business, financial condition or results of operations in future periods.

Continued economic uncertainty could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy. Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products. Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decrease in our sales and earnings. Economic uncertainty has caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products. If these conditions persist, our business will be negatively affected.

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

We rely significantly on operations in distant locations, particularly China, and in addition we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced. These changes have caused us to rely on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

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

The company has long-lived assets, primarily consist of property, plant and equipment, and goodwill, and to a lesser extent other intangible assets. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill and other intangible assets be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Although no material write-downs were experienced in the past several fiscal years, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings. Although our raw material costs were lower during our most recent fiscal years, higher raw material prices could have a negative effect on our profits in the future.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 23% of consolidated net sales, and Tempur Sealy International, Inc. accounting for approximately 11% of consolidated net sales, in fiscal 2016. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2016, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in High Point, North Carolina. As of the end of fiscal 2016, we leased our corporate headquarters and owned or leased thirteen manufacturing and distribution facilities. The following is a list of our principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease

● Administrative:
High Point, North Carolina (1)	Upholstery fabric division offices and corporate headquarters	29,812	2025

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing, distribution, and division offices	293,958	Owned
Stokesdale, North Carolina	Warehouse	56,950	2017
High Point, North Carolina (1)	Manufacturing	63,522	2023
High Point, North Carolina	Warehouse and offices	65,886	2017
Summerfield, North Carolina	Manufacturing	39,320	2017
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

● Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina (2)	Finished goods distribution	132,000	-
Shanghai, China	Manufacturing and offices	68,677	2018
Shanghai, China	Manufacturing and offices	89,857	2018
Shanghai, China	Manufacturing and warehousing	89,861	2017
Shanghai, China	Warehouse and offices	64,583	2017
Shanghai, China	Warehouse	48,610	2018

(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.

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
PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 30170
College Station, TX 77842
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI. As of May 1, 2016, Culp, Inc. had approximately 3,120 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Stifel Financial Corp - John A. Baugh, CFA

Stonegate Capital Partners, Inc. - Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 to March 6, 2016	-	$ -	-	$1,859,274
March 7, 2016 to April 3, 2016	-	$ -	-	$1,859,274
April 4, 2016 to May 1, 2016	-	$ -	-	$1,859,274
Total	-	$ -	-	$1,859,274

(1)
On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During fiscal 2016, we purchased 100,776 shares of common stock at a cost of $2.4 million, all of which were purchased during the third quarter. At May 1, 2016, we had $1.9 million available for additional repurchases of common stock pursuant to the authorization by our board of directors dated February 25, 2014. On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividend payments are payable on July 15, 2016, to shareholders of record as of July 1, 2016.

During fiscal 2016, dividend payments totaled $8.1 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $3.1 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During fiscal 2014, we paid regular quarterly cash dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2016, 2015, or 2014.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 1, 2016 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of eight companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2011 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2016	2015	2014	2013	2012	2016/2015
INCOME STATEMENT DATA
net sales	$312,860	310,166	287,162	268,814	254,443	0.9%
cost of sales	247,749	254,599	238,256	219,284	214,711	-2.7%
gross profit	65,111	55,567	48,906	49,530	39,732	17.2%
selling, general, and administrative expenses	36,773	32,778	28,657	28,445	25,026	12.2%
income from operations	28,338	22,789	20,249	21,085	14,706	24.3%
interest expense	-	64	427	632	780	-100.0%
interest income	(176)	(622)	(482)	(419)	(508)	-71.7%
other expense	616	391	1,261	583	236	57.5%
income before income taxes	27,898	22,956	19,043	20,289	14,198	21.5%
income taxes	10,963	7,885	1,596	1,972	902	39.0%
net income	$16,935	15,071	17,447	18,317	13,296	12.4%
depreciation	$6,671	5,773	5,312	5,115	4,865	15.6%
weighted average shares outstanding	12,302	12,217	12,177	12,235	12,711	0.7%
weighted average shares outstanding, assuming dilution	12,475	12,422	12,414	12,450	12,866	0.4%
PER SHARE DATA
net income per share - basic	$1.38	1.23	1.43	1.50	1.05	11.6%
net income per share - diluted	1.36	1.21	1.41	1.47	1.03	11.9%

dividends per share	$0.66	0.62	0.18	0.62	-	6.5%

book value	$10.50	9.77	9.12	7.82	7.00	7.5%
BALANCE SHEET DATA
operating working capital (4)	$45,794	41,829	41,120	39,228	30,596	9.5%
property, plant and equipment, net	39,973	36,078	31,376	30,594	31,279	10.8%
total assets	175,142	171,300	160,935	142,779	144,721	2.2%
capital expenditures	10,708	11,174	5,310	4,457	5,919	-4.2%
dividends paid	8,140	7,579	2,204	7,593	-	7.4%
long-term debt, current maturities of long-term debt and line of credit	-	2,200	4,986	7,161	10,012	-100.0%
shareholders' equity	128,812	119,427	111,744	95,583	89,000	7.9%
capital employed (3)	90,357	83,225	80,038	74,747	69,630	8.6%
RATIOS & OTHER DATA
gross profit margin	20.8%	17.9%	17.0%	18.4%	15.6%
operating income margin	9.1%	7.3%	7.1%	7.8%	5.8%
net income margin	5.4%	4.9%	6.1%	6.8%	5.2%
effective income tax rate	39.3%	34.3%	8.4%	9.7%	6.4%
debt to total capital employed ratio (1) (3)	0.0%	2.6%	6.2%	9.6%	14.4%
operating working capital turnover (4)	7.0	7.7	7.0	7.4	8.9
days sales in receivables	27	34	35	32	36
inventory turnover	5.6	6.1	6.0	5.9	6.6
STOCK DATA
stock price
high	$35.23	29.19	21.10	18.15	11.81
low	22.72	16.60	14.93	9.00	7.05
close	26.24	26.02	18.61	16.25	11.05
P/E ratio (2)
high	26	24	15	12	11
low	17	14	11	6	7
daily average trading volume (shares)	67.3	38.6	27.5	40.9	30.6

(1)	Debt includes long-term and current maturities of long-term debt and line of credit.

(2)	P/E ratios based on trailing 12-month diluted net income per share.

(3)	Capital employed does not include cash and cash equivalents, short-term investments, long-term investments, current maturities of long-term debt, long-term debt, line of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2016 and 2014 each included 52 weeks. Fiscal 2015 included 53 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	Change
Net sales	$312,860	$310,166	0.9%
Gross profit	65,111	55,567	17.2%
Gross profit margin	20.8%	17.9%	290	bp
SG&A expenses	36,773	32,778	12.2%
Income from operations	28,338	22,789	24.3%
Operating margin	9.1%	7.3%	180	bp
Income before income taxes	27,898	22,956	21.5%
Income taxes	10,963	7,885	39.0%
Net income	16,935	15,071	12.4%

Net Sales

Overall, our net sales were slightly higher in fiscal 2016 compared to a year ago. We have remained focused on our top strategic priorities of product innovation and creativity to provide a product mix that meets the demands of our customers. Our scalable and flexible manufacturing platform supports this strategy and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Our overall net sales for fiscal 2016 were also affected by the fact that fiscal 2016 contained one less week of operations compared to a year ago.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the significant improvement in our operating results for both business segments. We continued to realize the benefits of our recent capital investments in our mattress fabrics business, with increased capacity via newer and more efficient equipment, enhanced finishing capabilities, and better overall throughput. We also incurred lower raw material costs and operating expenses (primarily due to more favorable foreign currency exchange rates) in both our business segments during fiscal 2016 compared with fiscal 2015. Partially offsetting the improvement in income before income taxes was the increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets.

Income Taxes

We recorded income tax expense of $11.0 million, or 39.3% of income before income tax expense, in fiscal 2016 compated with income tax expense of $7.9 million, or 34.3% of income before income tax expense, in fiscal 2015. This increase was primarily due to the increase in taxable foreign currency exchange gains associated with our operations located in China in fiscal 2016 compared with fiscal 2015.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At May 1, 2016, our cash and cash equivalents and short-term investments totaled $42.1 million compared with $39.7 million at May 3, 2015. This year over year increase was achieved despite spending $11.5 million on capital expenditures mostly associated with our mattress fabrics segment, $8.1 million on dividend payments, $2.4 million on common stock repurchases, $2.2 million on a long-term debt payment, and $1.6 million on long-term investment purchases associated with our Rabbi Trust. This spending was more than offset by net cash provided by operating activities of $26.8 million.

Our net cash provided by operating activities of $26.8 million was slightly higher than the same period a year ago.

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

On March 10, 2016, we amended our Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) to increase our borrowing capacity from $10 million to $30 million. The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short-term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for strategic purposes.

Dividend Program

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividend payments are payable on July 15, 2016, to shareholders of record as of July 1, 2016.

During fiscal 2016, dividend payments totaled $8.1 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $3.1 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

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

During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which were purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At May 1, 2016, we had $1.9 million available for additional repurchases of our common stock pursuant to the authorization by our board of directors dated February 25, 2014. On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.2	82.1	83.0
Gross profit	20.8	17.9	17.0
Selling, general and administrative expenses	11.7	10.6	9.9
Income from operations	9.1	7.3	7.1
Interest income, net	0.0	0.2	0.0
Other expense, net	(0.2)	(0.1)	(0.5)
Income before income taxes	8.9	7.4	6.6
Income taxes *	39.3	34.3	8.4
Net income	5.4%	4.9%	6.1%

* Calculated as a percentage of income before income taxes.

2016 compared with 2015

Segment Analysis
Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	Change
Net sales	$186,419	$179,739	3.7%
Gross profit	38,718	32,877	17.8%
Gross profit margin	20.8%	18.3%	250	bp
SG&A expenses	12,223	11,206	9.1%
Income from operations	26,496	21,671	22.3%
Operating margin	14.2%	12.1%	210	bp

Net Sales

Our steady sales growth this fiscal year, outperformed overall industry trends. Our focus on design and innovation has allowed us to create a diversified product mix of mattress fabrics and sewn covers across most price points. We also achieved significant progress this year in our mattress cover business. This has allowed us to reach new customers and additional market segments, especially the internet bedding space. Our scalable manufacturing platform and reactive capacity supports our ability to deliver a diverse product mix in line with customer demand.

Our mattress fabric net sales also were affected somewhat by increased customer pricing pressures and the fact that fiscal 2016 contained one less week of operations compared with fiscal 2015.

Gross Profit and Operating Income

Our increases in gross profit and operating income reflect the benefits of our capital investments that were placed into service in the last half of fiscal 2015, which include increased production capacity via newer and more efficient equipment, enhanced finishing capabilities, and improved overall efficiency and throughput. During the last half of fiscal 2016, we completed the first phase of our expansion project at our facility located in Canada, which primarily included the installation of additional new equipment and other technological improvements to our manufacturing platform. In early fiscal 2017, we will commence the second phase of our expansion project, which includes additional equipment, finishing capabilities, and a new distribution platform that we expect will improve our service to customers located in Canada. Also, we have already commenced work on additional expansion projects associated with our facilities located in North Carolina, which will add more capacity, expand our design facilities, and enhance our distribution capabilities.

The increases in our gross profit and operating income for this segment were also due to lower raw material costs and lower operating expenses due to more favorable exchange rates in Canada.

Partially offsetting the improvement in operating income was an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre- established performance targets. Also, the improvement in operating income was somewhat affected by increased customer pricing pressures as noted above.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non- compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	May 1, 2016	May 3, 2015	% Change
Accounts receivable and inventory	$43,472	$41,328	5.2%
Property, plant & equipment	37,480	33,773	11.0%
Goodwill	11,462	11,462	0.0%
Non-compete agreement	903	979	(7.8)%
Customer Relationships	715	766	(6.7)%

Accounts Receivable & Inventory

The increase in accounts receivable and inventory are due to an increase in inventory of $4.6 million, as a result of customers requiring us to hold higher inventory levels of key products. This was partially offset by a decrease in accounts receivable of $2.5 million due to improved cash collections in the fourth quarter of fiscal 2016 compared with the fourth quarter fiscal 2015.

Property, Plant & Equipment

The $37.5 million at May 1, 2016, represents property, plant and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represents property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment is due to the capital expansion projects noted above, offset by depreciation expense.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at May 1, 2016, are primarily due to amortization expense in fiscal 2016.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 1, 2016		May 3, 2015		% Change
Non U.S. Produced	$115,167	91%	$119,177	92%	(3.4)%
U.S Produced	11,274	9%	11,250	8%	0.2%
Total	$126,441	100%	$130,427	100%	(3.1)%

Our decrease in net sales reflects softer retail demand for home furnishings and our strategy to enhance both our customer and product mix to improve our profitability. Our upholstery fabric net sales were also affected by the fact that fiscal 2016 contained one less week of operations compared with the same period a year ago and by the closure of our finished goods warehouse and distribution facility located in Poland during the third quarter of fiscal 2015.

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

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	Change
Gross profit	$26,393	$22,690	16.3%
Gross profit margin	20.9%	17.4%	350	bp
SG&A expenses	15,094	14,562	3.7%
Income from operations	11,298	8,128	39.0%
Operating margin	8.9%	6.2%	270	bp

The increases in this segment's gross profit and operating income reflect the benefits of our strategic focus on product innovation and sales diversification. The benefits include an enhanced product mix that has resulted in greater operating efficiency and capacity utilization. We also experienced lower raw material costs and operating expenses due to more favorable foreign exchange rates in China.

Partially offsetting the improvement in income from operations was an increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre- established performance targets, and some pricing pressures from key customers.

Also, our profitability was affected by non-recurring charges of approximately $200,000 during the second quarter of fiscal 2015 related to the closure of our Culp Europe operation. No corresponding charge was recorded in fiscal 2016.

Culp Europe

At the end of the third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. Currently, we remain very interested in developing business in Europe, and we are assessing the best strategy for selling upholstery fabric into this market as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	May 1, 2016	May 3, 2015	% Change
Accounts receivable and inventory	$26,540	$29,905	(11.3)%
Property, plant & equipment	1,564	1,467	6.6%

Accounts Receivable & Inventory

The decrease in accounts receivable and inventory are primarily due to a decrease in this segment's accounts receivable as a result of lower net sales and improved cash collections in the fourth quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.

Property, Plant & Equipment

The $1.6 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $893,000 and located in China of $671,000. The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848,000 and located in China of $619,000.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	% Change
SG&A expenses	$36,773	$32,778	12.2%
Interest expense	-	64	(100.0)%
Interest income	176	622	(71.7)%
Other expense	616	391	57.5%

Selling, General and Administrative Expenses

The increase in SG&A expenses is primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2016 compared to fiscal 2015.

Interest Expense

Interest expense decreased in fiscal 2016 compared with fiscal 2015. This trend primarily reflects lower outstanding balances of long-term debt and interest costs that were capitalized in connection with our capital investments associated with our mattress fabrics segment. Interest costs charged to operations and incurred on our long-term debt and lines of credit were $58,000 and $235,000 for fiscal 2016 and 2015, respectively. Interest costs charged to operations were reduced by $58,000 and $171,000 for capitalized interest costs for fiscal 2016 and 2015, respectively. These capitalized interest costs will be amortized over the related assets' useful lives.

Interest Income

Interest income decreased in fiscal 2016 compared with fiscal 2015. This trend reflects higher cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances during fiscal 2016 compared with fiscal 2015. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances earn lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries.

During fiscal 2016, we implemented a strategy of substantially reducing the amount of cash we hold in Chinese Yuan Renminbi. Although this action resulted in lower interest income as compared to last year, the strategy has mitigated our foreign currency exchange rate exposure in China. See discussion in "Other Expense" below.

Other Expense

The increase in other expense was primarily due to foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and China. Our operations located in Canada and China reported a foreign exchange gain of $6,000 in fiscal 2016 compared to $131,000 in fiscal 2015.

Our foreign exchange gain of $6,000 in fiscal 2016 reflects our ability to mitigate the effects of foreign currency exchange rate fluctuations through the maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. As noted above, we made a concerted effort in fiscal 2016 to transfer significant amounts of cash we hold in Chinese Yuan Renminbi to accounts denominated in U.S. dollars.

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

Effective Income Tax Rate

We recorded income tax expense of $11.0 million, or 39.3% of income before income tax expense, in fiscal 2016 compared with income tax expense of $7.9 million, or 34.3% of income before income tax expense, in fiscal 2015. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015
federal income tax rate	34.0%	34.0%
tax effects of Chinese foreign exchange gains	4.4	0.3
change in valuation allowance	(1.2)	(0.2)
change in North Carolina income tax rates	0.7	-
other	1.4	0.2
	39.3%	34.3%

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction- by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at May 1, 2016 and May 3, 2015, respectively.

United States

Our partial valuation allowance against our U.S. net deferred assets totaled $518,000 and $561,000 at May 1, 2016 and May 3, 2015, respectively. These valuation allowances pertain to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. We recorded income tax benefits of $43,000 and $105,000 that reduced our valuation allowance against our U.S. net deferred tax assets in fiscal years 2016 and 2015, respectively. These income tax benefits pertain to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of the respective prior fiscal year.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start-up costs of setting up this operation and the current state of the European economy, this operation had a history of cumulative pre-tax losses.

Based on the negative evidence, as supported by our cumulative pre-tax loss history and the short carryforward period of five years imposed by the Polish government, we established a full valuation allowance against Culp Europe’s net deferred tax assets during fiscal 2013.

Our partial valuation allowance against our loss carryforwards associated with our Culp Europe operation located in Poland totaled $72,000 at May 1, 2016. Our full valuation allowance against our loss carryforwards associated with our Culp Europe operation located in Poland totaled $361,000 at May 3, 2015. These valuation allowances pertain to net operating loss carryforwards in which it is “more likely than not” that these net operating loss carryforwards would not be realized prior to their respective expiration dates.

During fiscal 2016, we recorded an income tax benefit of $289,000 for a change in estimate of the recoverability of our net loss operating carryforwards at the end of the respective prior fiscal year. During fiscal 2015, we recorded an income tax charge of $50,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more- likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.

At May 3, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $85.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Income Taxes Paid

We reported income tax expense of $11.0 million and $7.9 million in fiscal 2016 and 2015, respectively. Currently, we are not paying income taxes in the United States as we have an estimated $18.0 million in operating loss carryforwards at May 1, 2016. However, we did have income tax payments of $6.7 million in fiscal 2016 and $4.8 million in fiscal 2015. Our income tax payments are associated with our subsidiaries located in China and Canada.

2015 compared with 2014

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 3, 2015	April 27, 2014	Change
Net sales	$179,739	$160,705	11.8%
Gross profit	32,877	27,477	19.7%
Gross profit margin	18.3%	17.1%	120	bp
SG&A expenses	11,206	9,962	12.5%
Income from operations	21,671	17,515	23.7%
Operating margin	12.1%	10.9%	120	bp

Net Sales

The increase in mattress fabric net sales reflected our ability to capitalize on the growing consumer demand for better designed bedding products. In response to this demand trend, design and innovation were our top strategic priorities, which allowed us to keep pace with latest fashion trends and meet customer style preferences.

Also contributing to this increase in net sales as compared to the prior year was the fact that fiscal 2015 included 53 weeks compared to 52 weeks in fiscal 2014.

Gross Profit and Operating Income

The increases in gross profit and operating income for the mattress fabric segment reflected the increase in net sales noted above, as well as improvement in operating efficiencies as compared to the prior year. The year over year operational improvement resulted largely from the benefits of our $9.5 million capital expansion project that increased our production capacity, added finishing capabilities, and improved our overall efficiency and throughput. We also benefited from lower input costs, primarily in the second half of fiscal 2015. Another factor contributing to the increased operating profit in our mattress fabrics segment, especially in the last half of fiscal 2015, was significant operational improvement in the mattress cover business. The significant labor inefficiencies and unfavorable product mix, along with severe weather conditions, that pressured performance in the last half of fiscal 2014 did not impact the last half of fiscal 2015.

Partially offsetting this gross profit improvement was an increase in SG&A expenses in fiscal 2015 compared to fiscal 2014. The increase was primarily due to the increase in net sales noted above and higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2015 compared to fiscal 2014.

Fiscal 2014 Acquisition

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
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement is being amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships are being amortized on a straight line basis over their useful life of seventeen years. The equipment is being amortized on a straight line basis over its useful life of seven years.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non- compete agreement and customer relationships associated with an acquisition.

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

Property, Plant & Equipment

The $33.8 million at May 3, 2015, represented property, plant and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represented property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment was due to the capital expansion project noted above, offset by depreciation expense.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships were primarily due to amortization expense in fiscal 2015.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 3, 2015		April 27, 2014		% Change
Non U.S. Produced	$119,177	92%	$115,991	92%	2.7%
U.S Produced	11,250	8%	10,466	8%	7.5%
Total	$130,427	100%	$126,457	100%	3.1%

The increase in net sales for our upholstery fabrics segment reflected our strategic focus on design and product innovation. Our 100% owned China platform provided significant manufacturing flexibility to produce a diverse product mix of fabric styles and price points, which allowed us to meet changing customer demand in line with current furniture style trends. As a result, we were able to diversify our customer base, including the hospitality market and the lifestyle retail category. Additionally, we experienced higher demand for cut and sewn kits in fiscal 2015, which further supported our net sales for the year.

Also contributing to this increase in net sales as compared to the prior year was the fact that fiscal 2015 included 53 weeks compared to 52 weeks in fiscal 2014.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 3, 2015	April 27, 2014	Change
Gross profit	$22,690	$21,429	5.9%
Gross profit margin	17.4%	16.9%	50	bp
SG&A expenses	14,562	13,393	8.7%
Income from operations	8,128	8,036	1.1%
Operating margin	6.2%	6.4%	(20	)bp

Our upholstery segment’s gross profit and gross profit margin increased compared to the same period a year ago due primarily to the increase in net sales noted above and higher profit margins achieved on certain product introductions. We also benefited from lower input costs, especially in the second half of fiscal 2015. These lower input costs helped partially offset higher operational costs associated with our operations in China.

This business segment's operating income slightly increased and operating margins slightly decreased in fiscal 2015 compared to fiscal 2014. These trends were due to the increase in gross profit noted above and the increase in SG&A expenses in fiscal 2015 compared to fiscal 2014. The increase in SG&A expenses in fiscal 2015 was primarily due to the increase in net sales.

At the end of the third quarter of fiscal 2015 we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. As a result, we incurred a charge of approximately $200,000 for closing related costs during fiscal 2015. No corresponding charge was incurred in fiscal 2014.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	May 3, 2015	April 27, 2014	% Change
Accounts receivable and inventory	$29,905	$31,854	(6.1)%
Property, plant & equipment	1,467	1,573	(6.7)%

Accounts Receivable & Inventory

At May 3, 2015, accounts receivable for this segment was $11.9 million compared with $12.8 million as of April 27, 2014. This decrease was due to increased sales with customers with discounted payment terms in fiscal 2015 compared with fiscal 2014, which resulted in customers paying off receivables more quickly.

At May 3, 2015, inventory for this segment was $18.0 million compared with $19.0 million as of April 27, 2014. This decrease is primarily due to improved inventory management and the reduction of inventory associated with the closure of our Culp Europe operation located in Poland.

Property, Plant & Equipment

The $1.5 million at May 3, 2015, represented property, plant, and equipment located in the U.S. of $848,000 and located in China of $619,000. The $1.6 million at April 27, 2014, represented property, plant, and equipment located in the U.S. of $957,000, located in China of $572,000, and located in Poland of $44,000.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 3, 2015	April 27, 2014	% Change
SG&A expenses	$32,778	$28,657	14.4%
Interest expense	64	427	(850.1)%
Interest income	622	482	29.0%
Other expense	391	1,261	(690.0)%

Selling, General and Administrative Expenses

The increase in SG&A expenses was primarily due to the increase in net sales noted above and higher incentive compensation expense that reflected stronger financial results in relation to pre-established performance targets in fiscal 2015 compared to fiscal 2014.

Interest Expense

Interest expense reflected lower outstanding balances of long-term debt in fiscal 2015 compared with fiscal 2014. Also, interest expense was reduced by $171,000 for interest costs associated with the mattress fabric segment capital expansion project that were capitalized during fiscal 2015. These interest costs will be depreciated over the related assets' useful lives. No interest costs were capitalized in fiscal 2014.

Interest Income

The increase in interest income reflected higher cash and cash equivalent and short-term investment balances held with foreign subsidiaries during fiscal 2015 compared to fiscal 2014. Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earned higher interest rates as compared to funds held in the United States.

Other Expense

The decrease in other expense was primarily due to more favorable foreign currency exchange rates associated with operations located in China for fiscal 2015 compared with the same period a year ago. We recorded a foreign currency exchange gain of $241,000 in fiscal 2015 compared to a foreign currency exchange loss of $571,000 in fiscal 2014 regarding our operations located in China.

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

	2015	2014
federal income tax rate	34.0%	34.0%
tax effects of Chinese foreign exchange gains (losses)	0.3	(1.3)
change in valuation allowance	(0.2)	0.1
change in North Carolina income tax rates	-	1.8
undistributed earnings from foreign subsidiaries	-	(26.3)
other	0.2	0.1
	34.3%	8.4%

Fiscal 2014 - Discrete Event

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

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, long-term debt and line of credit payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $42.1 million at May 1, 2016, cash flow from operations, and current availability under our revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

On August 11, 2015, we paid our last annual payment of $2.2 million on our unsecured term notes, and we currently do not have any long-term debt or balances due on our revolving credit lines.

On March 10, 2016, we amended our Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) to increase our borrowing capacity from $10 million to $30 million. The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for strategic purposes.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations located in Canada and China and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
Cayman Islands	$25,762	8,591
China	8,454	14,630
Canada	6,844	12,511
United States	1,086	3,977
Poland	-	20
	$42,146	39,729

At May 1, 2016, our cash and cash equivalents and short-term investments totaled $42.1 million compared with $39.7 million at May 3, 2015.This year over year increase was achieved despite spending $11.5 million on capital expenditures mostly associated with our mattress fabrics segment, $8.1 million on dividend payments, $2.4 million on common stock repurchases, $2.2 million on a long-term debt payment, and $1.6 million on long-term investment purchases associated with our Rabbi Trust. This spending was more than offset by net cash provided by operating activities of $26.8 million.

Our net cash provided by operating activities of $26.8 million was slightly higher than the same period a year ago.

During fiscal 2016, we had a significant increase in cash and cash equivalents held in the Cayman Islands. Since April 2015 and through the end of fiscal 2016, we distributed earnings and profits totaling $28.9 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. In addition, we distributed another $10.3 million in earnings and profits from China to the Cayman Islands during the first quarter of fiscal 2017. This shift is primarily due to our strategy of ultimately repatriating earnings and profits from our subsidiaries located in China to the U.S. ($3.1 million during fiscal 2016) and mitigating our risk to foreign currency exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By reducing the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yuan Renminbi, and therefore mitigate the risk in foreign currency exchange rate fluctuations in China. In addition, transferring earnings and profits from China to the Cayman Islands will provide increased flexibility to repatriate these earnings and profits to the U.S. for various strategic purposes.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

Dividend Program

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividend payments are payable on July 15, 2016, to shareholders of record as of July 1, 2016.

During fiscal 2016, dividend payments totaled $8.1 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $3.1 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

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

During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At May 1, 2016, we had $1.9 million available for additional repurchases of our common stock pursuant to the authorization by our board of directors dated February 25, 2014. On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Working Capital

Accounts receivable at May 1, 2016, were $23.5 million, a decrease of 18% compared with $28.7 million at May 3, 2015. This decrease is primarily due to improved cash collections with customers associated with both our business segments in the fourth quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015. Days’ sales in receivables were 28 days and 33 days during the fourth quarters of fiscal 2016 and 2015, respectively.

Inventories at May 1, 2016 were $46.5 million, an increase of 9% compared with $42.5 million at May 3, 2015. This increase is mostly associated with our mattress fabrics segment and is due to customers requiring us to hold higher inventory levels of key products. Inventory turns were 5.3 and 6.4 during the fourth quarters of fiscal 2016 and 2015, respectively.

Accounts payable-trade as of May 1, 2016, was $24.0 million, a decrease of 15% compared with $28.4 million at May 3, 2015. This decrease is due to the timing of payments to suppliers in the fourth quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Operating working capital (accounts receivable and inventories, less accounts payable – trade and capital expenditures) was $45.8 million at May 1, 2016, compared with $41.8 million at May 3, 2015. Operating working capital turnover was 7.0 in fiscal 2016 compared to 7.7 in fiscal 2015.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. On August 11, 2015, we paid our last annual payment of $2.2 million and this agreement has been paid in full.

Revolving Credit Agreement –United States

At May 3, 2015, our Credit Agreement with Wells Fargo provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. Interest was charged at a rate (applicable interest rate of 1.78% at May 3, 2015) equal to the one-month LIBOR rate plus a spread based on the ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire August 31, 2015.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017 and maintain the annual capital expenditure limit of $12 million.

We entered into a Second Amendment to our Credit Agreement dated March 10, 2016. The terms of the Second Amendment include, among other things, provisions that (i) increase our line of credit under the Credit Agreement to $30 million, (ii) increase the annual limit on capital expenditures by the company to $15 million, (iii) add a new financial covenant to establish a minimum level of unencumbered liquid assets, (iv) eliminate certain financial covenants, (v) amend the pricing matrix that provides for interest payable on obligations under the agreement as a variable spread over LIBOR, based on the company’s ratio of debt to EBITDA (applicable interest rate of 1.89% at May 1, 2016), and (vi) provide that obligations under the Credit Agreement are to be secured by a pledge of 65% of the common stock of Culp International Holdings Ltd, our subsidiary located in the Cayman Islands.

The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

At May 1, 2016, and May 3, 2015, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement at May 1, 2016, and May 3, 2015.

Revolving Credit Agreement - China

At May 3, 2015, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit up to 40 million RMB and was set to expire on February 9, 2016. On March 8, 2016, we renewed this credit agreement. This renewal extended the expiration date to March 8, 2017 and maintained the existing available line of credit of 40 million RMB ($6.2 million USD). This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of May 1, 2016 and May 3, 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 1, 2016, the company was in compliance with these financial covenants.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years and thereafter (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Capital expenditures	$5,623	3,750	1,240	-	-	-	10,613
Accounts payable –
capital expenditures	224	-	-	-	-	-	224
Operating leases	2,567	1,178	405	48	18	-	4,216
Interest expense	-	-	-	-	-	-	-
Line of credit	-	-	-	-	-	-	-
Long-term debt –
principal	-	-	-	-	-	-	-
Total (1)	$8,414	4,928	1,645	48	18	-	15,053

Note: Payment Obligations by End of Each Fiscal Year

(1)   At May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $11.1 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $14.9 million in total gross unrecognized tax benefits, $6.9 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $11.5 million and $10.5 million for fiscal 2016 and 2015, respectively. These capital expenditures primarily pertained to our mattress fabrics segment. Depreciation expense was $6.7 million and $5.8 million for fiscal 2016 and 2015, respectively, and primarily pertained to our mattress fabrics segment.

For fiscal 2017, we are projecting capital expenditures for the company as a whole to approximate the $11.5 million spent in fiscal 2016. Depreciation expense for the company as a whole is projected to be $7.0 million in fiscal 2017. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by our operations.

Accounts Payable – Capital Expenditures

At May 1, 2016, we had total amounts due regarding capital expenditures totaling $224,000, which pertain to outstanding vendor invoices, none of which are financed. This amount due of $224,000 is required to be paid in full during fiscal 2017.

Purchase Commitments – Capital Expenditures

At May 1, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $10.6 million. The $10.6 million open purchase commitments include $9.3 million associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at a current estimated cost of $11.2 million. This agreement required an installment payment of $1.9 million in April 2016 and requires remaining installment payments to be made in the next three fiscal years as follows: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019- $1.2 million. Interest will be charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we are required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments, there will be 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month.

The construction of this new building is currently expected to be completed in December 2016.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.2 million, $3.8 million, and $3.5 million, in fiscal 2016, 2015, and 2014 respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $60.9 million or 19.5% of net sales, in fiscal 2016, $51.8 million or 16.7% of net sales, in fiscal 2015, and $45.4 million, or 15.8% of net sales, in fiscal 2014.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of our accounts receivable are due from residential furniture and bedding manufacturers. As of May 1, 2016, accounts receivable from furniture manufacturers totaled approximately $9.1 million, and accounts receivable from bedding manufacturers totaled approximately $14.4 million. Additionally, as of May 1, 2016, the aggregate accounts receivable balance of our ten largest customers was $12.8 million, or 55% of trade accounts receivable. No customers within the upholstery fabrics segment accounted for 10% or more of consolidated accounts receivable as of May 1, 2016. One customer within the mattress fabrics segment represented 16% of consolidated accounts receivable at May 1, 2016.

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

The reserve balance for doubtful accounts was $1.1 million and $851,000 at May 1, 2016, and May 3, 2015, respectively.

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

The reserve for inventory markdowns was $3.1 million and $2.6 million at May 1, 2016, and May 3, 2015, respectively.

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

The company’s goodwill of $11.5 million at May 1, 2016, relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction- by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $590,000 and $922,000 million against our net deferred tax assets at May 1, 2016 and May 3, 2015, respectively. Our valuation allowance of $590,000 at May 1, 2016, represents a $518,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $72,000 against our loss carryforwards associated with our Culp Europe operation located in Poland. Our valuation allowance of $922,000 at May 3, 2015, represents a $561,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $361,000 against our loss carryforwards associated with our Culp Europe operation located in Poland.

Refer to Note 9 located in the notes to the consolidated statements for disclosures regarding our assessment of our recorded valuation allowance as of May 1, 2016 and May 3, 2015, respectively.

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than- not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.

In accordance with ASC Topic 740, we must recognize the income tax impact from an uncertain income tax position only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The income tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

At May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $11.1 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

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

Compensation expense for unvested incentive stock options and time vested stock awards are amortized on a straight-line basis over the remaining vesting periods. At May 1, 2016, there were no unvested incentive stock options or time vested restricted stock awards. Therefore, there was no unrecognized compensation cost related to these types of equity based awards at May 1, 2016. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance based restricted stock units are recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Performance goals that were previously deemed probable and were not or expected to be met, previously recognized compensation cost will be reversed. At May 1, 2016, the remaining compensation cost related to the performance based restricted stock units was $3.7 million.

We recorded $2.7 million, $786,000, and $710,000 of compensation expense within selling, general, and administrative expense for our equity based awards in fiscal 2016, 2015, and 2014, respectively.

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

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2016.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2017 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At May 1, 2016, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At May 1, 2016, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at May 1, 2016, would not have had a significant impact on our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina Corporation) and Subsidiaries (the “Company”) as of May 1, 2016 and May 3, 2015, and the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of May 1, 2016 and May 3, 2015 and the results of their operations and their cash flows for each of the three years in the period ended May 1, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 1, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 15, 2016 expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in fiscal 2016 and 2015, related to the presentation of deferred income taxes.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 15, 2016

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 1, 2016 and May 3, 2015	2016	2015
ASSETS
current assets:
cash and cash equivalents	$37,787	$29,725
short-term investments	4,359	10,004
accounts receivable, net	23,481	28,749
inventories	46,531	42,484
income taxes receivable	155	229
other current assets	2,477	2,440
total current assets	114,790	113,631

property, plant and equipment, net	39,973	36,078
goodwill	11,462	11,462
deferred income taxes	2,319	5,169
long-term investments	4,025	2,415
other assets	2,573	2,545
total assets	$175,142	$171,300

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$-	$2,200
accounts payable - trade	23,994	28,414
accounts payable - capital expenditures	224	990
accrued expenses	11,922	11,129
income taxes payable	180	325
total current liabilities	36,320	43,058

income taxes payable - long-term	3,841	3,792
deferred income taxes	1,483	982
deferred compensation	4,686	4,041
total liabilities	46,330	51,873

commitments and contingencies (notes 10 and 11)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,265,489 at
May 1, 2016 and 12,219,121 at May 3, 2015	614	611
capital contributed in excess of par value	43,795	43,159
accumulated earnings	84,547	75,752
accumulated other comprehensive loss	(144)	(95)
total shareholders' equity	128,812	119,427
total liabilities and shareholders' equity	$175,142	$171,300

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended May 1, 2016, May 3, 2015 and April 27, 2014

(dollars in thousands, except per share data)	2016	2015	2014

net sales	$312,860	$310,166	$287,162
cost of sales	247,749	254,599	238,256
gross profit	65,111	55,567	48,906

selling, general and administrative expenses	36,773	32,778	28,657
income from operations	28,338	22,789	20,249

interest expense	-	64	427
interest income	(176)	(622)	(482)
other expense, net	616	391	1,261
income before income taxes	27,898	22,956	19,043
income tax expense (note 9)	10,963	7,885	1,596
net income	$16,935	$15,071	$17,447

net income per share-basic	$1.38	$1.23	$1.43
net income per share-diluted	$1.36	$1.21	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended May 1, 2016, May 3, 2015 and April 27, 2014

	2016	2015	2014

Net income	$16,935	$15,071	$17,447

Other comprehensive loss

Unrealized losses on investments

Unrealized holding losses on investments	(176)	(35)	(114)

Reclassification adjustment for realized loss included in net income	127	-	-

Total other comprehensive loss	(49)	(35)	(114)

Comprehensive income	$16,886	$15,036	$17,333

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed		other	total
For the years ended May 1, 2016,	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
May 3, 2015 and April 27, 2014	shares	amount	par value	earnings	income (loss)	equity

balance, April 28, 2013	12,224,894	$611	$41,901	$53,017	$54	$95,583
net income	-	-	-	17,447	-	17,447
stock-based compensation	-	-	710	-	-	710
unrealized loss on investments	-	-	-	-	(114)	(114)
excess tax benefit related to stock-based
compensation	-	-	143	-	-	143
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	23,125	1	193	-	-	194
common stock issued surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
dividends paid	-	-	-	(2,204)	-	(2,204)
balance, April 27, 2014	12,250,030	612	42,932	68,260	(60)	111,744
net income	-	-	-	15,071	-	15,071
stock-based compensation	-	-	786	-	-	786
unrealized loss on investments	-	-	-	-	(35)	(35)
excess tax benefit related to stock-based
compensation	-	-	109	-	-	109
common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	10,100	1	93	-	-	94
common stock issued surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
dividends paid	-	-	-	(7,579)	-	(7,579)
balance, May 3, 2015	12,219,121	611	43,159	75,752	(95)	119,427
net income	-	-	-	16,935	-	16,935
stock-based compensation	-	-	2,742	-	-	2,742
unrealized loss on investments	-	-	-	-	(49)	(49)
excess tax benefit related to stock-based
compensation	-	-	841	-	-	841
common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
common stock issued in connection with vesting
of performance-based restricted stock units	115,855	6	(6)	-	-	-
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	54,500	3	197	-	-	200
common stock issued surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
dividends paid				(8,140)		(8,140)
balance, May 1, 2016	12,265,489	$614	$43,795	$84,547	$(144)	$128,812

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 1, 2016, May 3, 2015, and April 27, 2014
(dollars in thousands)	2016	2015	2014

cash flows from operating activities:
net income	$16,935	$15,071	$17,447
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	6,671	5,773	5,312
amortization of other assets	170	187	169
stock-based compensation	2,742	786	710
excess tax benefit related to stock-based compensation	(841)	(109)	(143)
deferred income taxes	4,192	3,179	(1,727)
gain on sale of equipment	(35)	(78)	(283)
realized loss on sale of short-term investments	127	-	-
foreign currency exchange (gains) losses	(40)	(84)	626
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	4,476	(1,636)	(3,857)
inventories	(4,407)	(1,883)	(2,200)
other current assets	(206)	(151)	(270)
other assets	(46)	(117)	(72)
accounts payable-trade	(3,785)	1,964	4,131
accrued expenses and deferred compensation	751	3,372	34
income taxes	91	(163)	342
net cash provided by operating activities	26,795	26,111	20,219

cash flows from investing activities:
capital expenditures	(11,475)	(10,461)	(5,258)
net cash paid for acquisition of assets (notes 2 and 13)	-	-	(2,640)
purchase of short-term investments	(104)	(5,355)	(1,945)
proceeds from the sale of short-term investments	5,612	1,628	810
purchase of long-term investments	(1,649)	(1,650)	(765)
proceeds from life insurance policies	-	320	-
payments on life insurance policies	(18)	(18)	(30)
proceeds from the sale of buildings and equipment	233	727	407
net cash used in investing activities	(7,401)	(14,809)	(9,421)

cash flows from financing activities:
proceeds from lines of credit	7,000	-	-
payments on lines of credit	(7,000)	(538)	-
payments on long-term debt	(2,200)	(2,200)	(2,200)
debt issuance costs	(134)	-	(83)
repurchases of common stock	(2,397)	(745)	-
dividends paid	(8,140)	(7,579)	(2,204)
proceeds from common stock issued	200	94	194
excess tax benefit related to stock options exercised	841	109	143
net cash used in financing activities	(11,830)	(10,859)	(4,150)

effect of exchange rate changes on cash and cash equivalents	498	(21)	(875)

increase in cash and cash equivalents	8,062	422	5,773

cash and cash equivalents at beginning of year	29,725	29,303	23,530

cash and cash equivalents at end of year	$37,787	$29,725	$29,303

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2016, 2015, and 2014.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2016 and 2014 each included 52 weeks. Fiscal 2015 included 53 weeks.

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

A summary of our cash and cash equivalents by geographic area follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
Cayman Islands	$25,762	8,591
China	8,454	13,018
Canada	3,550	5,178
United States	21	2,918
Poland	-	20
	$37,787	29,725

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments – Our short-term investments consist of bond funds that are classified as available-for-sale and a deposit account with a maturity in excess of more than three months. Our short term investments had an accumulated unrealized loss totaling $100,000 and $95,000 at May 1, 2016 and May 3, 2015, respectively. Our short-term investments were recorded at its fair value of $4.4 million and $10.0 million at May 1, 2016 and May 3, 2015, respectively. The fair value of our short-term investments approximates its cost basis.

A summary of our short-term investments by geographic area follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
Canada	$3,294	7,333
China	-	1,612
United States	1,065	1,059
	$4,359	10,004

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

Our long-term investments are classified as available for sale and were recorded at its fair value of $4.0 million and $2.4 million at May 1, 2016 and May 3, 2015, respectively. Our long-term investments had an accumulated unrealized loss totaling $44,000 at May 1, 2016.  At May 3, 2015, our accumulated gains or losses regarding our long-term investments were immaterial. The fair value of long-term investments approximates its cost basis.

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

Interest Costs – We charge interest costs incurred on our long-term debt and lines of credit to operations. Interest costs charged to operations were $58,000, $235,000, and $427,000 in fiscal years 2016, 2015, and 2014, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest costs of $58,000 and $171,000 were capitalized for the construction of qualifying fixed assets for fiscal 2016 and 2015, respectively. No interest costs were capitalized for the construction of property, plant, and equipment during fiscal 2014.

Foreign Currency Adjustments – The United States dollar is the functional currency for the company’s Canadian, Chinese, and Polish subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary asset and liabilities such as property, plant, and equipment are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Net Income in the period in which they occur.

A summary of our foreign currency exchange gains (losses) by geographic area follows:

(dollars in thousands)	2016	2015	2014
China	$(70)	241	(571)
Canada	76	(108)	(44)
Poland	-	(2)	(50)
	$6	131	(665)

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350), we performed our annual impairment test on a qualitative basis. Based on our qualitative assessments as of May 1, 2016 and May 3, 2015, we determined that our goodwill was not impaired using a more likely than not standard.

Our goodwill of $11.5 million at May 1, 2016 and May 3, 2015, respectively, relates to our mattress fabrics segment.

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

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.2 million, $3.8 million and $3.5 million in fiscal 2016, 2015, and 2014, respectively, and are included in selling, general and administrative expenses.

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

We adopted this amendment during fiscal 2016 on a retrospective basis. Accordingly, we reclassified our current deferred income taxes to noncurrent on our May 3, 2015 Consolidated Balance Sheet, which increased noncurrent deferred income taxes $4.7 million and decreased noncurrent deferred tax liabilities $68,000.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. We are therefore required to apply this guidance in our fiscal 2018 interim and annual financial statements. We are currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.   BUSINESS COMBINATIONS – MATTRESS FABRIC SEGMENT

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provided for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of prior consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, with a non-compete agreement that now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most  mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

The purchase price for the equipment and the certain other assets noted below was $2.6 million in cash.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment (Note 13)	$890
Non-compete agreement (Notes 7 and 13)	882
Customer relationships (Notes 7 and 13)	868
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement is being amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships are being amortized on a straight line basis over their useful life of seventeen years. The equipment is being amortized on a straight line basis over its useful life of seven years.

3.     ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

(dollars in thousands)	May 1, 2016	May 3, 2015
customers	$25,531	30,338
allowance for doubtful accounts	(1,088)	(851)
reserve for returns and allowances and discounts	(962)	(738)
	$23,481	28,749

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2016	2015	2014
beginning balance	$(851)	(573)	(780)
provision for bad debts	(363)	(421)	139
write-offs, net of recoveries	126	143	68
ending balance	$(1,088)	(851)	(573)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2016	2015	2014
beginning balance	$(738)	(479)	(543)
provision for returns and allowances and discounts	(2,825)	(2,733)	(2,094)
credits issued	2,601	2,474	2,158
ending balance	$(962)	(738)	(479)

4.	INVENTORIES

A summary of inventories follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
raw materials	$5,462	5,374
work-in-process	2,972	2,766
finished goods	38,097	34,344
	$46,531	42,484

5.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	May 1,	May 3,
(dollars in thousands)	(in years)	2016	2015
land and improvements	0-10	$836	741
buildings and improvements	7-40	16,126	15,312
leasehold improvements	**	1,340	1,320
machinery and equipment	3-12	64,114	57,286
office furniture and equipment	3-10	8,212	7,340
capital projects in progress		2,896	1,966
		93,524	83,965
accumulated depreciation and amortization		(53,551)	(47,887)
		$39,973	36,078

** Shorter of life of lease or useful life.

At May 1, 2016, we had total amounts due regarding capital expenditures totaling $224,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $224,000 is required to be paid in full in fiscal 2017.

At May 3, 2015, we had total amounts due regarding capital expenditures totaling $990,000, which pertained to outstanding vendor invoices, none of which are financed.

We did not finance any of our capital expenditures in fiscal 2016, 2015, and 2014.

6.      GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2016	2015	2014
beginning balance	$11,462	11,462	11,462
loss on impairment	-	-	-
acquisitions	-	-	-
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

7.	OTHER ASSETS

A summary of other assets follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
cash surrender value – life insurance	$357	339
non-compete agreement, net	903	979
customer relationships, net	715	766
other	598	461
	$2,573	2,545

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 2), we restructured our prior non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, with a non-compete agreement that will now allow us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight line basis over the fifteen year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at May 1, 2016 and May 3, 2015, respectively. Accumulated amortization for this non-compete agreement was $1.1 million at May 1, 2016 and May 3, 2015, respectively.

Amortization expense for this non-compete agreement was $75,000 in fiscal years 2016, 2015, and 2014, respectively. The remaining amortization expense for the next five years and thereafter follows: FY 2017 - $75,000; FY 2018 - $75,000; FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000, and Thereafter - $528,000.

The weighted average amortization period for the non-compete agreement is 12 years as of May 1, 2016.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at May 1, 2016 and May 3, 2015, respectively. Accumulated amortization for these customer relationships was $153,000 and $102,000 at May 1, 2016 and May 3, 2015, respectively.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $51,000 for fiscal years 2016, 2015, and 2014, respectively. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; and Thereafter - $460,000.

The weighted average amortization period for our customer relationships is 14 years as of May 1, 2016.

Cash Surrender Value - Life Insurance

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

We had one life insurance contract with a death benefit of $1.4 million at May 1, 2016 and May 3, 2015, respectively. Our cash surrender value - life insurance balance of $357,000 and $339,000 at May 1, 2016 and May 3, 2015, respectively, are collectible upon death of the respective insured.

8.	ACCRUED EXPENSES

A summary of accrued expenses follows:

(dollars in thousands)	May 1, 2016	May 3, 2015
compensation, commissions and related benefits	$10,011	9,081
advertising rebates	870	1,002
interest	-	37
other	1,041	1,009
	$11,922	11,129

9.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2016	2015	2014
income from operations	$10,963	7,885	1,596
shareholders’ equity, related to the tax benefit arising from stock based compensation	(841)	(109)	(143)
	$10,122	7,776	1,453

\

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2016	2015	2014
current
federal	$-	-	-
state	6	(7)	-
foreign	6,765	4,713	3,323
	6,771	4,706	3,323
deferred
federal	(1,205)	(849)	1,065
state	305	(52)	416
undistributed earnings – foreign subsidiaries	(1,129)	(260)	(5,018)
U.S. operating loss carryforwards	5,467	4,487	1,838
foreign	1,086	(92)	(42)
valuation allowance	(332)	(55)	14
	4,192	3,179	(1,727)
	$10,963	7,885	1,596

Income (loss) before income taxes related to the company’s foreign and U.S. operations consists of:

(dollars in thousands)	2016	2015	2014
Foreign
China	$14,130	12,531	11,512
Canada	3,647	2,695	2,149
Poland	(62)	(260)	(370)
Total Foreign	17,715	14,966	13,291

United States	10,183	7,990	5,752
	$27,898	22,956	19,043

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2016	2015	2014
federal income tax rate	34.0%	34.0%	34.0%
tax effects of Chinese foreign exchange gains	4.4	0.3	(1.3)
change in valuation allowance	(1.2)	(0.2)	0.1
change in North Carolina income tax rates	0.7	-	1.8
undistributed earnings from foreign subsidiaries	-	-	(26.3)
other	1.4	0.2	0.1
	39.3%	34.3%	8.4%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2016	2015
deferred tax assets:
accounts receivable	$545	444
inventories	2,660	2,251
compensation	5,311	4,497
liabilities and other	1,173	1,155
foreign income tax credits - U.S.	1,436	-
alternative minimum tax credit - U.S.	1,320	1,320
property, plant and equipment (1)	326	447
loss carryforwards – U.S.	6,888	12,133
loss carryforwards – foreign	147	361
unrecognized tax benefits – U.S.	(6,888)	(10,349)
valuation allowances	(590)	(922)
total deferred tax assets	12,328	11,337

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(604)	(1,733)
unrecognized tax benefits – U.S.	(4,168)	-
property, plant and equipment (2)	(5,210)	(4,022)
goodwill	(1,325)	(1,197)
other	(185)	(198)
total deferred tax liabilities	(11,492)	(7,150)
Net deferred tax asset	$836	4,187

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were approximately $18.0 million with related future tax benefits of $6.9 million at May 1, 2016. These carryforwards principally expire in 10-19 years, fiscal 2026 through fiscal 2035.  Our U.S. foreign income tax credits of $1.4 million expire in 10 years, fiscal 2026. Our alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes does not expire.

At May 1, 2016, our non-current deferred income tax asset of $2.3 million represents $1.7 million and $572,000 from our operations located in the U.S. and China, respectively. At May 3, 2015, our non-current deferred income tax asset of $5.2 million represents $4.3 million and $868,000 from our operations located in the U.S. and China, respectively.

Our non-current deferred income tax liability balances of $1.5 million and $982,000 at May 1, 2016 and May 3, 2015, respectively, pertain to our operations located in Canada.

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at May 3, 2015, we recorded a partial valuation allowance of $922,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $361,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at May 1, 2016 and May 3, 2015, respectively.

United States

Our partial valuation allowance against our U.S. net deferred assets totaled $518,000, $561,000, and $666,000 at May 1, 2016, May 3, 2015, and April 27, 2014, respectively. These valuation allowances pertain to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. We recorded income tax benefits of $43,000, $105,000, and $56,000 that reduced our valuation allowance against our U.S. net deferred tax assets in fiscal years 2016, 2015, and 2014, respectively. These income tax benefits pertain to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of the respective prior fiscal year.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start-up costs of setting up this operation and the current state of the European economy, this operation had a history of cumulative pre-tax losses.

Based on the negative evidence, as supported by our cumulative pre-tax loss history and the short carryforward period of five years imposed by the Polish government, we recorded an income tax charge of $241,000 during fiscal 2013 to establish a full valuation allowance against Culp Europe’s net deferred tax assets.

Our partial valuation allowance against our loss carryforwards associated with our Culp Europe operation located in Poland totaled $72,000 at May 1, 2016. Our full valuation allowance against our loss carryforwards associated with our Culp Europe operation located in Poland totaled $361,000 and $311,000 at May 3, 2015 and April 27, 2014, respectively. These valuation allowances pertain to net operating loss carryforwards in which it is “more likely than not” that these net operating loss carryforwards would not be realized prior to their respective expiration dates.

During fiscal 2016, we recorded an income tax benefit of $289,000 for a change in estimate of the recoverability of our net loss operating carryforwards at the end of the respective prior fiscal year. During fiscal 2015 and 2014, we recorded an income tax charge of $50,000 and $70,000, respectively, for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations.

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

At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.

At May 3, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $85.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $32.4 million, offset by U.S. foreign income tax credits of $30.7 million.

Fiscal 2014 - Discrete Event

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

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2016	2015	2014
beginning balance	$14,141	13,740	13,166
increases from prior period tax positions	454	588	756
decreases from prior period tax positions	(77)	(187)	(182)
increases from current period tax positions	379	-	-
ending balance	$14,897	14,141	13,740

At May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods. At May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods.

As of May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $11.1 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of May 3, 2015, we had $14.1 million of total gross unrecognized tax benefits, of which $10.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At May 1, 2016 and May 3, 2015, the gross amount of interest and penalties due to unrecognized tax benefits was $978,000 and $844,000, respectively.

The liability for uncertain tax positions at May 1, 2016, includes $14.9 million related to tax positions for which significant change is reasonably possible in fiscal 2017. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2009 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2012 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2011 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $6.7 million in fiscal 2016, $4.8 million in 2015, and $3.0 million in 2014.

10.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	May 1,	May 3,
(dollars in thousands)	2016	2015
unsecured senior term notes	$-	2,200
current maturities of long-term debt	-	(2,200)
long-term debt, less current maturities	$-	-

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

Revolving Credit Agreement –United States

At May 3, 2015, our Credit Agreement with Wells Fargo provided for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. Interest was charged at a rate (applicable interest rate of 1.78% at May 3, 2015) equal to the one-month LIBOR rate plus a spread based on the ratio of debt to EBITDA as defined in the agreement. The Credit Agreement contained customary financial and other covenants as defined in the agreement and was set to expire August 31, 2015.

Effective July 10, 2015, we amended the Credit Agreement to extend the expiration date to August 31, 2017 and maintain the annual capital expenditure limit of $12 million.

We entered into a Second Amendment to our Credit Agreement dated March 10, 2016. The terms of the Second Amendment include, among other things, provisions that (i) increase our line of credit under the Credit Agreement to $30 million, (ii) increase the annual limit on capital expenditures by the company to $15 million, (iii) add a new financial covenant to establish a minimum level of unencumbered liquid assets, (iv) eliminate certain financial covenants, (v) amend the pricing matrix that provides for interest payable on obligations under the agreement as a variable spread over LIBOR, based on the company’s ratio of debt to EBITDA (applicable interest rate of 1.89% at May 1, 2016), and (vi) provide that obligations under the Credit Agreement are to be secured by a pledge of 65% of the common stock of Culp International Holdings Ltd, our subsidiary located in the Cayman Islands.

The purpose of the increase in our revolving credit line with Wells Fargo is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

At May 1, 2016, and May 3, 2015, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement at May 1, 2016, and May 3, 2015.

Revolving Credit Agreement - China

At May 3, 2015, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit up to 40 million RMB and was set to expire on February 9, 2016. On March 8, 2016, we renewed this credit agreement. This renewal extended the expiration date to March 8, 2017 and maintained the existing available line of credit of 40 million RMB ($6.2 million USD). This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of May 1, 2016 and May 3, 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 1, 2016, the company was in compliance with these financial covenants.

Interest paid during 2016, 2015, and 2014 totaled $95,000, $268,000, and $466,000, respectively.

11.      COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate primarily range from three to five years with renewal options for additional periods ranging up to nine years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $3.0 million in fiscal 2016, $2.9 million in fiscal 2015, and $2.7 million in fiscal 2014. Future minimum rental commitments for noncancellable operating leases are $2.6 million in fiscal 2017; $1.2 million in fiscal 2018; $405,000 in fiscal 2019; $48,000 in fiscal 2020; and $18,000 in fiscal 2021. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. During fiscal 2014, this lease was on a month to month basis at an amount of $12,704 per month. Effective October 1, 2014, we entered into a new lease agreement with the partnership noted above. The new lease agreement requires monthly payments of $13,000 for a three year term commencing on October 1, 2014 through September 30, 2017. This lease contains two successive options to renew the lease with each renewal period being three years. The first and second renewal terms would require monthly payments of $13,100 and $13,200, respectively.

Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $156,000 in fiscal 2016; $155,000 in fiscal 2015; and $152,000 in fiscal 2014.

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs were Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involved court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $14 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority asserted any claim against us on account of these matters.  The plaintiffs sought contribution from us and other defendants and a declaration that the company and the other defendants were responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We have defended ourselves vigorously with regards to the matters described in this litigation. In addition, we had an indemnification agreement with certain other defendants in this litigation pursuant to which the other defendants agreed to indemnify us for any damages we would incur as a result of the environmental matters that are the subject of this litigation, although it was unclear whether the indemnitors had significant assets.

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which required us to contribute cash to a global settlement fund. Consequently, we recorded a charge of $206,000 to other expense in the fiscal 2014 Consolidated Statement of Net Income. In the fourth quarter of fiscal 2014, we paid the $206,000 tentative settlement amount. Subsequently, the settlement was reviewed by the government and during the first quarter of fiscal 2015 the court approved the final agreement by the parties involved. The lawsuit was dismissed on June 5, 2014.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Purchase Commitments

At May 1, 2016, and May 3, 2015, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $10.6 million and $2.3 million, respectively. The $10.6 million open purchase commitments as of May 1, 2016, include $9.3 million associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will  expand our distribution capabilities and office space at a current estimated cost of $11.2 million. This agreement required an installment payment of $1.9 million in April 2016 and requires remaining installment payments to be made in the next three fiscal years as follows: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019- $1.2 million. Interest will be charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we are required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments, there will be 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month.

The construction of this new building is currently expected to be completed in December 2016.

12.      STOCK-BASED COMPENSATION

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

At May 1, 2016, there were 1,079,809 shares available for future equity based grants under the company’s 2015 Plan.

Stock Options

Under our 2007 Plan, employees, outside directors, and others associated with the company were granted options to purchase shares of common stock at the fair market value on the date of grant.

No incentive or non-qualified stock options were granted in fiscal 2016, 2015 or 2014, respectively.

No compensation expense was recorded for incentive or non-qualified stock options in fiscal 2016 and 2015 as all incentive stock option awards were fully vested at the end of fiscal 2014. The company recorded compensation expense of $10,000 within selling, general, and administrative expense for incentive stock options in fiscal 2014.

The following tables summarize stock option activity for fiscal 2016, 2015, and 2014:
		2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	140,100	$6.49	153,950	$6.70	182,825	$6.99
granted	-	-	-	-	-	-
exercised	(54,500)	3.68	(10,100)	9.31	(23,125)	8.40
canceled/expired	(2,000)	4.59	(3,750)	7.27	(5,750)	9.28
outstanding at end of year	83,600	8.37	140,100	6.49	153,950	6.70

	Options Outstanding			Options Exercisable
	Number	Weighted-Avg.		Number
Range of	Outstanding	Remaining	Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 5/01/16	Contractual Life	Exercise Price	at 5/01/16	Exercise Price
$4.59 - $5.41	2,000	0.4	$5.41	2,000	$5.41
$7.08 - $9.57	81,600	1.3	$8.44	81,600	$8.44
	83,600	1.3	$8.37	83,600	$8.37

At May 1, 2016, the aggregate intrinsic value for options outstanding and exercisable was $1.5 million.

The aggregate intrinsic value for options exercised was $1.3 million, $87,000, and $224,000, in fiscal 2016, 2015, and 2014, respectively.

At May 1, 2016, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to the incentive stock option awards at May 1, 2016.

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

The following table summarizes the time vested restricted stock activity for fiscal 2016, 2015, and 2014:

	2016	2015	2014
	Shares	Shares	Shares
outstanding at beginning of year	-	61,668	123,335
granted	-	-	-
vested	-	(61,668)	(61,667)
outstanding at end of year	-	-	61,668

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

At May 1, 2016, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at May 1, 2016.

No compensation expense was recorded for time vested restricted stock awards in fiscal 2016 as all time vested restricted stock awards were fully vested at the end of fiscal 2015. We recorded compensation expense of $4,000 and $62,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2015 and 2014, respectively.

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

On July 15, 2015, a non-employee was granted performance based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At May 1, 2016, this grant was unvested and was measured at $26.24 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

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

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At May 1, 2016, this grant was unvested and was measured at $26.24 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these awards is over the requisite service period of 16 months and 28 months for performance based restricted stock units which could earn up to 12,000 and 16,000 shares of common stock, respectively.

During the first quarter of fiscal 2017, 12,000 shares of common stock associated with this grant vested and had a weighted average fair value of $345,000 or $28.77 per share.

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

During the first quarter of fiscal 2017, 37,192 shares of common stock associated with this grant vested and had a weighted average fair value of $637,000 or $17.12 per share.

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

During the first quarter of fiscal 2016, 115,855 shares of common stock associated with this grant vested and had a weighted average fair value of $1.2 million or $10.21 per share

Overall

We recorded compensation expense of $2.6 million, $727,000, and $581,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2016, 2015 and 2014, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At May 1, 2016, the remaining unrecognized compensation cost related to the performance based restricted stock units was $3.7 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.

Common Stock Awards

On October 1, 2015, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $31.77 per share, which represents the closing price of the company's common stock at the date of grant.

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

We recorded $95,000, $55,000, and $57,000, of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2016, 2015, and 2014, respectively.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at May 1, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$3,404	N/A	N/A	$3,404
Low Duration Bond Fund	1,604	N/A	N/A	1,604
Intermediate Term Bond Fund	1,154	N/A	N/A	1,154
Strategic Income Fund	999	N/A	N/A	999
Limited Term Bond Fund	602	N/A	N/A	602
Large Blend Fund	289	N/A	N/A	289
Growth Allocation Fund	148	N/A	N/A	148
Mid Cap Value Fund	102	N/A	N/A	102
Other	82	N/A	N/A	82

Fair value measurements at May 3, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$3,107	N/A	N/A	$3,107
Premier Money Market Fund	2,285	N/A	N/A	2,285
Intermediate Term Bond Fund	2,181	N/A	N/A	2,181
Low Duration Bond Fund	2,096	N/A	N/A	2,096
Strategic Income Fund	1,008	N/A	N/A	1,008
Growth Allocation Fund	85	N/A	N/A	85
Other	45	N/A	N/A	45

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

Nonrecurring Basis

During fiscal 2016 and 2015, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis.

During fiscal 2014, we had no assets that are required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 2) that were acquired at fair value.

Fair value measurements during fiscal 2014 using:

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

(in thousands)	2016	2015	2014
weighted-average common
shares outstanding, basic	12,302	12,217	12,177
dilutive effect of stock-based compensation	173	205	237
weighted-average common
shares outstanding, diluted	12,475	12,422	12,414

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2016, 2015 and 2014, as the exercise price of the options was less than the average market price of common shares.

At May 1, 2016 and May 3, 2015, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected. The computation of basic net income did not include 61,668 shares of time vested restricted common stock as these shares were unvested for fiscal 2014.

15.	BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $843,000, $798,000, and $696,000 in fiscal years 2016, 2015, and 2014, respectively.

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

Our contributions to the Plan were $180,000, $174,000 and $166,000 in fiscal years 2016, 2015, and 2014, respectively.  Our nonqualified deferred compensation plan liability of $4.7 million and $4.0 million at May 1, 2016 and May 3, 2015, were recorded in deferred compensation in the 2016 and 2015 Consolidated Balance Sheets, respectively.

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

The investment assets of the Trust are recorded at their fair value of $4.0 million and $2.4 million at May 1, 2016 and May 3, 2015, and were recorded in long-term investments in the 2016 and 2015 Consolidated Balance Sheets, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

16.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufacturers, sources, and sells fabrics primarily to residential furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 93%, 92% and 88% of total consolidated net sales in 2016, 2015, and 2014, respectively. International sales accounted for 22%, 22% and 19% of net sales in 2016, 2015, and 2014, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2016	2015	2014
north america (excluding USA) (1)	$31,667	30,758	15,556
far east and asia (2)	31,927	31,855	33,487
all other areas	4,336	4,720	6,041
	$67,930	67,333	55,084

(1)	Of this amount, $24.2 million, $24.1 million, and $9.3 million are attributable to shipments to Mexico in fiscal 2016, 2015, and 2014, respectively.

(2)	Of this amount $23.1 million, $26.5 million, and $32.2 million are attributable to shipment to China in fiscal 2016, 2015, and 2014, respectively.

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

Statements of operations for the company’s operating segments are as follows:
(dollars in thousands)	2016	2015	2014
net sales:
upholstery fabrics	$126,441	130,427	126,457
mattress fabrics	186,419	179,739	160,705
	$312,860	310,166	287,162

gross profit:
upholstery fabrics	$26,393	22,690	21,429
mattress fabrics	38,718	32,877	27,477
	$65,111	55,567	48,906

(dollars in thousands)	2016	2015	2014
selling, general, and administrative expenses:
upholstery fabrics	$15,094	14,562	13,393
mattress fabrics	12,223	11,206	9,962
unallocated corporate	9,456	7,010	5,302
total selling, general, and administrative
expenses	$36,773	32,778	28,657

Income from operations:
upholstery fabrics	$11,298	8,128	8,036
mattress fabrics	26,496	21,671	17,515
total segment income from operations	37,794	29,799	25,551
unallocated corporate expenses	(9,456)	(7,010)	(5,302)
total income from operations	28,338	22,789	20,249
interest expense	-	(64)	(427)
interest income	176	622	482
other expense	(616)	(391)	(1,261)
income before income taxes	$27,898	22,956	19,043

One customer within the upholstery fabrics segment represented 13% of consolidated net sales in fiscal years 2016, 2015, and 2014, respectively.  Two customers within the mattress fabrics segment represented 22%, 20%, and 21% of consolidated net sales in fiscal 2016, 2015, and 2014, respectively. No customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of May 1, 2016 and May 3, 2015, respectively. One customer within the mattress fabrics segment accounted for 16% and 10% of net accounts receivable balance as of May 1, 2016 and May 3, 2015, respectively.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2016		2015		2014
segment assets
mattress fabrics
current assets (1)	$43,472		41,328		36,229
non-compete agreements, net	903		979		1,041
customer relationships	715		766		817
goodwill	11,462		11,462		11,462
property, plant, and equipment	37,480	(2)	33,773	(3)	29,040	(4)
total mattress fabrics assets	$94,032		88,308		78,589
upholstery fabrics
current assets (1)	$26,540		29,905		31,854
property, plant, and equipment	1,564	(5)	1,467	(6)	1,573	(7)
total upholstery fabrics assets	$28,104		31,372		33,427

total segment assets	122,136		119,680		112,016

non-segment assets
cash and cash equivalents	37,787		29,725		29,303
short-term investments	4,359		10,004		6,294
income taxes receivable	155		229		121
deferred income taxes	2,319		5,169		8,270
other current assets	2,477		2,440		2,344
property, plant, and equipment	929	(8)	838	(8)	763	(8)
long-term investments	4,025		2,415		765
other assets	955		800		1,059
total assets	$175,142		171,300		160,935

capital expenditures (9):
mattress fabrics	$9,666		10,454		4,380
upholstery fabrics	626		468		827
unallocated corporate	416		252		103
	$10,708		11,174		5,310

depreciation expense
mattress fabrics	$5,837		5,034		4,694
upholstery fabrics	834		739		618
total segment depreciation expense	$6,671		5,773		5,312

(1)	Current assets represent accounts receivable and inventory.

(2)	The $37.5 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $24.8 million and located in Canada of $12.7 million.

(3)	The $33.8 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $23.8 million and located in Canada of $10.0 million.

(4)	The $29.0 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $20.6 million and located in Canada of $8.4 million.

(5)	The $1.6 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $893 and located in China of $671.

(6)	The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848 and located in China of $619.

(7)	The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, China of $572, and located in Poland of $44.

(8)	The $929, $838, and $763 balance at May 1, 2016, May 3, 2015, and April 27, 2014, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(9)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

17.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 1, 2016, the company’s statutory surplus reserve was $4.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.8 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During fiscal 2014, there were no repurchases of our common stock.

At May 1, 2016, we had $1.9 million available for additional repurchases of our common stock pursuant to the authorization by our board of directors dated February 25, 2014. On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

19.      DIVIDEND PROGRAM

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividend payments are payable on July 15, 2016, to shareholders of record as of July 1, 2016.

During fiscal 2016, dividend payments totaled $8.1 million, of which $5.0 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $3.1 million represented our regular quarterly cash dividend payments ranging from $0.06 to $0.07 per share.

During fiscal 2015, dividend payments totaled $7.6 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $2.7 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During fiscal 2014, we paid regular quarterly cash dividends totaling $2.2 million that ranged from $0.04 to $0.05 per share.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2016	2016	2016	2016	2015	2015	2015	2015
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$77,253	78,466	76,956	80,185	78,846	81,269	73,991	76,060
cost of sales	60,640	61,903	61,223	63,983	62,674	66,867	61,713	63,345
gross profit	16,613	16,563	15,733	16,202	16,172	14,402	12,278	12,715
selling, general and administrative expenses	9,261	9,337	9,433	8,741	9,605	8,375	7,379	7,419
income from operations	7,352	7,226	6,300	7,461	6,567	6,027	4,899	5,296
interest expense	-	-	-	24	15	-	-	68
interest income	(26)	(38)	(69)	(66)	(143)	(202)	(153)	(142)
other expense (income)	211	85	225	95	10	307	162	(89)
income before income taxes	7,167	7,179	6,144	7,408	6,685	5,922	4,890	5,459
income taxes	3,566	2,317	2,373	2,707	1,772	2,110	1,889	2,115
net income	$3,601	4,862	3,771	4,701	4,913	3,812	3,001	3,344
depreciation	$1,782	1,705	1,629	1,555	1,528	1,432	1,414	1,399
weighted average shares outstanding	12,257	12,331	12,343	12,277	12,219	12,219	12,218	12,212
weighted average shares outstanding,
assuming dilution	12,434	12,486	12,484	12,456	12,440	12,417	12,401	12,404
PER SHARE DATA
net income per share - basic	$0.29	0.39	0.31	0.38	0.40	0.31	0.25	0.27
net income per share - diluted	0.29	0.39	0.30	0.38	0.39	0.31	0.24	0.27
dividends per share	0.07	0.07	0.06	0.46	0.06	0.06	0.05	0.45
book value	10.50	10.21	9.96	9.62	9.77	9.41	9.14	8.93
BALANCE SHEET DATA
operating working capital (3)	$45,794	49,288	43,303	43,405	41,829	39,371	37,645	41,265
property, plant and equipment, net	39,973	38,157	38,319	37,480	36,078	35,269	33,204	31,891
total assets	175,142	173,551	168,947	166,880	171,300	165,358	156,162	154,219
capital expenditures	3,631	1,542	2,575	2,960	2,490	3,696	2,728	2,260
dividends paid	859	864	741	5,676	733	733	611	5,502
long-term debt, current maturities of long-term debt, and line of credit (1)	-	-	-	2,200	2,200	2,200	2,200	4,969
shareholders' equity	128,812	125,074	122,975	118,725	119,427	114,972	111,674	109,147
capital employed (2)	90,357	90,983	88,297	90,593	83,225	81,645	79,430	83,148
RATIOS & OTHER DATA
gross profit margin	21.5%	21.1%	20.4%	20.2%	20.5%	17.7%	16.6%	16.7%
operating income margin	9.5	9.2	8.2	9.3	8.3	7.4	6.6	7.0
net income margin	4.7	6.2	4.9	5.9	6.2	4.7	4.1	4.4
effective income tax rate	49.8	32.3	38.6	36.5	26.5	35.6	38.6	38.7
Debt-to-total capital employed ratio (1)	0.0	0.0	0.0	2.4	2.6	2.7	2.8	6.0
operating working capital turnover (3)	7.0	7.2	7.7	7.7	7.7	7.5	7.2	7.1
days sales in receivables	28	31	28	29	33	32	31	31
inventory turnover	5.3	5.1	5.3	5.6	6.4	7.0	6.4	6.0
STOCK DATA
stock price
high	$28.53	31.15	35.23	33.64	29.19	22.74	19.24	19.05
low	22.72	22.61	29.13	25.22	19.22	18.50	16.60	17.11
close	26.24	25.32	30.01	30.25	26.02	20.09	18.97	17.87
daily average trading volume (shares)	33.5	68.8	76.2	90.5	64.9	26.8	29.7	33.7

(1) Debt includes long-term debt, current maturities of long-term debt, and line of credit.

(2) Capital employed does not include cash and cash equivalents, short-term investments, long-term investments, current maturities of long-term debt, long-term debt, line of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

(3) Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade accounts payable - capital expenditures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 1, 2016, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 1, 2016. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 1, 2016.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 1, 2016, May 3, 2015 and April 27, 2014 and has audited the company’s effectiveness of internal controls over financial reporting as of May 1, 2016, as stated in their report, which is included in Item 8 hereof.

During the quarter ended May 1, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Culp, Inc.:

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of May 1, 2016, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended May 1, 2016, and our report dated July 15, 2016 expressed an unqualified opinion those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 15, 2016

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

The following table sets forth information as of the end of fiscal 2016 regarding shares of the our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	83,600	$8.37	1,079,809
Equity compensation plans not approved by security holders	-	-	-
Total	83,600	$8.37	1,079,809

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

1.    Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets - May 1, 2016 and
May 3, 2015	51

Consolidated Statements of Net Income - for the years ended May 1, 2016,
May 3, 2015 and April 27, 2017	52

Consolidated Statements of Comprehensive Income - for the years ended May 1, 2016,
May 3, 2015 and April 27,2014	53

Consolidated Statements of Shareholders' Equity - for the years ended May 1, 2016,
May 3, 2015 and April 27, 2014	54

Consolidated Statements of Cash Flows - for the years ended May 1, 2016,
May 3, 2015 and April 27, 2014	55

Notes to Consolidated Financial Statements	56

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

10.1
Second Amendment to the Credit Agreement dated as of March 10, 2016, by and between Culp, Inc. and Wells Fargo N.A. was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 31, 2016, filed March 11, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

10.2
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended August 2, 2015 (Commission File No. 001-12597), filed September 11, 2015, and incorporated herein by reference. (*)

10.3	2015 Equity Incentive Plan, filed as Annex A to the company’s 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.4
First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.5
Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference. (*)

10.6
Written description of Non-employee Director Compensation, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2014, dated September 12, 2014 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.7
2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.8
Form of stock option agreement for options granted to executive officers pursuant to the 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, filed on September 11, 2007 (Commission File No. 001-12597) and is incorporated herein by reference. (*)

10.9	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.10
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.11
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2008, filed on September 10, 2008 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.12
Written description of annual incentive plan was filed as Exhibit 10.29 to the company’s Form 10-K for the year end dated April 29, 2012, filed on July 12, 2012 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.13
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter end dated July 29, 2012, filed on September 7, 2012 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.14
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012 (Commission File No. 001-12597). (*)

10.15
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013 (Commission File No. 001-12597), and is incorporated herein by reference.

10.16
Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-59512, 333-59514, 333-27519, 333-101805, 33-13310, 33-37027, 33-80206, 33-62843, 333-147663), dated March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, November 27, 2007, and September 30, 2015 and on Form S-3 and S- 3/A (File No. 333-141346).

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2016

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2016

24(c)	Power of Attorney of Kenneth W. McAllister, dated July15, 2016

24(d)	Power of Attorney of Fred A. Jackson, dated July15, 2016

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2016.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of July 2016.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Fred A. Jackson
	Franklin N. Saxon		Fred A. Jackson
	Chief Executive Officer		(Director)
(principal executive officer)
(Director)

s/	Patrick B. Flavin*	/s/	Kenneth R. Bowling
	Patrick B. Flavin		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Kenneth W. McAllister*	/s/	Thomas B. Gallagher, Jr.
	Kenneth W. McAllister		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333- 207195, 333-59512, 333-59514, 333-27519, 333-101805, 33-13310, 33- 37027, 33-80206, 33-62843, 333-147663), dated March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, November 27, 2007, and September 30, 2015 and on Form S-3 and S-3/A (File No. 333-141346).

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2016

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2016

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 15, 2016

24(d)	Power of Attorney of Fred A. Jackson, dated July 15, 2016

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document