Form 10-Q
period 2016-07-31
CULP INC
filed 2016-09-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.     ☒YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).  ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at July 31, 2016:  12,306,956
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 31, 2016

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND AUGUST 2, 2015
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	July 31,	August 2,
	2016	2015

Net sales	$80,682	80,185
Cost of sales	62,263	63,983
Gross profit	18,419	16,202

Selling, general and
administrative expenses	9,746	8,741
Income from operations	8,673	7,461

Interest expense	-	24
Interest income	(25)	(66)
Other expense	152	95
Income before income taxes	8,546	7,408

Income taxes	3,233	2,707
Net income	$5,313	4,701

Net income per share, basic	$0.43	0.38
Net income per share, diluted	0.43	0.38
Average shares outstanding, basic	12,286	12,277
Average shares outstanding, diluted	12,463	12,456

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND AUGUST 2, 2015
UNAUDITED

	THREE MONTHS ENDED

	July 31,	August 2,
	2016	2015

Net income	$5,313	4,701

Other comprehensive income (loss)

Unrealized holding gains (losses) on investments	84	(89)

Reclassification adjustment for realized loss included in net income	12	-

Total other comprehensive income (loss)	96	(89)

Comprehensive income	5,409	4,612

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2016, AUGUST 2, 2015 AND MAY 1, 2016
UNAUDITED
(Amounts in Thousands)

	July 31,	August 2,	* May 1,
	2016	2015	2016
Current assets:
Cash and cash equivalents	$45,549	25,933	37,787
Short-term investments	2,434	6,336	4,359
Accounts receivable, net	22,690	25,707	23,481
Inventories	48,131	46,544	46,531
Income taxes receivable	-	142	155
Other current assets	2,294	3,502	2,477
Total current assets	121,098	108,164	114,790

Property, plant and equipment, net	41,745	37,480	39,973
Goodwill	11,462	11,462	11,462
Deferred income taxes	1,942	4,406	2,319
Long-term investments	4,611	2,893	4,025
Other assets	2,502	2,475	2,573

Total assets	$183,360	166,880	175,142

Current liabilities:
Current maturities of long-term debt	$-	2,200	-
Accounts payable-trade	26,708	28,233	23,994
Accounts payable - capital expenditures	627	613	224
Accrued expenses	6,890	7,731	11,922
Income taxes payable - current	358	392	180
Total current liabilities	34,583	39,169	36,320

Income taxes payable - long-term	3,779	3,634	3,841
Deferred income taxes	1,532	1,072	1,483
Line of credit	7,000	-	-
Deferred compensation	5,031	4,280	4,686

Total liabilities	51,925	48,155	46,330

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,306,956 at July 31, 2016; 12,338,765
at August 2, 2015; and 12,265,489 at
May 1, 2016	615	617	614
Capital contributed in excess of par value	44,453	43,515	43,795
Accumulated earnings	86,415	74,777	84,547
Accumulated other comprehensive loss	(48)	(184)	(144)
Total shareholders' equity	131,435	118,725	128,812

Total liabilities and shareholders' equity	$183,360	166,880	175,142

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND AUGUST 2, 2015
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	July 31,	August 2,
	2016	2015

Cash flows from operating activities:
Net income	$5,313	4,701
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,761	1,555
Amortization of other assets	52	47
Stock-based compensation	761	265
Excess tax benefit related to stock-based compensation	(167)	(788)
Deferred income taxes	593	1,641
Realized loss on sale of short-term investments	12	-
Loss (gain) on sale of equipment	9	(46)
Foreign currency exchange gains	(62)	(57)
Changes in assets and liabilities:
Accounts receivable	611	2,774
Inventories	(1,808)	(4,068)
Other current assets	158	(1,149)
Other assets	19	23
Accounts payable - trade	3,036	(132)
Accrued expenses and deferred compensation	(4,911)	(3,870)
Income taxes	375	159
Net cash provided by operating activities	5,752	1,055

Cash flows from investing activities:
Capital expenditures	(3,139)	(3,336)
Proceeds from the sale of equipment	-	104
Proceeds from the sale of short-term investments	2,000	3,612
Purchase of short-term investments	(21)	(33)
Purchase of long-term investments	(559)	(478)
Net cash used in investing activities	(1,719)	(131)

Cash flows from financing activities:
Proceeds from line of credit	7,000	-
Excess tax benefit related to stock-based compensation	167	788
Dividends paid	(3,445)	(5,676)
Proceeds from common stock issued	11	56
Net cash provided by (used in) financing activities	3,733	(4,832)

Effect of exchange rate changes on cash and cash equivalents	(4)	116

Increase (decrease) in cash and cash equivalents	7,762	(3,792)

Cash and cash equivalents at beginning of period	37,787	29,725

Cash and cash equivalents at end of period	$45,549	25,933

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, May 3, 2015	12,219,121	$611	43,159	75,752	(95)	$119,427
Net income	-	-	-	16,935	-	16,935
Stock-based compensation	-	-	2,742	-	-	2,742
Unrealized loss on investments	-	-	-	-	(49)	(49)
Excess tax benefit related to stock
based compensation	-	-	841	-	-	841
Common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
Common stock issued in connection
with performance based units	115,855	6	(6)	-	-	-
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	54,500	3	197	-	-	200
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-	-	-	(8,140)	-	(8,140)
Balance, May 1, 2016 *	12,265,489	614	43,795	84,547	(144)	128,812
Net income	-	-	-	5,313	-	5,313
Stock-based compensation	-	-	761	-	-	761
Unrealized gain on investments	-	-	-	-	96	96
Excess tax benefit related to stock
based compensation	-	-	167	-	-	167
Common stock issued in connection
with performance based units	49,192	2	(2)	-	-	-
Common stock issued in connection
with exercise of stock options	2,000	-	11	-	-	11
Common stock surrendered for
withholding taxes payable	(9,725)	(1)	(279)	-	-	(280)
Dividends paid	-	-	-	(3,445)	-	(3,445)
Balance, July 31, 2016	12,306,956	$615	44,453	86,415	(48)	$131,435

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

The company’s three months ended July 31, 2016 and August 2, 2015, represent 13 week periods, respectively.

2. Significant Accounting Policies

As of July 31, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2016.

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

We early adopted this amendment during the third quarter of fiscal 2016 on a retrospective basis. Accordingly, we reclassified our current deferred income taxes to noncurrent on our August 2, 2015 Consolidated Balance Sheet, which increased noncurrent deferred income taxes $4.0 million and decreased noncurrent deferred tax liabilities $3.0 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This guidance was effective for the first quarter of fiscal 2017 and did not have any impact on our consolidated financial statements as we currently do not have any share-based payment awards with terms of a performance target that affects vesting and could be achieved after the requisite service period.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than twelve months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. We are therefore required to apply this guidance in our fiscal 2020 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

3.  Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan updated and replaced our 2007 Equity Incentive Plan (the “2007 Plan”) as the vehicle for granting new equity based awards substantially similar to those authorized under the 2007 Plan. In general, the 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. In connection with the approval of the 2015 Plan, no further awards will be granted under the 2007 Plan, but outstanding awards under the 2007 Plan will be settled in accordance with their terms.

At July 31, 2016, there were 1,012,635 shares available for future equity based grants under our 2015 plan.

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2017.

At July 31, 2016, options to purchase 81,600 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $8.44 per share, and a weighted average contractual term of 1.1 years. At July 31, 2016, the aggregate intrinsic value for options outstanding and exercisable was $1.6 million.

The aggregate intrinsic value for options exercised for the three months ending July 31, 2016 and August 2, 2015, was $43,000 and $814,000, respectively.

At July 31, 2016, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at July 31, 2016.

No compensation expense was recorded on incentive stock options for the three months ended July 31, 2016 and August 2, 2015, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Restricted Stock Units

Fiscal 2017 Grant

On July 14, 2016, certain key members of management were granted performance based restricted stock units which could earn up to 107,880 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $28 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On July 14, 2016, a non-employee was granted performance based restricted stock units which could earn up to 11,549 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At July 31, 2016, this grant was unvested and was measured at $28.53 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

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

On July 15, 2015, a non-employee was granted performance based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At July 31, 2016, this grant was unvested and was measured at $28.53 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

Fiscal 2015 Grants

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

On March 3, 2015, a non-employee was granted performance based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At July 31, 2016, 16,000 restricted stock units associated with this grant were unvested and were measured at $28.53 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these 16,000 restricted stock units vest over their requisite service period of 28 months.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of fiscal 2017, 12,000 shares of common stock associated with the grant vested and had a weighted average fair value of $345,000 or $28.77 per share.

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

During the first quarter of fiscal 2017, 37,192 shares of common stock associated with this grant vested and had a weighted average fair value of $637,000 or $17.12 per share. Our fiscal 2014 grant is fully vested.

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

During the first quarter of fiscal 2016, 115,855 shares of common stock associated with our fiscal 2013 grant vested and had a weighted average fair value of $1.2 million or $10.21 per share. Our fiscal 2013 grant is fully vested.

Overall

We recorded compensation expense of $761,000 and $265,000 within selling, general, and administrative expense for performance based restricted stock units for the three month periods ending July 31, 2016 and August 2, 2015, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of July 31, 2016, the remaining unrecognized compensation cost related to the performance based restricted stock units was $5.0 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Customers	$24,669	$27,428	$25,531
Allowance for doubtful accounts	(850)	(935)	(1,088)
Reserve for returns and allowances and discounts	(1,129)	(786)	(962)
	$22,690	$25,707	$23,481

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 31, 2016	August 2, 2015
Beginning balance	$(1,088)	$(851)
Provision for bad debts	227	(96)
Net write-offs, net of recoveries	11	12
Ending balance	$(850)	$(935)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	July 31, 2016	August 2, 2015
Beginning balance	$(962)	$(738)
Provision for returns, allowances
and discounts	(919)	(709)
Credits issued	752	661
Ending balance	$(1,129)	$(786)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Raw materials	$6,779	$6,944	$5,462
Work-in-process	3,224	3,018	2,972
Finished goods	38,128	36,582	38,097
	$48,131	$46,544	$46,531

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Cash surrender value – life insurance	$358	$339	$357
Non-compete agreement, net	885	960	903
Customer relationships, net	702	753	715
Other	557	423	598
	$2,502	$2,475	$2,573

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at July 31, 2016, August 2, 2015 and May 1, 2016, respectively. At July 31, 2016 and May 1, 2016, accumulated amortization for our non-compete agreement was $1.1 million. At August 2, 2015 accumulated amortization for our non-compete agreement was $1.0 million.

Amortization expense for our non-compete agreement was $19,000 for the three month periods ended July 31, 2016 and August 2, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $56,000; FY 2018 - $75,000; FY 2019- $75,000; FY 2020 - $75,000; FY 2021 - $75,000 and Thereafter - $529,000.

The weighted average amortization period for our non-compete agreement is 11.8 years as of July 31, 2016.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at July 31, 2016, August 2, 2015, and May 1, 2016, respectively. Accumulated amortization for our customer relationships was $166,000, $115,000, and $153,000 at July 31, 2016, August 2, 2015, and May 1, 2016, respectively.

Amortization expense for our customer relationships was $13,000 for the three months ending July 31, 2016 and August 2, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $38,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; and Thereafter - $460,000.

The weighted average amortization period for our customer relationships is 13.8 years as of July 31, 2016.

Cash Surrender Value – Life Insurance

At July 31, 2016, August 2, 2015, and May 1, 2016 we had one life insurance contract with a death benefit of $1.4 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our cash surrender value – life insurance balances totaling $358,000, $339,000 and $357,000 at July 31, 2016, August 2, 2015, and May 1, 2016, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 31, 2016	May 1, 2016	August 2, 2015
Compensation, commissions and related benefits	$5,400	$4,946	$10,011
Advertising rebates	485	1,835	870
Interest	7	81	-
Other accrued expenses	998	869	1,041
	$6,890	$7,731	$11,922

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	July 31, 2016	May 1, 2016	August 2, 2015
Unsecured senior term notes	$-	$2,200	$-
Current maturities of long-term debt	-	(2,200)	-
Long-term debt, less current maturities
of long-term debt	$-	$-	$-

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

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 1.94% at July 31, 2016) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purpose of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

At July 31, 2016, we had outstanding borrowings associated with the Credit Agreement totaling $7.0 million. These outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at August 2, 2015, and May 1, 2016, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 31, 2016, August 2, 2015, and May 1, 2016, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that will allow us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit (all of which is currently outstanding and in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 15 for further details). This $5.0 million letter of credit will be automatically reduced in $1.25 million increments on August 1, 2017, November 1, 2017, February 1, 2018, and May 15, 2018, respectively.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.0 million USD at July 31, 2016), that expires on March 8, 2017. This agreement has an interest rate determined by the Chinese government and there were no borrowings outstanding as of July 31, 2016, August 2, 2015, and May 1, 2016.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 31, 2016, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At August 2, 2015, the carrying value of the company’s long-term debt was $2.2 million and the fair value was $2.3 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at July 31, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$3,950	N/A	N/A	$3,950
Low Duration Bond Fund	1,073	N/A	N/A	1,073
Intermediate Term Bond Fund	754	N/A	N/A	754
Strategic Income Fund	597	N/A	N/A	597
Large Blend Fund	310	N/A	N/A	310
Mid Cap Value Fund	117	N/A	N/A	117
Growth Allocation Fund	97	N/A	N/A	97
Other	147	N/A	N/A	147

	Fair value measurements at August 2, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$2,705	N/A	N/A	$2,705
Intermediate Term Bond Fund	2,149	N/A	N/A	2,149
Low Duration Bond Fund	2,100	N/A	N/A	2,100
Limited Term Bond Fund	1,092	N/A	N/A	1,092
Strategic Income Fund	995	N/A	N/A	995
Growth Allocation Fund	109	N/A	N/A	109
Other	79	N/A	N/A	79

	Fair value measurements at May 1, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$3,404	N/A	N/A	$3,404
Low Duration Bond Fund	1,604	N/A	N/A	1,604
Intermediate Term Bond Fund	1,154	N/A	N/A	1,154
Strategic Income Fund	999	N/A	N/A	999
Limited Term Bond Fund	602	N/A	N/A	602
Large Blend Fund	289	N/A	N/A	289
Growth Allocation Fund	148	N/A	N/A	148
Mid Cap Value Fund	102	N/A	N/A	102
Other	82	N/A	N/A	82

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

Short-Term Investments

At July 31, 2016, August 2, 2015, and May 1, 2016, our short-term investments totaled $2.4 million, $6.3 million, and $4.4 million, respectively, and consisted of short-term bond funds. Our short-term bond funds are recorded at their fair value, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $33,000, $184,000, and $100,000 at July 31, 2016, August 2, 2015, and May 1, 2016, respectively. At July 31, 2016, August 2, 2015, and May 1, 2016, the fair value of our short-term bond funds approximated its cost basis.

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

Our long-term investments are recorded at their fair value of $4.6 million, $2.9 million, and $4.0 million at July 31, 2016, August 2, 2015, and May 1, 2016, respectively. Our long-term investments had an accumulated unrealized loss of $15,000 and $44,000 at July 31, 2016 and May 1, 2016, respectively. At August 2, 2015, our accumulated gains or losses regarding our long-term investments were immaterial. The fair value of our long-term investments approximates its cost basis.

Other

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, line of credit, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Three months ended
(dollars in thousands)	July 31, 2016	August 2, 2015
Interest	$3	$-
Income taxes	2,263	900

Interest costs charged to operations and incurred on our long-term debt and lines of credit were $9,000 and $44,000 for the three months ended July 31, 2016 and August 2, 2015, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest costs of $9,000 and $20,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the three months ended July 31, 2016 and August 2, 2015, respectively.

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

	Three months ended
(amounts in thousands)	July 31, 2016	August 2, 2015
Weighted average common shares outstanding, basic	12,286	12,277
Dilutive effect of stock-based compensation	177	179
Weighted average common shares outstanding, diluted	12,463	12,456

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended July 31, 2016 and August 2, 2015, as the exercise price of the options was less than the average market price of the common shares.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	July 31, 2016	August 2, 2015
Net sales:
Mattress Fabrics	$50,530	$47,808
Upholstery Fabrics	30,152	32,377
	$80,682	$80,185
Gross profit:
Mattress Fabrics	$11,901	$9,925
Upholstery Fabrics	6,518	6,277
	$18,419	$16,202
Selling, general, and administrative expenses:
Mattress Fabrics	$3,499	$2,923
Upholstery Fabrics	3,534	3,595
Total segment selling, general, and
administrative expenses	7,033	6,518
Unallocated corporate expenses	2,713	2,223
	$9,746	$8,741
Income from operations:
Mattress Fabrics	$8,402	$7,003
Upholstery Fabrics	2,984	2,681
Total segment income from operations	11,386	9,684
Unallocated corporate expenses	(2,713)	(2,223)
Total income from operations	8,673	7,461
Interest expense	-	(24)
Interest income	25	66
Other expense	(152)	(95)
Income before income taxes	$8,546	$7,408

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Segment assets:
Mattress Fabrics
Current assets (1)	$39,800	$42,530	$43,472
Non-compete agreement	885	960	903
Customer relationships	702	753	715
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	39,435	35,116	37,480
Total mattress fabrics assets	92,284	90,821	94,032
Upholstery Fabrics
Current assets (1)	31,021	29,721	26,540
Property, plant and equipment (3)	1,459	1,518	1,564
Total upholstery fabrics assets	32,480	31,239	28,104
Total segment assets	124,764	122,060	122,136
Non-segment assets:
Cash and cash equivalents	45,549	25,933	37,787
Short-term investments	2,434	6,336	4,359
Deferred income taxes	1,942	4,406	2,319
Income taxes receivable	-	142	155
Other current assets	2,294	3,502	2,477
Property, plant and equipment (4)	851	846	929
Long-term investments	4,611	2,893	4,025
Other assets	915	762	955
Total assets	$183,360	$166,880	$175,142

	Three months ended
(dollars in thousands)	July 31, 2016	August 2, 2015
Capital expenditures (5):
Mattress Fabrics	$3,521	$2,704
Upholstery Fabrics	14	183
Unallocated Corporate	8	73
Total capital expenditures	$3,543	$2,960
Depreciation expense:
Mattress Fabrics	$1,556	$1,359
Upholstery Fabrics	205	196
Total depreciation expense	$1,761	$1,555

(1)	Current assets represent accounts receivable and inventory for the respective segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)
The $39.4 million at July 31, 2016, represents property, plant, and equipment of $25.5 million and $13.9 million located in the U.S. and Canada, respectively. The $35.1 million at August 2, 2015, represents property, plant, and equipment of $23.6 million and $11.5 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

(3)
The $1.5 million at July 31, 2016, represents property, plant, and equipment of $847 and $612 located in the U.S. and China, respectively. The $1.5 million at August 2, 2015, represents property, plant, and equipment of $818 and $700 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893 and $671 located in the U.S. and China, respectively.

(4)
The $851, $846, and $929 at July 31, 2016, August 2, 2015 and May 1, 2016, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.2 million, or 37.8% of income before income taxes, for the three month period ended July 31, 2016, compared to income tax expense of $2.7 million, or 36.5% of income before income taxes, for the three month period ended August 2, 2015. Our effective income tax rates for the three month periods ended July 31, 2016, and August 2, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016
federal income tax rate	34.0%	34.0%
U.S state income tax expense	1.4	0.8
tax effects of Chinese foreign exchange gains	1.1	0.4
increase in liability for uncertain tax positions	0.5	0.3
other	0.8	1.0
	37.8%	36.5%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at July 31, 2016, we recorded a partial valuation allowance of $625,000, of which $539,000 pertained to certain U.S. state net operating loss carryforwards and credits and $86,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at August 2, 2015, we recorded a partial valuation allowance of $926,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $365,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at July 31, 2016, August 2, 2015, and May 1, 2016, respectively.

The recorded valuation allowance of $625,000 at July 31, 2016, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of July 31, 2016, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At July 31, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $134.7 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $431,000, which included U.S. income and foreign withholding taxes totaling $39.8 million, offset by U.S. foreign income tax credits of $39.4 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 2, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $88.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $33.8 million, offset by U.S. foreign income tax credits of $31.8 million.

At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.

Overall

At July 31, 2016, our non-current deferred tax asset of $1.9 million represents $1.4 million and $561,000 from our operations located in the U.S. and China, respectively. At August 2, 2015, our non-current deferred tax asset of $4.4 million represents $3.5 million and $914,000 from our operations located in the U.S. and China, respectively. At May 1, 2016, our non-current deferred tax asset of $2.3 million represents $1.7 million and $572,000 from our operations located in the U.S. and China, respectively.

Our non-current deferred tax liability balances of $1.5 million, $1.1 million, and $1.5 million at July 31, 2016, August 2, 2015, and May 1, 2016, respectively, pertain to our operations located in Canada.

Uncertainty In Income Taxes

At July 31, 2016, we had a $15.0 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 1, 2016, we had a $14.9 million total gross unrecognized tax benefit, of which $3.8 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At July 31, 2016, we had a $15.0 million total gross unrecognized tax benefit, of which $11.2 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At August 2, 2015, we had a $14.2 million total gross unrecognized tax benefit, of which $10.6 million and $3.6 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 1, 2016, we had $14.9 million of total gross unrecognized tax benefit, of which $11.1 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $868,000 for fiscal 2017. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 31, 2016, the company’s statutory surplus reserve was $4.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Purchase Commitments

Overall

At July 31, 2016, August 2, 2015, and May 1, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $10.5 million, $2.6 million, and $10.6 million, respectively. The $10.5 million and $10.6 million open purchase commitments as of July 31, 2016 and May 1, 2016, include $7.4 million and $9.3 million associated with the construction of a new building noted below.

Construction of New Building

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at a current estimated cost of $11.2 million. This agreement required an installment payment of $1.9 million in April 2016 and requires additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019- $1.2 million. Interest will be charged on the required outstanding installment payments in excess of services that have been rendered at a rate of $2.25% plus the current 30 day LIBOR rate.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor's bank being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments noted above, there will be a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

As of July 31, 2016, we have made payments totaling $3.8 million for services rendered on the construction of this building. The remaining $7.4 million on this commitment is required to be paid on an installment basis over the next three fiscal years as follows: Fiscal 2017 - $2.4 million; Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.2 million.

The construction of this new building is currently expected to be completed in December 2016.

16.  Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the three months ended July 31, 2016, and August 2, 2015, we did not purchase any shares of our common stock.

At July 31, 2016, we had $5.0 million available for additional repurchases of our common stock.

17.  Dividend Program

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividends were paid on July 15, 2016, to shareholders of record as of July 1, 2016. During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented the special cash dividend payment of $0.21 per share, and $861,000 represented the quarterly dividend payment of $0.07 per share.

During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $740,000 represented a quarterly dividend payment of $0.06 per share.

On August 30, 2016, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.07 per share. This payment will be made on October 17, 2016, to shareholders of record as of October 3, 2016.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “depend” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, operating income, capital expenditures, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on out business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 15, 2016, for the fiscal year ended May 1, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended July 31, 2016, and August 2, 2015, each represent 13-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	July 31, 2016	August 2, 2015	Change
Net sales	$80,682	$80,185	0.6%
Gross profit	18,419	16,202	13.7%
Gross profit margin	22.8%	20.2%	260	bp
SG&A expenses	9,746	8,741	11.5%
Income from operations	8,673	7,461	16.2%
Operating margin	10.7%	9.3%	140	bp
Income before income taxes	8,546	7,408	15.4%
Income taxes	3,233	2,707	19.4%
Net income	5,313	4,701	13.0%

Net Sales

Overall, our net sales were flat for the first quarter of fiscal 2017 compared with the same period a year ago, with mattress fabric net sales increasing 5.7% and upholstery fabric net sales decreasing 6.9%. We have remained focused on our top strategic priorities of product innovation and creativity to provide a product mix that meets the demands of our customers in both our business segments. Our scalable and flexible manufacturing platform supports this strategy, and we have made significant capital investments (mostly with our mattress fabric segment) to improve our operating efficiencies and overall capacity.

Income Before Income Taxes

The increase in income before income taxes primarily reflects the improvement in our operating results for both business segments. We continued to realize the benefits of our recent capital investments in our mattress fabrics business, with increased capacity via newer and more efficient equipment, enhanced finishing capabilities and better overall throughput. We also incurred lower raw material costs and operating expenses (primarily due to more favorable currency exchange rates) in both our business segments during the first quarter of fiscal 2017 compared with first quarter of fiscal 2016.  Partially offsetting the improvement in income before income taxes was the increase in SG&A expenses due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher inventory warehousing costs and design and sales expenses associated with our mattress fabrics segment.

See the Segment Analysis section below for further details.

Liquidity

At July 31, 2016, our cash and cash equivalents and short-term investments totaled $48.0 million compared with $42.1 million at May 1, 2016. As planned, we borrowed $7.0 million during the first quarter of fiscal 2017 to support our short-term cash needs and mitigate our risk associated with foreign currency exchange rate fluctuations. This increase from the end of fiscal 2016 was therefore primarily due to the borrowings on our U.S. revolving line of credit and net cash provided by our operating activities of $5.8 million, partially offset by dividend payments of $3.4 million and capital expenditures mostly associated with our mattress fabric segment of $3.1 million.

Our net cash provided by operating activities was $5.8 million for the three months ending July 31, 2016, an increase of $4.7 million compared with $1.1 million for the three months ending August 2, 2015. This increase reflects improved cash collections, with customers associated with both our business segments taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the same period a year ago. Days sales in accounts receivable were 26 days and 29 days during the first quarters of fiscal 2017 and 2016, respectively. Also, this increase is due to improved inventory management during the first quarter of fiscal 2017 compared to the same period a year ago. Partially offsetting the increase in net cash provided by operating activities was higher incentive bonus payments in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

Dividend Program

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividends were paid on July 15, 2016, to shareholders of record as of July 1, 2016. During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented the special cash dividend payment of $0.21 per share, and $861,000 represented the quarterly dividend payment of $0.07 per share.

During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $740,000 represented a quarterly dividend payment of $0.06 per share.

On August 30, 2016, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.07 per share. This payment will be made on October 17, 2016, to shareholders of record as of October 3, 2016.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the three months ended July 31, 2016, and August 2, 2015, we did not purchase any shares of our common stock.

At July 31, 2016, we had $5.0 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 31, 2016	August 2, 2015	Change

Net sales	$50,530	$47,808	5.7%
Gross profit	11,901	9,925	19.9%
Gross profit margin	23.6%	20.8%	280	bp
SG&A expenses	3,499	2,923	19.7%
Income from operations	8,402	7,003	20.0%
Operating margin	16.6%	14.6%	200	bp

Net Sales

The increase in net sales reflects our strategic focus on design and innovation which has allowed us to offer a diverse product line across most price points and style trends.  Our mattress cover business, known as CLASS, continued to perform well. CLASS allows us to design our product offerings from fabric to finished cover and expand our business with our traditional customers and also target new market segments, especially the fast growing Internet bedding space. Our scalable and flexible manufacturing platform supports this strategy, and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Although our net sales increased during the first quarter of fiscal 2017, we see some uncertainty with respect to demand trends for the rest of fiscal 2017. We will continue to be strategic in targeting customers who value our innovation and value proposition.

Gross Profit and Operating Income

Our mattress fabric gross profit and operating income increased in the first quarter of fiscal 2017 compared with the same period a year ago. These results reflect the increase in net sales noted above and the benefits of our recent capital investments, with increased production capacity, enhanced finishing capabilities, and improved overall efficiency and throughput.  Also, we experienced lower raw material costs and operating expenses due to more favorable currency exchange rates in Canada. Partially offsetting the improvement in operating income was an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher inventory warehousing costs and design and sales expenses.

During the first quarter of fiscal 2017, we continued to make capital investments to enhance our operations and improve product delivery performance. We are working on additional expansion projects associated with our facilities located in North Carolina, which will add more production capacity, expand our design and administrative facilities, and enhance our distribution capabilities. Additionally, we have commenced the second phase of our expansion project with our facility located in Canada, which includes additional new equipment, enhanced finishing capabilities, and a new distribution platform that is expected to improve our service to customers located in Canada. The above mentioned capital projects are expected to be completed in the second half of fiscal 2017.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Accounts receivable and inventory	$39,800	$42,530	$43,472
Property, plant & equipment	39,435	35,116	37,480
Goodwill	11,462	11,462	11,462
Non-compete agreement	885	960	903
Customer Relationships	702	753	715

Accounts Receivable & Inventory

As of July 31, 2016, accounts receivable and inventory decreased $2.7 million, or 6.4%, compared with August 2, 2015, despite the increase in net sales of 5.7% noted above. This decrease is primarily due to improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

As of July 31, 2016, accounts receivable and inventory decreased $3.7 million, or 8.4%, compared with May 1, 2016, despite an increase in net sales of $50.5 million in the first quarter of fiscal 2017 compared with $48.9 million in the fourth quarter of fiscal 2016. This decrease is due to improved inventory management and improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the fourth quarter of fiscal 2016.

Property, Plant & Equipment

The $39.4 million at July 31, 2016, represents property, plant and equipment of $25.5 million and $13.9 million located in the U.S. and Canada, respectively. The $35.1 million at August 2, 2015, represents property, plant, and equipment of $23.6 million and $11.5 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

As of July 31, 2016, property, plant, and equipment increased $4.3 million, or 12%, compared with August 2, 2015. This increase is primarily due to the capital investments noted above, partially offset by depreciation expense.

As of July 31, 2016, property, plant, and equipment increased $2.0 million, or 5%, compared with May 1, 2016. This increase is due to capital expenditures of $3.5 million that primarily relate to the construction of a new building (see Note 15 to the Consolidated Financial Statements for further details) and purchases and installation of machinery and equipment, partially offset by depreciation expense of $1.5 million for the first quarter of fiscal 2017.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	July 31, 2016		August 2, 2015		% Change

Non U.S. Produced	$27,845	92%	$29,954	93%	(7.0)%
U.S. Produced	2,307	8%	2,423	7%	(4.8)%
Total	$30,152	100%	$32,377	100%	(6.9)%

Our decrease in upholstery fabric net sales reflects softer retail demand for furniture and our strategy to enhance both our customer and product mix to improve our profitability.

Design and product innovation remain our top strategic priorities. This strategy has allowed us to offer a diverse range of products that meet changing market trends and style preferences. As a result, we have enhanced our customer and product mix with improved profitability, especially for our newest products. The recent launch of our product line of highly durable and stain-resistant fabrics has been well received in the market place.  Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	July 31, 2016	August 2, 2015	Change

Gross profit	$6,518	$6,277		3.8%
Gross profit margin	21.6%	19.4%	220	bp
SG&A expenses	3,534	3,595		(1.7)%
Income from operations	2,984	2,681		11.3%
Operating margin	9.9%	8.3%	160	bp

Although our net sales decreased for the first quarter of fiscal 2017, our gross profit and operating income increased in comparison to the same period a year ago. This trend reflects our strategy of enhancing our customer and product mix to improve profitability as noted above. Also, we experienced lower raw material costs and operating expenses due to more favorable currency exchange rates in China.

Culp Europe

At the end of the third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. We remain interested in developing business in Europe, and we are pursuing a strategy for selling upholstery fabric into this market.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	July 31, 2016	August 2, 2015	May 1, 2016
Accounts receivable and inventory	$31,021	$29,721	$26,540
Property, plant & equipment	1,459	1,518	1,564

Accounts Receivable & Inventory

As of July 31, 2016, accounts receivable and inventory increased $1.3 million, or 4%, compared with August 2, 2015. This increase is primarily due to a planned build up of inventory as the Chinese government is requiring temporary plant shutdowns of certain suppliers in order to improve air quality in anticipation of the G20 Summit taking place in September 2016. The increase in inventory was partially offset by improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

As of July 31, 2016, accounts receivable and inventory increased $4.5 million or 17% compared with May 1, 2016. This increase is primarily due to a planned build up of inventory in anticipation of the G20 Summit noted above.

Property, Plant & Equipment

The $1.5 million at July 31, 2016, represents property, plant, and equipment of $847,000 and $612,000 located in the U.S. and China, respectively. The $1.5 million at August 2, 2015, represents property, plant, and equipment of $818,000 and $700,000 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893,000 and $671,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 31, 2016	August 2, 2015	% Change

SG&A expenses	$9,746	$8,741	11.5%
Interest expense	-	24	(100.0)%
Interest income	25	66	(62.1)%
Other expense	152	95	60.0%

Selling, General and Administrative Expenses

The increase in SG&A expenses is primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets and higher inventory warehousing costs and design and sales expenses associated with our mattress fabrics segment.

Interest Expense

Interest expense decreased for the first quarter of fiscal 2017 compared with the same period a year ago. This trend primarily reflects payment of the final installment on our long-term debt that was paid in full on August 11, 2015. Interest costs charged to operations and incurred on our U.S. line of credit and long-term debt were $9,000 and $44,000 for the first quarter of fiscal 2017 and 2016, respectively. Interest costs charged to operations were reduced by of $9,000 and $20,000 for capitalized interest costs for the first quarter of fiscal 2017 and 2016, respectively. These capitalized interest costs will be amortized over the related assets’ useful lives.

Interest Income

Interest income decreased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This trend reflects higher cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances during the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances are earning lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries.

During fiscal 2016, we implemented a strategy reducing the amount of cash we hold in Chinese Yuan Renminbi. Although this action has resulted in lower interest income, this strategy has significantly mitigated our foreign currency exchange rate exposure in China. See discussion in “Other Expense” noted below.

Other Expense

The increase in other expense is primarily due to unrealized holding gains associated with our Rabbi Trust investments that increased our deferred compensation obligation and a realized loss on the sale of short-term investments used to support our current cash requirements.

During the first quarter of fiscal 2017, our operations located in Canada and China reported a foreign exchange gain of $30,000 compared with $35,000 in the first quarter of fiscal 2016. These results reflect our ability to mitigate the effects of foreign currency exchange rate fluctuations through the maintenance of a natural hedge by keeping a balance of assets and liabilities in foreign currencies other than the U.S. dollar. As noted above, we made a concerted effort in fiscal 2016 to transfer significant amounts of cash we hold in Chinese Yuan Renminbi to accounts denominated in U.S. dollars.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.2 million, or 37.8% of income before income taxes, for the three month period ended July 31, 2016, compared to income tax expense of $2.7 million, or 36.5% of income before income taxes, for the three month period ended August 2, 2015. Our effective income tax rates for the three month periods ended July 31, 2016, and August 2, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016
federal income tax rate	34.0%	34.0%
U.S state income tax expense	1.4	0.8
tax effects of Chinese foreign exchange gains	1.1	0.4
increase in liability for uncertain tax positions	0.5	0.3
other	0.8	1.0
	37.8%	36.5%

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of July 31, 2016, August 2, 2015, and May 1, 2016, respectively.

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances  associated with undistributed earnings from our foreign subsidiaries as of July 31, 2016, August 2, 2015, and May 1, 2016, respectively.

Uncertainty In Income Taxes

In accordance with ASC Topic 740, we must recognize the income tax affects from uncertain tax positions only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The income tax effect recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures of our uncertain income tax positions as of July 31, 2016, August 2, 2015, and May 1, 2016, respectively.

Income Taxes Paid

We reported income tax expense of $3.2 million and $2.7 million for the first quarters of fiscal 2017 and 2016, respectively. Currently, we are not paying income taxes in the United States as we have an estimated $18.0 million in operating loss carryforwards as of May 1, 2016. However, we did have income tax payments of $2.3 million and $900,000 for the first quarters of fiscal 2017 and 2016, respectively. These income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $48.0 million at July 31, 2016, cash flow from operations, and the current availability under our revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At July 31, 2016, our cash and cash equivalents and short-term investments totaled $48.0 million compared with $42.1 million at May 1, 2016. As planned, we borrowed $7.0 million during the first quarter of fiscal 2017 to support our short-term cash needs and mitigate our risk associated with foreign currency exchange rate fluctuations. This increase from the end of fiscal 2016 was therefore primarily due to the borrowings on our U.S. revolving line of credit and net cash provided by our operating activities of $5.8 million, partially offset by dividend payments of $3.4 million and capital expenditures mostly associated with our mattress fabric segment of $3.1 million.

We currently hold cash and cash equivalents and short-term investments in foreign jurisdictions to support the operational requirements of our foreign operations and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents and short-term investments by geographic area follows:

	July 31,	August 2,	May 1,
	2016	2015	2016
Cayman Islands	$36,101	$8,591	$25,762
China	5,720	12,019	8,454
Canada	4,296	8,531	6,844
United States	1,866	3,128	1,086
	$47,983	$32,269	$42,146

Our net cash provided by operating activities was $5.8 million for the three months ending July 31, 2016, an increase of $4.7 million compared with $1.1 million for the three months ending August 2, 2015. This increase reflects improved cash collections with customers associated with both our business segments taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the same period a year ago. Days’ sales in accounts receivable were 26 days and 29 days during the first quarters of fiscal 2017 and 2016, respectively. Also, this increase is due to improved inventory management during the first quarter of fiscal 2017 compared to the same period a year ago.  Partially offsetting the increase in net cash provided by operating activities was higher incentive bonus payments in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

We have had a significant shift from cash and cash equivalents and short-term investments held in China to the Cayman Islands. Since April 2016 through the end of our first quarter of fiscal 2017, we distributed earnings and profits totaling $39.2 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. This shift is primarily due to our strategy of ultimately repatriating earnings and profits from our subsidiaries located in China to the U.S. ($3.1 million during the fourth quarter of fiscal 2016) and mitigating our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By reducing the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yuan Renminbi, and therefore mitigate the risk against foreign currency exchange rate fluctuations in China. In addition, by transferring earnings and profits from China to the Cayman Islands, it provides increased flexibility to repatriate these earnings and profits to the U.S. for various strategic purposes.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On June 15, 2016, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.07 per share. These dividends were paid on July 15, 2016, to shareholders of record as of July 1, 2016. During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented the special cash dividend payment of $0.21 per share, and $861,000 represented the quarterly dividend payment of $0.07 per share.

During the first quarter of fiscal 2016, dividend payments totaled $5.7 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $740,000 represented a quarterly dividend payment of $0.06 per share.

On August 30, 2016, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.07 per share. This payment will be made on October 17, 2016, to shareholders of record as of October 3, 2016.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the three months ended July 31, 2016, and August 2, 2015, we did not purchase any shares of our common stock.

At July 31, 2016, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at July 31, 2016, were $22.7 million, a decrease of $3.0 million, or 12%, compared with $25.7 million at August 2, 2015. This decrease is primarily due to improved cash collections as customers were taking more advantage of sales discounts in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. Days’ sales outstanding were 26 days for the first quarter of fiscal 2017 compared with 29 days for the first quarter of fiscal 2016.

Inventories as of July 31, 2016, were $48.1 million, an increase of $1.6 million, or 3%, compared with $46.5 million at August 2, 2015. This increase is primarily due to a planned build up of inventory associated with our upholstery fabrics segment as the Chinese government is requiring temporary plant shutdowns of certain suppliers in order to improve air quality in anticipation of the G20 Summit taking place in September 2016. The increase in inventory associated with our upholstery fabrics segment was partially offset by a decrease in inventory associated with our mattress fabrics segment resulting from improved inventory management. Inventory turns were 5.3 for the first quarter of fiscal 2017 compared with 5.6 for the first quarter of fiscal 2016.

Accounts payable-trade as of July 31, 2016, were $26.7 million, a decrease of $1.5 million, or 5%, compared with $28.2 million at August 2, 2015.  This decrease is primarily due to the timing of payments to suppliers during the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $43.5 million at July 31, 2016, compared with $43.4 million at August 2, 2015. Operating working capital turnover was 7.0 during the first quarter of fiscal 2017 compared with 7.7 during the first quarter of fiscal 2016.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purpose of our revolving lines of credit are to support potential short term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreement. At July 31, 2016, we were in compliance with all our financial covenants.

Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $3.1 million for the first quarter for fiscal 2017 compared with $3.3 million for the same period a year ago. Capital expenditures for the first quarters of fiscal 2017 and 2016 mostly related to our mattress fabrics segment.

Depreciation expense was $1.8 million for the first quarter of fiscal 2017 compared with $1.6 million for the first quarter of fiscal 2016. Depreciation expense for the first quarters of fiscal 2017 and 2016 mostly related to the mattress fabrics segment.

For fiscal 2017, we are projecting capital expenditures for the company as a whole to be approximately $12.0 million. Depreciation expense for the company as a whole is projected to be approximately $7.0 million in fiscal 2017. The estimated capital expenditures and depreciation expense mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At July 31, 2016, we had total amounts due regarding capital expenditures totaling $627,000, which pertain to outstanding invoices, none of which are financed. This amount due of $627,000 is required to be paid in full in fiscal 2017.

Purchase Commitments – Capital Expenditures

At July 31, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $10.5 million. The $10.5 million as of July 31, 2016, includes $7.4 million associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at a current estimated cost of $11.2 million. This agreement required an installment payment of $1.9 million in April 2016 and  requires additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019- $1.2 million. Interest will be charged on the required outstanding installment payments in excess of services that have been rendered at a rate of $2.25% plus the current 30 day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor's bank being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments noted above, there will be a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

As of July 31, 2016, we have made payments totaling $3.8 million for services rendered on the construction of this building. The remaining $7.4 million on this commitment is required to be paid on an installment basis over the next three fiscal years as follows: Fiscal 2017 - $2.4 million; Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.2 million.

The construction of this new building is currently expected to be completed in December 2016.

Critical Accounting Policies and Recent Accounting Developments

At July 31, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2016.

Contractual Obligations

As of July 31, 2016, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

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

At July 31, 2016, our U.S. revolving credit agreement required interest to be charged at a rate (applicable interest rate of 1.94% at July 31, 2016) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 31, 2016, our U.S. revolving credit line had outstanding borrowings of $7.0 million. There were no borrowings outstanding under our revolving credit line associated with our China operations at July 31, 2016.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 31, 2016, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2016, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 31, 2016. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended July 31, 2016. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 2, 2016 to June 5, 2016	-	-	-	$1,859,274
June 6, 2016 to July 3, 2016	-	-	-	$5,000,000
July 4, 2016 to July 31, 2016	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

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

CULP, INC.
(Registrant)

Date: September 9, 2016	By:	/s/ Kenneth R. Bowling
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