Form 10-Q
period 2016-10-30
CULP INC
filed 2016-12-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.   ☒YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).  ☒YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding at October 30, 2016:  12,311,756
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 30, 2016

Page

Part I - Financial Statements

Item 1.     Financial Statements: (Unaudited)

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 30, 2016 AND NOVEMBER 1, 2015
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 30,	November 1,
	2016	2015

Net sales	$75,343	76,956
Cost of sales	58,442	61,223
Gross profit	16,901	15,733

Selling, general and
administrative expenses	9,602	9,433
Income from operations	7,299	6,300

Interest income	(15)	(69)
Other expense	155	225
Income before income taxes	7,159	6,144

Income taxes	2,684	2,373
Net income	$4,475	3,771

Net income per share, basic	$0.36	0.31
Net income per share, diluted	0.36	0.30
Average shares outstanding, basic	12,308	12,343
Average shares outstanding, diluted	12,507	12,484

	SIX MONTHS ENDED

	October 30,	November 1,
	2016	2015

Net sales	$156,026	157,141
Cost of sales	120,705	125,206
Gross profit	35,321	31,935

Selling, general and
administrative expenses	19,348	18,175
Income from operations	15,973	13,760

Interest income	(40)	(112)
Other expense	307	320
Income before income taxes	15,706	13,552

Income taxes	5,917	5,081
Net income	$9,789	8,471

Net income per share, basic	$0.80	0.69
Net income per share, diluted	0.78	0.68
Average shares outstanding, basic	12,297	12,310
Average shares outstanding, diluted	12,495	12,481

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 30, 2016 AND NOVEMBER 1, 2015
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	October 30,	November 1,
	2016	2015

Net income	$4,475	$3,771

Other comprehensive income (loss)

Unrealized gains (losses) on investments

Unrealized holding gains (losses) on investments	4	(29)

Reclassification adjustment for realized loss included in net income	-	56

Total other comprehensive income	4	27

Comprehensive income	$4,479	$3,798

	SIX MONTHS ENDED

	October 30,	November 1,
	2016	2015

Net income	$9,789	$8,471

Other comprehensive gain (loss)

Unrealized gains (losses) on investments

Unrealized holding gains (losses) on investments	88	(118)

Reclassification adjustment for realized loss included in net income	12	56

Total other comprehensive gain (loss)	100	(62)

Comprehensive income	$9,889	$8,409

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 30, 2016, NOVEMBER 1, 2015 AND MAY 1, 2016
UNAUDITED
(Amounts in Thousands)

	October 30,	November 1,	* May 1,
	2016	2015	2016
Current assets:
Cash and cash equivalents	$13,910	31,176	37,787
Short-term investments	2,430	6,320	4,359
Accounts receivable, net	19,039	23,314	23,481
Inventories	45,954	46,479	46,531
Income taxes receivable	-	75	155
Other current assets	1,675	2,614	2,477
Total current assets	83,008	109,978	114,790

Property, plant and equipment, net	45,537	38,319	39,973
Goodwill	11,462	11,462	11,462
Deferred income taxes	581	3,415	2,319
Long-term investments - Held-To-Maturity	31,050	-	-
Long-term investments - Rabbi Trust	4,994	3,279	4,025
Other assets	2,495	2,494	2,573

Total assets	$179,127	168,947	175,142

Current liabilities:
Accounts payable-trade	20,183	25,221	23,994
Accounts payable - capital expenditures	3,000	1,269	224
Accrued expenses	8,878	9,895	11,922
Income taxes payable - current	513	305	180
Total current liabilities	32,574	36,690	36,320

Income taxes payable - long-term	3,734	3,655	3,841
Deferred income taxes	1,699	1,206	1,483
Deferred compensation	5,171	4,421	4,686

Total liabilities	43,178	45,972	46,330

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,311,756 at October 30, 2016; 12,350,265
at November 1, 2015; and 12,265,489 at
May 1, 2016	615	618	614
Capital contributed in excess of par value	45,349	44,708	43,795
Accumulated earnings	90,029	77,806	84,547
Accumulated other comprehensive loss	(44)	(157)	(144)
Total shareholders' equity	135,949	122,975	128,812

Total liabilities and shareholders' equity	$179,127	168,947	175,142

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 30, 2016 AND NOVEMBER 1, 2015
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 30,	November 1,
	2016	2015

Cash flows from operating activities:
Net income	$9,789	8,471
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,511	3,184
Amortization of other assets	80	86
Stock-based compensation	1,657	1,339
Excess tax benefit related to stock-based compensation	(167)	(838)
Deferred income taxes	2,121	2,816
Realized loss on sale of short-term investments	12	56
Loss (gain) on sale of equipment	9	(60)
Foreign currency exchange gains	(53)	(13)
Changes in assets and liabilities:
Accounts receivable	4,142	4,892
Inventories	219	(4,135)
Other current assets	751	(302)
Other assets	-	8
Accounts payable - trade	(3,274)	(2,921)
Accrued expenses and deferred compensation	(2,749)	(1,547)
Income taxes	554	168
Net cash provided by operating activities	16,602	11,204

Cash flows from investing activities:
Capital expenditures	(6,308)	(5,255)
Proceeds from the sale of equipment	-	225
Proceeds from the sale of short-term investments	2,000	3,612
Purchase of short-term investments	(23)	(46)
Purchase of long-term investments (Held-To-Maturity)	(31,050)	-
Purchase of long-term investments (Rabbi Trust)	(929)	(864)
Net cash used in investing activities	(36,310)	(2,328)

Cash flows from financing activities:
Proceeds from line of credit	7,000	-
Payments on line of credit	(7,000)	-
Payments on long-term debt	-	(2,200)
Excess tax benefit related to stock-based compensation	167	838
Dividends paid	(4,307)	(6,417)
Payments on debt issuance costs	(2)	(43)
Proceeds from common stock issued	11	126
Net cash used in financing activities	(4,131)	(7,696)

Effect of exchange rate changes on cash and cash equivalents	(38)	271

(Decrease) increase in cash and cash equivalents	(23,877)	1,451

Cash and cash equivalents at beginning of period	37,787	29,725

Cash and cash equivalents at end of period	$13,910	31,176

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, May 3, 2015	12,219,121	$611	43,159	75,752	(95)	$119,427
Net income	-	-	-	16,935	-	16,935
Stock-based compensation	-	-	2,742	-	-	2,742
Unrealized loss on investments	-	-	-	-	(49)	(49)
Excess tax benefit related to stock
based compensation	-	-	841	-	-	841
Common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
Common stock issued in connection
with performance based units	115,855	6	(6)	-	-	-
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	54,500	3	197	-	-	200
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-	-	-	(8,140)	-	(8,140)
Balance, May 1, 2016 *	12,265,489	614	43,795	84,547	(144)	128,812
Net income	-	-	-	9,789	-	9,789
Stock-based compensation	-	-	1,657	-	-	1,657
Unrealized gain on investments	-	-	-	-	100	100
Excess tax benefit related to stock
based compensation	-	-	167	-	-	167
Common stock issued in connection
with performance based units	49,192	2	(2)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	2,000	-	11	-	-	11
Common stock surrendered for
withholding taxes payable	(9,725)	(1)	(279)	-	-	(280)
Dividends paid	-	-	-	(4,307)	-	(4,307)
Balance, October 30, 2016	12,311,756	$615	45,349	90,029	(44)	$135,949

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

The company's six months ended October 30, 2016, and November 1, 2015, represent 26 week periods, respectively.

2. Significant Accounting Policies

As of October 30, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, an amendment to FASB ASC Topic 740, which simplifies the presentation of deferred income taxes on an entity's classified balance sheet. Currently, entities that are required to issue a classified balance sheet present a net current and net noncurrent deferred income tax asset or liability for each tax jurisdiction. The amendments in this ASU require entities to offset all deferred income tax assets and liabilities for each tax jurisdiction and present a net deferred income tax asset or liability as a single noncurrent amount. The recognition and measurement guidance for deferred income tax assets and liabilities are not affected by this amendment. This amended guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred income tax assets and liabilities.

We early adopted this amendment during the third quarter of fiscal 2016 on a retrospective basis. Accordingly, we reclassified our current deferred income taxes to noncurrent on our November 1, 2015 Consolidated Balance Sheet, which increased noncurrent deferred income taxes $3.0 million and decreased noncurrent deferred tax liabilities $4.7 million.

In June 2014, the Financial Accounting Standards Board ("FASB") amended its authoritative guidance on accounting for certain share-based payment awards. The amended guidance requires that share-based compensation awards with terms of a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. We are therefore required to apply this guidance in our fiscal 2018 interim and annual financial statements. We are currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are therefore required to apply this new guidance in our fiscal 2019 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Than Inventory, to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits recognition of deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted in the first interim period only. We are therefore required to apply this new guidance in our fiscal 2019 interim and annual financial statements. The amendments are to applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

3.  Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan updated and replaced our 2007 Equity Incentive Plan (the "2007 Plan") as the vehicle for granting new equity based awards substantially similar to those authorized under the 2007 Plan. In general, the 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. In connection with the approval of the 2015 Plan, no further awards will be granted under the 2007 Plan, but outstanding awards under the 2007 Plan will be settled in accordance with their terms.

At October 30, 2016, there were 980,486 shares available for future equity based grants under our 2015 plan.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the second quarter of fiscal 2017.

At October 30, 2016, options to purchase 81,600 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $8.44 per share, and a weighted average contractual term of 0.8 years. At October 30, 2016, the aggregate intrinsic value for options outstanding and exercisable was $1.6 million.

The aggregate intrinsic value for options exercised for the six months ending October 30, 2016 and November 1, 2015, was $43,000 and $1.0 million, respectively.

At October 30, 2016, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at October 30, 2016.

No compensation expense was recorded for incentive stock options for the six months ended October 30, 2016 and November 1, 2015, respectively.

Common Stock Awards

On October 3, 2016, we granted a total of 4,800 shares of common stock to our outside directors. These shares of common stock vest immediately and were measured at $29.80 per share, which represents the closing price of our common stock at the date of grant.

On October 1, 2015, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vest immediately and were measured at $31.77 per share, which represents the closing price of our common stock at the date of grant.

We recorded $143,000 and $95,000 within selling, general, and administrative expense for these common stock awards for the six months ending October 30, 2016, and November 1, 2015, respectively.

Performance Based Restricted Stock Units
Fiscal 2017 Grant

On July 14, 2016, certain key members of management were granted performance-based restricted stock units which could earn up to 107,880 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $28 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On July 14, 2016, a non-employee was granted performance-based restricted stock units which could earn up to 11,549 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At October 30, 2016, this grant was unvested and was measured at $28.15 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fiscal 2016 Grant

On July 15, 2015, certain key members of management were granted performance-based restricted stock units which could earn up to 107,554 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $32.23 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On July 15, 2015, a non-employee was granted performance-based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At October 30, 2016, this grant was unvested and was measured at $28.15 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.
Fiscal 2015 Grants

On June 24, 2014, certain key members of management were granted performance-based restricted stock units which could earn up to 102,845 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.70 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

On March 3, 2015, a non-employee was granted performance-based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At October 30, 2016, 16,000 restricted stock units associated with this grant were unvested and were measured at $28.15 per share, which represents the closing price of the company's common stock at the end of the reporting period. The vesting of these 16,000 restricted stock units vest over their requisite service period of 28 months.

During the first quarter of fiscal 2017, 12,000 shares of common stock associated with the grant vested and had a weighted average fair value of $345,000 or $28.77 per share.

2014 Grant

On June 25, 2013, certain key members of management were granted performance-based restricted stock units which could earn up to 72,380 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.12 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

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
Overall

We recorded compensation expense of $1.5 million and $1.2 million within selling, general, and administrative expense for our performance based restricted stock unit awards for the six month periods ending October 30, 2016 and November 1, 2015, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of October 30, 2016, the remaining unrecognized compensation cost related to our performance based restricted stock unit awards was $5.0 million, which is expected to be recognized over a weighted average vesting period of 2.0 years.

Time Vested Restricted Stock Units

On July 14, 2016, an employee was granted 1,200 shares of time vested restricted stock units. This award was valued based on the fair market value on the date of grant. The fair value of this award was $28 per share, which represents the closing price of our common stock on the date of grant. The vesting of this award is over the requisite service period of 11 months.

We recorded compensation expense of $11,000 within selling, general, and administrative expense for our time vested restricted stock unit awards for the six months ending October 30, 2016. There were not any time vested restricted stock unit awards granted or unvested during the six months ending November 1, 2015 and, therefore, no compensation expense was recorded.

At October 30, 2016, the remaining unrecognized compensation cost related to unvested time vested restricted stock awards was $23,000, which is expected to be recognized over the next 7.5 months.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Customers	$20,580	$25,045	$25,531
Allowance for doubtful accounts	(420)	(826)	(1,088)
Reserve for returns and allowances and discounts	(1,121)	(905)	(962)
	$19,039	$23,314	$23,481

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Beginning balance	$(1,088)	$(851)
Provision for bad debts	216	(81)
Net write-offs, net of recoveries	452	106
Ending balance	$(420)	$(826)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Beginning balance	$(962)	$(738)
Provision for returns, allowances
and discounts	(1,620)	(1,561)
Credits issued	1,461	1,394
Ending balance	$(1,121)	$(905)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Raw materials	$6,128	$6,272	$5,462
Work-in-process	2,518	2,779	2,972
Finished goods	37,308	37,428	38,097
	$45,954	$46,479	$46,531

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Cash surrender value – life insurance	$358	$339	$357
Non-compete agreement, net	866	941	903
Customer relationships, net	689	740	715
Other	582	474	598
	$2,495	$2,494	$2,573

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at October 30, 2016, November 1, 2015 and May 1, 2016, respectively. At October 30, 2016, November 1, 2015, and May 1, 2016, accumulated amortization for our non-compete agreement was $1.2 million, $1.1 million, and $1.1 million, respectively.

Amortization expense for our non-compete agreement was $38,000 for the six month periods ended October 30, 2016 and November 1, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $37,000; FY 2018 - $75,000; FY 2019- $75,000; FY 2020 - $75,000; FY 2021 - $75,000 and Thereafter - $529,000.

The weighted average amortization period for our non-compete agreement is 11.5 years as of October 30, 2016.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at October 30, 2016, November 1, 2015, and May 1, 2016, respectively. Accumulated amortization for our customer relationships was $179,000, $128,000, and $153,000 at October 30, 2016, November 1, 2015, and May 1, 2016, respectively.

Amortization expense for our customer relationships was $26,000 for the six months ending October 30, 2016 and November 1, 2015. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $25,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; and Thereafter - $460,000.

The weighted average amortization period for our customer relationships is 13.5 years as of October 30, 2016.

Cash Surrender Value – Life Insurance

At October 30, 2016, November 1, 2015, and May 1, 2016 we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $358,000, $339,000 and $357,000 at October 30, 2016, November 1, 2015, and May 1, 2016, respectively, are collectible upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Compensation, commissions and related benefits	$7,111	$6,657	$10,011
Advertising rebates	734	2,536	870
Interest	5	-	-
Other accrued expenses	1,028	702	1,041
	$8,878	$9,895	$11,922

8. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 1.98% at October 30, 2016) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purpose of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at October 30, 2016, November 1, 2015, and May 1, 2016, respectively.

At October 30, 2016, November 1, 2015, and May 1, 2016, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that will allow us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit (all of which is currently outstanding and in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 15 for further details). This $5.0 million letter of credit will be automatically reduced in increments of $1.25 million on August 1, 2017, November 1, 2017, February 1, 2018, and May 15, 2018, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million Chinese Yuan Renminbi (approximately $5.9 million USD at October 30, 2016), that expires on March 8, 2017. This agreement has an interest rate determined by the Chinese government and there were no borrowings outstanding as of October 30, 2016, November 1, 2015, and May 1, 2016.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 30, 2016, the company was in compliance with these financial covenants.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company's estimates and assumptions, which reflect those that market participants would use.

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at October 30, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Cash and Cash Equivalents	$23,940	N/A	N/A	$23,940
U.S. Corporate Bonds	-	7,110	N/A	7,110
Premier Money Market Fund	4,421	N/A	N/A	4,421
Low Duration Bond Fund	1,075	N/A	N/A	1,075
Intermediate Term Bond Fund	750	N/A	N/A	750
Strategic Income Fund	605	N/A	N/A	605
Large Blend Fund	319	N/A	N/A	319
Growth Allocation Fund	102	N/A	N/A	102
Other	152	N/A	N/A	152

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Short-Term Investments

At October 30, 2016, November 1, 2015, and May 1, 2016, our short-term investments totaled $2.4 million, $6.3 million, and $4.4 million, respectively, and consisted of short-term bond funds. Our short-term bond funds are recorded at their fair value, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $45,000, $171,000, and $100,000 at October 30, 2016, November 1, 2015, and May 1, 2016, respectively. At October 30, 2016, November 1, 2015, and May 1, 2016, the fair value of our short-term bond funds approximated its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long- Term Investments - Held-To-Maturity

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on the Consolidated Balance Sheet, based on contractual maturity date and stated at amortized cost.

At October 30, 2016, our held-to-maturity investments totaling $31.0 million consisted of invested cash and cash equivalents of $23.9 million and U.S. Corporate bonds of $7.1 million. The $23.9 million in invested cash and cash equivalents were used to purchase U.S. Corporate bonds during our third quarter of fiscal 2017 (all U.S. Corporate bond purchases were completed by November 3, 2016). The fair value of our held-to-maturity investments approximates their cost basis.

Long-Term Investments - Rabbi Trust

Effective January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the "Plan") and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

Our long-term investments are recorded at their fair value of $5.0 million, $3.3 million, and $4.0 million at October 30, 2016, November 1, 2015, and May 1, 2016, respectively. Our long-term investments had an accumulated unrealized gain of $1,000 and $14,000 at October 1, 2016 and November 1, 2015, respectively, and an accumulated realized loss of $44,000 at May 1, 2016. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Six months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Interest	$45	$86
Income taxes	3,238	2,088

Interest costs charged to operations were $45,000 and $49,000 for the six months ended October 30, 2016 and November 1, 2015, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest costs of $45,000 and $49,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets' useful lives for the six months ended October 30, 2016 and November 1, 2015, respectively.

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

	Three months ended
(amounts in thousands)	October 30, 2016	November 1, 2015
Weighted average common shares outstanding, basic	12,308	12,343
Dilutive effect of stock-based compensation	199	141
Weighted average common shares outstanding, diluted	12,507	12,484

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended October 30, 2016 and November 1, 2015, as the exercise price of the options was less than the average market price of the common shares.

	Six months ended
(amounts in thousands)	October 30, 2016	November 1, 2015
Weighted average common shares outstanding, basic	12,297	12,310
Dilutive effect of stock-based compensation	198	171
Weighted average common shares outstanding, diluted	12,495	12,481

All options to purchase shares of common stock were included in the computation of diluted net income for the six months ended October 30, 2016 and November 1, 2015, as the exercise price of the options was less than the average market price of the common shares.

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

Financial information for the company's operating segments follows:

	Three months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Net sales:
Mattress Fabrics	$45,527	$45,436
Upholstery Fabrics	29,816	31,520
	$75,343	$76,956
Gross profit:
Mattress Fabrics	$10,756	$9,456
Upholstery Fabrics	6,145	6,277
	$16,901	$15,733
Selling, general, and administrative expenses:
Mattress Fabrics	$3,296	$2,989
Upholstery Fabrics	3,652	3,813
Total segment selling, general, and
administrative expenses	6,948	6,802
Unallocated corporate expenses	2,654	2,631
	$9,602	$9,433
Income from operations:
Mattress Fabrics	$7,460	$6,467
Upholstery Fabrics	2,493	2,464
Total segment income from operations	9,953	8,931
Unallocated corporate expenses	(2,654)	(2,631)
Total income from operations	7,299	6,300
Interest income	15	69
Other expense	(155)	(225)
Income before income taxes	$7,159	$6,144

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Net sales:
Mattress Fabrics	$96,057	$93,245
Upholstery Fabrics	59,969	63,896
	$156,026	$157,141
Gross profit:
Mattress Fabrics	$22,657	$19,381
Upholstery Fabrics	12,664	12,554
	$35,321	$31,935
Selling, general, and administrative expenses:
Mattress Fabrics	$6,795	$5,912
Upholstery Fabrics	7,185	7,409
Total segment selling, general, and
administrative expenses	13,980	13,321
Unallocated corporate expenses	5,368	4,854
	$19,348	$18,175
Income from operations:
Mattress Fabrics	$15,862	$13,468
Upholstery Fabrics	5,479	5,146
Total segment income from operations	21,341	18,614
Unallocated corporate expenses	(5,368)	(4,854)
Total income from operations	15,973	13,760
Interest income	40	112
Other expense	(307)	(320)
Income before income taxes	$15,706	$13,552

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company's operating segments follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Segment assets:
Mattress Fabrics
Current assets (1)	$38,062	$40,937	$43,472
Non-compete agreement	866	941	903
Customer relationships	689	740	715
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	43,228	36,050	37,480
Total mattress fabrics assets	94,307	90,130	94,032
Upholstery Fabrics
Current assets (1)	26,931	28,856	26,540
Property, plant and equipment (3)	1,480	1,474	1,564
Total upholstery fabrics assets	28,411	30,330	28,104
Total segment assets	122,718	120,460	122,136
Non-segment assets:
Cash and cash equivalents	13,910	31,176	37,787
Short-term investments	2,430	6,320	4,359
Deferred income taxes	581	3,415	2,319
Income taxes receivable	-	75	155
Other current assets	1,675	2,614	2,477
Property, plant and equipment (4)	829	795	929
Long-term investments (Held-to-Maturity)	31,050	-	-
Long-term investments (Rabbi Trust)	4,994	3,279	4,025
Other assets	940	813	955
Total assets	$179,127	$168,947	$175,142

	Six months ended
(dollars in thousands)	October 30, 2016	November 1, 2015
Capital expenditures (5):
Mattress Fabrics	$8,857	$5,138
Upholstery Fabrics	165	254
Unallocated Corporate	62	143
Total capital expenditures	$9,084	$5,535
Depreciation expense:
Mattress Fabrics	$3,101	$2,783
Upholstery Fabrics	410	401
Total depreciation expense	$3,511	$3,184

(1)	Current assets represent accounts receivable and inventory for the respective segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)
The $43.2 million at October 30, 2016, represents property, plant, and equipment of $28.5 million and $14.7 million located in the U.S. and Canada, respectively. The $36.1 million at November 1, 2015, represents property, plant, and equipment of $23.3 million and $12.8 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

(3)
The $1.5 million at October 30, 2016, represents property, plant, and equipment of $890 and $590 located in the U.S. and China, respectively. The $1.5 million at November 1, 2015, represents property, plant, and equipment of $785 and $689 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893 and $671 located in the U.S. and China, respectively.

(4)
The $829, $795, and $929 at October 30, 2016, November 1, 2015 and May 1, 2016, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.9 million, or 37.7% of income before income taxes, for the six month period ended October 30, 2016, compared to income tax expense of $5.1 million, or 37.5% of income before income taxes, for the six month period ended November 1, 2015. Our effective income tax rates for the six month periods ended October 30, 2016, and November 1, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.
The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:
	2017	2016
federal income tax rate	34.0%	34.0%
U.S state income tax expense	0.6	0.7
tax effects of Chinese foreign exchange gains	1.6	2.3
increase in liability for uncertain tax positions	0.3	0.3
other	1.2	0.2
	37.7%	37.5%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Income Taxes

Valuation Allowance
In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more-likely-than-not" standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 30, 2016, we recorded a partial valuation allowance of $603,000, of which $519,000 pertained to certain U.S. state net operating loss carryforwards and credits and $84,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at November 1, 2015, we recorded a partial valuation allowance of $938,000, of which $561,000 pertained to certain U.S. state net operating loss carryforwards and credits and $377,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.
No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at October 30, 2016, November 1, 2015, and May 1, 2016, respectively.
The recorded valuation allowance of $603,000 at October 30, 2016, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.
Undistributed Earnings
In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of October 30, 2016, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.
At October 30, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $138.9 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $657,000, which included U.S. income and foreign withholding taxes totaling $41.4 million, offset by U.S. foreign income tax credits of $40.7 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At November 1, 2015, we had accumulated earnings and profits from our foreign subsidiaries totaling $93.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $35.7 million, offset by U.S. foreign income tax credits of $33.3 million.
At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.
Overall
At October 30, 2016, our non-current deferred tax asset of $581,000 represents $109,000 and $472,000 from our operations located in the U.S. and China, respectively. At November 1, 2015, our non-current deferred tax asset of $3.4 million represents $2.5 million and $898,000 from our operations located in the U.S. and China, respectively. At May 1, 2016, our non-current deferred tax asset of $2.3 million represents $1.7 million and $572,000 from our operations located in the U.S. and China, respectively.
Our non-current deferred tax liability balances of $1.7 million, $1.2 million, and $1.5 million at October 30, 2016, November 1, 2015, and May 1, 2016, respectively, pertain to our operations located in Canada.

Uncertainty In Income Taxes

At October 30, 2016, we had a $15.1 million total gross unrecognized income tax benefit, of which $11.4 million and $3.7 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At November 1, 2015, we had a $14.2 million total gross unrecognized income tax benefit, of which $10.5 million and $3.7 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 1, 2016, we had $14.9 million of total gross unrecognized income tax benefit, of which $11.1 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

At October 30, 2016, our $15.1 million total gross unrecognized income tax benefit included $3.7 million that, if recognized, would favorably affect the income tax rate in future periods. At November 1, 2015, our $14.2 million total gross unrecognized income tax benefit, included $3.7 million that, if recognized, would favorably affect the income tax rate in future periods. At May 1, 2016, our $14.9 million total gross unrecognized income tax benefit included $3.8 million that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $15.1 million at October 30, 2016,  relates to tax positions for which significant change is reasonably possible in fiscal 2017. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in January 2017. Canadian provincial (Quebec) returns  remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in April 2017. Income tax returns associated with our operations located in China are subject to examination for income tax year 2011 and subsequent.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014 and no adjustments have been proposed at this time. We currently expect this examination to be completed by the end of our fiscal year 2017 (April 30, 2017). During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. We currently expect this examination to be completed by the end of our first quarter of fiscal 2018 (July 30, 2017).

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statue of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

14.  Statutory Reserves
Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People's Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.
The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 30, 2016, the company's statutory surplus reserve was $4.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.6 million to assist with debt repayment, capital expenditures, and other expenses of the company's business.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

Overall

At October 30, 2016, November 1, 2015, and May 1, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $9.8 million, $1.9 million, and $10.6 million, respectively. The $9.8 million and $10.6 million open purchase commitments as of October 30, 2016 and May 1, 2016, include $6.1 million and $9.3 million associated with the construction of a new building noted below.
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

As of October 30, 2016, we have made payments totaling $5.1 million for services rendered on the construction of this building. The remaining $6.1 million on this commitment is required to be paid on an installment basis over the next three fiscal years as follows: Fiscal 2017 - $1.1 million; Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.2 million.

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
During the six months ended October 30, 2016, and November 1, 2015, we did not purchase any shares of our common stock.
At October 30, 2016, we had $5.0 million available for additional repurchases of our common stock.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.  Dividend Program

On December 1, 2016, we announced that our board of directors approved a 14% increase in our quarterly cash dividend from $0.07 to $0.08 per share. This payment will be made on January 17, 2017, to shareholders of record as of January 3, 2017.

During the first half of fiscal 2017, dividend payments totaled $4.3 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $1.8 million represented quarterly dividend payments of $0.07 per share.

During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented quarterly dividend payments of $0.06 per share.

Future dividend payments are subject to board approval and may be adjusted at the board's discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan," "project," "anticipate," "depend" and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, operating income, capital expenditures, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A "Risk Factors" section in our Form 10-K filed with the Securities and Exchange Commission on July 15, 2016, for the fiscal year ended May 1, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 30, 2016, and November 1, 2015, each represent 26-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change
Net sales	$75,343	$76,956	(2.1)%
Gross profit	16,901	15,733	7.4%
Gross profit margin	22.4%	20.4%	200bp
SG&A expenses	9,602	9,433	1.8%
Income from operations	7,299	6,300	15.9%
Operating margin	9.7%	8.2%	150bp
Income before income taxes	7,159	6,144	16.5%
Income taxes	2,684	2,373	13.1%
Net income	4,475	3,771	18.7%

	Six Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change
Net sales	$156,026	$157,141	(0.7)%
Gross profit	35,321	31,935	10.6%
Gross profit margin	22.6%	20.3%	230bp
SG&A expenses	19,348	18,175	6.5%
Income from operations	15,973	13,760	16.1%
Operating margin	10.2%	8.8%	140bp
Income before income taxes	15,706	13,552	15.9%
Income taxes	5,917	5,081	16.5%
Net income	9,789	8,471	15.6%

Net Sales

Overall, net sales decreased in the second quarter and the first half of fiscal 2017 as compared with the same periods a year ago. The decrease in net sales reflects primarily softer retail demand for home furnishings. In spite of the softer retail environment, we have remained focused on our top strategic priorities of product innovation and creativity to provide a product mix that meets the demands of our customers in both our business segments. Our scalable and flexible manufacturing platform supports our strategy, and have made significant capital investments (mostly within our mattress fabrics segment) to improve our operating efficiencies and overall capacity.

Currently, we expect both overall net sales and profitability to be negatively affected in the third quarter of fiscal 2017 as compared to the same period a year earlier, due primarily to the timing of the Chinese New Year holiday, with the disruptive impact of the holiday on our upholstery fabrics business occurring in January this year as opposed to February in the prior year.

Income Before Income Taxes
Despite the decrease in net sales noted above, income before income taxes increased for the second quarter and the first half of fiscal 2017 as compared with the same periods a year ago. The increase reflects the improvement in our profitability for both business segments. We continued to realize the benefits of our recent capital investments in our mattress fabrics business, which increased capacity via newer and more efficient equipment, enhanced finishing capabilities and better overall throughput. We also benefited from lower raw material costs in both business segments and incurred lower operating expenses (primarily due to more favorable exchange rates) associated with our operations located in China. Income before income taxes for the first half of fiscal 2017 was affected by an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets. We also incurred higher inventory warehousing costs and design and sales expenses associated with our mattress fabrics segment. For the second quarter of fiscal 2017, SG&A expenses increased slightly compared with the second quarter of fiscal 2016.

See the Segment Analysis section below for further details.

Liquidity

At October 30, 2016, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $47.4 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by our operating activities of $16.6 million, partially offset by $6.3 million in capital expenditures mostly associated with our mattress fabric segment, $4.3 million in dividend payments, and $929,000 in long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. Our net cash provided by operating activities of $16.6 million increased $5.4 million compared with $11.2 million for the six months ending November 1, 2015. This increase is primarily due to increased earnings and improved accounts receivable and inventory management during the first half of fiscal 2017 compared to the same period a year ago.

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. At October 30, 2016, our held-to-maturity investments totaling $31.0 million consisted of invested cash and cash equivalents of $23.9 million and U.S. Corporate bonds of $7.1 million. The $23.9 million in invested cash and cash equivalents were used to purchase U.S. Corporate bonds during our third quarter of fiscal 2017 (all U.S. Corporate bond purchases were completed by November 3, 2016).

Currently, we do not have any borrowings outstanding under our credit agreements.  At the end of our first quarter of fiscal 2017, we had an outstanding balance of $7.0 million on our U.S. revolving line of credit.  This outstanding balance was repaid during our second quarter of fiscal 2017.
See the Liquidity section below for further details.

Dividend Program

On December 1, 2016, we announced that our board of directors approved a 14% increase in our quarterly cash dividend from $0.07 to $0.08 per share. This payment will be made on January 17, 2017, to shareholders of record as of January 3, 2017.

During the first half of fiscal 2017, dividend payments totaled $4.3 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $1.8 million represented quarterly dividend payments of $0.07 per share. During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented quarterly dividend payments of $0.06 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program
On June 15, 2016, we announced that our board of directors approved an authorization to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.
During the six months ended October 30, 2016, and November 1, 2015, we did not purchase any shares of our common stock.
At October 30, 2016, we had $5.0 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change

Net sales	$45,527	$45,346	0.2%
Gross profit	10,756	9,456	13.7%
Gross profit margin	23.6%	20.8%	280bp
SG&A expenses	3,296	2,989	10.3%
Income from operations	7,460	6,467	15.4%
Operating margin	16.4%	14.2%	220bp

	Six Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change

Net sales	$96,057	$93,245	3.0%
Gross profit	22,657	19,381	16.9%
Gross profit margin	23.6%	20.8%	280bp
SG&A expenses	6,795	5,912	14.9%
Income from operations	15,862	13,468	17.8%
Operating margin	16.5%	14.4%	210bp

Net Sales

Mattress fabric  net sales were almost the same for the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.  However, our net sales increased 3% for the first half of fiscal 2017 compared with the first half of fiscal 2016. Our focus on design and innovation has allowed us to offer a diverse product line across all price points and style trends. Our mattress cover business, known as CLASS, continued to perform well. CLASS allows us to design our product offerings from fabric to finished cover and expand our business with our traditional customers and also reach new market segments, especially the fast growing Internet bedding space. Our scalable and flexible manufacturing platform supports this strategy, and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Gross Profit and Operating Income
Our mattress fabric gross profit and operating income increased in the second quarter and first half of fiscal 2017 compared with the same periods a year ago. These results reflect the benefits of our recent capital investments, with increased production capacity, enhanced finishing capabilities, and improved overall efficiency and throughput. Also, we benefited from lower raw material costs. Operating income was affected by an increase in SG&A expenses, due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, design and sales expenses, and higher inventory warehousing costs that were primarily incurred during the first quarter.

During the first half of fiscal 2017, we continued to make capital investments to enhance our operations and improve product delivery performance. We are near completion with the latest project associated with our facilities located in North Carolina that will expand our production capacity and make major improvements to our distribution capabilities. We are planning more facility consolidation and equipment relocation to further streamline our production platform to support our continuous improvement initiatives and long-term growth strategy. This consolidation will involve relocating the knit fabric operation from our facility in High Point, NC to our expanded facility in Stokesdale, NC, approximately thirty miles away. The benefits of this move include savings in the areas of freight, labor and lease costs. Additionally, the move will improve our reactive capacity and provide our ability to substantially increase knit production. We expect this consolidation to begin in February 2017 and take approximately five months to complete.

We are also making progress on our expansion project at our facility located in Canada, which includes new equipment installations, enhanced finishing capabilities, and a new distribution platform that will allow us to ship directly to customers located in Canada. The new distribution platform is expected to commence operations in the fourth quarter of fiscal 2017.

We are also in the final planning stages to expand our production capacity for mattress covers through a new production facility located in Haiti. This cut and sew facility, which will be a joint venture with our existing marketing joint venture partner for mattress covers, will be located in a modern industrial park on the northeast border of Haiti, which borders the Dominican Republic. This new operation, which is expected to commence production in the first half of next fiscal year, will complement our existing production capabilities with a mirrored platform and enhance our ability to meet customer demand while remaining cost competitive. Other benefits of this strategic move include the lowest labor cost in Central America and the Caribbean, and the most favorable tariff and duty rules in this hemisphere.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Accounts receivable and inventory	$38,062	$40,937	$43,472
Property, plant & equipment	43,228	36,050	37,480
Goodwill	11,462	11,462	11,462
Non-compete agreement	866	941	903
Customer Relationships	689	740	715

Accounts Receivable & Inventory

As of October 30, 2016, accounts receivable and inventory decreased $2.9 million, or 7%, compared with November 1, 2015. This decrease is primarily due to improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.

As of October 30, 2016, accounts receivable and inventory decreased $5.4 million, or 12%, compared with May 1, 2016. This decrease is due to improved inventory management in the first half of fiscal 2017 and improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the second quarter of fiscal 2017 compared with the fourth quarter of fiscal 2016.

Property, Plant & Equipment

The $43.2 million at October 30, 2016, represents property, plant and equipment of $28.5 million and $14.7 million located in the U.S. and Canada, respectively. The $36.1 million at November 1, 2015, represents property, plant, and equipment of $23.3 million and $12.8 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

As of October 30, 2016, property, plant, and equipment increased $7.1 million, or 20%, compared with November 1, 2015. This increase is primarily due to the capital investments noted above, partially offset by depreciation expense.

As of October 30, 2016, property, plant, and equipment increased $5.7 million, or 15%, compared with May 1, 2016. This increase is due to capital expenditures of $8.8 million that primarily relate to the construction of a new building (see Note 15 to the Consolidated Financial Statements for further details) and purchases and installation of machinery and equipment, partially offset by depreciation expense of $3.1 million for the first half of fiscal 2017.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	October 30, 2016		November 1, 2015		% Change

Non U.S. Produced	$27,738	93%	$28,568	91%	(2.9)%
U.S. Produced	2,078	7%	2,952	9%	(29.6)%
Total	$29,816	100%	$31,520	100%	(5.4)%

		Six Months Ended
(dollars in thousands)	October 30, 2016		November 1, 2015		% Change

Non U.S. Produced	$55,583	93%	$58,522	92%	(5.0)%
U.S. Produced	4,386	7%	5,374	8%	(18.4)%
Total	$59,969	100%	$63,896	100%	(6.1)%

The decrease in upholstery fabric net sales reflects softer retail demand for residential furniture and our strategy to enhance both our customer and product mix to improve our profitability.

We have continued to focus on design and innovation and to offer a diverse range of products that meet changing market trends and style preferences. For example, the recent launch of our latest performance line of highly durable and stain-resistant fabrics has been well received in the market place.  Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences.

Currently, we expect both net sales and profitability in this segment to be negatively affected in the third quarter of fiscal 2017 as compared to the same period a year earlier, due primarily to the timing of the Chinese New Year holiday, with the disruptive impact of the holiday on this segment's business occurring in January this year as opposed to February in the prior year.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change

Gross profit	$6,145	$6,277	(2.1)%
Gross profit margin	20.6%	19.9%	70	bp
SG&A expenses	3,652	3,813	(4.2)%
Income from operations	2,493	2,464	1.2%
Operating margin	8.4%	7.8%	60	bp

	Six Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	Change

Gross profit	$12,664	$12,554	0.9%
Gross profit margin	21.1%	19.6%	150	bp
SG&A expenses	7,185	7,409	(3.0)%
Income from operations	5,479	5,146	6.5%
Operating margin	9.1%	8.1%	100	bp
In spite of the softer demand for residential furniture, our gross profit and operating income remained relatively flat for the second quarter and first half of fiscal 2017 in comparison to the same periods a year ago. This trend reflects the decline in net sales noted above, offset by lower raw material costs and operating expenses due to more favorable currency exchange rates in China.

Culp Europe
At the end of the third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. We remain interested in developing business in Europe, and we are pursuing a strategy for selling upholstery fabric into this market.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Accounts receivable and inventory	$26,931	$28,856	$26,540
Property, plant & equipment	1,480	1,474	1,564

Accounts Receivable & Inventory

As of October 30, 2016, accounts receivable and inventory decreased $1.9 million, or 7%, compared with November 1, 2015. This decrease is primarily due to improved cash collections on accounts receivable as customers were taking more advantage of sales discounts in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.

As of October 30, 2016, accounts receivable and inventory increased modestly compared with May 1, 2016,  primarily due to an increase in inventory ($1.7 million) as a result of holding higher inventory levels to better service our customers. This increase was mostly offset by a decrease in accounts receivable ($1.3 million) as a result of improved cash collections as customers were taking more advantage of sales discounts in the second quarter of fiscal 2017 compared with the fourth quarter of fiscal 2016.

Property, Plant & Equipment

The $1.5 million at October 30, 2016, represents property, plant, and equipment of $890,000 and $590,000 located in the U.S. and China, respectively. The $1.5 million at November 1, 2015, represents property, plant, and equipment of $785,000 and $689,000 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893,000 and $671,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	% Change
SG&A expenses	$9,602	$9,433	1.8%
Interest expense	-	-	-
Interest income	15	69	(78.3)%
Other expense	155	225	(31.1)%

	Six Months Ended
(dollars in thousands)	October 30, 2016	November 1, 2015	% Change
SG&A expenses	$19,348	$18,175	6.5%
Interest expense	-	-	-
Interest income	40	112	(64.3)%
Other expense	307	320	(4.1)%

Selling, General and Administrative Expenses
The increase in SG&A expenses for the first half of fiscal 2017 compared with the first half of fiscal 2016 was due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, higher inventory warehousing costs and design and sales expenses associated with our mattress fabrics segment. For the second quarter of fiscal 2017, SG&A expenses increased slightly compared with the second quarter of fiscal 2016.

Interest Expense

Interest costs charged to operations were $36,000 and $5,000 for the three months ended October 30, 2016 and November 1, 2015, respectively. Interest costs charged to operations were $45,000 and $49,000 for the six months ended October 30, 2016 and November 1, 2015, respectively. The interest costs charged to operations were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized and will be amortized over the related assets’ useful lives.

Interest Income

Interest income decreased in the second quarter and first half of fiscal 2017 compared with the same periods a year ago. This trend reflects higher cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances during fiscal 2017 compared with fiscal 2016. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances were earning lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries.

During fiscal 2016, we implemented a strategy reducing the amount of cash we hold in Chinese Yuan Renminbi. Although this action has resulted in lower interest income, this strategy has significantly mitigated our foreign currency exchange rate exposure in China. See discussion in “Other Expense” noted below.

Currently, we expect to earn more interest income starting in the third quarter of fiscal 2017. At the end of the second quarter and beginning of the third quarter of fiscal 2017, we invested approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. See the Liquidity section below for further details.

Other Expense

The decrease in other expense in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 is primarily due to a realized loss on the sale of short-term investments in the second quarter of fiscal 2016 that did not recur in the second quarter of fiscal 2017.
Other expenses were flat in the first half of fiscal 2017 compared with the first half of fiscal 2016.

During the first half of fiscal 2017, we did not have a foreign exchange gain or loss associated with our operations located in Canada and China compared with a foreign exchange gain of $5,000 in the first half of fiscal 2016. These results reflect our ability to mitigate the effects of foreign currency exchange rate fluctuations through the maintenance of a natural hedge by keeping a balance of assets and liabilities in foreign currencies other than the U.S. dollar. As noted above, we made a concerted effort starting in fiscal 2016 to transfer significant amounts of cash we hold in Chinese Yuan Renminbi to accounts denominated in U.S. dollars.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.9 million, or 37.7% of income before income taxes, for the six month period ended October 30, 2016, compared to income tax expense of $5.1 million, or 37.5% of income before income taxes, for the six month period ended November 1, 2015. Our effective income tax rates for the six month periods ended October 30, 2016, and November 1, 2015, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:
	2017	2016
federal income tax rate	34.0%	34.0%
U.S state income tax expense	0.6	0.7
tax effects of Chinese foreign exchange gains	1.6	2.3
increase in liability for uncertain tax positions	0.3	0.3
other	1.2	0.2
	37.7%	37.5%

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
Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of October 30, 2016, November 1, 2015, and May 1, 2016, respectively.
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
Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 30, 2016, November 1, 2015, and May 1, 2016, respectively.

Uncertainty In Income Taxes

At October 30, 2016, we had a $15.1 million total gross unrecognized income tax benefit that included $3.7 million, if recognized, would favorably affect the income tax rate in future periods. Our gross unrecognized income tax benefit primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in January 2017. Canadian provincial (Quebec) returns remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in April 2017. Income tax returns associated with our operations located in China are subject to examination for income tax year 2011 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014, and no adjustments have been proposed at this time. We currently expect this examination to be completed by the end of our fiscal year 2017 (April 30, 2017). During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. We currently expect this examination to be completed by the end of our first quarter of fiscal 2018 (July 30, 2017).

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statue of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

Income Taxes Paid

We reported income tax expense of $5.9 million and $5.1 million for the first half of fiscal 2017 and 2016, respectively. Currently, we are not paying income taxes in the United States as we have an estimated $18.0 million in operating loss carryforwards as of May 1, 2016. However, we did have income tax payments of $3.2 million and $2.1 million for the first half of fiscal 2017 and 2016, respectively. These income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $16.3 million at October 30, 2016, cash flow from operations, and the current availability ($35.9 million as of October 30, 2016) under our revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

At October 30, 2016, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $47.4 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by our operating activities of $16.6 million, partially offset by $6.3 million in capital expenditures mostly associated with our mattress fabric segment, $4.3 million in dividend payments, and $929,000 in long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. Our net cash provided by operating activities of $16.6 million increased $5.4 million compared with $11.2 million for the six months ending November 1, 2015. This increase is primarily due to increased earnings and improved accounts receivable and inventory management during the first half of fiscal 2017 compared to the same period a year ago.

Currently, we do not have any borrowings outstanding under our credit agreements.  At the end of our first quarter of fiscal 2017, we had an outstanding balance due of $7.0 million on our U.S. revolving line of credit.  This outstanding balance was repaid during our second quarter of fiscal 2017.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support our operational requirements, mitigate our risk to foreign exchange rate fluctuations, and U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	October 30, 2016	November 1, 2015	May 1, 2016
Cayman Islands	$36,100	$8,591	$25,762
China	6,766	18,690	8,454
Canada	4,513	8,856	6,844
United States	11	1,359	1,086
	$47,390	$37,496	$42,146

We have had a significant shift from cash and cash equivalents and investments held in China to the Cayman Islands. Since April 2016 through the end of our second quarter of fiscal 2017, we distributed earnings and profits totaling $39.2 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. This shift was primarily due to our strategy of mitigating our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By reducing the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yuan Renminbi, and therefore mitigate the risk of foreign currency exchange rate fluctuations in China. In addition, by transferring earnings and profits from China to the Cayman Islands, it provides increased flexibility to ultimately repatriate these earnings and profits to the U.S. for various strategic purposes. Currently, we do not intend to repatriate any earnings and profits to the U.S. until after our U.S. loss carryforwards are fully utilized, which we expect in two to three more years.

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging  from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. At October 30, 2016, our held-to-maturity investments totaling $31.0 million consisted of invested cash and cash equivalents of $23.9 million and U.S. Corporate bonds of $7.1 million. The $23.9 million in invested cash and cash equivalents were used to purchase U.S. Corporate bonds during our third quarter of fiscal 2017 (all U.S. Corporate bond purchases were completed by November 3, 2016). The fair value of our held-to-maturity investments approximates their cost basis.

Dividend Program

On December 1, 2016, we announced that our board of directors approved a 14% increase in our quarterly cash dividend from $0.07 to $0.08 per share. This payment will be made on January 17, 2017 to shareholders of record as of January 3, 2017.

During the first half of fiscal 2017, dividend payments totaled $4.3 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $1.8 million represented quarterly dividend payments of $0.07 per share. During the first half of fiscal 2016, dividend payments totaled $6.4 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $1.4 million represented quarterly dividend payments of $0.06 per share.

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
During the six months ended October 30, 2016, and November 1, 2015, we did not purchase any shares of our common stock.
At October 30, 2016, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at October 30, 2016, were $19.0 million, a decrease of $4.3 million, or 18%, compared with $23.3 million at November 1, 2015. This decrease is primarily due to improved cash collections as customers were taking more advantage of sales discounts in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016. Days’ sales outstanding were 23 days for the second quarter of fiscal 2017 compared with 28 days for the second quarter of fiscal 2016.

Inventories as of October 30, 2016, were $46.0 million compared with $46.5 million at November 1, 2015. Inventory turns were 5.2 for the second quarter of fiscal 2017 compared with 5.3 for the second quarter of fiscal 2016.

Accounts payable-trade as of October 30, 2016, were $20.2 million, a decrease of $5.0 million, or 20%, compared with $25.2 million at November 1, 2015.  This decrease is primarily due to the decrease in net sales and the timing of payments to suppliers during the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $41.8 million at October 30, 2016, compared with $43.3 million at November 1, 2015. Operating working capital turnover was 7.0 during the second quarter of fiscal 2017 compared with 7.7 during the second quarter of fiscal 2016.

Financing Arrangements
Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purpose of our revolving lines of credit are to support potential short term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At October 30, 2016, we were in compliance with all our financial covenants.
Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $6.3 million for the first half for fiscal 2017 compared with $5.3 million for the same period a year ago. Capital expenditures for the first half of fiscal 2017 and 2016 mostly related to our mattress fabrics segment.

Depreciation expense was $3.5 million for the first half of fiscal 2017 compared with $3.2 million for the first half of fiscal 2016. Depreciation expense for the first half of fiscal 2017 and 2016 mostly related to the mattress fabrics segment.

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

Accounts Payable – Capital Expenditures

At October 30, 2016, we had total amounts due regarding capital expenditures totaling $3.0 million, in which $1.5 million is financed and pertains to the construction of a new building (see below). The total amount due of $3.0 million is required to be paid within one year from the end of our second quarter of fiscal 2017.

Purchase Commitments – Capital Expenditures
At October 30, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $9.8 million. The $9.8 million as of October 30, 2016, includes $6.1 million associated with the construction of a new building noted below.

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

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments noted above, there will be a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

As of October 30, 2016, we have made payments totaling $5.1 million for services rendered on the construction of this building. The remaining $6.1 million on this commitment is required to be paid on an installment basis over the next three fiscal years as follows: Fiscal 2017 - $1.1 million; Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.2 million.

The construction of this new building is currently expected to be completed in December 2016.

Critical Accounting Policies and Recent Accounting Developments

At October 30, 2016, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2016.

Contractual Obligations
As of October 30, 2016, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

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

At October 30, 2016, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.98% at October 30, 2016) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At October 30, 2016, there were no borrowings outstanding under any of our revolving credit lines.
We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 30, 2016, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 30, 2016, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended October 30, 2016. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 30, 2016. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2016 to September 4, 2016	-	-	-	$ 5,000,000
September 5, 2016 to October 2, 2016	-	-	-	$ 5,000,000
October 3, 2016 to October 30, 2016	-	-	-	$ 5,000,000
Total	-	-	-	$ 5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

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

10.1	Written description of non-employee director compensation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: December 9, 2016	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number                                                                      Exhibit

10.1	Written description of non-employee director compensation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document