Form 10-Q
period 2017-01-29
CULP INC
filed 2017-03-10
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐  YES     ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 29, 2017:  12,314,756
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 29, 2017

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 29, 2017 AND JANUARY 31, 2016
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 29,	January 31,
	2017	2016

Net sales	$76,169	78,466
Cost of sales	59,410	61,903
Gross profit	16,759	16,563

Selling, general and
administrative expenses	9,824	9,337
Income from operations	6,935	7,226

Interest income	(124)	(38)
Other expense	69	85
Income before income taxes	6,990	7,179

Income taxes	643	2,317
Net income	$6,347	4,862

Net income per share, basic	$0.52	0.39
Net income per share, diluted	0.51	0.39
Average shares outstanding, basic	12,313	12,331
Average shares outstanding, diluted	12,544	12,486

	NINE MONTHS ENDED

	January 29,	January 31,
	2017	2016

Net sales	$232,194	235,607
Cost of sales	180,115	187,109
Gross profit	52,079	48,498

Selling, general and
administrative expenses	29,171	27,512
Income from operations	22,908	20,986

Interest income	(164)	(150)
Other expense	376	405
Income before income taxes	22,696	20,731

Income taxes	6,560	7,398
Net income	$16,136	13,333

Net income per share, basic	$1.31	1.08
Net income per share, diluted	1.29	1.07
Average shares outstanding, basic	12,302	12,317
Average shares outstanding, diluted	12,517	12,488

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 29, 2017 AND JANUARY 31, 2016
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	January 29,	January 31,
	2017	2016

Net income	$6,347	$4,862

Other comprehensive loss

Unrealized losses on investments

Unrealized holding losses on investments	(13)	(194)

Reclassification adjustment for realized loss included in net income	-	71

Total other comprehensive loss	(13)	(123)

Comprehensive income	$6,334	$4,739

	NINE MONTHS ENDED

	January 29,	January 31,
	2017	2016

Net income	$16,136	$13,333

Other comprehensive gain (loss)

Unrealized gains (losses) on investments

Unrealized holding gains (losses) on investments	75	(312)

Reclassification adjustment for realized loss included in net income	12	127

Total other comprehensive gain (loss)	87	(185)

Comprehensive income	$16,223	$13,148

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 29, 2017, JANUARY 31, 2016 AND MAY 1, 2016
UNAUDITED
(Amounts in Thousands)

	January 29,	January 31,	* May 1,
	2017	2016	2016
Current assets:
Cash and cash equivalents	$15,659	31,713	37,787
Short-term investments	2,410	4,259	4,359
Accounts receivable, net	22,726	26,784	23,481
Inventories	46,193	48,485	46,531
Income taxes receivable	-	23	155
Other current assets	2,514	2,331	2,477
Total current assets	89,502	113,595	114,790

Property, plant and equipment, net	50,333	38,157	39,973
Goodwill	11,462	11,462	11,462
Deferred income taxes	422	4,312	2,319
Long-term investments - Held-To-Maturity	30,832	-	-
Long-term investments - Rabbi Trust	5,488	3,590	4,025
Investment in unconsolidated joint venture	600	-	-
Other assets	2,417	2,435	2,573

Total assets	$191,056	173,551	175,142

Current liabilities:
Accounts payable-trade	$22,352	25,601	23,994
Accounts payable - capital expenditures	4,886	380	224
Accrued expenses	10,511	12,690	11,922
Income taxes payable - current	217	622	180
Total current liabilities	37,966	39,293	36,320

Accounts payable - capital expenditures	708	-
Income taxes payable - long-term	1,817	3,480	3,841
Deferred income taxes	2,924	1,209	1,483
Deferred compensation	5,327	4,495	4,686

Total liabilities	48,742	48,477	46,330

Commitments and Contingencies (Notes 15 and 16)

Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,314,756 at January 29, 2017; 12,250,489
at January 31, 2016; and 12,265,489 at
May 1, 2016	615	613	614
Capital contributed in excess of par value	46,365	42,937	43,795
Accumulated earnings	95,391	81,804	84,547
Accumulated other comprehensive loss	(57)	(280)	(144)
Total shareholders' equity	142,314	125,074	128,812

Total liabilities and shareholders' equity	$191,056	173,551	175,142

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 29, 2017 AND JANUARY 31, 2016
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 29,	January 31,
	2017	2016

Cash flows from operating activities:
Net income	$16,136	13,333
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,304	4,888
Amortization of assets	162	123
Stock-based compensation	2,619	1,964
Excess tax benefit related to stock-based compensation	(195)	(822)
Deferred income taxes	3,533	1,906
Realized loss on sale of short-term investments	12	127
Gain on sale of equipment	(71)	(66)
Foreign currency exchange gains	(18)	(85)
Changes in assets and liabilities:
Accounts receivable	340	1,091
Inventories	(137)	(6,485)
Other current assets	90	(108)
Other assets	51	48
Accounts payable - trade	(946)	(1,979)
Accrued expenses and deferred compensation	(948)	1,406
Income taxes	(1,695)	535
Net cash provided by operating activities	24,237	15,876

Cash flows from investing activities:
Capital expenditures	(9,253)	(7,686)
Investment in unconsolidated joint venture	(600)	-
Proceeds from the sale of equipment	80	230
Payment on life insurance policy	(18)	(18)
Proceeds from the sale of short-term investments	2,000	5,612
Purchase of short-term investments	(8)	(86)
Purchase of long-term investments (Held-To-Maturity)	(31,050)	-
Purchase of long-term investments (Rabbi Trust)	(1,431)	(1,268)
Net cash used in investing activities	(40,280)	(3,216)

Cash flows from financing activities:
Proceeds from line of credit	7,000	7,000
Payments on line of credit	(7,000)	(7,000)
Payments on vendor-financed capital expenditures	(1,050)	-
Payments on long-term debt	-	(2,200)
Excess tax benefit related to stock-based compensation	195	822
Repurchase of common stock	-	(2,397)
Dividends paid	(5,292)	(7,281)
Payments on debt issuance costs	(2)	(43)
Proceeds from common stock issued	37	138
Net cash used in financing activities	(6,112)	(10,961)

Effect of exchange rate changes on cash and cash equivalents	27	289

(Decrease) increase in cash and cash equivalents	(22,128)	1,988

Cash and cash equivalents at beginning of period	37,787	29,725

Cash and cash equivalents at end of period	$15,659	31,713

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Loss	Equity
Balance, May 3, 2015	12,219,121	$611	43,159	75,752	(95)	$119,427
Net income	-	-	-	16,935	-	16,935
Stock-based compensation	-	-	2,742	-	-	2,742
Unrealized loss on investments	-	-	-	-	(49)	(49)
Excess tax benefit related to stock
based compensation	-	-	841	-	-	841
Common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
Common stock issued in connection
with performance based units	115,855	6	(6)	-	-	-
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	54,500	3	197	-	-	200
Common stock surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
Dividends paid	-	-	-	(8,140)	-	(8,140)
Balance, May 1, 2016 *	12,265,489	614	43,795	84,547	(144)	128,812
Net income	-	-	-	16,136	-	16,136
Stock-based compensation	-	-	2,619	-	-	2,619
Unrealized gain on investments	-	-	-	-	87	87
Excess tax benefit related to stock
based compensation	-	-	195	-	-	195
Common stock issued in connection
with performance based units	49,192	2	(2)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	5,000	-	37	-	-	37
Common stock surrendered for
withholding taxes payable	(9,725)	(1)	(279)	-	-	(280)
Dividends paid	-	-	-	(5,292)	-	(5,292)
Balance, January 29, 2017	12,314,756	$615	46,365	95,391	(57)	$142,314

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

The company’s nine months ended January 29, 2017, and January 31, 2016, represent 39 week periods, respectively.

2.  Significant Accounting Policies

As of January 29, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2016.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

At January 29, 2017, there were 959,942 shares available for future equity based grants under our 2015 plan.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the through the third quarter of fiscal 2017.

At January 29, 2017, options to purchase 78,600 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $8.43 per share, and a weighted average contractual term of 0.6 years. At January 29, 2017, the aggregate intrinsic value for options outstanding and exercisable was $2.0 million.

The aggregate intrinsic value for options exercised for the nine months ending January 29, 2017 and January 31, 2016, was $128,000 and $1.0 million, respectively.

At January 29, 2017, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at January 29, 2017.

No compensation expense was recorded for incentive stock options for the nine months ended January 29, 2017 and January 31, 2016, respectively.

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

We recorded $143,000 and $95,000 within selling, general, and administrative expense for these common stock awards for the nine months ending January 29, 2017, and January 31, 2016, respectively.

Performance Based Restricted Stock Units
Fiscal 2017 Grants

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

On July 14, 2016, a non-employee was granted performance-based restricted stock units which could earn up to 11,549 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At January 29, 2017, this grant was unvested and was measured at $33.80 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2016 Grants

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

On July 15, 2015, a non-employee was granted performance-based restricted stock units which could earn up to 10,364 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At January 29, 2017, this grant was unvested and was measured at $33.80 per share, which represents the closing price of our common stock at the end of the reporting period. The vesting of this award is over the requisite service period of three years.
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

On March 3, 2015, a non-employee was granted performance-based restricted stock units which could earn up to 28,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. The fair value of this award is measured at the earlier date of when the performance criteria are met or the end of the reporting period. At January 29, 2017, 16,000 restricted stock units associated with this grant were unvested and were measured at $33.80 per share, which represents the closing price of the company’s common stock at the end of the reporting period. The vesting of these 16,000 restricted stock units vest over their requisite service period of 28 months. During the first quarter of fiscal 2017, 12,000 shares of common stock associated with the grant vested and had a weighted average fair value of $345,000 or $28.77 per share.

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
Overall

We recorded compensation expense of $2.5 million and $1.9 million within selling, general, and administrative expense for our performance based restricted stock unit awards for the nine month periods ending January 29, 2017 and January 31, 2016, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of January 29, 2017, the remaining unrecognized compensation cost related to our performance based restricted stock unit awards was $4.8 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.

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

We recorded compensation expense of $20,000 within selling, general, and administrative expense for our time vested restricted stock unit awards for the nine months ending January 29, 2017. There were not any time vested restricted stock unit awards granted or unvested during the nine months ending January 31, 2016 and, therefore, no compensation expense was recorded.

At January 29, 2017, the remaining unrecognized compensation cost related to unvested time vested restricted stock awards was $14,000, which is expected to be recognized over the next 4.5 months.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Customers	$24,339	$28,684	$25,531
Allowance for doubtful accounts	(397)	(814)	(1,088)
Reserve for returns and allowances and discounts	(1,216)	(1,086)	(962)
	$22,726	$26,784	$23,481

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Beginning balance	$(1,088)	$(851)
Provision for bad debts	239	(93)
Net write-offs, net of recoveries	452	130
Ending balance	$(397)	$(814)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Beginning balance	$(962)	$(738)
Provision for returns, allowances
and discounts	(2,357)	(2,389)
Credits issued	2,103	2,041
Ending balance	$(1,216)	$(1,086)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Raw materials	$6,977	$6,831	$5,462
Work-in-process	3,161	3,365	2,972
Finished goods	36,055	38,289	38,097
	$46,193	$48,485	$46,531

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Cash surrender value – life insurance	$376	$357	$357
Non-compete agreement, net	847	922	903
Customer relationships, net	677	728	715
Other	517	428	598
	$2,417	$2,435	$2,573

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at January 29, 2017, January 31, 2016 and May 1, 2016, respectively. At January 29, 2017, January 31, 2016, and May 1, 2016, accumulated amortization for our non-compete agreement was $1.2 million, $1.1 million, and $1.1 million, respectively.

Amortization expense for our non-compete agreement was $56,000 for the nine month periods ended January 29, 2017 and January 31, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $18,000; FY 2018 - $75,000; FY 2019- $75,000; FY 2020 - $75,000; FY 2021 - $75,000 and Thereafter - $529,000.

The weighted average amortization period for our non-compete agreement is 11.3 years as of January 29, 2017.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at January 29, 2017, January 31, 2016, and May 1, 2016, respectively. Accumulated amortization for our customer relationships was $191,000, $140,000, and $153,000 at January 29, 2017, January 31, 2016, and May 1, 2016, respectively.

Amortization expense for our customer relationships was $38,000 for the nine months ending January 29, 2017 and January 31, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2017 - $13,000; FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; and Thereafter - $460,000.

The weighted average amortization period for our customer relationships is 13.3 years as of January 29, 2017.

Cash Surrender Value – Life Insurance

At January 29, 2017, January 31, 2016, and May 1, 2016 we had one life insurance contract with a death benefit of $1.4 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our cash surrender value – life insurance balances totaling $376,000, $357,000 and $357,000 at January 29, 2017, January 31, 2016, and May 1, 2016, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Compensation, commissions and related benefits	$9,205	$8,678	$10,011
Advertising rebates	118	2,876	870
Interest	11	-	-
Other accrued expenses	1,177	1,136	1,041
	$10,511	$12,690	$11,922

8.  Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 2.23% at January 29, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purposes of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at January 29, 2017, January 31, 2016, and May 1, 2016, respectively.

At January 29, 2017, January 31, 2016, and May 1, 2016, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

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

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million Chinese Yuan Renminbi (approximately $5.8 million USD at January 29, 2017), that expires February 15, 2018. This agreement has an interest rate determined by the Chinese government and there were no borrowings outstanding as of January 29, 2017, January 31, 2016, and May 1, 2016.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 29, 2017, the company was in compliance with these financial covenants.

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

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at January 29, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
U.S. Corporate Bonds	$-	$30,682	N/A	$30,682
Premier Money Market Fund	4,888	N/A	N/A	4,888
Low Duration Bond Fund	1,073	N/A	N/A	1,073
Intermediate Term Bond Fund	739	N/A	N/A	739
Strategic Income Fund	598	N/A	N/A	598
Large Blend Fund	343	N/A	N/A	343
Growth Allocation Fund	113	N/A	N/A	113
Moderate Allocation Fund	83	N/A	N/A	83
Other	61	N/A	N/A	61

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Short-Term Investments

At January 29, 2017, January 31, 2016, and May 1, 2016, our short-term investments totaled $2.4 million, $4.3 million, and $4.4 million, respectively, and consisted of short-term bond funds. Our short-term bond funds are recorded at their fair value, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $68,000, $181,000, and $100,000 at January 29, 2017, January 31, 2016, and May 1, 2016, respectively. At January 29, 2017, January 31, 2016, and May 1, 2016, the fair value of our short-term bond funds approximated its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long- Term Investments - Held-To-Maturity

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on contractual maturity date and stated at amortized cost.

At January 29, 2017, our held-to-maturity investments totaled $30.8 million and consisted of U.S. Corporate bonds. The fair value of our held-to-maturity investments totaled $30.7 million.

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

Our long-term investments are recorded at their fair value of $5.5 million, $3.6 million, and $4.0 million at January 29, 2017, January 30, 2016, and May 1, 2016, respectively. Our long-term investments had an accumulated unrealized gain of $11,000 at January 29, 2017 and an accumulated unrealized loss of $99,000 and $44,000 at January 31, 2016 and May 1, 2016, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Nine months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Interest	$110	$95
Income taxes	4,704	4,921

Interest costs charged to operations were $97,000 and $58,000 for the nine months ended January 29, 2017 and January 31, 2016, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest costs of $97,000 and $58,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the nine months ended January 29, 2017 and January 31, 2016, respectively.

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

	Three months ended
(amounts in thousands)	January 29, 2017	January 31, 2016
Weighted average common shares outstanding, basic	12,313	12,331
Dilutive effect of stock-based compensation	231	155
Weighted average common shares outstanding, diluted	12,544	12,486

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended January 29, 2017 and January 31, 2016, as the exercise price of the options was less than the average market price of the common shares.

	Nine months ended
(amounts in thousands)	January 29, 2017	January 31, 2016
Weighted average common shares outstanding, basic	12,302	12,317
Dilutive effect of stock-based compensation	215	171
Weighted average common shares outstanding, diluted	12,517	12,488

All options to purchase shares of common stock were included in the computation of diluted net income for the nine months ended January 29, 2017 and January 31, 2016, as the exercise price of the options was less than the average market price of the common shares.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, investment in an unconsolidated joint venture, goodwill, a non-compete agreement, and customer relationships associated with an acquisition.

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Net sales:
Mattress Fabrics	$45,920	$44,277
Upholstery Fabrics	30,249	34,189
	$76,169	$78,466
Gross profit:
Mattress Fabrics	$9,758	$8,751
Upholstery Fabrics	7,001	7,812
	$16,759	$16,563
Selling, general, and administrative expenses:
Mattress Fabrics	$3,391	$2,953
Upholstery Fabrics	3,901	3,963
Total segment selling, general, and
administrative expenses	7,292	6,916
Unallocated corporate expenses	2,532	2,421
	$9,824	$9,337
Income from operations:
Mattress Fabrics	$6,367	$5,798
Upholstery Fabrics	3,100	3,849
Total segment income from operations	9,467	9,647
Unallocated corporate expenses	(2,532)	(2,421)
Total income from operations	6,935	7,226
Interest income	124	38
Other expense	(69)	(85)
Income before income taxes	$6,990	$7,179

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Net sales:
Mattress Fabrics	$141,977	$137,522
Upholstery Fabrics	90,217	98,085
	$232,914	$235,607
Gross profit:
Mattress Fabrics	$32,414	$28,133
Upholstery Fabrics	19,665	20,365
	$52,079	$48,498
Selling, general, and administrative expenses:
Mattress Fabrics	$10,185	$8,865
Upholstery Fabrics	11,086	11,372
Total segment selling, general, and
administrative expenses	21,271	20,237
Unallocated corporate expenses	7,900	7,275
	$29,171	$27,512
Income from operations:
Mattress Fabrics	$22,229	$19,267
Upholstery Fabrics	8,579	8,994
Total segment income from operations	30,808	28,261
Unallocated corporate expenses	(7,900)	(7,275)
Total income from operations	22,908	20,986
Interest income	164	150
Other expense	(376)	(405)
Income before income taxes	$22,696	$20,731

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Segment assets:
Mattress Fabrics
Current assets (1)	$41,498	$44,309	$43,472
Non-compete agreement	847	922	903
Customer relationships	677	728	715
Investment in unconsolidated joint venture	600	-	-
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	47,755	35,637	37,480
Total mattress fabrics assets	102,839	93,058	94,032
Upholstery Fabrics
Current assets (1)	27,421	30,960	26,540
Property, plant and equipment (3)	1,826	1,590	1,564
Total upholstery fabrics assets	29,247	32,550	28,104
Total segment assets	132,086	125,608	122,136
Non-segment assets:
Cash and cash equivalents	15,659	31,713	37,787
Short-term investments	2,410	4,259	4,359
Deferred income taxes	422	4,312	2,319
Income taxes receivable	-	23	155
Other current assets	2,514	2,331	2,477
Property, plant and equipment (4)	752	930	929
Long-term investments (Held-to-Maturity)	30,832	-	-
Long-term investments (Rabbi Trust)	5,488	3,590	4,025
Other assets	893	785	955
Total assets	$191,056	$173,551	$175,142

	Nine months ended
(dollars in thousands)	January 29, 2017	January 31, 2016
Capital expenditures (5):
Mattress Fabrics	$14,957	$6,215
Upholstery Fabrics	645	481
Unallocated Corporate	72	381
Total capital expenditures	$15,674	$7,077
Depreciation expense:
Mattress Fabrics	$4,673	$4,273
Upholstery Fabrics	631	615
Total depreciation expense	$5,304	$4,888

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $47.8 million at January 29, 2017, represents property, plant, and equipment of $32.6 million and $15.2 million located in the U.S. and Canada, respectively. The $35.6 million at January 31, 2016, represents property, plant, and equipment of $23.0 million and $12.6 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

(3)
The $1.8 million at January 29, 2017, represents property, plant, and equipment of $1.1 million and $711 located in the U.S. and China, respectively. The $1.6 million at January 31, 2016, represents property, plant, and equipment of $860 and $730 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893 and $671 located in the U.S. and China, respectively.

(4)
The $752, $930, and $929 at January 29, 2017, January 31, 2016 and May 1, 2016, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.6 million, or 28.9% of income before income taxes, for the nine month period ended January 29, 2017, compared to income tax expense of $7.4 million, or 35.7% of income before income taxes, for the nine month period ended January 31, 2016. Our effective income tax rates for the nine month periods ended January 29, 2017, and January 31, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.
The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016
Federal income tax rate	34.0%	34.0%
Tax effects of Chinese foreign exchange gains	1.9	3.5
Reversal of foreign uncertain tax position	(9.1)	-
U.S state income tax expense	0.6	0.7
Other	1.5	(2.5)
	28.9%	35.7%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Income Taxes

Valuation Allowance
In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 29, 2017, we recorded a partial valuation allowance of $557,000, of which $473,000 pertained to certain U.S. state net operating loss carryforwards and credits and $84,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 31, 2016, we recorded a partial valuation allowance of $874,000, of which $498,000 pertained to certain U.S. state net operating loss carryforwards and credits and $376,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.
No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 29, 2017, January 31, 2016, and May 1, 2016, respectively.
The recorded valuation allowance of $557,000 at January 29, 2017, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.
Undistributed Earnings
In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of January 29, 2017, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.
At January 29, 2017, we had accumulated earnings and profits from our foreign subsidiaries totaling $143.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $405,000, which included U.S. income and foreign withholding taxes totaling $42.5 million, offset by U.S. foreign income tax credits of $42.1 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 31, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $100.9 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $3.3 million, which included U.S. income and foreign withholding taxes totaling $37.3 million, offset by U.S. foreign income tax credits of $34.0 million.
At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.
Overall
At January 29, 2017, our non-current deferred tax asset of $422,000 pertains to our operations located in China. At January 31, 2016, our non-current deferred tax asset of $4.3 million represents $3.5 million and $773,000 from our operations located in the U.S. and China, respectively. At May 1, 2016, our non-current deferred tax asset of $2.3 million represents $1.7 million and $572,000 from our operations located in the U.S. and China, respectively.
At January 29, 2017, our non-current deferred tax liability of $2.9 million represents $1.7 million and $1.2 million from our operations located in Canada and the U.S., respectively. Our non-current deferred tax liability balances of $1.2 million and $1.5 million at January 31, 2016 and May 1, 2016, respectively, pertain to our operations located in Canada.

Uncertainty In Income Taxes

At January 29, 2017, we had a $13.4 million total gross unrecognized income tax benefit, of which $11.6 million and $1.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At January 31, 2016, we had a $13.2 million total gross unrecognized income tax benefit, of which $9.7 million and $3.5 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At May 1, 2016, we had $14.9 million of total gross unrecognized income tax benefit, of which $11.1 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

At January 29, 2017, our $13.4 million total gross unrecognized income tax benefit included $1.8 million that, if recognized, would favorably affect the income tax rate in future periods. At January 31, 2016, our $13.2 million total gross unrecognized income tax benefit, included $3.5 million that, if recognized, would favorably affect the income tax rate in future periods. At May 1, 2016, our $14.9 million total gross unrecognized income tax benefit included $3.8 million that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $13.4 million at January 29, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns filed by us remain subject to examination for income tax years 2010 and subsequent. Canadian provincial (Quebec) returns filed by us remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in April 2017. Income tax returns associated with our operations located in China are subject to examination for income tax year 2011 and subsequent.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

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

During the third quarter of fiscal 2017, we recognized an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired. This income tax benefit was treated as a discrete event in which the full income tax effects of the adjustment were recorded in the three and nine month periods ending January 29, 2017.

14.  Statutory Reserves
Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.
The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 29, 2017, the company’s statutory surplus reserve was $4.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

Overall

At January 29, 2017, January 31, 2016, and May 1, 2016, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $8.2 million, $977,000, and $10.6 million, respectively. The $8.2 million and $10.6 million open purchase commitments as of January 29, 2017 and May 1, 2016, include $4.9 million (of which $4.5 million represents completed work) and $9.3 million associated with the construction of a new building noted below.
Construction of New Building

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at an current estimated cost of $11.1 million. This agreement required an installment payment of $1.9 million in April 2016 and requires additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019 - $1.1 million. Interest will be charged on the required outstanding installment payments in excess of services that have been rendered at a rate of $2.25% plus the current 30 day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments noted above, there will be a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

The remaining $4.9 million on this commitment is required to be paid on an installment basis over the next two fiscal years as follows: Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.1 million.

This new building is currently expected to be completed and placed in service in our fourth quarter of fiscal 2017.

16.  Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park on the northeast border of Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production in the second quarter of fiscal 2018 and will complement our existing mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Culp’s investment in CLIH will be accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e. CLIH) that is not consolidated but over which the reporting entity (i.e. Culp Inc.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors, including representation on the investee’s board of directors, voting rights, and ownership level. Under the equity method of accounting, CLIH’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Net Income. Our share of earnings and losses from CLIH will be reflected in the caption “Equity in net income (loss) of unconsolidated joint venture” in the Consolidated Statements of Net Income. Our carrying value in CLIH is reflected in the caption “Investment in unconsolidated joint venture” in our Consolidated Balance Sheets.

If our carrying value in CLIH is reduced to zero, no further losses will be recorded in our consolidated financial statements. However, if CLIH subsequently reports income, we will not record our share of such income until it equals the amount of its share of losses previously recognized.

17.  Common Stock Repurchase Program
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
During the nine months ended January 29, 2017, and January 31, 2016, we did not purchase any shares of our common stock.
At January 29, 2017, we had $5.0 million available for additional repurchases of our common stock.

18.  Dividend Program

On February 28, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on or about April 17, 2017, to shareholders of record as of April 3, 2017.

During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 to $0.08 per share.

During the nine months ended January 31, 2016, dividend payments totaled $7.3 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $2.3 million represented quarterly dividend payments ranging from $0.06 to $0.07 per share.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 29, 2017, and January 31, 2016, each represent 39-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential furniture manufacturers.  Our mattress fabric operations are located in Stokesdale, NC, High Point, NC and Quebec, Canada.  Our upholstery fabric operations are located in Shanghai, China, Burlington, North Carolina, and Anderson, South Carolina.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change
Net sales	$76,169	$78,466	(2.9)%
Gross profit	16,759	16,563	1.2%
Gross profit margin	22.0%	21.1%	90	bp
SG&A expenses	9,824	9,337	5.2%
Income from operations	6,935	7,226	(4.0)%
Operating margin	9.1%	9.2%	(10	)bp
Income before income taxes	6,990	7,179	(2.6)%
Income taxes	643	2,317	(72.2)%
Net income	6,347	4,862	30.5%

	Nine Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change
Net sales	$232,194	$235,607	(1.4)%
Gross profit	52,079	48,498	7.4%
Gross profit margin	22.4%	20.6%	180	bp
SG&A expenses	29,171	27,512	6.0%
Income from operations	22,908	20,986	9.2%
Operating margin	9.9%	8.9%	100	bp
Income before income taxes	22,696	20,731	9.5%
Income taxes	6,560	7,398	(11.3)%
Net income	16,136	13,333	21.0%

Net Sales

Overall, net sales were slightly lower in the third quarter and the year-to-date period of fiscal 2017 as compared with the same periods a year ago, as both business segments were affected by  an uncertain economic environment and soft consumer demand trends for home furnishings. Our mattress fabrics segment reported year-over-year improvement in both the third quarter and the first nine months of fiscal 2017 in spite of a more challenging marketplace. However, in addition to the uncertain economic environment and soft consumer demand trends, our upholstery fabrics net sales were also affected by the timing of the Chinese New Year holiday that started in January for fiscal 2017 compared with February in fiscal 2016.

See the Segment Analysis section below for further details.

Income Before Income Taxes
Income before income taxes decreased slightly for the third quarter of fiscal 2017 as compared with the third quarter of fiscal 2016. Our upholstery fabrics segment reported a decrease in operating income that was primarily due to the decrease in net sales noted above. However, partially offsetting the decrease in our upholstery fabrics operating income was an increase in the mattress fabrics operating income due to lower raw material costs and the operational benefits of recent capital investments. Operating income for the mattress fabrics segment was also negatively affected by non-recurring plant facility consolidation charges associated with our expansion projects located in North Carolina.
Despite the decrease in net sales for the first nine months of fiscal 2017, income before income taxes increased by 9.5% compared to the same period a year ago. This increase primarily reflects the improvement in profitability from our mattress fabrics segment, as discussed above, partially offset by lower operating income associated with our upholstery fabrics segment, and higher SG&A expenses.

See the Segment Analysis section below for further details.

Income Taxes

Income tax expense decreased for the third quarter and nine month year-to-date period of fiscal 2017 compared with the same periods a year ago. During the third quarter of fiscal 2017, we recognized an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired. This income tax benefit was treated as a discrete event in which the full income tax effects of the adjustment were recorded in the three and nine month periods ending January 29, 2017.

Refer to Note 13 located in the notes to the consolidated financial statements for further details regarding our income tax provision.

Liquidity

At January 29, 2017, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $48.9 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by operating activities of $24.2 million, partially offset by $10.3 million in capital expenditures (of which $1.0 million was vendor financed) that were mostly associated with our mattress fabric segment, $5.3 million in dividend payments, and $1.4 million in long-term investment purchases associated with our Rabbi Trust that fund our deferred compensation plan. Our net cash provided by operating activities of $24.2 million increased $8.3 million compared with $15.9 million for the nine months ending January 31, 2016. This increase is primarily due to increased earnings and improved inventory management during fiscal 2017 compared with fiscal 2016.

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

Dividend and Common Stock Repurchase Programs

On February 28, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on or about April 17, 2017, to shareholders of record as of April 3, 2017.

During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 to $0.08 per share.

During the nine months ended January 29, 2017, and January 31, 2016, we did not purchase any shares of our common stock.
At January 29, 2017, we had $5.0 million available for additional repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change

Net sales	$45,920	$44,277	3.7%
Gross profit	9,758	8,751	11.5%
Gross profit margin	21.3%	19.8%	150	bp
SG&A expenses	3,391	2,953	14.8%
Income from operations	6,367	5,798	9.8%
Operating margin	13.9%	13.1%	80	bp

	Nine Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change

Net sales	$141,977	$137,522	3.2%
Gross profit	32,414	28,133	15.2%
Gross profit margin	22.8%	20.5%	230	bp
SG&A expenses	10,185	8,865	14.9%
Income from operations	22,229	19,267	15.4%
Operating margin	15.7%	14.0%	170	bp

Net Sales

Overall

Our mattress fabrics segment reported year-over-year improvement in net sales for both the third quarter and the first nine months of fiscal 2017 in spite of a more challenging marketplace. Our strategic focus on design and innovation remain our top priorities and has allowed us to meet customer style preferences and changing demand trends by offering a full complement of mattress fabrics and sewn covers across all price points. Our mattress cover business, known as CLASS, has continued to perform well in fiscal 2017. The growth in CLASS allows us to design product offerings from fabric to finished covers. We also have an opportunity to expand our business with our traditional customers and also reach new market segments, especially the fast growing Internet bedding space. Our scalable and flexible manufacturing platform supports our focus on design and innovation, and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Industry disruptions and demand trends have caused some short-term uncertainty in the mattress fabrics industry. Some of these disruptions involve major customers of our mattress fabrics business, including changes to the distribution channels of at least one significant customer. As a result, we have indications from a customer that there will be reductions in orders from them, but at the same time we have indications from other large customers that our levels of business with them is expected to increase. The structure of our supply arrangements and contracts with major customers are such that it is difficult to make predictions with certainty, and this is further complicated by the just in time (JIT) order and delivery model. Nonetheless, we are cautiously optimistic that we will not experience a significant negative impact on our mattress fabrics business related to these issues. While industry disruptions and demand issues in the bedding industry may affect sales trends in the short term, we believe that challenges with certain customers will at least be partially offset by increased sales and opportunities with others.

Gross Profit and Operating Income

Overall
Our mattress fabric gross profit and operating income increased in the third quarter and the first nine months of fiscal 2017 compared with the same periods a year ago. The increase in our operating income reflects lower raw material costs and the benefits of our capital investments. However, operating income for mattress fabrics was also negatively affected by increased SG&A expenses relating to higher inventory warehousing costs, design and sales expenses, and non-recurring plant facility consolidation charges (approximately $200,000 in the third quarter) associated with the expansion projects located in North Carolina noted below.
In addition to the industry disruptions and demand trends noted above, this segment’s operating income will continue to be affected by non-recurring plant consolidation expenses associated with the expansion projects located in North Carolina during the fourth quarter of fiscal 2017.

Capital Projects

During fiscal 2017, we continued to make capital investments to enhance our operations and improve product delivery performance. Our expansion projects in North Carolina, including our new distribution center, are expected to be completed in the fourth quarter of fiscal 2017. We are underway with our planned knitted fabric plant consolidation project in North Carolina to streamline our production platform and more effectively support our continuous improvement initiatives and long-term growth strategy. Currently, we expect an annual cost savings of $1 million to $1.5 million related to our North Carolina expansion projects.

Additionally, we have made excellent progress with an expansion project at our facility located in Canada. This project includes the installation of new finishing equipment and a new distribution center, which will allow us to ship directly to customers located in Canada. The new distribution platform is expected to commence operations in the fourth quarter of fiscal 2017.

Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park on the northeast border of Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production in the second quarter of fiscal 2018 and will complement our existing mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

Culp’s investment in CLIH will be accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e. CLIH) that is not consolidated but over which the reporting entity (i.e. Culp Inc.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors, including representation on the investee’s board of directors, voting rights, and ownership level. Under the equity method of accounting, CLIH’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Net Income. Our share of earnings and losses from CLIH will be reflected in the caption “Equity in net income (loss) of unconsolidated joint venture” in the Consolidated Statements of Net Income. Our carrying value in CLIH is reflected in the caption “Investment in unconsolidated joint venture” in our Consolidated Balance Sheets.

If our carrying value in CLIH is reduced to zero, no further losses will be recorded in our consolidated financial statements. However, if CLIH subsequently reports income, we will not record our share of such income until it equals the amount of its share of losses previously recognized.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Accounts receivable and inventory	$41,498	$44,309	$43,472
Property, plant & equipment	47,755	35,637	37,480
Goodwill	11,462	11,462	11,462
Investment in unconsolidated joint venture	600	-	-
Non-compete agreement	847	922	903
Customer Relationships	677	728	715

Accounts Receivable & Inventory

As of January 29, 2017, accounts receivable and inventory decreased $2.8 million, or 6%, compared with January 31, 2016. This decrease is due to improved inventory management and more timely cash collections on accounts receivable as customers were taking more advantage of sales discounts in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016.

As of January 29, 2017, accounts receivable and inventory decreased $2.0 million, or 5%, compared with May 1, 2016. This decrease is due to improved inventory management in fiscal 2017 compared to fiscal 2016.

Property, Plant & Equipment

The $47.8 million at January 29, 2017, represents property, plant and equipment of $32.6 million and $15.2 million located in the U.S. and Canada, respectively. The $35.6 million at January 31, 2016, represents property, plant, and equipment of $23.0 million and $12.6 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

As of January 29, 2017, property, plant, and equipment increased $12.1 million, or 34%, compared with January 31, 2016. This increase is primarily due to the capital investments noted above, partially offset by depreciation expense.

As of January 29, 2017, property, plant, and equipment increased $10.3 million, or 27%, compared with May 1, 2016. This increase is due to capital expenditures of $15.0 million that primarily relate to the construction of a new building (see Note 15 to the Consolidated Financial Statements for further details) and purchases and installation of machinery and equipment, partially offset by depreciation expense of $4.7 million for the nine months of fiscal 2017.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	January 29, 2017		January 31, 2016		% Change

Non U.S. Produced	$27,696	92%	$31,515	92%	(12.1)%
U.S. Produced	2,553	8%	2,674	8%	(4.5)%
Total	$30,249	100%	$34,189	100%	(11.5)%

		Nine Months Ended
(dollars in thousands)	January 29, 2017		January 31, 2016		% Change

Non U.S. Produced	$83,279	92%	$90,037	92%	(7.5)%
U.S. Produced	6,938	8%	8,048	8%	(13.8)%
Total	$90,217	100%	$98,085	100%	(8.0)%

The decrease in upholstery fabric net sales reflects continued soft demand trends for home furnishings and the uncertain economic environment. In addition, upholstery fabric sales were affected by the timing of the Chinese New Year holiday that started in January for fiscal 2017 as opposed to February in fiscal 2016.

In spite of the challenging demand trends, we have remained focus on our product-driven strategy. For example, we have seen positive demand trends for our latest performance line of highly durable and stain-resistant fabrics. We have also experienced meaningful sales growth for this fiscal year in the hospitality segment, which is a key area of focus in our product diversification strategy.

Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change

Gross profit	$7,001	$7,812	(10.4)%
Gross profit margin	23.1%	22.8%	30	bp
SG&A expenses	3,901	3,963	(1.6)%
Income from operations	3,100	3,849	(19.5)%
Operating margin	10.2%	11.3%	(110	)bp

	Nine Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	Change

Gross profit	$19,665	$20,365	(3.4)%
Gross profit margin	21.8%	20.8%	100	bp
SG&A expenses	11,086	11,372	(2.5)%
Income from operations	8,579	8,994	(4.6)%
Operating margin	9.5%	9.2%	30	bp

Our gross profit and operating income for the third quarter and first nine months of fiscal 2017 decreased in comparison to the same periods a year ago. This trend reflects the decline in net sales noted above, partially offset by lower raw material costs and operating expenses due to more favorable currency exchange rates in China.

Culp Europe
At the end of the third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of ongoing economic weakness in Europe. We remain interested in developing business in Europe, and we are pursuing alternatives for selling upholstery fabric into this market.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 29, 2017	January 31, 2016	May 1, 2016
Accounts receivable and inventory	$27,421	$30,960	$26,540
Property, plant & equipment	1,826	1,590	1,564

Accounts Receivable & Inventory

As of January 29, 2017, accounts receivable and inventory decreased $3.5 million, or 11%, compared with January 31, 2016. This decrease is primarily due to a decrease in accounts receivable. Accounts receivable decreased as a result of lower business volume in the third quarter of fiscal 2017 due to the timing of the Chinese New Year holiday that started in January for fiscal 2017 as opposed to February in fiscal 2016.

As of January 29, 2017, accounts receivable and inventory modestly increased 3% compared with May 1, 2016.

Property, Plant & Equipment

The $1.8 million at January 29, 2017, represents property, plant, and equipment of $1.1 million and $711,000 located in the U.S. and China, respectively. The $1.6 million at January 31, 2016, represents property, plant, and equipment of $860,000 and $730,000 located in the U.S. and China, respectively. The $1.6 million at May 1, 2016, represents property, plant, and equipment of $893,000 and $671,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	% Change
SG&A expenses	$9,824	$9,337	5.2%
Interest expense	-	-	-
Interest income	124	38	226.3%
Other expense	69	85	(18.8)%

	Nine Months Ended
(dollars in thousands)	January 29, 2017	January 31, 2016	% Change
SG&A expenses	$29,171	$27,512	6.0%
Interest expense	-	-	-
Interest income	164	150	9.3%
Other expense	376	405	(7.2)%

Selling, General and Administrative Expenses
The increases in SG&A expenses for third quarter and the first nine months of fiscal 2017 compared with the same periods a year ago, were due primarily to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets. The increases in SG&A expenses were also due to higher inventory warehousing costs, design and sales expenses, and non-recurring plant facility consolidation charges (approximately $200,000 in the third quarter) associated with our mattress fabrics segment.

Interest Expense

Interest costs charged to operations were $52,000 and $9,000 for the third quarter of fiscal 2017 and 2016, respectively. Interest costs charged to operations were $97,000 and $58,000 for the nine months ended January 29, 2017 and January 31, 2016, respectively. The interest costs charged to operations were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized and will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased in the third quarter and the nine month year-to-date period of fiscal 2017 compared with the same periods a year ago. The increases in interest income were due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

Other Expense

Other expenses in the third quarter and the year-to-date period of fiscal 2017 were comparable to the same periods a year ago.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.6 million, or 28.9% of income before income taxes, for the nine month period ended January 29, 2017, compared to income tax expense of $7.4 million, or 35.7% of income before income taxes, for the nine month period ended January 31, 2016. Our effective income tax rates for the nine month periods ended January 29, 2017, and January 31, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.
The following schedule summarizes the factors that are attributable to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016
Federal income tax rate	34.0%	34.0%
Tax effects of Chinese foreign exchange gains	1.9	3.5
Reversal of foreign uncertain tax position	(9.1)	-
U.S state income tax expense	0.6	0.7
Other	1.5	(2.5)
	28.9%	35.7%

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of January 29, 2017, January 31, 2016, and May 1, 2016, respectively.
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
Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 29, 2017, January 31, 2016, and May 1, 2016, respectively.

Uncertainty In Income Taxes

Our gross unrecognized income tax benefit of $13.4 million at January 29, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns filed by us remain subject to examination for income tax years 2010 and subsequent. Canadian provincial (Quebec) returns filed by us remain subject to examination for income tax years 2009 and subsequent, with the statute of limitations for the 2009 income tax year expiring in April 2017. Income tax returns associated with our operations located in China are subject to examination for income tax year 2011 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015 and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

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

During the third quarter of fiscal 2017, we recognized an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired. This income tax benefit was treated as a discrete event in which the full income tax effects of the adjustment were recorded in the three and nine month periods ending January 29, 2017.

Income Taxes Paid

We reported income tax expense of $6.6 million and $7.4 million for the nine month periods ending January 29, 2017 and January 31, 2016, respectively. Currently, we are not paying income taxes in the United States as we have $19.2 million in operating loss carryforwards as of May 1, 2016. However, we did have income tax payments of $4.7 million and $4.9 million for the nine month periods ending January 29, 2017 and January 31, 2016, respectively. These income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $18.1 million at January 29, 2017, cash flow from operations, and the current availability ($35.8 million as of January 29, 2017) under our revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At January 29, 2017, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $48.9 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by operating activities of $24.2 million, partially offset by $10.3 million in capital expenditures (of which $1.0 million was vendor financed) that were mostly associated with our mattress fabric segment, $5.3 million in dividend payments, and $1.4 million in long-term investment purchases associated with our Rabbi Trust that fund our deferred compensation plan. Our net cash provided by operating activities of $24.2 million increased $8.3 million compared with $15.9 million for the nine months ending January 31, 2016. This increase is primarily due to increased earnings and improved inventory management during fiscal 2017 compared to fiscal 2016.

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

A summary of our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) by geographic area follows:

	January 29,	January 31,	May 1,
(dollars in thousands)	2017	2016	2016
Cayman Islands	$35,416	$20,077	$25,762
China	8,624	6,479	8,454
Canada	4,560	6,570	6,844
United States	301	2,846	1,086
	$48,901	$35,972	$42,146

We have had a significant shift from cash and cash equivalents and investments held in China to the Cayman Islands. Since April 2016 through the end of our third quarter of fiscal 2017, we distributed earnings and profits totaling $39.2 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. This shift was primarily due to our strategy of mitigating our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By limiting the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yuan Renminbi, and therefore mitigate the risk of foreign currency exchange rate fluctuations in China. In addition, by transferring earnings and profits from China to the Cayman Islands, it provides increased flexibility to ultimately repatriate these earnings and profits to the U.S. for various strategic purposes. Currently, we do not intend to repatriate any earnings and profits to the U.S. until after our U.S. loss carryforwards are fully utilized, which we currently expect to be approximately two years.

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

Dividend Program

On February 28, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on or about April 17, 2017, to shareholders of record as of April 3, 2017.

During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 to $0.08 per share.

During the nine months ended January 31, 2016, dividend payments totaled $7.3 million, of which $5.0 million represented a special cash dividend of $0.40 per share, and $2.3 million represented quarterly dividend payments ranging from $0.06 to $0.07 per share.

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
During the nine months ended January 29, 2017, and January 31, 2016, we did not purchase any shares of our common stock.
At January 29, 2017, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at January 29, 2017, were $22.7 million, a decrease of $4.1 million, or 15%, compared with $26.8 million at January 31, 2016. This decrease is primarily due to lower business volume associated with our upholstery fabrics segment as a result of the timing of the Chinese New Year holiday that started in January for fiscal 2017 as opposed to February for fiscal 2016. In addition, this decrease is also due to improved cash collections as customers associated with our mattress fabrics segment were taking more advantage of sales discounts in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016. Days’ sales outstanding were 27 days for the third quarter of fiscal 2017 compared with 31 days for the third quarter of fiscal 2016.

Inventories as of January 29, 2017, were $46.2 million, a decrease of $2.3 million, or 5%, compared with $48.5 million at January 31, 2016. The decrease in inventory is primarily due to improved inventory management. Inventory turns were 5.2 for the third quarter of fiscal 2017 compared with 5.1 for the third quarter of fiscal 2016.

Accounts payable-trade as of January 29, 2017, were $22.4 million, a decrease of $3.2 million, or 13%, compared with $25.6 million at January 31, 2016.  This decrease is primarily due to lower business volume associated with our upholstery fabrics segment as a result of the timing of the Chinese New Year holiday as noted above.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $41.0 million at January 29, 2017, compared with $49.3 million at January 31, 2016. Operating working capital turnover was 7.0 during the third quarter of fiscal 2017 compared with 7.2 during the third quarter of fiscal 2016.

Financing Arrangements
Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements.
At January 29, 2017, we were in compliance with all our financial covenants.
Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $10.3 million (of which $1.0 million was vendor financed) for the nine month period ending January 29, 2017, compared with $7.7 million for the same period a year ago. Capital expenditures for fiscal 2017 and 2016 mostly related to our mattress fabrics segment.

Depreciation expense was $5.3 million for the nine month period ending January 29, 2017 compared with $4.9 million for the same period a year ago. Depreciation expense for fiscal 2017 and 2016 mostly related to the mattress fabrics segment.

For fiscal 2017, we are projecting capital expenditures for the company as a whole to be in the range of $12.0 million to $15.0 million. Depreciation expense for the company as a whole is projected to be approximately $7.0 million in fiscal 2017. The estimated capital expenditures and depreciation expense mostly relate to the mattress fabrics segment.

We have incurred a higher than normal level of capital spending in fiscal 2017 on expansion projects to support our growth strategy and provide flexibility to meet expected demand trends. We expect capital spending to be somewhat lower in fiscal 2018 as compared to fiscal 2017.

These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At January 29, 2017, we had total amounts due regarding capital expenditures totaling $5.6 million, of which $4.5 million is financed and pertains to completed work for the construction of a new building (see below). Of the total amount due of $5.6 million, $4.9 million is required to be paid within one year from the end of our third quarter of fiscal 2017, with a remaining amount of $708,000 due in May 2018.

Purchase Commitments – Capital Expenditures

At January 29, 2017 we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $8.2 million. The $8.2 million includes $4.9 million (of which $4.5 million represents completed work) associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at an current estimated cost of $11.1 million. This agreement required an installment payment of $1.9 million in April 2016 and requires additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.8 million; and Fiscal 2019 - $1.1 million. Interest will be charged on the required outstanding installment payments in excess of services that have been rendered at a rate of $2.25% plus the current 30 day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments noted above, there will be a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

The remaining $4.9 million on this commitment is required to be paid on an installment basis over the next two fiscal years as follows: Fiscal 2018 - $3.8 million; and Fiscal 2019 - $1.1 million.

This new building is currently expected to be completed and placed in service in our fourth quarter of fiscal 2017.

Critical Accounting Policies and Recent Accounting Developments

At January 29, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2016.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2016.

Contractual Obligations
As of January 29, 2017, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2016, with the exception of the joint venture agreement disclosed in the mattress fabrics segment analysis section of the Results of Operations.

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

At January 29, 2017, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 2.23% at January 29, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 29, 2017, there were no borrowings outstanding under any of our revolving credit lines.
We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 29, 2017, would not have had a significant impact on our results of operations or financial position.

ITEM 4.     CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 29, 2017, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 29, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 29, 2017. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 29, 2017. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 for the fiscal year ended May 1, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2016 to December 4, 2016	-	-	-	$5,000,000
December 5, 2016 to January 1, 2017	-	-	-	$5,000,000
January 2, 2017 to January 29, 2017	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits
The following exhibits are submitted as part of this report.

3(i)	Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007 (Commission File No. 001-12597), and incorporated herein by reference.

10.1	Written description of non-employee compensation was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 9, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 10, 2017	By:	Kenneth R. Bowling
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