Form 10-K
period 2017-04-30
CULP INC
filed 2017-07-14
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☒

As of April 30, 2017, 12,356,631 shares of common stock were outstanding. As of October 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $304,910,582 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 20, 2017 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT
TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements whether as a result of new information, future events or otherwise. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

PART 1

ITEM 1. BUSINESS

Overview

Culp, Inc. manufacturers, sources, and markets mattress fabrics and sewn covers used for covering mattresses and foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in production of upholstered furniture. The company competes in a fashion-driven business, and we strive to differentiate ourselves by placing sustained focus on product innovation and creativity. In addition, Culp places great emphasis on providing creative designs, along with excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

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

Culp markets a variety of fabrics in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. We had fifteen active production facilities as of the end of fiscal 2017, located in North and South Carolina; Quebec, Canada; and Shanghai, China. We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics produced specifically for Culp and created by Culp designers. We operate distribution centers in North Carolina and Shanghai, China, plus a new distribution facility in Canada, to facilitate distribution of our products. Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is due primarily to the upholstery fabrics segment, where 92% of our sales in fiscal 2017 consist of fabrics produced in Asia, while the mattress fabrics business remains mostly based in North America.

Total net sales in fiscal 2017 were $309.5 million. The mattress fabrics segment had net sales of $190.8 million (62% of total net sales), while the upholstery fabrics segment had net sales of $118.7 million (38% of total net sales).

During fiscal 2017, both segments continued to build upon strategic initiatives and structural changes that were implemented  over the  last several  years. A number  of steps were  taken to  consolidate and streamline operations, while adding capacity where necessary. The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and introduction of new designs to keep current with industry trends and differentiate our products, and at the same time allows the company to focus its efforts on shifting demand trends. Although we did not experience continued sales growth in fiscal 2017, the company was still able to set another record for income before income taxes.

Industry demand in our principal markets has been somewhat challenged during the past two years, with more difficult conditions in upholstered furniture than in the bedding industry. During this period, we have worked to maintain sales levels in both of our business segments in the face of weaker demand. At the same time, we have balanced our drive for higher sales against a desire to avoid sacrificing profits at the expense of higher revenue. We have continued to experience positive responses from customers to our innovative designs and new products introduced during these years, and our profits have responded accordingly. Sales and operating income in mattress fabrics increased 2% and 11%, respectively, during fiscal 2017. Net sales for upholstery fabrics were 6% lower in fiscal 2017, but operating income in that segment declined by only 2%, due primarily to a more profitable mix of products sold and the positive impact of foreign currency exchange rate changes. An increasing percentage of our sales are now based on new product introductions. For the company as a whole, while net sales declined by 1% for fiscal 2017, pre- tax income was $29.7 million, the highest level in company history, exceeding the record level of the previous year.

The mattress fabrics segment has continued to make strategic investments in capital projects and expansion initiatives. Investments have been targeted at expanded capacity, continuing improvements in service capabilities, maintaining a flexible approach to fabric sourcing, and dealing with challenging industry conditions. These expenditures included expansion projects to provide increased manufacturing capacity and more efficient equipment for this segment, following several successful acquisitions. The mattress fabrics segment significantly enhanced its distribution capabilities in both the U.S. and Canada during fiscal 2017. This segment has also furthered its design capabilities with additional personnel, product software, and a new system for cataloguing designs to enhance innovation.

The upholstery fabrics segment operates on a flexible variable cost model, with most of its fabrics now sourced in Asia. This division has focused its efforts in recent years on innovation in its products and exploration of new markets. An emphasis on product innovation has caused an increase in profit margins as compared to recent years when the company had somewhat higher overall upholstery sales, and new products continue to be introduced. In fiscal 2017, the company developed and began to market new lines of performance fabrics, which have become a growth category for the upholstery division. In addition, the upholstery segment continues to seek new market opportunities, with a recent example being emphasis on sales to the hospitality market, mostly to hotels and motels.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, our stock has been listed on the New York Stock Exchange and traded under the symbol “CFI” until July 13, 2017, at which time the Company’s ticker symbol changed to “CULP.” Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina. References in this document to “Culp,” the “company,” “we,” “our,” and “us” refer to Culp, Inc. and its consolidated subsidiaries.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales

Segment	Fiscal 2017		Fiscal 2016		Fiscal 2015
Mattress Fabrics	$190.8	(62%)	$186.4	(60%)	$179.7	(58%)
Upholstery Fabrics
Non-U.S.-Produced	$109.0	(35%)	$115.3	(37%)	$119.2	(38%)
U.S.-Produced	$9.7	(3%)	$11.2	(3%)	$11.3	(4%)
Total Upholstery	$118.7	(38%)	$126.5	(40%)	$130.5	(42%)
Total company	$309.5	(100%)	$312.9	(100%)	$310.2	(100%)

Additional financial information about our operating segments can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. One of the Stokesdale plants and the St. Jerome plant manufacture and finish knitted and jacquard (damask) fabric. Both of these facilities now offer finished goods distribution capabilities, with the new distribution facility in Canada added during fiscal 2017. The main Stokesdale  plant continues to house the division offices.

Culp Home Fashions had capital expenditures totaling $70 million during the past ten years with especially high spending levels during the past three fiscal years. These expenditures provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business, while also allowing us to maintain our leading edge technology through support of modernization and expansion projects. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and a much improved platform for warehousing and distribution, including the distribution facility in Canada noted above.

Asset acquisition transactions in fiscal 2009 and fiscal 2014 allowed us to enhance and secure our competitive position and to expand our mattress fabrics business. Taken together, the two transactions allowed us to secure our supply for knitted mattress fabrics, an important and growing product category, while also gaining control of product development and improving customer service. The transactions also involved consulting and non-compete agreements that enhanced our mattress fabrics product development and helped to secure our end-markets. In addition to these transactions, we have continued to make further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

Our sewn mattress cover business, established during fiscal 2013, participates in a joint marketing agreement for the production and marketing of sewn mattress covers and represents a further step in our efforts to respond to industry demands. The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS), and is a joint marketing effort with A. Lava & Son Co. of Chicago (A Lava), a leading provider of mattress covers. This manufacturing operation, located near our other plants in North Carolina, involves leased space and a limited capital investment in equipment. Teaming with A Lava has allowed us to have two mirrored manufacturing facilities and great flexibility in meeting demand for mattress covers from bedding producers.  In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with A Lava to construct a second location for CLASS in Haiti, which is expected to begin production of mattress covers during the second quarter of 2018.

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, piece-dyed woven products, and polyurethane “leather look” fabrics. This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China. We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China. In the past fiscal year, sales of non-U.S. produced upholstery accounted for approximately 92% of our upholstery fabric sales. Our China facilities near Shanghai include fabric sourcing, finishing, warehousing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers. We continue to expand our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market. The U.S. facility in South Carolina produces a variety of woven upholstery fabrics, including velvets and certain decorative fabrics.

Our upholstery fabrics business has moved from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and tastes. At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics. This strategic approach has allowed us to limit our investment of capital in fixed assets and control the costs of our products, while continuing to leverage our design and finishing expertise, industry knowledge, and important relationships.

After six consecutive years of sales growth, sales declined slightly in fiscal 2016 and by 6% in fiscal 2017, mainly as a result of challenging demand conditions for upholstered furniture in those years. We were able to maintain solid growth in operating income through fiscal 2016. In fiscal 2017, operating income fell by only 2%, reflecting our focus on better margin products and more favorable foreign currency exchange rates. We believe our success over the longer term and our ability to maintain operating income margins is due largely to a business strategy that has included: 1) innovation in a low- cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand. Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture and meet continually changing demand levels and consumer preferences. Most recently, we have implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets. The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components). The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furniture and fabrics market includes fabrics used in the hospitality industry (primarily hotels and motels), upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall coverings. The principal industries into which the company sells products are described below. Currently, the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations. Unlike the residential furniture industry, which continues to face intense competition from imports, the U.S. bedding industry has largely remained a North American-based business with limited competition from imports. Imports of bedding into the U.S. have increased in recent years, but imported beds still represent only a minor portion of total U.S. bedding sales. The primary reasons include: 1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventory carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer’s and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition and importance.

A key trend driving the bedding industry is increased awareness among consumers about the health benefits of better sleep, which has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding. Another important trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor. Mattress fabric design efforts are based on current trends in home decor and fashion. Another trend has been the growth in non- traditional sources for retail mattress sales such as internet and “bed in a box” sales, as well as wholesale warehouse clubs. These sales channels have the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity.  Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

Overview of Residential and Commercial Furniture Industry

Sales of residential and commercial furniture were both severely affected by the global economic downturn in 2008-2009, and have now been in recovery for several years along with the overall economy. The pace of recovery, however, has been uneven and often weak in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 58% to 62% of our total net sales in each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 38% to 42% of our sales for each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $10.00 per yard.

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

Sewn mattress covers	Covers for bedding (primarily specialty beds), sewn from mattress fabrics produced by our facilities or sourced from others.

Upholstery Fabrics

Woven jacquards	Elaborate, complex designs such as florals and tapestries in traditional, transitional, and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.

Woven dobbies
Fabrics that use straight lines to produce geometric designs such as plaids, stripes, and solids in traditional and country styles. Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.

Velvets	Soft fabrics with a plush feel. Woven or knitted in basic designs, using synthetic yarns that are yarn dyed or piece dyed.

Suedes
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding. The fabrics are typically plain or small jacquard designs, with some being printed. These are sometimes referred to as microdenier suedes.

Faux leathers
Sueded or knitted base cloths which are overprinted with polyurethane, and composite products consisting of a base fabric that is coated with a top layer of polyurethane, which simulates the look and feel of leather.

Cut and sewn kits	Covers made from various types of upholstery fabrics and cut and sewn to specifications of furniture manufacturing customers for use on specific furniture frames.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates five manufacturing plants, with four located in North Carolina and one in St. Jerome, Quebec, Canada. Over the past ten fiscal years, we made capital expenditures of approximately $70 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Jacquard mattress fabrics and knitted fabrics are produced at both our main Stokesdale facility and our St. Jerome plant. The majority of finishing and inspection processes for mattress fabrics are conducted at the main Stokesdale plant, and the St. Jerome plant has added knit finishing and inspection, along with distribution capabilities, within the past year. We have a joint marketing arrangement with a producer of sewn mattress covers for bedding. This arrangement includes an additional manufacturing facility to produce and market sewn mattress covers. The mattress cover operation is being further expanded through a joint venture to construct an additional mattress cover facility in Haiti, which is expected to begin production during the second quarter of fiscal 2018.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers. A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp. We are also sourcing some Culp-designed knitted fabrics, certain converted fabric products, and some sewn mattress covers using our Culp China platform.

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

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. The company invests significant resources to stay ahead of current design trends, including maintaining a trained and active design staff, investing in research and development activities such as participation in international design shows, and implementing systems for creating and cataloguing new designs. Price point delineation is accomplished through fabric quality as well as variation in design. Additionally, consumers are drawn to the mattress that is the most visually appealing when walking into a retail showroom. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

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

Distribution

Mattress Fabrics Segment

The vast majority of our shipments of mattress fabrics originate from our facilities in Stokesdale, North Carolina, and we have additional distribution capabilities in Canada and China. Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. In addition to “make to order” distribution, an inventory of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” Beginning in fiscal 2010 and continuing through fiscal 2017, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs. The mattress fabrics segment purchases primarily synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes, and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products. The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

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

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. From fiscal 2015 through fiscal 2017, our profitability was aided by lower raw material prices due to lower oil prices, among other factors.

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

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available. Based on this information, we do not currently believe that environmental matters will have a material adverse effect on either the company’s financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

As of April 30, 2017, we had 1,325 employees, compared to 1,217 at the end of fiscal 2016.  Overall, our total number of employees has expanded gradually over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 15% of the company’s workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2020. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Mattress Fabrics Segment	793	682	631	592	577
Upholstery Fabrics Segment United States	148	134	129	129	121
Poland	-	-	-	4	5
China	380	397	424	438	464
Total Upholstery Fabrics Segment	528	531	553	571	590
Unallocated corporate	4	4	4	4	4
Total	1,325	1,217	1,188	1,167	1,171

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), and Corsicana Bedding. Our two largest customers in the mattress fabrics segment are (1) Serta Simmons Holdings, LLC, accounting for approximately 22% of the company’s overall sales in fiscal 2017, and (2) Tempur + Sealy International, Inc., accounting for approximately 10% of our overall sales in fiscal 2017. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Heritage Home Group (Broyhill and Lane), Jackson Furniture, Jonathan Louis, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion. Major customers for the company’s fabrics for commercial furniture include HON Industries. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for 11% of the company’s consolidated sales in fiscal 2017.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2017		Fiscal 2016		Fiscal 2015

United States	$241,236	77.9%	$244,930	78.3%	$242,833	78.3%
North America	$29,995	9.7%	$31,667	10.1%	$30,758	10.0%
(Excluding USA)(1)
Far East and Asia(2)	34,695	11.2%	31,927	10.2%	31,855	10.3%
All other areas	3,618	1.2%	4,336	1.4%	4,720	1.4%
Subtotal (International)	$68,308	22.1%	$67,930	21.7%	$67,333	21.7%
Total	$309,544	100%	$312,860	100%	$310,166	100%

(1) Of this amount, $22.3 million, $24.2 million, and $24.1 million are attributable to shipments to Mexico in fiscal 2017, 2016, and 2015, respectively.

(2) Of this amount, $26.6 million, $23.1 million, and $26.5 million are attributable to shipments to China in fiscal 2017, 2016, and 2015, respectively.

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

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 30, 2017, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 5, 2017 was $9.2 million, all of which are expected to be filled during the first quarter of fiscal 2018, compared with $8.4 million as of the end of fiscal 2016 (for confirmed shipping dates prior to June 6, 2016).

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

Our business faces several risks associated with doing business in China.

We source a variety of fabrics from a limited number of strategic suppliers in China, and we operate three upholstery manufacturing facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China. The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties or tariffs on Chinese imports, may adversely affect our business. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

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

The company has long-lived assets, primarily consisting of property, plant and equipment and goodwill and to a lesser extent other intangible assets. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill and other intangible assets be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Although no material write-downs were experienced in the past several fiscal years, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 22% of consolidated net sales, and Tempur Sealy International, Inc. accounting for approximately 10% of consolidated net sales, in fiscal 2017. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 11% of consolidated net sales during fiscal 2017, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors. As a result, we face significant competition from a large number of competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in both segments means we are constantly subject to the risk of losing market share. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

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

We increasingly rely on technology systems and infrastructure. Greater dependence on such systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber- attacks that could compromise our internal technology system and infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Failures of technology or related systems, or an improper release of confidential information, could damage our business or subject us to unexpected liabilities.

We are subject to litigation and environmental regulations that could adversely impact our sales and earnings.

We have been, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability, and employment disputes, some of which claim significant damages. We face the continual business risk of exposure to claims that our operations have caused personal injury or property damage. We maintain insurance against product liability claims and in some cases have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in High Point, North Carolina. As of the end of fiscal 2017 (April 30, 2017), we leased our corporate headquarters and owned or leased fifteen facilities associated with our mattress and upholstery fabric operations. The following is a list of our principal administrative and production facilities. Our facilities listed below are organized by business segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease

• Administrative:
High Point, North Carolina (1)	Upholstery fabric division	29,812	2025
	offices and corporate
	headquarters
• Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and	299,163	Owned
	headquarters office
Stokesdale, North Carolina	Distribution center	220,222	Owned
Stokesdale, North Carolina (3)	Manufacturing	56,950	2017
High Point, North Carolina (1)	Manufacturing	63,522	2023
High Point, North Carolina	Warehouse and offices	65,886	2020
Summerfield, North Carolina (3)	Manufacturing	39,320	2017
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

• Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina (2)	Finished goods distribution	132,000	-
Burlington, North Carolina	Design center	15,000	2021
Shanghai, China	Manufacturing and offices	68,677	2018
Shanghai, China	Manufacturing and offices	89,857	2020
Shanghai, China	Manufacturing and warehousing	89,857	2018
Shanghai, China	Warehouse and offices	64,583	2020
Shanghai, China	Warehouse	48,610	2018
____________________________________________________________
(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.
(3)
The lease regarding this facility expires after our fiscal year end of April 30, 2017, and will not be renewed. The production that resides as this location is currently being moved to an existing mattress fabrics facility.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the company, or its subsidiaries, is a party to or of which any of their property is the subject that are required to be disclosed under this item.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.

Correspondence should be mailed to:
Computershare
P.O. Box 505000
Louisville, KY 40233

Overnight correspondence should be sent to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Prior to July 13, 2017, Culp, Inc. common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol CFI. Effective July 13, 2017, Culp, Inc. common stock started trading on the NYSE under the symbol CULP. As of April 30, 2017, Culp, Inc. had approximately 4,326 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Stifel Financial Corp - John A. Baugh, CFA

Stonegate Capital Partners, Inc. – Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2017 to March 5, 2017	-	$ -	-	$5,000,000
March 6, 2017 to April 2, 2017	-	$ -	-	$5,000,000
April 3, 2017 to April 30, 2017	-	$ -	-	$5,000,000
Total	-	$ -	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividend payments are payable on July 17, 2017, to shareholders of record as of July 3, 2017.

During fiscal 2017, dividend payments totaled $6.3 million, of which $2.6 million represented a special cash dividend payment in the first quarter of $0.21 per share, and $3.7 million represented our regular quarterly cash dividend payments ranging from $0.07 to $0.08 per share.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2017, 2016, or 2015.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 30, 2017, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of eight companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2012 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2017	2016	2015	2014	2013	2017/2016
INCOME STATEMENT DATA
net sales	$309,544	312,860	310,166	287,162	268,814	-1.1%
cost of sales	240,309	247,749	254,599	238,256	219,284	-3.0%
gross profit	69,235	65,111	55,567	48,906	49,530	6.3%
selling, general, and administrative expenses	39,157	36,773	32,778	28,657	28,445	6.5%
income from operations	30,078	28,338	22,789	20,249	21,085	6.1%
interest expense	-	-	64	427	632	0.0%
interest income	(299)	(176)	(622)	(482)	(419)	69.9%
other expense	681	616	391	1,261	583	10.6%
income before income taxes	29,696	27,898	22,956	19,043	20,289	6.4%
income taxes	7,339	10,963	7,885	1,596	1,972	-33.1%
loss from investment in unconsolidated joint venture	23	-	-	-	-	100.0%
net income	$22,334	16,935	15,071	17,447	18,317	31.9%
depreciation	$7,085	6,671	5,773	5,312	5,115	6.2%
weighted average shares outstanding	12,312	12,302	12,217	12,177	12,235	0.1%
weighted average shares outstanding, assuming dilution	12,518	12,475	12,422	12,414	12,450	0.3%
PER SHARE DATA
net income per share - basic	$1.81	1.38	1.23	1.43	1.50	31.2%
net income per share - diluted	1.78	1.36	1.21	1.41	1.47	30.9%

dividends per share	$0.51	0.66	0.62	0.18	0.62	-22.7%

book value	$12.03	10.50	9.77	9.12	7.82	14.6%
BALANCE SHEET DATA
operating working capital (4)	$40,869	45,794	41,829	41,120	39,228	-10.8%
property, plant and equipment, net	51,651	39,973	36,078	31,376	30,594	29.2%
total assets	205,634	175,142	171,300	160,935	142,779	17.4%
capital expenditures	18,771	10,708	11,174	5,310	4,457	75.3%
dividends paid	6,280	8,140	7,579	2,204	7,593	-22.9%
long-term debt, current maturities of long-term debt and line of credit	-	-	2,200	4,986	7,161	0.0%
shareholders' equity	148,630	128,812	119,427	111,744	95,583	15.4%
capital employed (3)	98,429	90,357	83,225	80,038	74,747	8.9%
RATIOS & OTHER DATA
gross profit margin	22.4%	20.8%	17.9%	17.0%	18.4%
operating income margin	9.7%	9.1%	7.3%	7.1%	7.8%
net income margin	7.2%	5.4%	4.9%	6.1%	6.8%
effective income tax rate	24.7%	39.3%	34.3%	8.4%	9.7%
debt to total capital employed ratio (1) (3)	0.0%	0.0%	2.6%	6.2%	9.6%
operating working capital turnover (4)	7.3	7.0	7.7	7.0	7.4
days sales in receivables	29	27	34	35	32
inventory turnover	5.0	5.6	6.1	6.0	5.9
STOCK DATA
stock price
high	$37.80	35.23	29.19	21.10	18.15
low	25.57	22.72	16.60	14.93	9.00
close	32.10	26.24	26.02	18.61	16.25
P/E ratio (2)
high	21	26	24	15	12
low	14	17	14	11	6
daily average trading volume (shares)	42.1	67.3	38.6	27.5	40.9

(1)	Debt includes long-term and current maturities of long-term debt and line of credit.

(2)	P/E ratios based on trailing 12-month diluted net income per share.

(3)
Capital employed does not include cash and cash equivalents, short-term investments, long-term investments (held-to-maturity), long-term investments (rabbi trust), current maturities of long-term debt, long-term debt, line of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2017 and 2016 each included 52 weeks. Fiscal 2015 included 53 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial furniture manufacturers.

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

Executive Summary

Results of Operations

Twelve Months Ended

(dollars in thousands)	April 30, 2017	May 1, 2016	Change
Net sales	$309,544	$312,860	(1.1)%
Gross profit	69,235	65,111	6.3%
Gross profit margin	22.4%	20.8%	160	bp
SG&A expenses	39,157	36,773	6.5%
Income from operations	30,078	28,338	6.1%
Operating margin	9.7%	9.1%	60	bp
Income before income taxes	29,696	27,898	6.4%
Income taxes	7,339	10,963	(33.1)%
Net income	22,334	16,935	31.9%

Net Sales

Overall, our net sales were slightly lower in fiscal 2017 compared to a year ago, with mattress fabric net sales increasing 2.4% and upholstery fabric net sales decreasing 6.1%. The decrease in upholstery fabric net sales was primarily due to the soft retail environment for residential furniture that persisted for most of fiscal 2017.

Income Before Income Taxes

Despite the decrease in net sales noted above, income before income taxes increased 6.4% compared to the same period a year ago. This was primarily due to the improvement in profitability from our mattress fabrics segment, due to lower raw material costs and the benefits of our capital investments, partially offset by higher SG&A expenses.

Income Taxes

We recorded income tax expense of $7.3 million, or 24.7% of income before income tax expense, in fiscal 2017, compared with income tax expense of $11.0 million, or 39.3% of income before income tax expense, in fiscal 2016. This decrease primarily represents an income tax benefit of $3.4 million for the reversal of an uncertain income tax position associated with foreign jurisdictions in which the statute of limitations expired.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At April 30, 2017, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $54.2 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by operating activities of $33.0 million, partially offset by $12.9 million in capital expenditures (of which $1.1 million was vendor-financed) that were mostly associated with our mattress fabric segment, $1.1 million in our investment in an unconsolidated joint venture located in Haiti, $6.3 million in dividend payments, and $1.4 million in long- term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan. Our net cash provided by operating activities of $33.0 million in fiscal 2017 increased $6.2 million compared with $26.8 million in fiscal 2016. The increase in our net cash provided by operating activities is primarily due to increased earnings in fiscal 2017.

Currently, we do not have any borrowings outstanding under our credit agreements.

Dividend Program

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividend payments are payable on July 17, 2017, to shareholders of record as of July 3, 2017.

During fiscal 2017, dividend payments totaled $6.3 million, of which $2.6 million represented a special cash dividend payment in the first quarter of $0.21 per share, and $3.7 million represented our regular quarterly cash dividend payments ranging from $0.07 to $0.08 per share.

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

During fiscal 2017, there were no repurchases of our common stock.

At April 30, 2017, we had $5.0 million available for additional repurchases of our common stock.

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.6	79.2	82.1
Gross profit	22.4	20.8	17.9
Selling, general and administrative expenses	12.7	11.7	10.6
Income from operations	9.7	9.1	7.3
Interest income, net	0.1	0.0	0.2
Other expense	(0.2)	(0.2)	(0.1)
Income before income taxes	9.6	8.9	7.4
Income taxes *	24.7	39.3	34.3
Loss from investment in unconsolidated joint venture	0.0	0.0	0.0
Net income	7.2%	5.4%	4.9%

*	Calculated as a percentage of income before income taxes.

2017 compared with 2016

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended

(dollars in thousands)	April 30, 2017	May 1, 2016	Change
Net sales	$190,805	$186,419	2.4%
Gross profit	43,065	38,718	11.2%
Gross profit margin	22.6%	20.8%	180	bp
SG&A expenses	13,685	12,223	12.0%
Income from operations	29,380	26,496	10.9%
Operating margin	15.4%	14.2%	120	bp
Net Sales

Our mattress fabrics segment reported year-over-year improvement in net sales, in spite of disruptions within the mattress industry and a soft retail sales environment. Our focus on design and innovation continues to remain our top priority and has allowed us to provide a favorable product mix of mattress fabrics and cut and sew covers across most price points and style trends. Our mattress cover business, known as CLASS, has continued to perform well. The growth in CLASS has allowed us to develop new products with existing customers and reach new customers and additional market segments, especially the growing internet bed in a box space. Our scalable and flexible manufacturing platform supports our focus on design and innovation, and we have made significant capital investments to improve our operating efficiencies and overall capacity.

Industry disruptions and demand trends have caused some short-term uncertainty in the mattress fabrics industry. Some of these disruptions involve major customers of our mattress fabrics business, including changes to the distribution channels of at least one significant customer. As a result, we have indications from a customer that there will be reductions in orders from them, but at the same time, we have indications from other large customers that our levels of business with them is expected to increase. The structure of our supply arrangements and contracts with major customers is such that it is difficult to make predictions with certainty, and this is further complicated by the just in time (JIT) order and delivery model used in the bedding industry. Nonetheless, we are cautiously optimistic that we will not experience a significant negative impact on our mattress fabrics business related to these issues. While industry disruptions and demand issues in the bedding industry may affect sales trends in the short term, we believe that challenges with certain customers will at least be partially offset by increased sales and opportunities with others.

Gross Profit and Operating Income

Overall

Our mattress fabric gross profit and operating income increased in fiscal 2017 compared to fiscal 2016. The increase in this segment’s operating income primarily reflects lower raw material costs and benefits of our capital investments. Additionally, operating income for mattress fabrics was negatively affected by SG&A expenses relating to higher inventory warehousing costs, design and sales expenses, and non- recurring plant facility consolidation charges (approximately $560,000 for fiscal 2017) associated with the expansion projects located in North Carolina noted below.

In addition to the industry disruptions and demand trends discussed above, this segment’s operating income will continue to be affected during the first quarter of fiscal 2018 by non-recurring plant consolidation charges associated with the expansion projects located in North Carolina.

Capital Projects

During fiscal 2017, we continued to make substantial capital investments and significant changes within our multi-country production facilities that are designed to enhance our operations and improve product delivery performance. Below is a summary of our capital projects:

•	Our building expansion projects in North Carolina, including a new distribution center and knitted fabric plant consolidation, were substantially complete as of the fourth quarter of fiscal 2017.

•	We expect to have all of the associated equipment relocated and new installations finalized by the end of the first quarter of fiscal 2018.

•
We completed expansion of our Canadian operations in the fourth quarter of fiscal 2017, with additional finishing equipment and a new distribution center that will allow us to ship directly to our customers in Canada.

•
We are moving our CLASS production platform to a new location in July 2017 that offers a more efficient and streamlined production flow and access to a larger labor pool. Additionally, this facility will include expanded showroom and production development space.

Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production in the second quarter of fiscal 2018 and will complement our mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

During fiscal 2017, CLIH incurred a $46,000 net loss that pertained to start-up operating expenses in the fourth quarter. Our equity in this net loss was $23,000, which represents the Company's fifty percent ownership in CLIH.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	April 30, 2017	May 1, 2016
total assets	$2,258	$-
total liabilities	$46	$-
total members’ equity	$2,212	$-

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	April 30, 2017	May 1, 2016	% Change
Accounts receivable and inventory	$47,038	$43,472	8.2%

Property, plant & equipment	48,916	37,480	30.5%
Goodwill	11,462	11,462	0.0%
Investment in unconsolidated joint venture	1,106	-	100%
Non-compete agreement	828	903	(8.3)%
Customer Relationships	664	715	(7.1)%
Accounts Receivable & Inventory

As of April 30, 2017, accounts receivable and inventory increased $3.6 million compared with May 1, 2016. This included an increase in inventory of $2.5 million, as a result of having higher inventory levels to meet expected demand trends for new production introductions, and a $1.1 million increase in accounts receivable primarily due to the extension of discount credit terms with certain key customers that occurred in the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $48.9 million at April 30, 2017, represents property, plant and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represents property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

As of April 30, 2017, property, plant, and equipment increased $11.4 million compared with May 1, 2016. This increase is due to capital expenditures of $17.6 million that primarily relate to the construction of a new building (see Note 11 of the consolidated financial statements for further details) and purchases and installation of machinery and equipment, partially offset by depreciation expense of $6.2 million for fiscal 2017.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of CLIH noted above.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at April 30, 2017, compared with May 1, 2016, are primarily due to amortization expense in fiscal 2017.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended

(dollars in thousands)	April 30, 2017		May 1, 2016		% Change
Non U.S. Produced	$109,012	92%	$115,167	91%	(5.3)%
U.S Produced	9,727	8%	11,274	9%	(13.7)%
Total	$118,739	100%	$126,441	100%	(6.1)%

Our decrease in net sales primarily reflects the soft retail environment for residential furniture that has persisted for most of fiscal 2017 and our strategy to change our product mix to improve our profitability.

In spite of the challenging demand trends, we continued to execute our product-driven strategy with a focus on design and innovation. As a result, we have seen positive demand trends for our performance line of highly durable and stain resistant upholstery fabrics. We have also experienced meaningful sales growth in the hospitality segment, which accounted for a higher percentage of overall upholstery fabric net sales in fiscal 2017. The hospitality segment is a key area of focus in our product diversification strategy.

Our 100% owned China platform supports our marketing efforts with the manufacturing flexibility to adapt to changing furniture market trends and consumer style preferences.

Gross Profit and Operating Income

		Twelve Months Ended

(dollars in thousands)	April 30, 2017	May 1, 2016	Change

Gross profit	$26,170	$26,393	(0.8)%
Gross profit margin	22.0%	20.9%	110	bp
SG&A expenses	15,079	15,094	(0.1)%
Income from operations	11,091	11,298	(1.8)%
Operating margin	9.3%	8.9%	40	bp

Despite the decrease in net sales noted above, our gross profit and operating margins increased in fiscal 2017 compared with the same period a year ago. This trend reflects our strategy to enhance both our customer and product mix to improve our profitability, and lower operating expenses due to more favorable currency exchange rates in China.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	April 30, 2017	May 1, 2016	% Change
Accounts receivable and inventory	$29,021	$26,540	9.4%

Property, plant & equipment	1,879	1,564	20.1%

Accounts Receivable & Inventory

As of April 30, 2017, accounts receivable and inventory increased $2.5 million compared with May 1, 2016. This increase was due to an increase in inventory of $2.5 million, as a result of customers requiring us to hold higher inventory levels of key products.

Property, Plant & Equipment

The $1.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $655,000. The $1.6 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $893,000 and located in China of $671,000.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 30, 2017	May 1, 2016	% Change
SG&A expenses	$39,157	$36,773	6.5%
Interest income	299	176	69.9%
Other expense	681	616	10.6%

Selling, General and Administrative Expenses

The increase in SG&A expenses for fiscal 2017 compared with fiscal 2016, was primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets. The increase was also due to higher inventory warehousing costs, design and sales expenses, and non-recurring plant facility consolidation charges (approximately $560,000 for fiscal 2017) associated with our mattress fabrics segment.

Interest Expense

Interest costs charged to operations were $158,000 and $58,000 for fiscal 2017 and 2016, respectively. The interest costs charged to operations were fully offset by interest costs for the  construction of qualifying fixed assets that were capitalized and will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased for fiscal 2017 compared with fiscal 2016. The increase was due to management’s decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are  classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

Other Expense

Other expense for fiscal 2017 was comparable to fiscal 2016.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $7.3 million, or 24.7% of income before income tax expense, in fiscal 2017 compared with income tax expense of $11.0 million, or 39.3% of income before income tax expense, in fiscal 2016. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016
federal income tax rate	34.0%	34.0%
tax effects of Chinese foreign exchange gains	1.6	4.4
change in valuation allowance	(0.2)	(1.2)
change in North Carolina income tax rates	-	0.7
reversal of foreign uncertain income tax position	(11.6)	-
other	0.9	1.4
	24.7%	39.3%
Deferred Income Taxes – Valuation Allowance
Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction- by-jurisdiction basis, taking into account the effects of local tax law. Refer to Note 9 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of April 30, 2017 and May 1, 2016, respectively.

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

Refer to Note 9 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of April 30, 2017 and May 1, 2016, respectively.

Uncertainty in Income Taxes

Our gross unrecognized income tax benefit of $12.2 million at April 30, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal years 2014 through 2016, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

During the fiscal 2017, we recognized an income tax benefit of $3.4 million for the reversal of an uncertain income tax position associated with certain foreign jurisdictions in which the statute of limitations expired. Accordingly, of this $3.4 million income tax benefit, $2.1 million and $1.3 million were treated as discrete events in which the full income tax effects of these adjustments were recorded in the third and fourth quarters, respectively.

Income Taxes Paid

We reported income tax expense of $7.3 million and $11.0 million in fiscal 2017 and 2016, respectively. Currently, we are not paying income taxes in the United States as we have an estimated $9.0 million in operating loss carryforwards at April 30, 2017. However, we did have income tax payments of $5.5 million in fiscal 2017 and $6.7 million in fiscal 2016. Our income tax payments are associated with our subsidiaries located in China and Canada.

2016 compared with 2015

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	Change
Net sales	$186,419	$179,739	3.7%
Gross profit	38,718	32,877	17.8%
Gross profit margin	20.8%	18.3%	250	bp
SG&A expenses	12,223	11,206	9.1%
Income from operations	26,496	21,671	22.3%
Operating margin	14.2%	12.1%	210	bp

Net Sales

Our steady sales growth for fiscal 2016 outperformed overall industry trends. Our focus on design and innovation allowed us to create a diversified product mix of products from mattress fabrics to finished cover. As a result, we achieved significant progress in our mattress cover business during fiscal 2016 compared to the same period a year earlier. This has allowed us to reach new customers and additional market segments, especially the internet bedding space.

Our mattress fabric net sales also were affected somewhat by increased customer pricing pressures and the fact that fiscal 2016 contained one less week of operations compared with fiscal 2015.

Gross Profit and Operating Income

Our increased gross profit and operating income reflected the benefits of our capital investments that were placed into service in the last half of fiscal 2015, which included increased production capacity via newer and more efficient equipment, enhanced finishing capabilities, and improved overall efficiency and throughput. During the last half of fiscal 2016, we completed the first phase of our expansion project at our facility located in Canada, which primarily included the installation of additional new equipment and other technological improvements to our manufacturing platform.

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

Accounts Receivable & Inventory

The increase in accounts receivable and inventory was due to an increase in inventory of $4.6 million, as a result of customers requiring us to hold higher inventory levels of key products. This was partially offset by a decrease in accounts receivable of $2.5 million due to improved cash collections in the fourth quarter of fiscal 2016 compared with the fourth quarter fiscal 2015.

Property, Plant & Equipment

The $37.5 million at May 1, 2016, represented property, plant and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively. The $33.8 million at May 3, 2015, represented property, plant, and equipment of $23.8 million and $10.0 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment was due to the capital expansion projects noted above, offset by depreciation expense.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at May 1, 2016, compared with May 3, 2015 were primarily due to amortization expense in fiscal 2016.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 1, 2016		May 3, 2015		% Change
Non U.S. Produced	$115,167	91%	$119,177	92%	(3.4)%
U.S Produced	11,274	9%	11,250	8%	0.2%
Total	$126,441	100%	$130,427	100%	(3.1)%

Our decrease in net sales reflected softer retail demand for home furnishings and our strategy to change our product mix to improve our profitability. Our upholstery fabric net sales were also affected by the fact that fiscal 2016 contained one less week of operations compared with the same period a year earlier and by the closure of our finished goods warehouse and distribution facility located in Poland during the third quarter of fiscal 2015.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	Change
Gross profit	$26,393	$22,690	16.3%
Gross profit margin	20.9%	17.4%	350	bp
SG&A expenses	15,094	14,562	3.7%
Income from operations	11,298	8,128	39.0%
Operating margin	8.9%	6.2%	270	bp

The increases in this segment's gross profit and operating income reflected the benefits of our strategic focus on product innovation and sales diversification. The benefits included an enhanced product mix that resulted in greater operating efficiency and capacity utilization. We also experienced lower raw material costs and operating expenses due to more favorable foreign exchange rates in China.

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

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	May 1, 2016	May 3, 2015	% Change
Accounts receivable and inventory	$26,540	$29,905	(11.3)

Property, plant & equipment	1,564	1,467	6.6%

Accounts Receivable & Inventory

The decrease in accounts receivable and inventory was primarily due to a decrease in this segment's accounts receivable as a result of lower net sales and improved cash collections in the fourth quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.

Property, Plant & Equipment

The $1.6 million at May 1, 2016, represented property, plant, and equipment located in the U.S. of $893,000 and located in China of $671,000. The $1.5 million at May 3, 2015, represented property, plant, and equipment located in the U.S. of $848,000 and located in China of $619,000.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 1, 2016	May 3, 2015	% Change
SG&A expenses	$36,773	$32,778	12.2%
Interest expense	-	64	(100.0)%
Interest income	176	622	(71.7)%
Other expense	616	391	57.5%

Selling, General and Administrative Expenses

The increase in SG&A expenses was primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2016 compared to fiscal 2015.

Interest Expense

Interest expense decreased in fiscal 2016 compared with fiscal 2015. This trend primarily reflected lower outstanding balances of long-term debt and interest costs that were capitalized in connection with our capital investments associated with our mattress fabrics segment. Interest costs charged to operations and incurred on our long-term debt and lines of credit were $58,000 and $235,000 for fiscal 2016 and 2015, respectively. Interest costs charged to operations were reduced by $58,000 and $171,000 for capitalized interest costs for fiscal 2016 and 2015, respectively.

Interest Income

Interest income decreased in fiscal 2016 compared with fiscal 2015. This trend reflected higher cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances during fiscal 2016 compared with fiscal 2015. Cash and cash equivalents and short-term investment balances held in U.S. dollar denominated account balances earned lower interest rates as compared to our cash and cash equivalents and short-term investment balances denominated in the local currency of our foreign subsidiaries.

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
Liquidity and Capital Resources
Liquidity
Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $23.2 million at April 30, 2017, cash flow from operations, and current availability under our revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

At April 30, 2017, our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) totaled $54.2 million compared with $42.1 million at May 1, 2016. This increase from the end of fiscal 2016 was primarily due to net cash provided by operating activities of $33.0 million, partially offset by $12.9 million in capital expenditures (of which $1.1 million was vendor-financed) that were mostly associated with our mattress fabric segment, $1.1 million in our investment in an unconsolidated joint venture located in Haiti, $6.3 million in dividend payments, and $1.4 million in long- term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan. Our net cash provided by operating activities of $33.0 million in fiscal 2017 increased $6.2 million compared with $26.8 million in fiscal 2016. The increase in our net cash provided by operating activities is primarily due to increased earnings in fiscal 2017.

Currently, we do not have any borrowings outstanding under our credit agreements.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments, and long-term investments (held- to-maturity) in the U.S. and our foreign jurisdictions to support operational requirements, to mitigate our risk to foreign exchange rate fluctuations, and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments, and long-term investments (held-to- maturity) by geographic area follows:

	April 30,	May 1,
(dollars in thousands)	2017	2016
Cayman Islands	$34,966	$25,762
China	12,722	8,454
Canada	4,268	6,844
United States	2,228	1,086
	$54,184	$42,146

Since April 2015, we distributed earnings and profits totaling $39.2 million from our subsidiaries located in China to our international holding company located in the Cayman Islands. This shift was primarily due to our strategy of mitigating our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi. By limiting the amount of cash and cash equivalents held in Chinese Yuan Renminbi, we are able to obtain a better balance of assets and liabilities denominated in Chinese Yan Renminbi, and therefore mitigate the risk of foreign currency exchange rate fluctuations in China. In addition, transferring earnings and profits from China to the Cayman Islands provides increased flexibility to ultimately repatriate these earnings and profits to the U.S. for various strategic purposes. Currently, we do not intend to repatriate any earnings and profits to the U.S. until after our U.S. loss carryforwards are fully utilized, which we currently expect to occur in approximately one fiscal year.

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

Dividend Program

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividend payments are payable on July 17, 2017, to shareholders of record as of July 3, 2017.

During fiscal 2017, dividend payments totaled $6.3 million, of which $2.6 million represented a special cash dividend payment in the first quarter of $0.21 per share, and $3.7 million represented our regular quarterly cash dividend payments ranging from $0.07 to $0.08 per share.

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

During fiscal 2017, there were no repurchases of our common stock.

At April 30, 2017, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at April 30, 2017, were $24.6 million, an increase of 5% compared with $23.5 million at May 1, 2016. This increase was primarily due to the extension of discount credit terms with certain key customers associated with our mattress fabrics segment that occurred in the fourth quarter of fiscal 2017. Days’ sales in receivable were 29 days and 28 days during the fourth quarters of fiscal 2017 and 2016, respectively.

Inventories at April 30, 2017, were $51.5 million, an increase of 11% compared with $46.5 million at May 1, 2016. This increase is mostly associated with customers requiring us to hold higher inventory levels of key products associated with the upholstery fabrics segment and to meet expected demand trends for new product introductions in the mattress fabrics segment. Inventory turns were 5.0 and 5.3 during the fourth quarters of fiscal 2017 and 2016, respectively.

Accounts  payable-trade at  April  30, 2017,  was $29.1  million, an  increase of  21% compared with $24.0 million at May 1, 2016. This increase is associated with the increase in our inventories noted above.

Operating working capital (accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $40.9 million at April 30, 2017, compared with $45.8 million at May 1, 2016. Operating working capital turnover was 7.3 in fiscal 2017 compared to 7.0 in fiscal 2016.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving credit lines of credit are to support potential short term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements.

At April 30, 2017, we were in compliance with all of our financial covenants.

Refer to Note 10 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Capital expenditures	$2,094	-	-	-	-	-	$2,094
Accounts payable - capital expenditures	4,767	1,322	-	-	-	-	6,089
Operating leases	2,154	1,307	911	127	78	-	4,577
Interest expense	91	-	-	-	-	-	91
Total (1)	$9,106	2,629	911	127	78	-	$12,851

Note: Payment Obligations by End of Each Fiscal Year

(1) At April 30, 2017, we had $12.2 million of total gross unrecognized tax benefits, of which $11.8 million and $467,000 were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $12.2 million in total gross unrecognized tax benefits, $3.8 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $12.9 million (of which $1.1 million was vendor-financed) for fiscal 2017, compared with $11.5 million for fiscal 2016. Capital expenditures for fiscal 2017 and 2016 mostly related to our mattress fabrics segment.

Depreciation expense was $7.1 million for fiscal 2017 compared with $6.7 million for fiscal 2016. Depreciation expense for fiscal 2017 and 2016 mostly related to our mattress fabrics segment.

For fiscal 2018, we are projecting capital expenditures (including those that are vendor-financed) to be comparable to fiscal 2017. Depreciation expense for the company as a whole is projected to be $8.0 million for fiscal 2018. The estimated capital expenditures and depreciation expense for fiscal 2018 primarily relate to our mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

At April 30, 2017, we had total amounts due regarding capital expenditures totaling $6.1 million, of which $5.1 million is financed and pertains to completed work for the construction of a new building (see below). Of the total $6.1 million, $4.8 million is required to be paid in fiscal 2018, with a remaining amount of $1.3 million due in fiscal 2019 (May 2018).

At May 1, 2016, we had total amounts due regarding capital expenditures totaling $224,000, which pertained to outstanding vendor invoices, none of which were financed. This amount was paid in full in fiscal 2017.

Purchase Commitments - Capital Expenditures

At April 30, 2017, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $7.2 million. The $7.2 million includes $5.1 million (all of which represents completed work) associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at a current cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016, $4.3 million in fiscal 2017, $3.8 million in fiscal 2018, and $1.3 million in fiscal 2019. Interest is being charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we are required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments, there will be 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month.

This new building is currently expected to be fully operational by the end of our first quarter of fiscal 2018.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.6 million, $4.2 million, and $3.8 million, in fiscal 2017, 2016, and 2015 respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $64.6 million or 20.9% of net sales, in fiscal 2017, $60.9 million or 19.5% of net sales, in fiscal 2016, and $51.8 million, or 16.7% of net sales, in fiscal 2015.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of our accounts receivable are due from residential furniture and bedding manufacturers. As of April 30, 2017, accounts receivable from furniture manufacturers totaled approximately $9.1 million, and accounts receivable from bedding manufacturers totaled approximately $15.5 million. Additionally, as of April 30, 2017, the aggregate accounts receivable balance of our ten largest customers was $13.8 million, or 56% of trade accounts receivable. No customers within the upholstery fabrics segment accounted for 10% or more of consolidated accounts receivable as of April 30, 2017. One customer within the mattress fabrics segment represented 18% of consolidated accounts receivable at April 30, 2017.

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

The reserve balance for doubtful accounts was $414,000 and $1.1 million at April 30, 2017, and May 1, 2016, respectively.

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

The reserve for inventory markdowns was $3.4 million and $3.1 million at April 30, 2017, and May 1, 2016, respectively.

Goodwill. Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles – Goodwill and Other, we performed our annual impairment test on a qualitative basis. Based on our qualitative assessment, we determined that our goodwill is not impaired using a more likely than not standard.

The company’s goodwill of $11.5 million at April 30, 2017, relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction- by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $536,000 and $590,000 million against our net deferred tax assets at April 30, 2017 and May 1, 2016, respectively. Our valuation allowance of $536,000 at April 30, 2017, represents a $464,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $72,000 against our loss carryforwards associated with our Culp Europe operation located in Poland. Our valuation allowance of $590,000 at May 1, 2016, represents a $518,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $72,000 against our loss carryforwards associated with our Culp Europe operation located in Poland.

Refer to Note 9 located in the notes to the consolidated statements for additional disclosures regarding our assessment of our recorded valuation allowance as of April 30, 2017 and May 1, 2016, respectively.

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

At April 30, 2017, we had accumulated earnings and profits from our foreign subsidiaries totaling $146.9 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $497,000, which included U.S. income and foreign withholding taxes totaling $44.0 million, offset by U.S. foreign income tax credits of $43.5 million.

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

At April 30, 2017, we had $12.2 million of total gross unrecognized tax benefits, of which $11.8 million and $467,000 were classified as net non-current deferred income taxes and income taxes payable – long- term, respectively, in the accompanying consolidated balance sheets.

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

Compensation expense for unvested incentive stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. At April 30, 2017, there were 1,200 shares of time vested restricted stock awards that were unvested and no unvested incentive stock options. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Performance goals that were previously deemed probable and were not or are not expected to be met, previously recognized compensation cost will be reversed. At April 30, 2017, the remaining compensation cost related to our performance based restricted stock units was $3.9 million.

We recorded $3.4 million, $2.7 million, and $786,000 of compensation expense within selling, general, and administrative expense for our equity based awards in fiscal 2017, 2016, and 2015, respectively.

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

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2017.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2018 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At April 30, 2017, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 2.45% at April 30, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 30, 2017, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at April 30, 2017, would not have had a significant impact on our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina Corporation) and Subsidiaries (the “Company”) as of April 30, 2017 and May 1, 2016, and the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of April 30, 2017 and May 1, 2016 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 14, 2017

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 30, 2017 and May 1, 2016	2017	2016
ASSETS
current assets:
cash and cash equivalents	$20,795	$37,787
short-term investments	2,443	4,359
accounts receivable, net	24,577	23,481
inventories	51,482	46,531
income taxes receivable	-	155
other current assets	2,894	2,477
total current assets	102,191	114,790

property, plant and equipment, net	51,651	39,973
goodwill	11,462	11,462
deferred income taxes	419	2,319
long-term investments - held-to-maturity	30,945	-
long-term investments - rabbi trust	5,466	4,025
investment in unconsolidated joint venture	1,106	-
other assets	2,394	2,573
total assets	$205,634	$175,142

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$29,101	$23,994
accounts payable - capital expenditures	4,767	224
accrued expenses	11,947	11,922
income taxes payable	287	180
total current liabilities	46,102	36,320

accounts payable - capital expenditures	1,322	-
income taxes payable - long-term	467	3,841
deferred income taxes	3,593	1,483
deferred compensation	5,520	4,686
total liabilities	57,004	46,330

commitments and contingencies (notes 10 and 11)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,356,631 at
April 30, 2017 and 12,265,489 at May 1, 2016	618	614
capital contributed in excess of par value	47,415	43,795
accumulated earnings	100,601	84,547
accumulated other comprehensive loss	(4)	(144)
total shareholders' equity	148,630	128,812
total liabilities and shareholders' equity	$205,634	$175,142

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended April 30, 2017, May 1, 2016 and May 3, 2015

(dollars in thousands, except per share data)	2017	2016	2015

net sales	$309,544	$312,860	$310,166
cost of sales	240,309	247,749	254,599
gross profit	69,235	65,111	55,567

selling, general and administrative expenses	39,157	36,773	32,778
income from operations	30,078	28,338	22,789

interest expense	-	-	64
interest income	(299)	(176)	(622)
other expense	681	616	391
income before income taxes	29,696	27,898	22,956
income tax expense (note 9)	7,339	10,963	7,885
loss from investment in unconsolidated joint venture (note 6)	23	-	-
net income	$22,334	$16,935	$15,071

net income per share-basic	$1.81	$1.38	$1.23
net income per share-diluted	$1.78	$1.36	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended April 30, 2017, May 1, 2016 and May 3, 2015

	2017	2016	2015

Net income	$22,334	$16,935	$15,071

Other comprehensive income (loss)

Unrealized gains (losses) on investments

Unrealized holding gains (losses) on investments	128	(176)	(35)

Reclassification adjustment for realized loss included in net income	12	127	-

Total other comprehensive income (loss)	140	(49)	(35)

Comprehensive income	$22,474	$16,886	$15,036

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed		other	total
For the years ended April 30, 2017,	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
May 1, 2016 and May 3, 2015	shares	amount	par value	earnings	loss	equity

balance, April 27, 2014	12,250,030	$612	$42,932	$68,260	$(60)	$111,744
net income	-	-	-	15,071	-	15,071
stock-based compensation	-	-	786	-	-	786
unrealized loss on investments	-	-	-	-	(35)	(35)
excess tax benefit related to stock-based
compensation	-	-	109	-	-	109
common stock repurchased	(43,014)	(2)	(743)	-	-	(745)
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	10,100	1	93	-	-	94
common stock issued surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
dividends paid	-	-	-	(7,579)	-	(7,579)
balance, May 3, 2015	12,219,121	611	43,159	75,752	(95)	119,427
net income	-	-	-	16,935	-	16,935
stock-based compensation	-	-	2,742	-	-	2,742
unrealized loss on investments	-	-	-	-	(49)	(49)
excess tax benefit related to stock-based
compensation	-	-	841	-	-	841
common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
common stock issued in connection with vesting
of performance-based restricted stock units	115,855	6	(6)	-	-	-
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	54,500	3	197	-	-	200
common stock issued surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
dividends paid	-	-	-	(8,140)	-	(8,140)
balance, May 1, 2016	12,265,489	614	43,795	84,547	(144)	128,812
net income	-	-	-	22,334	-	22,334
stock-based compensation	-	-	3,358	-	-	3,358
unrealized gain on investments	-	-	-	-	140	140
excess tax benefit related to stock-based
compensation	-	-	657	-	-	657
common stock issued in connection with vesting
of performance-based restricted stock units	49,192	2	(2)	-	-	-
fully vested common stock award	4,800	-	-	-	-	-
common stock issued in connection
with exercise of stock options	68,000	3	585	-	-	588
common stock issued surrendered for
withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)
dividends paid				(6,280)		(6,280)
balance, April 30, 2017	12,356,631	$618	$47,415	$100,601	$(4)	$148,630

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2017, May 1, 2016, and May 3, 2015
(dollars in thousands)	2017	2016	2015

cash flows from operating activities:
net income	$22,334	$16,935	$15,071
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	7,085	6,671	5,773
amortization of other assets	244	170	187
stock-based compensation	3,358	2,742	786
excess tax benefit related to stock-based compensation	(657)	(841)	(109)
deferred income taxes	4,667	4,192	3,179
gain on sale of equipment	(131)	(35)	(78)
loss from investment in unconsolidated joint venture	23	-	-
realized loss on sale of short-term investments	12	127	-
foreign currency exchange losses (gains)	78	(40)	(84)
changes in assets and liabilities:
accounts receivable	(1,555)	4,476	(1,636)
inventories	(5,437)	(4,407)	(1,883)
other current assets	(495)	(206)	(151)
other assets	30	(46)	(117)
accounts payable-trade	5,828	(3,785)	1,964
accrued expenses and deferred compensation	563	751	3,372
income taxes	(2,966)	91	(163)
net cash provided by operating activities	32,981	26,795	26,111

cash flows from investing activities:
capital expenditures	(11,858)	(11,475)	(10,461)
investment in unconsolidated joint venture	(1,129)	-	-
purchase of short-term investments	(44)	(104)	(5,355)
proceeds from the sale of short-term investments	2,000	5,612	1,628
purchase of long-term investments (held-to-maturity)	(31,020)	-	-
purchase of long-term investments (rabbi trust)	(1,351)	(1,649)	(1,650)
proceeds from life insurance policies	-	-	320
payments on life insurance policies	(18)	(18)	(18)
proceeds from the sale of equipment	141	233	727
net cash used in investing activities	(43,279)	(7,401)	(14,809)

cash flows from financing activities:
proceeds from lines of credit	9,000	7,000	-
payments on lines of credit	(9,000)	(7,000)	(538)
payments on vendor-financed capital expenditures	(1,050)	-	-
payments on long-term debt	-	(2,200)	(2,200)
debt issuance costs	(2)	(134)	-
repurchases of common stock	-	(2,397)	(745)
dividends paid	(6,280)	(8,140)	(7,579)
proceeds from common stock issued	37	200	94
excess tax benefit related to stock options exercised	657	841	109
net cash used in financing activities	(6,638)	(11,830)	(10,859)

effect of exchange rate changes on cash and cash equivalents	(56)	498	(21)

(decrease) increase in cash and cash equivalents	(16,992)	8,062	422

cash and cash equivalents at beginning of year	37,787	29,725	29,303

cash and cash equivalents at end of year	$20,795	$37,787	$29,725

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business – Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers, and sells fabrics primarily to residential and commercial furniture manufacturers. The majority of our revenues are derived in North America. The company has wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada and a fifty percent owned cut and sew mattress cover operation located in Haiti. The company has wholly owned upholstery fabric operations located in Shanghai, China, Burlington, NC and Anderson, SC.
At the end of our third quarter of fiscal 2015, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of the ongoing economic concerns in Europe.
Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.
Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company's financial position, results of operations, or cash flows for fiscal years 2017, 2016, and 2015.

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located on the northeast border of Haiti, which borders the Dominican Republic.

Culp's investment in CLIH will be accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e. CLIH) that is not consolidated but over which the reporting entity (i.e. Culp Inc.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors including, representation on the investee's board of directors, voting rights, and ownership level. Under the equity method of accounting, CLIH's accounts are not reflected within our Consolidated Balance Sheets and Statements of Net Income. Our share of earnings and losses from CLIH will be reflected in the caption "Income (loss) from investment in unconsolidated joint venture" in the Consolidated Statements of Net Income. Our carrying value in CLIH is reflected in the caption "Investment in unconsolidated joint venture" in our Consolidated Balance Sheets.

If our carrying value in CLIH is reduced to zero, no further losses will be recorded in our consolidated financial statements. However, if CLIH subsequently reports income, we will not record our share of such income until it equals the amount of its share of losses previously recognized.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2017 and 2016 each included 52 weeks. Fiscal 2015 included 53 weeks.
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
A summary of our cash and cash equivalents by geographic area follows:
	April 30,	May 1,
(dollars in thousands)	2017	2016
China	$12,722	8,454
Cayman Islands	4,020	25,762
Canada	2,906	3,550
United States	1,147	21
	$20,795	37,787

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments – Our short-term investments consist of bond funds that are classified as available-for-sale. Our short-term investments had an accumulated unrealized loss totaling $47,000 and $100,000 at April 30, 2017 and May 1, 2016, respectively. Our short-term investments were recorded at its fair value of $2.4 million and $4.4 million at April 30, 2017 and May 1, 2016, respectively. The fair value of our short-term investments approximates its cost basis.
A summary of our short-term investments by geographic area follows:
	April 30,	May 1,
(dollars in thousands)	2017	2016
Canada	$1,362	3,294
United States	1,081	1,065
	$2,443	4,359

Long-Term Investments (Rabbi Trust) – We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the "Plan") and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale.

Our long-term investments are classified as available for sale and were recorded at its fair value of $5.5 million and $4.0 million at April 30, 2017 and May 1, 2016, respectively. Our long-term investments had an accumulated unrealized gain totaling $43,000 at April 30, 2017 and an accumulated unrealized loss totaling $44,000 at May 1, 2016.  The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Long-Term Investments (Held-To-Maturity) – During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the contractual maturity dated and stated at amortized cost.

At April 30, 2017, the amortized cost of our held-to-maturity investments $30.9 million and the fair value was $30.8 million.
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
Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, the related cost and accumulated depreciation are removed from the accounts and an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount is the new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan, and would be reported separately as assets held for sale in the Consolidated Balance Sheets.
Interest Costs – Interest costs charged to operations were $158,000, $58,000, and $235,000 in fiscal years 2017, 2016, and 2015, respectively.
We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest costs of $158,000, $58,000 and $171,000 were capitalized for the construction of qualifying fixed assets for fiscal 2017, 2016, and 2015, respectively.

Foreign Currency Adjustments – The United States dollar is the functional currency for the company's Canadian, Chinese, and Polish subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary asset and liabilities such as property, plant, and equipment are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Income in the period in which they occur.
A summary of our foreign currency exchange gains (losses) by geographic area follows:
(dollars in thousands)	2017	2016	2015
China	$111	(70)	241
Canada	(120)	76	(108)
Poland	-	-	(2)
	$(9)	6	131

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350), we performed our annual impairment test on a qualitative basis. Based on our qualitative assessments as of April 30, 2017 and May 1, 2016, we determined that our goodwill was not impaired using a more likely than not standard.
Our goodwill of $11.5 million at April 30, 2017 and May 1, 2016, respectively, relates to our mattress fabrics segment.
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

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company's various distribution facilities. Handling costs were $4.6 million, $4.2 million and $3.8 million in fiscal 2017, 2016, and 2015, respectively, and are included in selling, general and administrative expenses.
Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.
Stock-Based Compensation – Our equity incentive plans are described more fully in Note 12. ASC 718, "Compensation – Stock Compensation", requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company's board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized. Performance goals that were previously deemed probable and were not or are not expected to be met, previously recognized compensation cost was reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statements of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.
Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments. The fair value measurements of our financial instruments are described more fully in Note 13.
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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. We are therefore required to apply this guidance in our fiscal 2018 interim and annual financial statements. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than twelve months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. We are therefore required to apply this guidance in our fiscal 2020 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements but we expect this guidance to have a material impact on our financial position, as a result of the requirement to recognize right-of-use assets and lease liabilities on our consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This guidance eliminates the APIC pool concept and requires that excess income tax benefits and deficiencies be recorded in the income statement when awards are vested or are settled. This guidance also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Therefore, we are required to apply this guidance in our fiscal 2018 interim and annual financial statements. The primary impact of adopting this ASU will be the recognition of excess income tax benefits and deficiencies within income taxes, which will increase the volatility within our provision for income taxes as the excess amounts are dependent on our common stock price at the date the awards are vested or are settled. Currently, we do not expect the other provisions within this guidance to have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits recognition of deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted in the first interim period only. We are therefore required to apply this new guidance in our fiscal 2019 interim and annual financial statements. The amendments are to applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.     ACCOUNTS RECEIVABLE
A summary of accounts receivable follows:
	April 30,	May 1,
(dollars in thousands)	2017	2016
customers	$26,211	25,531
allowance for doubtful accounts	(414)	(1,088)
reserve for returns and allowances and discounts	(1,220)	(962)
	$24,577	23,481

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2017	2016	2015
beginning balance	$(1,088)	(851)	(573)
provision for bad debts	222	(363)	(421)
write-offs, net of recoveries	452	126	143
ending balance	$(414)	(1,088)	(851)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2017	2016	2015
beginning balance	$(962)	(738)	(479)
provision for returns and allowances and discounts	(3,061)	(2,825)	(2,733)
credits issued	2,803	2,601	2,474
ending balance	$(1,220)	(962)	(738)

3.	INVENTORIES

A summary of inventories follows:

	April 30,	May 1,
(dollars in thousands)	2017	2016
raw materials	$6,456	5,462
work-in-process	3,095	2,972
finished goods	41,931	38,097
	$51,482	46,531

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

(dollars in thousands)	depreciable lives (in years)	April 30, 2017	May 1, 2016
land and improvements	0-10	$836	836
buildings and improvements	7-40	19,071	16,126
leasehold improvements	**	1,541	1,340
machinery and equipment	3-12	67,709	64,114
office furniture and equipment	3-10	8,936	8,212
capital projects in progress		12,901	2,896
		110,994	93,524
accumulated depreciation and amortization		(59,343)	(53,551)
		$51,651	39,973

** Shorter of life of lease or useful life.

5.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2017	2016	2015
beginning balance	$11,462	11,462	11,462
loss on impairment	-	-	-
acquisitions	-	-	-
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production in the second quarter of fiscal 2018 and will complement our mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

During fiscal 2017, CLIH incurred a $46,000 net loss that pertained to start-up operating expenses in the fourth quarter. Our equity in this net loss was $23,000, which represents the Company's  fifty percent ownership in CLIH.

The following table summarizes information of assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	April 30, 2017	May 1, 2016
total assets	$2,258	$-
total liabilities	$46	$-
total members’ equity	$2,212	$-

7.	OTHER ASSETS

A summary of other assets follows:

	April 30,	May 1,
(dollars in thousands)	2017	2016
cash surrender value – life insurance	$376	357
non-compete agreement, net	828	903
customer relationships, net	664	715
other	526	598
	$2,394	2,573

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight line basis over the fifteen year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at April 30, 2017 and May 1, 2016, respectively. Accumulated amortization for this non-compete agreement was $1.2 million and $1.1 million at April 30, 2017 and May 1, 2016, respectively.

Amortization expense for this non-compete agreement was $75,000 in fiscal years 2017, 2016, and 2015, respectively. The remaining amortization expense for the next five years and thereafter follows: FY 2018 - $75,000; FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000, and Thereafter - $453,000.

The weighted average amortization period for the non-compete agreement is 11 years as of April 30, 2017.

Customer Relationships

We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at April 30, 2017 and May 1, 2016, respectively. Accumulated amortization for these customer relationships was $204,000 and $153,000 at April 30, 2017 and May 1, 2016, respectively.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $51,000 for fiscal years 2017, 2016, and 2015, respectively. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $51,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; FY 2022 - $51,000; and
Thereafter - $409,000.

The weighted average amortization period for our customer relationships is 13 years as of April 30, 2017.

Cash Surrender Value - Life Insurance

We had one life insurance contract with a death benefit of $1.4 million at April 30, 2017 and May 1, 2016, respectively. Our cash surrender value - life insurance balances of $376,000 and $357,000 at April 30, 2017 and May 1, 2016, respectively, are collectible upon death of the respective insured.

8.	ACCRUED EXPENSES

A summary of accrued expenses follows:

(dollars in thousands)	April 30, 2017	May 1, 2016
compensation, commissions and related benefits	$10,188	10,011
advertising rebates	468	870
interest	51	-
other	1,240	1,041
	$11,947	11,922

9.           INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2017	2016	2015
income from operations	$7,339	10,963	7,885
shareholders’ equity, related to the tax benefit arising from stock based compensation	(657)	(841)	(109)
	$6,682	10,122	7,776

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2017	2016	2015
current
federal	$109	-	-
state	13	6	(7)
foreign	5,981	6,765	4,713
foreign – reversal of uncertain tax position	(3,431)	-	-
	2,672	6,771	4,706
deferred
federal	404	(1,205)	(849)
state	54	305	(52)
undistributed earnings – foreign subsidiaries	(101)	(1,129)	(260)
U.S. operating loss carryforwards	3,630	5,467	4,487
foreign	734	1,086	(92)
valuation allowance	(54)	(332)	(55)
	4,667	4,192	3,179
	$7,339	10,963	7,885

Income (loss) before income taxes related to our foreign and U.S. operations consists of:

(dollars in thousands)	2017	2016	2015
Foreign:
China	$13,650	14,130	12,531
Canada	4,918	3,647	2,695
Poland	(19)	(62)	(260)
Cayman Islands	154	-	-
Total Foreign	18,703	17,715	14,966

United States	10,993	10,183	7,990
	$29,696	27,898	22,956

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2017	2016	2015
federal income tax rate	34.0%	34.0%	34.0%
tax effects of Chinese foreign exchange gains	1.6	4.4	0.3
change in valuation allowance	(0.2)	(1.2)	(0.2)
change in North Carolina income tax rates	-	0.7	-
reversal of foreign uncertain income tax position	(11.6)	-	-
other	0.9	1.4	0.2
	24.7%	39.3%	34.3%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2017	2016
deferred tax assets:
accounts receivable	$447	545
inventories	2,196	2,660
compensation	6,222	5,311
liabilities and other	890	1,173
foreign income tax credits - U.S.	1,436	1,436
alternative minimum tax credit - U.S.	1,428	1,320
property, plant and equipment (1)	245	326
loss carryforwards – U.S.	3,842	6,888
loss carryforwards – foreign	73	147
unrecognized tax benefits – U.S.	(3,842)	(6,888)
valuation allowances	(536)	(590)
total deferred tax assets	12,401	12,328

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(497)	(604)
unrecognized tax benefits – U.S.	(7,936)	(4,168)
property, plant and equipment (2)	(5,546)	(5,210)
goodwill	(1,478)	(1,325)
other	(118)	(185)
total deferred tax liabilities	(15,575)	(11,492)
Net deferred tax (liability) asset	$(3,174)	836

(1)  Pertains to the company’s operations located in China.
(2)  Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were approximately $9.0 million with related future tax benefits of $3.8 million at April 30, 2017. These carryforwards principally expire in 9-18 years, fiscal 2027 through fiscal 2035. Our U.S. foreign income tax credits of $1.4 million expire in 9 years, fiscal 2026. Our alternative minimum tax credit carryforward of approximately $1.4 million for federal income tax purposes does not expire.

At April 30, 2017, our non-current deferred income tax asset of $419,000 pertained to our operations located in China. At May 1, 2016, our non-current deferred income tax asset of $2.3 million represents
$1.7 million and $572,000 from our operations located in the U.S. and China, respectively.

At April 30, 2017, our non-current deferred income tax liability of $3.6 million represents $2.1 million and $1.5 million from our operations located in Canada and the U.S., respectively. At May 1, 2016, our non-current deferred income tax liability of $1.5 million pertained to our operations located in Canada.

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at April 30, 2017, we recorded a partial valuation allowance of $536,000, of which $464,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at May 1, 2016, we recorded a partial valuation allowance of $590,000, of which $518,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at April 30, 2017 and May 1, 2016, respectively.

United States

Our partial valuation allowance against our U.S. net deferred assets totaled $464,000 and $518,000 at April 30, 2017, and May 1, 2016, respectively. These valuation allowances pertain to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. We recorded income tax benefits of $54,000, $43,000, and $105,000 that reduced our valuation allowance against our U.S. net deferred tax assets in fiscal years 2017, 2016, and 2015, respectively. These income tax benefits pertain to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of the respective prior fiscal year.

Poland

Our partial valuation allowance against our loss carryforwards associated with our Culp Europe operation located in Poland totaled $72,000 at April 30, 2017 and May 1, 2016. These valuation allowances pertain to net operating loss carryforwards in which it is “more likely than not” that these net operating loss carryforwards would not be realized prior to their respective expiration dates.

During fiscal 2016, we recorded an income tax benefit of $289,000 for a change in estimate of the recoverability of our net loss operating carryforwards at the end of the respective prior fiscal year. During fiscal 2015 we recorded an income tax charge of $50,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operation.

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

At April 30, 2017, we had accumulated earnings and profits from our foreign subsidiaries totaling $146.9 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $497,000, which included U.S. income and foreign withholding taxes totaling $44.0 million, offset by U.S. foreign income tax credits of $43.5 million.

At May 1, 2016, we had accumulated earnings and profits from our foreign subsidiaries totaling $129.6 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $604,000, which included U.S. income and foreign withholding taxes totaling $38.5 million, offset by U.S. foreign income tax credits of $37.9 million.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2017		2016	2015
beginning balance	$14,897		14,141	13,740
increases from prior period tax positions	854		454	588
decreases from prior period tax positions	(3,506	)**	(77)	(187)
increases from current period tax positions	-		379	-
ending balance	$12,245		14,897	14,141
** Amount includes a reduction to unrecognized tax benefits of $3,431 resulting from a lapse of the applicable statute of limitations.

At April 30, 2017, we had $12.2 million of total gross unrecognized tax benefits, of which $467,000 would favorably affect the income tax rate in future periods. At May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods.

At April 30, 2017, we had $12.2 million of total gross unrecognized tax benefits, of which $11.8 million and $467,000 were classified as net non-current deferred income taxes and income taxes payable-long- term, respectively, in the accompanying consolidated balance sheets. As of May 1, 2016, we had $14.9 million of total gross unrecognized tax benefits, of which $11.1 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At April 30, 2017 and May 1, 2016, the gross amount of interest and penalties due to unrecognized tax benefits was $50,000 and
$978,000, respectively.

Our gross unrecognized income tax benefit of $12.2 million at April 30, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal years 2014 through 2016, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

During the fiscal 2017, we recognized an income tax benefit of $3.4 million for the reversal of an uncertain income tax position associated with certain foreign jurisdictions in which the statute of limitations expired. Accordingly, of this $3.4 million income tax benefit, $2.1 million and $1.3 million were treated as discrete events in which the full income tax effects of these adjustments were recorded in the third and fourth quarters, respectively.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $5.5 million in fiscal 2017, $6.7 million in 2016, and $4.8 million in 2015.

10.	LINES OF CREDIT

Revolving Credit Agreement –United States

Our credit agreement with Wells Fargo Bank N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 2.45% and 1.89% at April 30, 2017 and May 1, 2016, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purpose of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at April 30, 2017 and May 1, 2016, respectively.

At April 30, 2017 and May 1, 2016, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that will allow us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit (all of which is currently outstanding and in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 11 for further details). This $5.0 million letter of credit will automatically be reduced in increments of $1.25 million on August 1, 2017, November 1, 2017, February 1, 2018, and May 15, 2018, respectively.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provided for a line of credit up to 40 million RMB ($5.8 million USD at April 30, 2017) and is set to expire on February 15, 2018.This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of April 30, 2017 and May 1, 2016.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At April 30, 2017, the company was in compliance with these financial covenants.

Interest paid during fiscal years 2017, 2016, and 2015 totaled $114,000, $95,000, and $268,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases. Lease terms related to real estate primarily range from one to five years with renewal options for additional periods ranging up to nine years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $2.9 million in fiscal 2017, $3.0 million in fiscal 2016, and $2.9 million in fiscal 2015. Future minimum rental commitments for noncancellable operating leases are $2.2 million in fiscal 2018; $1.3 million in fiscal 2019; $911,000 in fiscal 2020; $127,000 in fiscal 2021; and $78,000 in fiscal 2022. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

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

Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $156,000 in fiscal 2017 and fiscal 2016 and $155,000 in fiscal 2015.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At April 30, 2017, we had total amounts due regarding capital expenditures totaling $6.1 million, of which $5.1 million is financed and pertains to completed work for the construction of a new building (see below). Of the total $6.1 million, $4.8 million is required to be paid in fiscal 2018, with a remaining amount of $1.3 million due in fiscal 2019 (May 2018).

At May 1, 2016, we had total amounts due regarding capital expenditures totaling $224,000, which pertained to outstanding vendor invoices, none of which were financed. This amount was paid in full in fiscal 2017.

Purchase Commitments - Capital Expenditures

At April 30, 2017, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $7.2 million. The $7.2 million includes $5.1 million (all of which represents completed work) associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that will expand our distribution capabilities and office space at a current cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016, $4.3 million in fiscal 2017, $3.8 million in fiscal 2018, and $1.3 million in fiscal 2019. Interest is being charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we are required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that will be charged on the outstanding installment payments, there will be 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month.

This new building is currently expected to be fully operational by the end of our first quarter of fiscal 2018.

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

At April 30, 2017, there were 964,494 shares available for future equity based grants under the company’s 2015 Plan.

Stock Options

Under our 2007 Plan, employees, outside directors, and others associated with the company were granted options to purchase shares of common stock at the fair market value on the date of grant.

No compensation expense was recorded for incentive or non-qualified stock options in fiscal 2017, 2016 and 2015 as all stock option awards were fully vested at the end of fiscal 2014.

The following tables summarize stock option activity for fiscal 2017, 2016, and 2015:

		2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	83,600	$8.37	140,100	$6.49	153,950	$6.70
granted	-	-	-	-	-	-
exercised	(68,000)	8.65	(54,500)	3.68	(10,100)	9.31
canceled/expired	-	-	(2,000)	4.59	(3,750)	7.27
outstanding at end of year	15,600	7.14	83,600	8.37	140,100	6.49

	Options Outstanding			Options Exercisable
Range of	Number Outstanding	Weighted-Avg. Remaining	Weighted-Avg.	Number Exercisable	Weighted-Avg.
Exercise Prices	at 4/30/17	Contractual Life	Exercise Price	at 4/30/17	Exercise Price
$7.08 - $8.75	15,600	1.1	$7.14	15,600	$7.14

At April 30, 2017, the aggregate intrinsic value for options outstanding and exercisable was $389,000.

The aggregate intrinsic value for options exercised was $1.7 million, $1.3 million, and $87,000 in fiscal 2017, 2016, and 2015, respectively.

At April 30, 2017, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to the incentive stock option awards at April 30, 2017.

Time Vested Restricted Stock Awards

On July 14, 2016, an employee was granted 1,200 shares of time vested restricted common stock units. This award was valued based on the fair market value on the date of grant. The fair value of this award was $28 per share, which represents the closing price of our common stock on the date of grant. The vesting of this award was is over the requisite service period of 11 months.

The following table summarizes the time vested restricted stock activity for fiscal years 2017, 2016, and 2015:

	2017 Shares	2016 Shares	2015 Shares
outstanding at beginning of year	-	-	61,668
granted	1,200	-	-
vested	-	-	(61,668)
outstanding at end of year	1,200	-	-

During fiscal 2015, 61,668 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share.

At April 30, 2017, the remaining unrecognized compensation cost related to our time vested restricted common stock units was $5,000, which is expected to be recognized over the next 1.5 months.

We recorded compensation expense of $29,000 and $4,000 within selling, general, and administrative expense for time vested restricted stock units in fiscal 2017 and 2015, respectively. No compensation expense was recorded for time vested restricted stock awards in fiscal 2016 as all time vested restricted stock awards granted prior to fiscal 2016 were fully vested at the end of fiscal 2015.

Performance Based Restricted Stock Units

We have granted performance based restricted stock units to certain key members of management and a non-employee which could earn up to a certain number of shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to key members of management were measured based on the fair market value (the closing price of our common stock) on the date of grant. Our performance based restricted stock units granted to a non-employee were measured based on the fair market value (the closing price of our common stock) at the earlier date of when the performance criteria are met or the end of the reporting period.

The following table summarizes information related to our grants of performance based restricted stock units associated with key members of management for fiscal years 2017, 2016, and 2015:

	(1) Restricted Stock	(2) Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 14, 2016	107,880	$28.00	3 years
July 15, 2015	107,554	$32.23	3 years
June 24, 2014	102,845	$17.70	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our grants of performance based restricted stock units associated with a non-employee for fiscal years 2017, 2016, and 2015:

Date of Grant	(1) Restricted Stock Units Awarded	(2) Price Per Share		Vesting Period
July 14, 2016	11,549	$32.10	(2)	3 years
July 15, 2015	10,364	$32.10	(2)	3 years
March 3, 2015	16,000	$32.10	(2)	28 months
March 3, 2015	12,000	$28.77	(3)	16 months

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on April 30, 2017, the end of our reporting period.

(3) The respective grant vested during the first quarter of fiscal 2017. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

The following table summarizes information related to our performance based restricted stock units that vested during fiscal years 2017 and 2016. No performance based restricted stock units vested during fiscal 2015:

Fiscal Year	Common Stock Shares Vested	(1) Weighted Average Fair Value	Price Per Share
Fiscal 2017 - Management	37,192	$637	$17.12	(2)
Fiscal 2017 - Non-Employee	12,000	$345	$28.77	(3)
Fiscal 2016 - Management	115,855	$1,183	$10.21	(2)

(1) Dollar amounts are in thousands.

(2) Price per share represents the closing price of our common stock on the date of grant.

(3) The respective grant vested during the first quarter of fiscal 2017. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

Overall

We recorded compensation expense of $3.2 million, $2.6 million, and $727,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2017, 2016 and 2015, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At April 30, 2017, the remaining unrecognized compensation cost related to the performance based restricted stock units was $3.9 million, which is expected to be recognized over a weighted average vesting period of 1.7 years.

Common Stock Awards

We granted a total of 4,800, 3,000, and 3,000 shares of common stock to our outside directors on October 3, 2016, October 1, 2015, and October 1, 2014, respectively. These shares of common stock vested immediately and were valued based on the fair market value on the date of grant. The fair value of these awards were $29.80, $31.77, and $17.95 per share, on October 3, 2016, October 1, 2015, and October 1, 2014, which represents the closing price of our common stock on the date of grant.

We recorded $143,000, $95,000, and $55,000, of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2017, 2016, and 2015, respectively.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at April 30, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds	$-	$30,831	$-	$30,831
Premier Money Market Fund	4,811	N/A	N/A	4,811
Low Duration Bond Fund	1,081	N/A	N/A	1,081
Intermediate Term Bond Fund	751	N/A	N/A	751
Strategic Income Fund	611	N/A	N/A	611
Large Blend Fund	365	N/A	N/A	365
Growth Allocation Fund	126	N/A	N/A	126
Moderate Allocation Fund	88	N/A	N/A	88
Other	76	N/A	N/A	76

Fair value measurements at May 1, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$3,404	N/A	N/A	$3,404
Low Duration Bond Fund	1,604	N/A	N/A	1,604
Intermediate Term Bond Fund	1,154	N/A	N/A	1,154
Strategic Income Fund	999	N/A	N/A	999
Limited Term Bond Fund	602	N/A	N/A	602
Large Blend Fund	289	N/A	N/A	289
Growth Allocation Fund	148	N/A	N/A	148
Mid Cap Value Fund	102	N/A	N/A	102
Other	82	N/A	N/A	82

Our U.S. corporate bonds were classified as level 2 as they are traded over the counter within a broker network and not on an active market. The fair value of our U.S. corporate bonds is determined based on a published source that provides an average bid price. The average bid price is based on various broker prices that are determined based on market conditions, interest rates, and the rating of the respective U.S. corporate bond.

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

(in thousands)	2017	2016	2015
weighted-average common shares outstanding, basic	12,312	12,302	12,217
dilutive effect of stock-based compensation	206	173	205
weighted-average common shares outstanding, diluted	12,518	12,475	12,422

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2017, 2016 and 2015, as the exercise price of the options was less than the average market price of common shares.

15.	BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $924,000, $843,000, and $798,000 in fiscal years 2017, 2016, and 2015, respectively.

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

Our contributions to the Plan were $185,000, $180,000 and $174,000 in fiscal years 2017, 2016, and 2015, respectively. Our nonqualified deferred compensation plan liability of $5.5 million and $4.7 million at April 30, 2017 and May 1, 2016, were recorded in deferred compensation in the 2017 and 2016 Consolidated Balance Sheets, respectively.

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

The investment assets of the Trust are recorded at their fair value of $5.5 million and $4.0 million at April 30, 2017 and May 1, 2016, and were recorded in long-term investments-rabbi trust in the 2017 and 2016 Consolidated Balance Sheets, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

16.	SEGMENT INFORMATION

The company’s operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment manufacturers, sources, and sells fabrics primarily to residential and commercial furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 92%, 93% and 92% of total consolidated net sales in 2017, 2016, and 2015, respectively. International sales accounted for 22% of net sales in 2017, 2016, and 2015, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2017	2016	2015
north america (excluding USA) (1)	$29,995	31,667	30,758
far east and asia (2)	34,695	31,927	31,855
all other areas	3,618	4,336	4,720
	$68,308	67,930	67,333

(1) Of this amount, $22.3 million, $24.2 million, and $24.1 million are attributable to shipments to Mexico in fiscal 2017, 2016, and 2015, respectively.

(2) Of this amount $26.6 million, $23.1 million, and $26.5 million are attributable to shipment to China in fiscal 2017, 2016, and 2015, respectively.

Sales are attributed to individual countries based upon location that the company ships its products to for delivery to customers.

The company evaluates the operating performance of its segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, goodwill, an investment in an unconsolidated joint venture, a non-compete agreement and customer relationships associated with an acquisition.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2017	2016	2015
net sales:
upholstery fabrics	$118,739	126,441	130,427
mattress fabrics	190,805	186,419	179,739
	$309,544	312,860	310,166

gross profit:
upholstery fabrics	$26,170	26,393	22,690
mattress fabrics	43,065	38,718	32,877
	$69,235	65,111	55,567

(dollars in thousands)	2017	2016	2015
selling, general, and administrative expenses:
upholstery fabrics	$15,079	15,094	14,562
mattress fabrics	13,685	12,223	11,206
unallocated corporate	10,393	9,456	7,010
total selling, general, and administrative
expenses	$39,157	36,773	32,778

Income from operations:
upholstery fabrics	$11,091	11,298	8,128
mattress fabrics	29,380	26,496	21,671
total segment income from operations	40,471	37,794	29,799
unallocated corporate expenses	(10,393)	(9,456)	(7,010)
total income from operations	30,078	28,338	22,789
interest expense	-	-	(64)
interest income	299	176	622
other expense	(681)	(616)	(391)
income before income taxes	$29,696	27,898	22,956

One customer within the upholstery fabrics segment represented 11% of consolidated net sales in fiscal 2017 and 13% of consolidated net sales in fiscal years 2016 and 2015. Two customers within the mattress fabrics segment represented 23%, 22%, and 20% of consolidated net sales in fiscal 2017, 2016, and 2015, respectively. No customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of April 30, 2017 and May 1, 2016, respectively. One customer within the mattress fabrics segment accounted for 18% and 16% of net accounts receivable balance as of April 30, 2017 and May 1, 2016, respectively.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2017		2016		2015
segment assets
mattress fabrics
current assets (1)	$47,038		43,472		41,328
non-compete agreements, net	828		903		979
customer relationships	664		715		766
goodwill	11,462		11,462		11,462
investment in unconsolidated joint venture	1,106		-		-
property, plant, and equipment	48,916	(2)	37,480	(3)	33,773	(4)
total mattress fabrics assets	$110,014		94,032		88,308
upholstery fabrics
current assets (1)	$29,021		26,540		29,905
property, plant, and equipment	1,879	(5)	1,564	(6)	1,467	(7)
total upholstery fabrics assets	$30,900		28,104		31,372
total segment assets	140,914		122,136		119,680
non-segment assets
cash and cash equivalents	20,795		37,787		29,725
short-term investments	2,443		4,359		10,004
income taxes receivable	-		155		229
deferred income taxes	419		2,319		5,169
other current assets	2,894		2,477		2,440
property, plant, and equipment	856	(8)	929	(8)	838	(8)
long-term investments - held-to-maturity	30,945		-		-
long-term investments - rabbi trust	5,466		4,025		2,415
other assets	902		955		800
total assets	$205,634		175,142		171,300
capital expenditures (9):
mattress fabrics	$17,689		9,666		10,454
upholstery fabrics	822		626		468
unallocated corporate	260		416		252
	$18,771		10,708		11,174
depreciation expense
mattress fabrics	$6,245		5,837		5,034
upholstery fabrics	840		834		739
total segment depreciation expense	$7,085		6,671		5,773

(1)	Current assets represent accounts receivable and inventory.
(2)	The $48.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $34.0 million and located in Canada of $14.9 million.
(3)	The $37.5 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $24.8 million and located in Canada of $12.7 million.
(4)	The $33.8 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $23.8 million and located in Canada of $10.0 million.
(5)	The $1.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $655.
(6)	The $1.6 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $893 and located in China of $671.
(7)	The $1.5 million at May 3, 2015, represents property, plant, and equipment located in the U.S. of $848 and located in China of $619.
(8)	The $856, $929, and $838 balance at April 30, 2017, May 1, 2016, and May 3, 2015, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.
(9)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

17.       STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 30, 2017, the company’s statutory surplus reserve was $4.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During fiscal 2017, there were no repurchases of our common stock. During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter. During fiscal 2015, we purchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters.

At April 30, 2017, we had $5.0 million available for additional repurchases of our common stock.

19.	DIVIDEND PROGRAM

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividend payments are payable on July 17, 2017, to shareholders of record as of July 3, 2017.

During fiscal 2017, dividend payments totaled $6.3 million, of which $2.6 million represented a special cash dividend payment in the first quarter of $0.21 per share, and $3.7 million represented our regular quarterly cash dividend payments ranging from $0.07 to $0.08 per share.

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

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2017	2017	2017	2017	2016	2016	2016	2016
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$77,350	76,169	75,343	80,682	77,253	78,466	76,956	80,185
cost of sales	60,194	59,410	58,442	62,263	60,640	61,903	61,223	63,983
gross profit	17,156	16,759	16,901	18,419	16,613	16,563	15,733	16,202
selling, general and administrative expenses	9,986	9,824	9,602	9,746	9,261	9,337	9,433	8,741
income from operations	7,170	6,935	7,299	8,673	7,352	7,226	6,300	7,461
interest expense	-	-	-	-	-	-	-	24
interest income	(134)	(124)	(15)	(25)	(26)	(38)	(69)	(66)
other expense	305	69	155	152	211	85	225	95
income before income taxes	6,999	6,990	7,159	8,546	7,167	7,179	6,144	7,408
income taxes	778	643	2,684	3,233	3,566	2,317	2,373	2,707
loss from investment in unconsolidated joint venture	23	-	-	-	-	-	-	-
net income	$6,198	6,347	4,475	5,313	3,601	4,862	3,771	4,701
depreciation	$1,781	1,793	1,751	1,761	1,783	1,705	1,629	1,555
weighted average shares outstanding	12,340	12,313	12,308	12,286	12,257	12,331	12,343	12,277
weighted average shares outstanding,
assuming dilution	12,567	12,544	12,507	12,463	12,434	12,486	12,484	12,456
PER SHARE DATA
net income per share - basic	$0.50	0.52	0.36	0.43	0.29	0.39	0.31	0.38
net income per share - diluted	0.49	0.51	0.36	0.43	0.29	0.39	0.30	0.38
dividends per share	0.08	0.08	0.07	0.28	0.07	0.07	0.06	0.46
book value	12.03	11.56	11.04	10.68	10.50	10.21	9.96	9.62
BALANCE SHEET DATA
operating working capital (3)	$40,869	40,973	41,810	43,486	45,794	49,288	43,303	43,405
property, plant and equipment, net	51,651	50,333	45,537	41,745	39,973	38,157	38,319	37,480
total assets	205,634	191,056	179,127	183,360	175,142	173,551	168,947	166,880
capital expenditures	3,097	6,590	5,541	3,543	3,631	1,542	2,575	2,960
dividends paid	988	985	862	3,445	859	864	741	5,676
long-term debt, current maturities of long-term debt, and line of credit (1)	-	-	-	7,000	-	-	-	2,200
shareholders' equity	148,630	142,314	135,949	131,435	128,812	125,074	122,975	118,725
capital employed (2)	98,429	97,788	94,101	94,599	90,357	90,983	88,297	90,593
RATIOS & OTHER DATA
gross profit margin	22.2%	22.0%	22.4%	22.8%	21.5%	21.1%	20.4%	20.2%
operating income margin	9.3	9.1	9.7	10.7	9.5	9.2	8.2	9.3
net income margin	8.0	8.3	5.9	6.6	4.7	6.2	4.9	5.9
effective income tax rate	11.1	9.2	37.5	37.8	49.8	32.3	38.6	36.5
Debt-to-total capital employed ratio (1)	0.0	0.0	0.0	7.4	0.0	0.0	0.0	2.4
operating working capital turnover (3)	7.3	7.0	7.0	7.0	7.0	7.2	7.7	7.7
days sales in receivables	29	27	23	26	28	31	28	29
inventory turnover	5.0	5.2	5.2	5.3	5.3	5.1	5.3	5.6
STOCK DATA
stock price
high	$34.50	37.80	34.30	30.11	28.53	31.15	35.23	33.64
low	30.25	26.80	26.72	25.57	22.72	22.61	29.13	25.22
close	32.10	33.80	28.15	28.53	26.24	25.32	30.01	30.25
daily average trading volume (shares)	37.7	43.5	45.9	40.9	33.5	68.8	76.2	90.5

(1)	Debt includes long-term debt, current maturities of long-term debt, and line of credit.

(2)	Capital employed does not include cash and cash equivalents, short-term investments, long-term investments (held-to-maturity), long-term investments (rabbi trust), current maturities of long-term debt, line of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and accounts payable - capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 30, 2017, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 30, 2017.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 30, 2017, May 1, 2016 and May 3, 2015 and has audited the company’s effectiveness of internal controls over financial reporting as of April 30, 2017, as stated in their report, which is included in Item 8 hereof.

During the quarter ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Culp, Inc.:

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 30, 2017, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2017, and our report dated July 14, 2017 expressed an unqualified opinion those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 14, 2017

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

The following table sets forth information as of the end of fiscal 2017 regarding shares of the our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,600	$7.14	964,494
Equity compensation plans not approved by security holders	-	-	-
Total	15,600	$7.14	964,494

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual Report on
Item	Form 10-K

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets - April 30, 2017 and
May 1, 2016	48

Consolidated Statements of Net Income - for the years ended April 30, 2017,
May 1, 2016 and May 3, 2015	49

Consolidated Statements of Comprehensive Income - for the years ended April 30, 2017,
May 1, 2016 and May 3, 2015	50

Consolidated Statements of Shareholders' Equity - for the years ended April 30, 2017,
May 1, 2016 and May 3, 2015	51

Consolidated Statements of Cash Flows - for the years ended April 30, 2017,
May 1, 2016 and May 3, 2015	52

Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedules

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

3(ii)
Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company's Form 8-K dated November 12, 2007, filed on November 13, 2007 (Commission File No. 001-12597) and are incorporated herein by reference.

10.1
Written description of Non-employee Director compensation was filed as Exhibit 10.1 to the company's Form 10-Q dated December 9, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

10.2
Second Amendment to the Credit Agreement dated as of March 10, 2016, by and between Culp, Inc. and Wells Fargo N.A. was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended January 31, 2016, filed March 11, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

10.3
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.3 to the company's Form 10-Q for the quarter ended August 2, 2015, filed September 11, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.4	2015 Equity Incentive Plan, filed as Annex A to the company's 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.5
First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company's Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.6
Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company's Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference. (*)

10.7
2002 Stock Option Plan was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.8
Form of stock option agreement for options granted to executive officers pursuant to the 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended July 29, 2007, filed on September 11, 2007 (Commission File No. 001-12597) and is incorporated herein by reference. (*)

10.9	2007 Equity Incentive Plan was filed as Annex A to the company's 2007 Proxy Statement, filed on August 14, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.10
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company's Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.11
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended August 3, 2008, filed on September 10, 2008 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.12
Written description of annual incentive plan was filed as Exhibit 10.29 to the company's Form 10-K for the year end dated April 29, 2012, filed on July 12, 2012 (Commission File No. 001- 12597), and is incorporated herein by reference. (*)

10.13
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter end dated July 29, 2012, filed on September 7, 2012 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.14
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012 (Commission File No. 001-12597). (*)

10.15
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013 (Commission File No. 001-12597), and is incorporated herein by reference.

10.16
Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014, and is incorporated herein by reference. (*)

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-101805, 33-13310, 33-37027, 33-80206, 333-147663), dated March 20, 1987, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, and September 30, 2015 and on Form S-3 and S-3/A (File No. 333-141346).

24(a)	Power of Attorney of Patrick B. Flavin, dated July 14, 2017

24(b)	Power of Attorney of Kenneth R. Larson, dated July 14, 2017

24(c)	Power of Attorney of Kenneth W. McAllister, dated July14, 2017

24(d)	Power of Attorney of Fred A. Jackson, dated July14, 2017

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

b)	Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 89 under the subheading “Exhibit Index.”

c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July 2017.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of July 2017.

/s/	Robert G. Culp, III Robert G. Culp, III (Chairman of the Board of Directors)	/s/	Kenneth R. Larson * Kenneth R. Larson (Director)

/s/	Franklin N. Saxon Franklin N. Saxon Chief Executive Officer (principal executive officer) (Director)	/s/	Fred A. Jackson * Fred A. Jackson (Director)

/s/	Patrick B. Flavin* Patrick B. Flavin (Director)	/s/	Kenneth R. Bowling Kenneth R. Bowling Chief Financial Officer (principal financial officer)

/s/	Kenneth W. McAllister* Kenneth W. McAllister (Director)	/s/	Thomas B. Gallagher, Jr. Thomas B. Gallagher, Jr. Corporate Controller (principal accounting officer)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333- 207195, 333-101805, 33-13310, 33-37027, 33-80206, 333-147663), dated March 20, 1987, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, and September 30, 2015 and on Form S-3 and S-3/A (File No. 333- 141346).

24(a)	Power of Attorney of Patrick B. Flavin, dated July 14, 2017

24(b)	Power of Attorney of Kenneth R. Larson, dated July 14, 2017

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 14, 2017

24(d)	Power of Attorney of Fred A. Jackson, dated July 14, 2017

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document