Form 10-Q
period 2017-07-30
CULP INC
filed 2017-09-08
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017
Commission File No. 1-12597

CULP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or other organization)	56-1001967 (I.R.S. Employer Identification No.)

1823 Eastchester Drive High Point, North Carolina (Address of principal executive offices)	27265-1402 (zip code)

(336) 889-5161
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.      ☒     YES      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).  ☒  YES      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer,  smaller reporting company, or an emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

	Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐    YES      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at July 30, 2017:  12,441,161
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 30, 2017

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 30, 2017 AND JULY 31, 2016
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	July 30,	July 31,
	2017	2016

Net sales	$79,533	$80,682
Cost of sales	63,068	62,263
Gross profit	16,465	18,419

Selling, general and
administrative expenses	9,501	9,746
Income from operations	6,964	8,673

Interest income	(131)	(25)
Other expense	353	152
Income before income taxes	6,742	8,546

Income taxes	1,640	3,233

Loss from investment in unconsolidated joint venture	118	-

Net income	$4,984	$5,313

Net income per share, basic	$0.40	$0.43
Net income per share, diluted	$0.40	$0.43
Average shares outstanding, basic	12,399	12,286
Average shares outstanding, diluted	12,590	12,463

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 30, 2017 AND JULY 31, 2016

	THREE MONTHS ENDED

	July 30,	July 31,
	2017	2016

Net income	$4,984	5,313

Other comprehensive income

Unrealized holding gains on investments	44	84

Reclassification adjustment for realized loss included in net income	-	12

Total other comprehensive income	44	96

Comprehensive income	5,028	5,409

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 30, 2017, JULY 31, 2016 AND APRIL 30, 2017
UNAUDITED
(Amounts in Thousands)

	July 30,	July 31,	* April 30,
	2017	2016	2017
Current assets:
Cash and cash equivalents	$18,322	45,549	20,795
Short-term investments	2,469	2,434	2,443
Accounts receivable, net	22,140	22,690	24,577
Inventories	55,227	48,131	51,482
Other current assets	3,441	2,294	2,894
Total current assets	101,599	121,098	102,191

Property, plant and equipment, net	52,912	41,745	51,651
Goodwill	11,462	11,462	11,462
Deferred income taxes	436	1,942	419
Long-term investments (Held-To-Maturity)	30,907	-	30,945
Long-term investments (Rabbi Trust)	6,714	4,611	5,466
Investment in unconsolidated joint venture	1,477	-	1,106
Other assets	2,397	2,502	2,394

Total assets	$207,904	183,360	205,634

Current liabilities:
Accounts payable-trade	$29,112	26,708	29,101
Accounts payable - capital expenditures	5,647	627	4,767
Accrued expenses	6,075	6,890	11,947
Income taxes payable - current	884	358	287
Total current liabilities	41,718	34,583	46,102

Line of credit	5,000	7,000	-
Accounts payable - capital expenditures	-	-	1,322
Income taxes payable - long-term	487	3,779	467
Deferred income taxes	4,253	1,532	3,593
Deferred compensation	6,769	5,031	5,520

Total liabilities	58,227	51,925	57,004

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,441,161 at July 30, 2017; 12,306,956
at July 31, 2016; and 12,356,631 at
April 30, 2017	622	615	618
Capital contributed in excess of par value	47,038	44,453	47,415
Accumulated earnings	101,977	86,415	100,601
Accumulated other comprehensive income (loss)	40	(48)	(4)
Total shareholders' equity	149,677	131,435	148,630

Total liabilities and shareholders' equity	$207,904	183,360	205,634

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 30, 2017 AND JULY 31, 2016
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	July 30,	July 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,984	5,313
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,807	1,761
Amortization of assets	82	52
Stock-based compensation	757	761
Deferred income taxes	643	593
Realized loss on sale of short-term investments	-	12
Loss on sale of equipment	-	9
Loss from investment in unconsolidated joint venture	118	-
Foreign currency exchange loss (gain)	35	(62)
Changes in assets and liabilities:
Accounts receivable	2,524	611
Inventories	(3,539)	(1,808)
Other current assets	(467)	158
Other assets	(47)	19
Accounts payable - trade	(397)	3,036
Accrued expenses and deferred compensation	(4,704)	(4,631)
Income taxes	608	375
Net cash provided by operating activities	2,404	6,199

Cash flows from investing activities:
Capital expenditures	(2,260)	(3,139)
Investment in unconsolidated joint venture	(489)	-
Proceeds from the sale of short-term investments	-	2,000
Purchase of short-term investments	(12)	(21)
Proceeds from the sale of long-term investments (Rabbi Trust)	49	-
Purchase of long-term investments (Rabbi Trust)	(1,267)	(559)
Net cash used in investing activities	(3,979)	(1,719)

Cash flows from financing activities:
Proceeds from line of credit	5,000	7,000
Payments on vendor-financed capital expenditures	(1,250)	-
Dividends paid	(3,608)	(3,445)
Common stock surrendered for withholding taxes payable	(1,135)	(280)
Proceeds from common stock issued	5	11
Net cash (used in) provided by financing activities	(988)	3,286

Effect of exchange rate changes on cash and cash equivalents	90	(4)

(Decrease) increase in cash and cash equivalents	(2,473)	7,762

Cash and cash equivalents at beginning of period	20,795	37,787

Cash and cash equivalents at end of period	$18,322	45,549

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 1, 2016	12,265,489	$614	43,795	84,547	(144)	$128,812
Net income	-	-	-	22,334	-	22,334
Stock-based compensation	-	-	3,358	-	-	3,358
Unrealized gain on investments	-	-	-	-	140	140
Excess tax benefit related to stock
based compensation	-	-	657	-	-	657
Common stock issued in connection
with performance based units	49,192	2	(2)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	68,000	3	585	-	-	588
Common stock surrendered for the cost of stock option
exercises and withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)
Dividends paid	-	-	-	(6,280)	-	(6,280)
Balance, April 30, 2017 *	12,356,631	618	47,415	100,601	(4)	148,630
Net income	-	-	-	4,984	-	4,984
Stock-based compensation	-	-	757	-	-	757
Unrealized gain on investments	-	-	-	-	44	44
Common stock issued in connection
with performance based units	118,845	6	(6)	-	-	-
Common stock issued in connection
with exercise of stock options	600	-	5	-	-	5
Common stock surrendered for
withholding taxes payable	(34,915)	(2)	(1,133)	-	-	(1,135)
Dividends paid	-	-	-	(3,608)	-	(3,608)
Balance, July 30, 2017	12,441,161	$622	47,038	101,977	40	$149,677

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017, for the fiscal year ended April 30, 2017.

The company’s three months ended July 30, 2017, and July 31, 2016, represent 13 week periods, respectively.

2. Significant Accounting Policies

As of July 30, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2017.

Recently Adopted Accounting Pronouncements

Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU No. 2015-11 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. As a result, we adopted ASU No. 2015-11 in the first quarter of fiscal 2018 and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aims to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our consolidated balance sheet on a prospective basis. The impact to our results of operations related to this provision in the first quarter of fiscal 2018 was a reduction to income tax expense of $554,000. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $167,000 for the three months ended July 31, 2016. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $280,000 for the three months ended July 31, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than twelve months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. We are therefore required to apply this guidance in our fiscal 2020 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements but we expect this guidance to have a material impact on our financial position as a result of the requirement to recognize right-of-use assets and lease liabilities on our consolidated balance sheets.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Than Inventory, to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits recognition of deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted in the first interim period only. We are therefore required to apply this new guidance in our fiscal 2019 interim and annual financial statements. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

At July 30, 2017, there were 895,623 shares available for future equity based grants under our 2015 plan.

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the through the first quarter of fiscal 2018.

At July 30, 2017, options to purchase 15,000 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $7.08 per share, and a weighted average contractual term of 0.9 years. At July 30, 2017, the aggregate intrinsic value for options outstanding and exercisable was $354,000

The aggregate intrinsic value for options exercised for the three months ending July 30, 2017 and July 31, 2016, was $14,000 and $43,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 30, 2017, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at July 30, 2017.

No compensation expense was recorded for incentive stock options for the three months ended July 30, 2017 and July 31, 2016, respectively.

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

The following table summarizes information related to our grants of performance based restricted stock units associated with key members of management that are currently unvested:

	(1) Restricted Stock	(2) Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 13, 2017	122,195	$32.50	3 years
July 14, 2016	107,880	$28.00	3 years
July 15, 2015	107,554	$32.23	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our grants of performance based restricted stock units associated with a non-employee for that are currently unvested:

Date of Grant	(1) Restricted Stock Units Awarded	Price Per Share	Vesting Period
July 13, 2017	10,200	$30.65 (2)	3 years
July 14, 2016	11,549	$30.65 (2)	3 years
July 15, 2015	10,364	$30.65 (2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on July 30, 2017, the end of our reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our performance based restricted stock units that vested during the three month periods ending July 30, 2017 and July 31, 2016:

Fiscal Year	Common Stock Shares Vested	(1) Weighted Average Fair Value	Price Per Share
Fiscal 2018 – Management	102,845	$1,820	$17.70	(2)
Fiscal 2018 – Non-employee	16,000	$520	$32.50	(3)
Fiscal 2017 - Management	37,192	$637	$17.12	(2)
Fiscal 2017 - Non-Employee	12,000	$345	$28.77	(3)

(1) Dollar amounts are in thousands.

(2) Price per share represents the closing price of our common stock on the date of grant.

(3) The respective grant vested during the first quarter of fiscal 2018 or 2017, respectively. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

Overall

We recorded compensation expense of $751,000 and $761,000 within selling, general, and administrative expense associated with our performance based restricted stock units for the three months ending July 30, 2017 and July 31, 2016, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At July 30, 2017, the remaining unrecognized compensation cost related to the performance based restricted stock units was $5.3 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

Time Vested Restricted Stock Units

Fiscal 2018 Grant

On July 13, 2017, an employee was granted 1,200 shares of time vested restricted stock units which vested over the requisite service period of 11 months. This award was measured at its fair market value, which was $32.50 per share, and represented the closing price of our common stock on the date of grant.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2017 Grant

On July 14, 2016, an employee was granted 1,200 shares of time vested restricted stock units which vested over the requisite service period of 11 months. This award was measured at its fair market value, which was $28 per share, and represented the closing price of our common stock on the date of grant.

During the first quarter of fiscal 2018, 1,200 shares of common stock associated with this grant vested and had a weighted average fair value of $34,000 or $28 per share.

Overall

We recorded compensation expense of $6,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the three months ending July 30, 2017. Compensation expense for the three months ending July 31, 2016 was immaterial.

At July 30, 2017, the remaining unrecognized compensation cost related to unvested time vested restricted stock awards was $37,000, which is expected to be recognized over the next 10.5 months.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Customers	$23,548	$24,669	$26,211
Allowance for doubtful accounts	(325)	(850)	(414)
Reserve for returns and allowances and discounts	(1,083)	(1,129)	(1,220)
	$22,140	$22,690	$24,577

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 30, 2017	July 31, 2016
Beginning balance	$(414)	$(1,088)
Provision for bad debts	89	227
Net write-offs, net of recoveries	-	11
Ending balance	$(325)	$(850)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	July 30, 2017	July 31, 2016
Beginning balance	$(1,220)	$(962)
Provision for returns, allowances and discounts	(628)	(919)
Credits issued	765	752
Ending balance	$(1,083)	$(1,129)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Raw materials	$6,956	$6,779	$6,456
Work-in-process	2,782	3,224	3,095
Finished goods	45,489	38,128	41,931
	$55,227	$48,131	$51,482

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Cash surrender value – life insurance	$376	$358	$376
Non-compete agreement, net	809	885	828
Customer relationships, net	651	702	664
Other	561	557	526
	$2,397	$2,502	$2,394

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at July 30, 2017, July 31, 2016 and April 30, 2017, respectively. At July 30, 2017, July 31, 2016, and April 30, 2017, accumulated amortization for our non-compete agreement was $1.2 million, $1.1 million, and $1.2 million, respectively.

Amortization expense for our non-compete agreement was $19,000 for the three month periods ended July 30, 2017 and July 31, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $56,000; FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000 and Thereafter - $453,000.

The weighted average amortization period for our non-compete agreement is 10.8 years as of July 30, 2017.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at July 30, 2017, July 31, 2016, and April 30, 2017, respectively. Accumulated amortization for our customer relationships was $217,000, $166,000, and $204,000 at July 30, 2017, July 31, 2016, and April 30, 2017, respectively.

Amortization expense for our customer relationships was $13,000 for the three months ending July 30, 2017 and July 31, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $38,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; FY 2022 - $51,000; and Thereafter - $409,000.

The weighted average amortization period for our customer relationships is 12.8 years as of July 30, 2017.

Cash Surrender Value – Life Insurance

At July 30, 2017, July 31, 2016, and April 30, 2017 we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $376,000, $358,000 and $376,000 at July 30, 2017, July 31, 2016, and April 30, 2017, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Compensation, commissions and related benefits	$4,535	$5,400	$10,188
Advertising rebates	347	485	468
Interest	19	7	51
Other accrued expenses	1,174	998	1,240
	$6,075	$6,890	$11,947

8. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 2.68%, 1.94%, and 2.45% at July 30, 2017, July 31, 2016, and April 30, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purposes of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 30, 2017 and July 31, 2016, we had outstanding borrowings associated with our Credit Agreement totaling $5.0 million and $7.0 million, respectively. There were no borrowings outstanding under our Credit Agreement at April 30, 2017. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement.

At July 30, 2017, July 31, 2016, and April 30, 2017, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that will allow us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit (all of which is currently outstanding and in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 15 for further details). The $5.0 million outstanding letter of credit will be automatically reduced in increments of $1.25 million on August 1, 2017, November 1, 2017, February 1, 2018, and May 15, 2018, respectively.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million Chinese Yuan Renminbi (approximately $5.9 million USD at July 30, 2017), that expires February 15, 2018. This agreement has an interest rate determined by the Chinese government and there were no borrowings outstanding as of July 30, 2017, July 31, 2016, and April 30, 2017.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 30, 2017, the company was in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at July 30, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
U.S. Corporate Bonds	$-	$30,846	$-	$30,846
Premier Money Market Fund	5,991	N/A	N/A	5,991
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	762	N/A	N/A	762
Strategic Income Fund	622	N/A	N/A	622
Large Blend Fund	381	N/A	N/A	381
Growth Allocation Fund	140	N/A	N/A	140
Moderate Allocation Fund	102	N/A	N/A	102
Other	100	N/A	N/A	100

	Fair value measurements at July 31, 2016 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$3,950	N/A	N/A	$3,950
Low Duration Bond Fund	1,073	N/A	N/A	1,073
Intermediate Term Bond Fund	754	N/A	N/A	754
Strategic Income Fund	597	N/A	N/A	597
Large Blend Fund	310	N/A	N/A	310
Mid Cap Value Fund	117	N/A	N/A	117
Growth Allocation Fund	97	N/A	N/A	97
Other	147	N/A	N/A	147

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

Short-Term Investments

At July 30, 2017, July 31, 2016, and April 30, 2017, our short-term investments totaled $2.5 million, $2.4 million, and $2.4 million, respectively, and consisted of short-term bond funds. Our short-term bond funds are recorded at their fair value, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $33,000, $33,000, and $47,000 at July 30, 2017, July 31, 2016, and April 30, 2017, respectively. At July 30, 2017, July 31, 2016, and April 30, 2017, the fair value of our short-term bond funds approximated its cost basis.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 30, 2017 and April 30, 2017, our held-to-maturity investments totaled $30.9 million and consisted of U.S. Corporate bonds. The fair value of our held-to-maturity investments totaled $30.8 million at July 30, 2017 and April 30, 2017, respectively.

Long-Term Investments - Rabbi Trust

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

These long-term investments are recorded at their fair values of $6.7 million, $4.6 million, and $5.5 million at July 30, 2017, July 31, 2016, and April 30, 2017, respectively. Our long-term investments had an accumulated unrealized gain of $73,000 and $43,000 at July 30, 2017 and April 30, 2017, respectively, and an accumulated unrealized loss of $15,000 at July 31, 2016. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Three months ended
(dollars in thousands)	July 30, 2017	July 31, 2016
Interest	$83	$3
Income taxes	536	2,263

Interest costs charged to operations were $64,000 and $9,000 for the three months ended July 30, 2017 and July 31, 2016, respectively.

Interest costs of $64,000 and $9,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the three months ended July 30, 2017 and July 31, 2016, respectively.

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

	Three months ended
(amounts in thousands)	July 30, 2017	July 31, 2016
Weighted average common shares outstanding, basic	12,399	12,286
Dilutive effect of stock-based compensation	191	177
Weighted average common shares outstanding, diluted	12,590	12,463

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended July 30, 2017 and July 31, 2016, as the exercise price of the options was less than the average market price of the common shares.

12.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, goodwill, investment in an unconsolidated joint venture, a non-compete agreement, and customer relationships associated with an acquisition.

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	July 30, 2017	July 31, 2016
Net sales:
Mattress Fabrics	$48,429	$50,530
Upholstery Fabrics	31,104	30,152
	$79,533	$80,682
Gross profit:
Mattress Fabrics	$9,760	$11,901
Upholstery Fabrics	6,705	6,518
	$16,465	$18,419

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selling, general, and administrative expenses:
Mattress Fabrics	$3,391	$3,499
Upholstery Fabrics	3,811	3,534
Total segment selling, general, and
administrative expenses	7,202	7,033
Unallocated corporate expenses	2,299	2,713
	$9,501	$9,746

Income from operations:
Mattress Fabrics	$6,368	$8,402
Upholstery Fabrics	2,895	2,984
Total segment income from operations	9,263	11,386
Unallocated corporate expenses	(2,299)	(2,713)
Total income from operations	6,964	8,673
Interest income	131	25
Other expense	(353)	(152)
Income before income taxes	$6,742	$8,546

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Segment assets:
Mattress Fabrics
Current assets (1)	$46,750	$39,800	$47,038
Non-compete agreement	809	885	828
Customer relationships	651	702	664
Investment in unconsolidated joint venture	1,477	-	1,106
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	50,270	39,435	48,916
Total mattress fabrics assets	111,419	92,284	110,014
Upholstery Fabrics
Current assets (1)	30,617	31,021	29,021
Property, plant and equipment (3)	1,857	1,459	1,879
Total upholstery fabrics assets	32,474	32,480	30,900
Total segment assets	143,893	124,764	140,914
Non-segment assets:
Cash and cash equivalents	18,322	45,549	20,795
Short-term investments	2,469	2,434	2,443
Deferred income taxes	436	1,942	419
Other current assets	3,441	2,294	2,894
Property, plant and equipment (4)	785	851	856
Long-term investments (Held-to-Maturity)	30,907	-	30,945
Long-term investments (Rabbi Trust)	6,714	4,611	5,466
Other assets	937	915	902
Total assets	$207,904	$183,360	$205,634

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(dollars in thousands)	July 30, 2017	July 31, 2016
Capital expenditures (5):
Mattress Fabrics	$2,967	$3,521
Upholstery Fabrics	85	14
Unallocated Corporate	16	8
Total capital expenditures	$3,068	$3,543
Depreciation expense:
Mattress Fabrics	$1,612	$1,556
Upholstery Fabrics	195	205
Total depreciation expense	$1,807	$1,761

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $50.3 million at July 30, 2017, represents property, plant, and equipment of $35.8 million and $14.5 million located in the U.S. and Canada, respectively. The $39.4 million at July 31, 2016, represents property, plant, and equipment of $25.5 million and $13.9 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

(3)
The $1.9 million at July 30, 2017, represents property, plant, and equipment of $1.2 million and $684 located in the U.S. and China, respectively. The $1.5 million at July 31, 2016, represents property, plant, and equipment of $847 and $612 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655 located in the U.S. and China, respectively.

(4)
The $785, $851, and $856 at July 30, 2017, July 31, 2016 and April 30, 2017, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or 24.3% of income before income taxes, for the three month period ended July 30, 2017, compared to income tax expense of $3.2 million, or 37.8% of income before income taxes, for the three month period ended July 31, 2016. Our effective income tax rates for the three month periods ended July 30, 2017, and July 31, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following schedule summarizes the factors that contributed to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
Federal income tax rate	34.0%	34.0%
Excess income tax benefits related to stock-based compensation	(8.2)	-
Undistributed earnings from foreign subsidiaries	(1.5)	-
Tax effects of Chinese foreign exchange (losses)gains	(0.9)	1.1
Change in valuation allowance	1.4	0.3
U.S. state income tax expense	0.4	1.4
Other	(0.9)	1.0
	24.3%	37.8%

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at July 30, 2017, we recorded a partial valuation allowance of $637,000, of which $559,000 pertained to certain U.S. state net operating loss carryforwards and credits and $78,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at July 31, 2016, we recorded a partial valuation allowance of $625,000, of which $539,000 pertained to certain U.S. state net operating loss carryforwards and credits and $86,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 30, 2017, we recorded a partial valuation allowance of $536,000, of which $464,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at July 30, 2017, July 31, 2016, and April 30, 2017, respectively.

The recorded valuation allowance of $637,000 at July 30, 2017, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of July 30, 2017, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries, with the exception of $1.8 million that will be reinvested indefinitely in our unconsolidated joint venture located in Haiti. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At July 30, 2017, we had accumulated earnings and profits from our foreign subsidiaries totaling $150.8 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $810,000, which included U.S. income and foreign withholding taxes totaling $45.4 million, offset by U.S. foreign income tax credits of $44.6 million.

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

Overall

At July 30, 2017, our non-current deferred tax asset of $436,000 pertains to our operations located in China. At July 31, 2016, our non-current deferred tax asset of $1.9 million represented $1.4 million and $561,000 from our operations located in the U.S. and China, respectively. At April 30, 2017, our non-current deferred tax asset of $419,000 pertained to our operations located in China.

At July 30, 2017, our non-current deferred tax liability of $4.3 million represents $2.3 million and $2.0 million from our operations located in the U.S. and Canada, respectively. Our non-current deferred tax liability balance of $1.5 million at July 31, 2016 pertained to our operations located in Canada. At April 30, 2017, our non-current deferred tax liability of $3.6 million represented $2.1 million and $1.5 million from our operations located in Canada and the U.S., respectively.

Uncertainty In Income Taxes

At July 30, 2017, we had a $12.4 million total gross unrecognized income tax benefit, of which $11.9 million and $487,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At July 31, 2016, we had a $15.0 million total gross unrecognized income tax benefit, of which $11.2 million and $3.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 30, 2017, we had $12.2 million of total gross unrecognized income tax benefit, of which $11.8 million and $467,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 30, 2017, our $12.4 million total gross unrecognized income tax benefit included $487,000 that, if recognized, would favorably affect the income tax rate in future periods. At July 31, 2016, our $15.0 million total gross unrecognized income tax benefit, included $3.8 million that, if recognized, would favorably affect the income tax rate in future periods. At April 30, 2017, our $12.2 million total gross unrecognized income tax benefit included $467,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $12.4 million at July 30, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014 through 2016, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

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

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 30, 2017, the company’s statutory surplus reserve was $4.3 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Accounts Payable – Capital Expenditures

At July 30, 2017 and April 30, 2017, we had total amounts due regarding capital expenditures totaling $5.6 million and $6.1 million, respectively, of which $3.9 million and $5.1 million was financed and pertained to completed work for the construction of a new building (see below). Of the total $3.9 million due at July 30, 2017, $2.5 million is required to be paid during the remainder of fiscal 2018, with a remaining amount of $1.4 million due in fiscal 2019 (May 2018).

At July 31, 2016, we had total amounts due regarding capital expenditures totaling $627,000, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

At July 30, 2017 we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $6.4 million. The $6.4 million includes $3.9 million (all of which represents completed work) associated with the construction of a new building below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina to expand our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016 with additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.7 million; and Fiscal 2019 - $1.4 million. Interest is charged on the required outstanding installment payments for services that were previously rendered at a rate of $2.25% plus the current 30 day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there is a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

This new building was placed into service in July 2017.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production in the second quarter of fiscal 2018 (October 2017) and to complement our existing U.S. mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

During the three month period ended July 30, 2017, CLIH incurred a $236,000 net loss that pertained to start-up operating expenses in the first quarter of fiscal 2018. Our equity interest in this net loss was $118,000, which represents the company’s fifty percent ownership in CLIH.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	July 30, 2017	April 30, 2017
total assets	$3,003	$2,258
total liabilities	$48	$46
total members’ equity	$2,955	$2,212

At July 30, 2017 and April 30, 2017, our investment in CLIH totaled $1.5 million and $1.1 million, respectively, which represents the company’s fifty percent ownership interest in CLIH.

17.  Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the three months ended July 30, 2017, and July 31, 2016, we did not purchase any shares of our common stock.

At July 30, 2017, we had $5.0 million available for repurchases of our common stock.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Dividend Program

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividends were paid on July 17, 2017, to shareholders of record as of July 3, 2017. During the first quarter of fiscal 2018, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.

During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $861,000 represented a quarterly dividend payment of $0.07 per share.

On August 30, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on October 16, 2017, to shareholders of record as of October 2, 2017.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “depend” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions, as well as our success in finalizing acquisition negotiations. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 14, 2017, for the fiscal year ended April 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended July 30, 2017, and July 31, 2016, each represent 13-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly-owned mattress fabric operations that are located in Stokesdale, NC, High Point, NC, and Quebec, Canada and a fifty percent owned cut and sew mattress cover operation located in Haiti. We have wholly-owned upholstery fabric operations that are located in Shanghai, China, Burlington, North Carolina, and Anderson, South Carolina.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	July 30, 2017	July 31, 2016	Change
Net sales	$79,533	$80,682	(1.4)%
Gross profit	16,465	18,419	(10.6)%
Gross profit margin	20.7%	22.8%	(210	)bp
SG&A expenses	9,501	9,746	(2.5)%
Income from operations	6,964	8,673	(19.7)%
Operating margin	8.8%	10.7%	(190	)bp
Income before income taxes	6,742	8,546	(21.1)%
Income taxes	1,640	3,233	(49.3)%
Net income	4,984	5,313	(6.2)%

Net Sales

Overall, our net sales were slightly lower in the first quarter of fiscal 2018 compared to the same period a year ago, with mattress fabric net sales decreasing 4.2%, partially offset by an increase in upholstery fabric net sales of 3.2%. Our net sales were affected by an uncertain and weak retail environment for home furnishings and other market disruptions specifically related to the mattress industry.

See the Segment Analysis section below for further details.

Income Before Income Taxes

The decrease in our income before income taxes was due to lower sales noted above, as well as cost pressures associated with significant manufacturing inefficiencies resulting from the consolidation of our mattress production facilities. Partially offsetting those inefficiencies were lower SG&A expenses due primarily to lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets.

See the Segment Analysis section below for further details.

Income Taxes

The reduction in our income tax expense and effective income tax rate was primarily due to the adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” during the first quarter of fiscal 2018 (Refer to Note 2 located in the notes to the consolidated financial statements). As a result of the adoption of ASU No. 2016-09, we recorded a reduction to income tax expense of $554,000, or 8.2% on our effective income tax rate. Additionally, our income tax expense and effective income tax rate decreased due to favorable differences in the mix of earnings between our U.S. parent company and foreign subsidiaries that have lower income tax rates.

Refer to Note 13 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At July 30, 2017, our cash and investments (which comprise of cash equivalents, short-term investments, and long-term investments (held-to-maturity)) totaled $51.7 million compared with $54.2 million at April 30, 2017. Additionally, we borrowed $5.0 million on our U.S. line of credit to support our short-term cash needs that historically occur during the first quarter.

During the first quarter of fiscal 2018, we had dividend payments totaling $3.6 million, capital expenditures of $3.5 million (of which $1.3 million was vendor-financed) that were mostly associated with our mattress fabric segment, $1.3 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.1 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards. These payments were partially offset by $5.0 million in borrowings on our U.S. line of credit noted above and $2.4 million from net cash provided by operating activities.

Our net cash provided by operating activities of $2.4 million during the first quarter of fiscal 2018 decreased from $6.2 million during the same period a year ago. The decrease was primarily associated with working capital requirements associated with inventory purchases. Both business segments have implemented plans to reduce inventory in the second quarter of fiscal 2018.

See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On August 30, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on October 16, 2017, to shareholders of record as of October 2, 2017.

During the first quarter of fiscal 2018, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.  During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $861,000 represented a quarterly dividend payment of $0.07 per share.

During the first quarters of fiscal 2018 and 2017 we did not purchase any shares of our common stock. At July 30, 2017, we had $5.0 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 30, 2017	July 31, 2016	Change

Net sales	$48,429	$50,530	(4.2)%
Gross profit	9,760	11,901	(18.0)%
Gross profit margin	20.2%	23.6%	(340	)bp
SG&A expenses	3,391	3,499	(3.1)%
Income from operations	6,368	8,402	(24.2)%
Operating margin	13.1%	16.6%	(350	)bp

Net Sales

The decrease in net sales for our mattress fabrics segment reflects ongoing uncertainties and weakness in the mattress industry compared with market conditions a year ago. However, our net sales reflected continued growth in our mattress cover business known as CLASS. The growth in CLASS has allowed us to expand our business with both traditional customers and new market segments, especially the fast growing internet bedding space.

Industry disruptions and demand trends have caused some short-term uncertainty in the mattress fabrics industry. Some of these disruptions involve major customers of our mattress fabrics business, including changes to the distribution channels of at least one significant customer. As a result, we have indications from a customer that there will be reductions in orders from them, but at the same time, we have indications from other large customers that our levels of business with them are expected to increase. The structure of our supply arrangements and contracts with major customers is such that it is difficult to make predictions with certainty, and this is further complicated by the just in time (JIT) order and delivery model used in the bedding industry. At this time, it is uncertain what the impact will be on our mattress fabrics business. While industry disruptions and demand issues may affect short-term sales trends, we believe challenges with certain customers will be at least partially offset by increased sales and opportunities with other.

During the second quarter of fiscal 2018, we currently expect the continuing uncertainty in the mattress industry to affect short-term demand trends and our operating performance.

Gross Profit and Operating Income

In addition to the decrease in our net sales noted above, our profitability was also affected by cost pressures associated with the significant manufacturing inefficiencies resulting from the consolidation of our mattress production facilities. During the first quarter of fiscal 2018, we completed the move of the majority of our knitting equipment to a new location in North Carolina. Simultaneously, we relocated our mattress cover operation to a new facility during the last month of the quarter. Both of these activities created more disruption to our production process than we had anticipated, especially in light of the current weakness in the mattress industry. In addition, we incurred non-recurring charges during the first quarter approximating $610,000, of which $375,000 pertained to plant consolidation moving expenses and $235,000 was associated with a workers’ compensation claim.

During the second quarter of fiscal 2018, we currently expect some continuing impact on operating efficiencies related to the equipment relocations and production changes that occurred at the end of the first quarter.

Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH will produce cut and sewn mattress covers, and its operations will be located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH is currently expected to commence production during the second quarter of fiscal 2018 (October 2017) and to complement our existing U.S. mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

Refer to Note 16 located in the notes to the consolidated financial statements for further details regarding the investment in our unconsolidated joint venture.

Proposed Acquisition

We have executed a non-binding letter of intent to acquire a mattress fabrics business located in China. The business has annual revenues of $12 million and pre-tax income of approximately $2.5 million. We currently expect to fund the acquisition with cash and investments on hand without incurring any additional debt, with closing expected to occur within 90 days.

This proposed acquisition is expected to establish a mattress fabrics business in Asia, with potential sales expansion to non-North American markets. It would also serve as a low-cost source for mattress fabrics being sold to North American bedding customers. Additionally, we believe this new platform provides opportunities for operating synergies with our current upholstery fabrics facilities located at Culp China, including a substantial cut and sew operation that can serve both traditional bedding customers and the growing internet bedding market.

The current letter of intent is non-binding and remains subject to completion of due diligence, negotiation of a definitive purchase agreement, and other approvals, without which the acquisition will not occur.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Accounts receivable and inventory	$46,750	$39,800	$47,038
Property, plant & equipment	50,270	39,435	48,916
Goodwill Investment in unconsolidated joint venture	11,462 1,477	11,462 -	11,462 1,106
Non-compete agreement	809	885	828
Customer relationships	651	702	664

Accounts Receivable & Inventory

As of July 30, 2017, accounts receivable and inventory increased $7.0 million, or 17%, compared with July 31, 2016. This increase is mostly due to a temporary increase in this segment’s inventory, as a result of having more inventory on hand to meet estimated demand trends that have been more difficult to predict due to the current uncertainty and weakness in the mattress industry.

As of July 31, 2017, accounts receivable and inventory were relatively flat compared with April 30, 2017.

Property, Plant & Equipment

The $50.3 million at July 30, 2017, represents property, plant and equipment of $35.8 million and $14.5 million located in the U.S. and Canada, respectively. The $39.4 million at July 31, 2016, represents property, plant, and equipment of $25.5 million and $13.9 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

As of July 30, 2017, property, plant, and equipment increased $10.8 million, or 28%, compared with July 31, 2016. This increase is due to capital expenditures that primarily relate to the construction of a new building (see Note 15 to the consolidated financial statements for further details) and purchases and installation of machinery and equipment.

As of July 30, 2017, property, plant, and equipment increased $1.4 million, or 3%, compared with April 30, 2017. This increase is due to capital expenditures of $3.0 million that primarily relate to purchases and installation of machinery and equipment, partially offset by depreciation expense of $1.6 million.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of CLIH noted above.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at July 30, 2017 compared with July 31, 2016 and April 30, 2017, are primarily due to amortization expense.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	July 30, 2017		July 31, 2016		% Change

Non U.S. Produced	$29,386	95%	$27,845	92%	5.5%
U.S. Produced	1,718	5%	2,307	8%	(25.5)%
Total	$31,104	100%	$30,152	100%	3.2%

Our increase in net sales in the first quarter of fiscal 2018 compared to the same period a year ago reflects our ability to execute our product-driven strategy and diversify our customer base, in spite of a continued weak retail environment for home furnishings. We have seen positive demand trends for our latest performance line of highly durable and stain-resistant fabrics. Also, we achieved meaningful sales growth in fabrics designed for the hospitality market, which accounted for a higher percentage of total upholstery fabric sales this quarter. Additionally, we are exploring potential acquisitions in the hospitality market that will complement our upholstery fabrics business, which is principally in the residential market.

Our 100% owned China platform supports our marketing efforts with the flexibility to adapt to changing customer demand trends with a diverse product mix of fabric styles and price points.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	July 30, 2017	July 31, 2016	Change

Gross profit	$6,705	$6,518	2.9%
Gross profit margin	21.6%	21.6%	-
SG&A expenses	3,811	3,534	7.8%
Income from operations	2,895	2,984	(3.0)%
Operating margin	9.3%	9.9%	(60	)bp

Our profitability for the first quarter of fiscal 2018 reflects the increase in net sales noted above, offset by higher operating expenses due to less favorable foreign currency exchange rates associated with our operations located in China.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Accounts receivable and inventory	$30,617	$31,021	$29,021
Property, plant & equipment	1,857	1,459	1,879

Accounts Receivable & Inventory

As of July 30, 2017, accounts receivable and inventory were relatively flat compared with July 31, 2016.

As of July 30, 2017, accounts receivable and inventory increased 5% compared with April 30, 2017. This increase is primarily due to an increase in this segment’s inventory balance due to the increase in net sales noted above.

Property, Plant & Equipment

The $1.9 million at July 30, 2017, represents property, plant, and equipment of $1.2 million and $684,000 located in the U.S. and China, respectively. The $1.5 million at July 31, 2016, represents property, plant, and equipment of $847,000 and $612,000 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 30, 2017	July 31, 2016	% Change
SG&A expenses	$9,501	$9,746	(2.5)%
Interest expense	-	-	-
Interest income	131	25	424.0%
Other expense	353	152	132.2%

Selling, General and Administrative Expenses

The decrease in SG&A expenses during the first quarter of fiscal 2018 compared with the same period a year ago is due primarily to lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets. The lower incentive compensation expense was partially offset by non-recurring charges associated with the consolidation of our mattress production facilities noted above.

Interest Expense

Interest costs charged to operations were $64,000 and $9,000 for the first quarter of fiscal 2018 and 2017, respectively. The interest costs charged to operations were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized and will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased in the first quarter of fiscal 2018 compared with the same period a year ago. The increase in interest income was due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities primarily ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

Other Expense

The increase in other expense was primarily due to less favorable foreign currency exchange rates associated with our operations located in China during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. We recorded a foreign currency exchange loss of $159,000 during the first quarter of fiscal 2018 compared to a foreign currency exchange gain of $23,000 during the first quarter of fiscal 2017 regarding our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or 24.3% of income before income taxes, for the three month period ended July 30, 2017, compared to income tax expense of $3.2 million, or 37.8% of income before income taxes, for the three month period ended July 31, 2016. Our effective income tax rates for the three month periods ended July 30, 2017, and July 31, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contributed to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:
	2018	2017
Federal income tax rate	34.0%	34.0%
Excess income tax benefits related to stock-based
compensation	(8.2)	-
Undistributed earnings from foreign subsidiaries	(1.5)	-
Tax effects of Chinese foreign exchange (losses)gains	(0.9)	1.1
Change in valuation allowance	1.4	0.3
U.S. state income tax expense	0.4	1.4
Other	(0.9)	1.0
	24.3%	37.8%

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of July 30, 2017, July 31, 2016, and April 30, 2017, respectively.

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of July 30, 2017, July 31, 2016, and April 30, 2017, respectively.

Uncertainty In Income Taxes

Our gross unrecognized income tax benefit of $12.4 million at July 30, 2017, relates to tax positions for which significant change is reasonably possible within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

Currently, the Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal 2014 through 2016, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018. During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015, and no adjustments have been proposed at this time. We currently expect this examination to be completed during fiscal 2018.

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

Income Taxes Paid

We reported income tax expense of $1.6 million and $3.2 million for the first quarters of fiscal 2018 and 2017, respectively. Currently, our income tax payments in the United States are not significant as we have $9.0 million in operating loss carryforwards as of April 30, 2017, which are currently expected to be fully utilized in approximately one year. However, we did have income tax payments totaling $536,000 and $2.3 million during the first quarters of fiscal 2018 and 2017, respectively. These income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $20.8 million at July 30, 2017, cash flow from operations, and the current availability ($30.9 million as of July 30, 2017) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At July 30, 2017, our cash and investments (which comprise of cash equivalents, short-term investments, and long-term investments (held-to-maturity)) totaled $51.7 million compared with $54.2 million at April 30, 2017. Additionally, we borrowed $5.0 million on our U.S. line of credit to support our short-term cash needs that historically occur during the first quarter.

During the first quarter of fiscal 2018, we had dividend payments totaling $3.6 million, capital expenditures of $3.5 million (of which $1.3 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $1.3 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.1 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards. These payments were partially offset by $5.0 million in borrowings on our U.S. line of credit noted above and $2.4 million from net cash provided by operating activities.

Our net cash provided by operating activities of $2.4 million during the first quarter of fiscal 2018 decreased from $6.2 million during the same period a year ago. The decrease was associated with working capital requirements associated with inventory purchases. Both business segments have implemented plans to reduce inventory in the second quarter of fiscal 2018.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support our operational requirements, potential acquisitions, mitigate our risk to foreign exchange rate fluctuations, and U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments, and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	July 30, 2017	July 31, 2016	April 30, 2017
Cayman Islands	$37,460	$36,101	$34,965
China	8,301	5,720	12,722
Canada	2,818	4,296	4,268
United States	3,119	1,866	2,228
	$51,698	$47,983	$54,183

Currently, we are holding a significant amount of our cash and investments in the Cayman Islands. These cash and investments stemmed from accumulated earnings and profits totaling $39.7 million distributed from our subsidiaries located in China through the first quarter of fiscal 2018. Our cash and investments held in the Cayman Islands are currently expected to be used for the following business purposes:

•	Mitigate our risk to foreign exchange rate fluctuations for assets and liabilities denominated in ChineseYuan Renminbi by holding more cash and investments denominated in U.S. dollars.

•
Fund our fifty percent ownership interest in a joint venture located in Haiti that will produce cut and sewn mattress covers (see Note 16 in the notes to the consolidated financial statements for further details).

•	Fund our proposed acquisition of a mattress fabrics business located in China.

•
Repatriate earnings and profits generated from our China operations to the U.S. parent for various strategic purposes when our U.S. loss carryforwards are fully utilized (which we currently expect to occur in approximately one year).

Dividend Program

On June 13, 2017, we announced that our board of directors approved the payment of a special cash dividend of $0.21 per share and a regular quarterly cash dividend payment of $0.08 per share. These dividends were paid on July 17, 2017, to shareholders of record as of July 3, 2017. During the first quarter of fiscal 2018, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.

During the first quarter of fiscal 2017, dividend payments totaled $3.4 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $861,000 represented a quarterly dividend payment of $0.07 per share.

On August 30, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.08 per share. This payment will be made on October 16, 2017, to shareholders of record as of October 2, 2017.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the three months ended July 30, 2017, and July 31, 2016, we did not purchase any shares of our common stock.

At July 30, 2017, we had $5.0 million available for repurchases of our common stock.

Working Capital

Accounts receivable at July 30, 2017, were $22.1 million compared with $22.7 million at July 31, 2016. Days’ sales outstanding were 25 days for the first quarter of fiscal 2018 compared with 26 days for the first quarter of fiscal 2017.

Inventories as of July 30, 2017, were $55.2 million, an increase of $7.1 million, or 15%, compared with $48.1 million at July 31, 2016. This increase is mostly due to a temporary increase in the mattress fabrics segment’s inventory, as a result of having more inventory on hand to meet estimated demand trends that have been more difficult to predict due to the current uncertainty and weakness in the mattress industry. Inventory turns were 4.7 for the first quarter of fiscal 2018 compared with 5.3 for the first quarter of fiscal 2017.

Accounts payable-trade as of July 30, 2017, were $29.1 million, an increase of $2.4 million, or 9%, compared with $26.7 million at July 31, 2016.  This increase is due to the increased inventory purchases noted above.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $42.6 million at July 30, 2017, compared with $43.5 million at July 31, 2016. Operating working capital turnover was 7.4 during the first quarter of fiscal 2018 compared with 7.0 during the first quarter of fiscal 2017.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements.

At July 30, 2017, we were in compliance with all our financial covenants.

Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $3.5 million (of which $1.3 million was vendor-financed) for the first quarter of fiscal 2018 compared with $3.1 million for the same period a year ago. Capital expenditures for the first quarters of fiscal 2018 and 2017 mostly related to our mattress fabrics segment.

Depreciation expense was $1.8 million for the first quarters of fiscal 2018 and 2017 and mostly related to the mattress fabrics segment.

For fiscal 2018, we are projecting capital expenditures (including those that are vendor-financed) to be comparable to fiscal 2017. Depreciation expense for the company as a whole is projected to be approximately $8.0 million in fiscal 2018. The estimated capital expenditures and depreciation expense mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At July 30, 2017, we had total amounts due regarding capital expenditures totaling $5.6 million, of which $3.9 million is financed and pertains to completed work for the construction of a new building (see below). Of the total amount due of $3.9 million at July 30, 2017, $2.5 million is required to be paid during the remainder of fiscal 2018, with a remaining amount of $1.4 million due in fiscal 2019 (May 2018).

Purchase Commitments – Capital Expenditures

At July 30, 2017 we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $6.4 million. The $6.4 million includes $3.9 million (all of which represents completed work) associated with the construction of the new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina to expand our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016 with additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.7 million; and Fiscal 2019 - $1.4 million. Interest is charged on the required outstanding installment payments for services that were previously rendered at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there is a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 for further details).

This new building was placed into service in July 2017.

Critical Accounting Policies and Recent Accounting Developments

At July 30, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2017.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 30, 2017.

Contractual Obligations

As of July 30, 2017, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 30, 2017.

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

At July 30, 2017, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 2.68% at July 30, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 30, 2017, our U.S. revolving credit line had outstanding borrowings of $5.0 million. There were no borrowings outstanding under our revolving credit line associated with our China operations at July 30, 2017.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 30, 2017, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 30, 2017, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 30, 2017. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended July 30, 2017. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2017 to June 4, 2017	-	-	-	$5,000,000
June 5, 2017 to July 2, 2017	-	-	-	$5,000,000
July 3, 2017 to July 30, 2017	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

10.1	Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: September 8, 2017	By:	/s/ Kenneth R. Bowling
Senior Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Form of restricted stock unit agreement for restricted stock units granted to the executive officers pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document