Form 10-Q
period 2017-10-29
CULP INC
filed 2017-12-08
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.     ☒ YES   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).     ☒ YES   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at October 29, 2017:  12,435,276
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 29, 2017

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 29, 2017 AND OCTOBER 30, 2016
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 29,	October 30,
	2017	2016

Net sales	$80,698	75,343
Cost of sales	64,894	58,442
Gross profit	15,804	16,901

Selling, general and
administrative expenses	9,415	9,602
Income from operations	6,389	7,299

Interest expense	37	-
Interest income	(128)	(15)
Other expense	321	155
Income before income taxes	6,159	7,159

Income taxes	2,108	2,684

Loss from investment in unconsolidated joint venture	75	-
Net income	$3,976	4,475

Net income per share, basic	$0.32	0.36
Net income per share, diluted	0.32	0.36
Average shares outstanding, basic	12,440	12,308
Average shares outstanding, diluted	12,580	12,507

	SIX MONTHS ENDED

	October 29,	October 30,
	2017	2016

Net sales	$160,230	156,026
Cost of sales	127,962	120,705
Gross profit	32,268	35,321

Selling, general and
administrative expenses	18,916	19,348
Income from operations	13,352	15,973

Interest expense	37	-
Interest income	(259)	(40)
Other expense	674	307
Income before income taxes	12,900	15,706

Income taxes	3,748	5,917

Loss from investment in unconsolidated joint venture	193	-
Net income	$8,959	9,789

Net income per share, basic	$0.72	0.80
Net income per share, diluted	0.71	0.78
Average shares outstanding, basic	12,420	12,297
Average shares outstanding, diluted	12,613	12,495

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 29, 2017 AND OCTOBER 30, 2016
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	October 29,	October 30,
	2017	2016

Net income	$3,976	$4,475

Other comprehensive income

Unrealized gains on investments	20	4

Total other comprehensive income	20	4

Comprehensive income	$3,996	$4,479

	SIX MONTHS ENDED

	October 29,	October 30,
	2017	2016

Net income	$8,959	$9,789

Other comprehensive income

Unrealized gains on investments

Unrealized holding gains on investments	64	88

Reclassification adjustment for realized loss included in net income	-	12

Total other comprehensive income	64	100

Comprehensive income	$9,023	$9,889

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 29, 2017, OCTOBER 30, 2016 AND APRIL 30, 2017
UNAUDITED
(Amounts in Thousands)

	October 29,	October 30,	* April 30,
	2017	2016	2017
Current assets:
Cash and cash equivalents	$15,739	13,910	20,795
Short-term investments - Available for Sale	2,478	2,430	2,443
Short-term investments - Held-To-Maturity	4,015	-	-
Accounts receivable, net	24,220	19,039	24,577
Inventories	50,209	45,954	51,482
Other current assets	2,263	1,675	2,894
Total current assets	98,924	83,008	102,191

Property, plant and equipment, net	52,530	45,537	51,651
Goodwill	11,462	11,462	11,462
Deferred income taxes	491	581	419
Long-term investments - Held-To-Maturity	26,853	31,050	30,945
Long-term investments - Rabbi Trust	6,921	4,994	5,466
Investment in unconsolidated joint venture	1,522	-	1,106
Other assets	2,340	2,495	2,394

Total assets	$201,043	179,127	205,634

Current liabilities:
Accounts payable-trade	$24,600	20,183	29,101
Accounts payable - capital expenditures	3,209	3,000	4,767
Accrued expenses	7,364	8,878	11,947
Income taxes payable - current	692	513	287
Total current liabilities	35,865	32,574	46,102

Accounts payable - capital expenditures	-	-	1,322
Income taxes payable - long-term	487	3,734	467
Deferred income taxes	4,641	1,699	3,593
Deferred compensation	6,970	5,171	5,520

Total liabilities	47,963	43,178	57,004

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,435,276 at October 29, 2017; 12,311,756
at October 30, 2016; and 12,356,631 at
April 30, 2017	622	615	618
Capital contributed in excess of par value	47,441	45,349	47,415
Accumulated earnings	104,957	90,029	100,601
Accumulated other comprehensive income (loss)	60	(44)	(4)
Total shareholders' equity	153,080	135,949	148,630

Total liabilities and shareholders' equity	$201,043	179,127	205,634

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 29, 2017 AND OCTOBER 30, 2016
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 29,	October 30,
	2017	2016

Cash flows from operating activities:
Net income	$8,959	9,789
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,713	3,511
Amortization of other assets	166	80
Stock-based compensation	1,558	1,657
Deferred income taxes	976	2,121
Realized loss on sale of short-term investments (Available for Sale)	-	12
Loss on sale of equipment	-	9
Loss from investment in unconsolidated joint venture	193	-
Foreign currency exchange loss (gain)	42	(53)
Changes in assets and liabilities:
Accounts receivable	561	4,142
Inventories	1,597	219
Other current assets	723	751
Other assets	(35)	-
Accounts payable - trade	(5,074)	(3,274)
Accrued expenses and deferred compensation	(3,607)	(2,469)
Income taxes	406	554
Net cash provided by operating activities	10,178	17,049

Cash flows from investing activities:
Capital expenditures	(4,978)	(6,308)
Investment in unconsolidated joint venture	(609)	-
Proceeds from the sale of equipment	6	-
Proceeds from the sale of short-term investments (Available for Sale)	-	2,000
Purchase of short-term investments (Available for Sale)	(24)	(23)
Purchase of long-term investments (Held-To-Maturity)	-	(31,050)
Proceeds from the sale of long-term investments (Rabbi Trust)	54	-
Purchase of long-term investments (Rabbi Trust)	(1,457)	(929)
Net cash used in investing activities	(7,008)	(36,310)

Cash flows from financing activities:
Proceeds from line of credit	10,000	7,000
Payments on line of credit	(10,000)	(7,000)
Payments on vendor-financed capital expenditures	(2,500)	-
Dividends paid	(4,603)	(4,307)
Common stock surrendered for withholding taxes payable	(1,147)	(280)
Payments on debt issuance costs	-	(2)
Proceeds from common stock issued	5	11
Net cash used in financing activities	(8,245)	(4,578)

Effect of exchange rate changes on cash and cash equivalents	19	(38)

Decrease in cash and cash equivalents	(5,056)	(23,877)

Cash and cash equivalents at beginning of period	20,795	37,787

Cash and cash equivalents at end of period	$15,739	13,910

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 1, 2016	12,265,489	$614	43,795	84,547	(144)	$128,812
Net income	-	-	-	22,334	-	22,334
Stock-based compensation	-	-	3,358	-	-	3,358
Unrealized gain on investments	-	-	-	-	140	140
Excess tax benefit related to stock
based compensation	-	-	657	-	-	657
Common stock issued in connection with vesting
of performance based restricted stock units	49,192	2	(2)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection with exercise					.
of stock options	68,000	3	585	-	-	588
Common stock surrendered for the cost of stock option
exercises and withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)
Dividends paid	-	-	-	(6,280)	-	(6,280)
Balance, April 30, 2017 *	12,356,631	618	47,415	100,601	(4)	148,630
Net income	-	-	-	8,959	-	8,959
Stock-based compensation	-	-	1,558	-	-	1,558
Unrealized gain on investments	-	-	-	-	64	64
Common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection with vesting
of time-based restricted stock unit	1,200	-	-	-	-	-
Common stock issued in connection with exercise
of stock options	600	-	5	-	-	5
Common stock surrendered for
withholding taxes payable	(46,800)	(2)	(1,531)	-	-	(1,533)
Dividends paid	-	-	-	(4,603)	-	(4,603)
Balance, October 29, 2017	12,435,276	$622	47,441	104,957	60	$153,080

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

The company’s six months ended October 29, 2017, and October 30, 2016, represent 26 week periods, respectively.

2.  Significant Accounting Policies

As of October 29, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2017.

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aims to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our consolidated balance sheet on a prospective basis. The impact to our results of operations related to this provision through the second quarter of fiscal 2018 was a reduction to income tax expense of $556,000. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $167,000 for the six months ended October 30, 2016. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $280,000 for the six months ended October 30, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. In April 2015, the FASB issued ASU 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance in our fiscal 2019 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this guidance will have on our consolidated financial statements but we expect this guidance to have a material impact on our disclosures in our notes to the consolidated financial statements.

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

At October 29, 2017, there were 902,556 shares available for future equity based grants under our 2015 plan.

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the through the second quarter of fiscal 2018.

At October 29, 2017, options to purchase 15,000 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $7.08 per share, and a weighted average contractual term of 0.6 years. At October 29, 2017, the aggregate intrinsic value for options outstanding and exercisable was $373,000.

The aggregate intrinsic value for options exercised for the six months ending October 29, 2017 and October 30, 2016, was $14,000 and $43,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 29, 2017, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at October 29, 2017.

No compensation expense was recorded for incentive stock options for the six months ended October 29, 2017 and October 30, 2016, respectively.

Performance Based Restricted Stock Units

Executive Management
On July 13, 2017, we granted performance-based restricted stock units to members of executive management (NEOs) which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved will be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.
Compensation cost is measured based on the fair market value on the date of grant (July 13, 2017). The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based components.
The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant:

Closing price of our common stock	$32.50
Expected volatility of our common stock	31.0%
Expected volatility of peer companies	16.5%
Risk-free interest rate	1.56%
Dividend yield	1.66%
Correlation coefficient of peer companies	0.46

On July 14, 2016 and July 15, 2015, we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. These awards were measured based on the fair market value (closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

Key Employees and a Non-Employee

We granted performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. Our performance based restricted stock units granted to a non-employee were measured based on the fair market value (the closing price of our common stock) at the earlier date of when the performance criteria are met or the end of the reporting period. No market-based total shareholder return component was included in these awards.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our grants of performance based restricted stock units associated with NEOs and key employees that are currently unvested:

	(3)
	Restricted Stock	Price Per		Vesting
Date of Grant	Units Awarded	Share		Period
July 13, 2017 (1)	78,195	$31.85	(4)	3 years
July 13, 2017 (2)	44,000	$32.50	(5)	3 years
July 14, 2016 (1) (2)	107,880	$28.00	(5)	3 years
July 15, 2015 (1) (2)	107,554	$32.23	(5)	3 years

(1) Performance-based restricted stock units awarded to NEOs.
(2) Performance-based restricted stock units awarded to key employees.
(3) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4) Price per share represents the fair market value per share ($0.98 per $1 or a reduction of $0.65 to the closing price of the our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($32.50) for the performance-based components of the performance-based restricted stock units granted to our NEOs on July 13, 2017.
(5) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:

	(1)
	Restricted Stock	Price Per		Vesting
Date of Grant	Units Awarded	Share		Period
July 13, 2017	10,200	$31.95	(2)	3 years
July 14, 2016	11,549	$31.95	(2)	3 years
July 15, 2015	10,364	$31.95	(2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on October 29, 2017, the end of our reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our performance based restricted stock units that vested during the six month periods ending October 29, 2017 and October 30, 2016:

		(3)
	Common Stock	Weighted Average	Price
Fiscal Year	Shares Vested	Fair Value	Per Share
Fiscal 2018 (1)	102,845	$1,820	$17.70	(4)
Fiscal 2018 (2)	16,000	$520	$32.50	(5)
Fiscal 2017 (1)	37,192	$637	$17.12	(4)
Fiscal 2017 (2)	12,000	$345	$28.77	(5)
(1) NEOs and key employees.
(2) Non-employee
(3) Dollar amounts are in thousands.
(4) Price per share represents closing price of our common stock on the date of grant.
(5) The respective grant vested during the first quarter of fiscal 2018 or 2017, respectively. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.
Overall
We recorded compensation expense of $1.4 million and $1.5 million within selling, general, and administrative expense associated with our performance based restricted stock units for the six month periods ending October 29, 2017 and October 30, 2016, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.
At October 29, 2017, the remaining unrecognized compensation cost related to the performance based restricted stock units was $4.3 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.
Common Stock Awards
We granted a total of 4,800 shares of common stock to our outside directors on October 2, 2017, and October 3, 2016, respectively. These shares of common stock vested immediately and were valued based on the fair market value on the date of grant. The fair value of these awards were $33.20 and $29.80 per share, on October 2, 2017, and October 3, 2016, which represents the closing price of our common stock on the date of grant.
We recorded $159,000 and $143,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six month periods ending October 29, 2017 and October 30, 2016, respectively.

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

Overall

We recorded compensation expense of $17,000 and $11,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the six month periods ending October 29, 2017 and October 30, 2016, respectively.

At October 29, 2017, the remaining unrecognized compensation cost related to unvested time vested restricted stock awards was $27,000, which is expected to be recognized over the next 7.5 months.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Customers	$25,593	$20,580	$26,211
Allowance for doubtful accounts	(374)	(420)	(414)
Reserve for returns and allowances and discounts	(999)	(1,121)	(1,220)
	$24,220	$19,039	$24,577

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 29, 2017	October 30, 2016
Beginning balance	$(414)	$(1,088)
Provision for bad debts	40	216
Net write-offs, net of recoveries	-	452
Ending balance	$(374)	$(420)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 29, 2017	October 30, 2016
Beginning balance	$(1,220)	$(962)
Provision for returns, allowances and discounts	(1,330)	(1,620)
Credits issued	1,551	1,461
Ending balance	$(999)	$(1,121)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Raw materials	$6,617	$6,128	$6,456
Work-in-process	2,686	2,518	3,095
Finished goods	40,906	37,308	41,931
	$50,209	$45,954	$51,482

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Cash surrender value – life insurance	$376	$358	$376
Non-compete agreement, net	790	866	828
Customer relationships, net	638	689	664
Other	536	582	526
	$2,340	$2,495	$2,394

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at October 29, 2017, October 30, 2016 and April 30, 2017, respectively. Accumulated amortization for our non-compete agreement was $1.2 million at October 29, 2017, October 30, 2016, and April 30, 2017, respectively.

Amortization expense for our non-compete agreement was $38,000 for the six month periods ending October 29, 2017 and October 30, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $37,000; FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000 and Thereafter - $453,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for our non-compete agreement is 10.5 years as of October 29, 2017.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at October 29, 2017, October 30, 2016, and April 30, 2017, respectively. Accumulated amortization for our customer relationships was $230,000, $179,000, and $204,000 at October 29, 2017, October 30, 2016, and April 30, 2017, respectively.

Amortization expense for our customer relationships was $26,000 for the six months ended October 29, 2017 and October 30, 2016. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $25,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; FY 2022 - $51,000; and Thereafter - $409,000.

The weighted average amortization period for our customer relationships is 12.5 years as of October 29, 2017.

Cash Surrender Value – Life Insurance

At October 29, 2017, October 30, 2016, and April 30, 2017, we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $376,000, $358,000 and $376,000 at October 29, 2017, October 30, 2016, and April 30, 2017, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Compensation, commissions and related benefits	$5,399	$7,111	$10,188
Advertising rebates	650	734	468
Interest	18	5	51
Other accrued expenses	1,297	1,028	1,240
	$7,364	$8,878	$11,947

8.  Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 2.69%, 1.98%, and 2.45% at October 29, 2017, October 30, 2016, and April 30, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purposes of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at October 29, 2017, October 30, 2016, and April 30, 2017.

At October 29, 2017, October 30, 2016, and April 30, 2017, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that allows us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit ($3.75 million is currently outstanding in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 15 for further details). The $3.75 million outstanding letter of credit will be automatically reduced in increments of $1.25 million on November 1, 2017, February 1, 2018, and May 15, 2018, respectively.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million Chinese Yuan Renminbi (approximately $6.0 million USD at October 29, 2017), that expires February 15, 2018. This agreement has an interest rate determined by the Chinese government and there were no borrowings outstanding as of October 29, 2017, October 30, 2016, and April 30, 2017.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 29, 2017, the company was in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at October 29, 2017 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds	$-	$30,773	$-	$30,773
Premier Money Market Fund	6,153	N/A	N/A	6,153
Low Duration Bond Fund	1,087	N/A	N/A	1,087
Intermediate Term Bond Fund	765	N/A	N/A	765
Strategic Income Fund	626	N/A	N/A	626
Large Blend Fund	393	N/A	N/A	393
Growth Allocation Fund	153	N/A	N/A	153
Moderate Allocation Fund	107	N/A	N/A	107
Other	115	N/A	N/A	115

	Fair value measurements at October 30, 2016 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$23,940	N/A	N/A	$23,940
U.S. Corporate Bonds	-	7,110	N/A	7,110
Premier Money Market Fund	4,421	N/A	N/A	4,421
Low Duration Bond Fund	1,075	N/A	N/A	1,075
Intermediate Term Bond Fund	750	N/A	N/A	750
Strategic Income Fund	605	N/A	N/A	605
Large Blend Fund	319	N/A	N/A	319
Growth Allocation Fund	102	N/A	N/A	102
Other	152	N/A	N/A	152

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

Short-Term Investments – Available for Sale

At October 29, 2017, October 30, 2016, and April 30, 2017, our short-term investments classified as available for sale totaled $2.5 million, $2.4 million, and $2.4 million, respectively, and consisted of short-term bond funds. Since these short-term bond funds are classified as available for sale, these investments are recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $36,000, $45,000, and $47,000 at October 29, 2017, October 30, 2016, and April 30, 2017, respectively. At October 29, 2017, October 30, 2016, and April 30, 2017, the fair value of our short-term bond funds approximated its cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on contractual maturity date as of a respective reporting period and stated at amortized cost.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 29, 2017 and April 30, 2017, our held-to-maturity investments totaled $30.9 million and consisted of U.S. Corporate bonds. At October 30, 2016, our held-to-maturity investments totaled $31.0 million and consisted of invested cash and cash equivalents of $23.9 million and U.S. Corporate bonds of $7.1 million. The $23.9 million in invested cash and cash equivalents were used to purchase U.S. Corporate bonds during our third quarter of fiscal 2017. The fair value of our held-to-maturity investments at October 29, 2017, October 30, 2016, and April 30, 2017 totaled $30.8 million, $31.0 million, and $30.8 million, respectively.

Long-Term Investments - Rabbi Trust

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

These long-term investments are recorded at their fair values of $6.9 million, $5.0 million, and $5.5 million at October 29, 2017, October 30, 2016, and April 30, 2017, respectively. Our long-term investments had an accumulated unrealized gain of $96,000, $1,000 and $43,000 at October 29, 2017, October 30, 2016, and April 30, 2017, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other
The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:

	Six months ended
(dollars in thousands)	October 29, 2017	October 30, 2016
Interest	$146	$45
Income taxes	2,599	3,238

Interest costs charged to operations were $137,000 and $45,000 for the six months ended October 29, 2017 and October 30, 2016, respectively.

Interest costs of $100,000 and $45,000 for the construction of qualifying fixed assets were capitalized and will be amortized over the related assets’ useful lives for the six months ended October 29, 2017 and October 30, 2016, respectively.

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

	Three months ended
(amounts in thousands)	October 29, 2017	October 30, 2016
Weighted average common shares outstanding, basic	12,440	12,308
Dilutive effect of stock-based compensation	140	199
Weighted average common shares outstanding, diluted	12,580	12,507

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended October 29, 2017 and October 30, 2016, as the exercise price of the options was less than the average market price of the common shares.

	Six months ended
(amounts in thousands)	October 29, 2017	October 30, 2016
Weighted average common shares outstanding, basic	12,420	12,297
Dilutive effect of stock-based compensation	193	198
Weighted average common shares outstanding, diluted	12,613	12,495

All options to purchase shares of common stock were included in the computation of diluted net income for the six months ended October 29, 2017 and October 30, 2016, as the exercise price of the options was less than the average market price of the common shares.

12.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, goodwill, investment in an unconsolidated joint venture, a non-compete agreement, and customer relationships associated with an acquisition.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
	October 29, 2017	October 30, 2016
Net sales:
Mattress Fabrics	$48,601	$45,527
Upholstery Fabrics	32,097	29,816
	$80,698	$75,343
Gross profit:
Mattress Fabrics	$9,730	$10,756
Upholstery Fabrics	6,074	6,145
	$15,804	$16,901

Mattress Fabrics	$3,168	$3,296
Upholstery Fabrics	3,700	3,652
Total segment selling, general, and administrative expenses	6,868	6,948
Unallocated corporate expenses	2,547	2,654
	$9,415	$9,602
Income from operations:
Mattress Fabrics	$6,562	$7,460
Upholstery Fabrics	2,374	2,493
Total segment income from operations	8,936	9,953
Unallocated corporate expenses	(2,547)	(2,654)
Total income from operations	6,389	7,299
Interest expense	(37)	-
Interest income	128	15
Other expense	(321)	(155)
Income before income taxes	$6,159	$7,159

	Six months ended
(dollars in thousands)	October 29, 2017	October 30, 2016
Net sales:
Mattress Fabrics	$97,030	$96,057
Upholstery Fabrics	63,200	59,969
	$160,230	$156,026
Gross profit:
Mattress Fabrics	$19,495	$22,657
Upholstery Fabrics	12,773	12,664
	$32,268	$35,321
Selling, general, and administrative expenses:
Mattress Fabrics	$6,559	$6,795
Upholstery Fabrics	7,511	7,185
Total segment selling, general, and administrative expenses	14,070	13,980
Unallocated corporate expenses	4,846	5,368
	$18,916	$19,348
Income from operations:
Mattress Fabrics	$12,936	$15,862
Upholstery Fabrics	5,262	5,479
Total segment income from operations	18,198	21,341
Unallocated corporate expenses	(4,846)	(5,368)
Total income from operations	13,352	15,973
Interest expense	(37)	-
Interest income	259	40
Other expense	(674)	(307)
Income before income taxes	$12,900	$15,706

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Segment assets:
Mattress Fabrics
Current assets (1)	$42,728	$38,062	$47,038
Non-compete agreement	790	866	828
Customer relationships	638	689	664
Investment in unconsolidated joint venture	1,522	-	1,106
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	49,965	43,228	48,916
Total mattress fabrics assets	107,105	94,307	110,014
Upholstery Fabrics
Current assets (1)	31,701	26,931	29,021
Property, plant and equipment (3)	2,063	1,480	1,879
Total upholstery fabrics assets	33,764	28,411	30,900
Total segment assets	140,869	122,718	140,914
Non-segment assets:
Cash and cash equivalents	15,739	13,910	20,795
Short-term investments (Available for Sale)	2,478	2,430	2,443
Short-term investments (Held-to-Maturity)	4,015	-	-
Deferred income taxes	491	581	419
Other current assets	2,263	1,675	2,894
Property, plant and equipment (4)	502	829	856
Long-term investments (Held-to-Maturity)	26,853	31,050	30,945
Long-term investments (Rabbi Trust)	6,921	4,994	5,466
Other assets	912	940	902
Total assets	$201,043	$179,127	$205,634

	Six months ended
(dollars in thousands)	October 29, 2017	October 30, 2016
Capital expenditures (5):
Mattress Fabrics	$4,364	$8,857
Upholstery Fabrics	203	165
Unallocated Corporate	30	62
Total capital expenditures	$4,597	$9,084
Depreciation expense:
Mattress Fabrics	$3,310	$3,101
Upholstery Fabrics	403	410
Total depreciation expense	$3,713	$3,511

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $50.0 million at October 29, 2017, represents property, plant, and equipment of $35.8 million and $14.2 million located in the U.S. and Canada, respectively. The $43.2 million at October 30, 2016, represents property, plant, and equipment of $28.5 million and $14.7 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

(3)
The $2.1 million at October 29, 2017, represents property, plant, and equipment of $1.4 million and $722 located in the U.S. and China, respectively. The $1.5 million at October 30, 2016, represents property, plant, and equipment of $890 and $590 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655 located in the U.S. and China, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)
The $502, $829, and $856 at October 29, 2017, October 30, 2016 and April 30, 2017, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.7 million, or 29.1% of income before income taxes, for the six month period ended October 29, 2017, compared to income tax expense of $5.9 million, or 37.7% of income before income taxes, for the six month period ended October 30, 2016. Our effective income tax rates for the six month periods ended October 29, 2017, and October 30, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
Federal income tax rate	34.0%	34.0%
Excess income tax benefits related to stock-based compensation	(4.3)	-
Tax effects of Chinese foreign exchange (losses) gains	(1.5)	1.6
U.S. state income tax expense	0.4	0.6
Other	0.5	1.5
	29.1%	37.7%

Deferred Income Taxes

Valuation Allowance
In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 29, 2017, we recorded a partial valuation allowance of $632,000, of which $554,000 pertained to certain U.S. state net operating loss carryforwards and credits and $78,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at October 30, 2016, we recorded a partial valuation allowance of $603,000, of which $519,000 pertained to certain U.S. state net operating loss carryforwards and credits and $84,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 30, 2017, we recorded a partial valuation allowance of $536,000, of which $464,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No valuation allowance was recorded against our net deferred income tax assets associated with our operations located in China and Canada at October 29, 2017, October 30, 2016, and April 30, 2017, respectively.
The recorded valuation allowance of $632,000 at October 29, 2017, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred income tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings
In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of October 29, 2017, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries, with the exception of $1.8 million that has been reinvested indefinitely since the fourth quarter of fiscal 2017 in our unconsolidated joint venture located in Haiti. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.
At October 29, 2017, we had accumulated earnings and profits from our foreign subsidiaries totaling $145.3 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $322,000, which included U.S. income and foreign withholding taxes totaling $42.4 million, offset by U.S. foreign income tax credits of $42.1 million.
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall
At October 29, 2017, our non-current deferred tax asset of $491,000 pertains to our operations located in China. At October 30, 2016, our non-current deferred tax asset of $581,000 represented $109,000 and $472,000 from our operations located in the U.S. and China, respectively. At April 30, 2017, our non-current deferred tax asset of $419,000 pertained to our operations located in China.
At October 29, 2017, our non-current deferred tax liability of $4.6 million represents $2.5 million and $2.1 million from our operations located in the U.S. and Canada, respectively. Our non-current deferred tax liability balance of $1.7 million at October 30, 2016 pertained to our operations located in Canada. At April 30, 2017, our non-current deferred tax liability of $3.6 million represented $2.1 million and $1.5 million from our operations located in Canada and the U.S., respectively.

Uncertainty In Income Taxes

At October 29, 2017, we had a $12.6 million total gross unrecognized income tax benefit, of which $12.1 million and $487,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At October 30, 2016, we had a $15.1 million total gross unrecognized income tax benefit, of which $11.4 million and $3.7 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 30, 2017, we had $12.2 million of total gross unrecognized income tax benefit, of which $11.8 million and $467,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

At October 29, 2017, our $12.6 million total gross unrecognized income tax benefit included $487,000 that, if recognized, would favorably affect the income tax rate in future periods. At October 30, 2016, our $15.1 million total gross unrecognized income tax benefit, included $3.7 million that, if recognized, would favorably affect the income tax rate in future periods. At April 30, 2017, our $12.2 million total gross unrecognized income tax benefit included $467,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $12.6 million at October 29, 2017, relates to tax positions for which significant change is reasonably possible within the next year (see below disclosure of ongoing income tax exams). This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

The Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal years 2014 through 2016. As a result of this examination, the IRS proposed an adjustment approximating $12.5 million of income taxes that relates to our transfer pricing with certain foreign subsidiaries. Management does not agree with the IRS' proposed adjustment and intends to vigorously defend its position. Currently, the ultimate outcome of this proposed adjustment and any potential cash settlement cannot be determined as it is dependent upon potential legal and competent authority proceedings,  interpretation of income tax law, and utilization of available loss carryforwards and certain income tax credits associated with the fiscal years under exam. We believe our unrecognized income tax benefit balance of $12.6 million has adequately provided for our uncertain income tax positions for all open income tax years and jurisdictions. Currently, we expect this examination to be completed during fiscal 2019.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 29, 2017, the company’s statutory surplus reserve was $4.4 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.4 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

15.   Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At October 29, 2017, October 30, 2016, and April 30, 2017, we had total amounts due regarding capital expenditures totaling $3.2 million, $3.0, and $6.1 million, respectively, of which $2.7 million, $1.5 million, and  $5.1 million was financed and pertained to completed work for the construction of a new building (see below). Of the total $2.7 million due at October 29, 2017, $1.3 million is required to be paid during the remainder of fiscal 2018, with a remaining amount of $1.4 million due in fiscal 2019 (May 2018).

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments – Capital Expenditures

At October 29, 2017, we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $3.8 million. The $3.8 million includes $2.7 million (all of which represents completed work) associated with the construction of a new building discussed below.

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

16.  Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production during the second quarter of fiscal 2018 (October 2017) and is expected to complement our existing U.S. mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand while adding a lower cost operation to our platform.

During the six month period ended October 29, 2017, CLIH incurred a $386,000 net loss that primarily pertained to start-up operating expenses. Our equity interest in this net loss was $193,000, which represents the company’s fifty percent ownership in CLIH.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

	October 29,	April 30,
(dollars in thousands)	2017	2017
Total assets	$3,180	$2,258
Total liabilities	$136	$46
Total members’ equity	$3,044	$2,212

At October 29, 2017 and April 30, 2017, our investment in CLIH totaled $1.5 million and $1.1 million, respectively, which represents the company’s fifty percent ownership interest in CLIH.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the six months ended October 29, 2017, and October 30, 2016, we did not purchase any shares of our common stock.
At October 29, 2017, we had $5.0 million available for repurchases of our common stock.

18.  Dividend Program

On November 30, 2017, we announced that our board of directors approved a 12.5% increase in our quarterly cash dividend from $0.08 per share to $0.09 per share. This payment will be made on January 16, 2018, to shareholders of record as of January 2, 2018.

During the first half of fiscal 2018, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 29, 2017, and October 30, 2016, each represent 26-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment develops, manufacturers, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned mattress fabric operations that are located in Stokesdale, NC, High Point, NC, and Quebec, Canada and a fifty percent owned cut and sew mattress cover operation located in Haiti. We have wholly owned upholstery fabric operations that are located in Shanghai, China, Burlington, NC, and Anderson, SC.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture, source, or develop our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change
Net sales	$80,698	$75,343	7.1%
Gross profit	15,804	16,901	(6.5)%
Gross profit margin	19.6%	22.4%	(280	)bp
SG&A expenses	9,415	9,602	(1.9)%
Income from operations	6,389	7,299	(12.5)%
Operating margin	7.9%	9.7%	(180	)bp
Income before income taxes	6,159	7,159	(14.0)%
Income taxes	2,108	2,684	(21.5)%
Net income	3,976	4,475	(11.2)%

	Six Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change
Net sales	$160,230	$156,026	2.7%
Gross profit	32,268	35,321	(8.6)%
Gross profit margin	20.1%	22.6%	(250	)bp
SG&A expenses	18,916	19,348	(2.2)%
Income from operations	13,352	15,973	(16.4)%
Operating margin	8.3%	10.2%	(190	)bp
Income before income taxes	12,900	15,706	(17.9)%
Income taxes	3,748	5,917	(36.7)%
Net income	8,959	9,789	(8.5)%

Net Sales

Overall, our net sales increased through the first six months of fiscal 2018 compared with fiscal 2017. This increase in net sales was experienced during the second quarter, reversing a decrease in net sales in our first quarter of fiscal 2018 as compared to the same period a year ago. These results reflect our strategic focus on product innovation and creativity and our ability to offer a diverse product offering and expand our customer base in both our business segments.
See the Segment Analysis section below for further details.

Income Before Income Taxes
Although our net sales were higher in the second quarter and first half of fiscal 2018, we experienced a decrease in our income before income taxes. The decrease was primarily due to higher operating costs associated with disruptions from the consolidation of our U.S. mattress fabric production facilities. In addition, we incurred higher than anticipated freight costs associated with our upholstery fabric operations located in China. During the second quarter, a forced Chinese government shutdown of certain textile mills for environmental control disrupted our supply chain. As a result, we incurred additional freight costs in order to ensure customer deliveries. Lastly, we incurred non-recurring legal and other professional fees of approximately $400,000 during the second quarter of fiscal 2018, relating to a proposed acquisition of a China business that did not close.
See the Segment Analysis section below for further details.
Income Taxes

The reduction in our income tax expense and effective income tax rate for the first half of fiscal 2018 compared to the first half of fiscal 2017 was primarily due to the adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” during the first quarter of fiscal 2018 (Refer to Note 2 located in the notes to the consolidated financial statements). As a result of the adoption of ASU No. 2016-09, we recorded a reduction to income tax expense of $556,000 or 4.3% on our effective income tax rate. Additionally, our income tax expense and effective income tax rate decreased due to favorable differences in the mix of earnings between our U.S. parent company and foreign subsidiaries that have lower income tax rates.

Refer to Note 13 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At October 29, 2017, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity), totaled $49.1 million compared with $54.2 million at April 30, 2017.

Additionally, there were no borrowings outstanding under our revolving credit agreements as of October 29, 2017, and April 30, 2017, respectively. At the end of our first quarter of fiscal 2018, we had an outstanding balance of $5.0 million on our U.S. revolving line of credit. This outstanding balance and additional borrowings of $5.0 million that were made during the second quarter of fiscal 2018 have been repaid.

During the first half of fiscal 2018, we had capital expenditures of $7.5 million (of which $2.5 million was vendor-financed) that were mostly associated with our mattress fabric segment, returned $4.6 million to our shareholders in the form of regularly quarterly and special dividend payments, $1.5 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.1 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards. These payments were partially offset by $10.2 million from net cash provided by operating activities.

Our net cash provided by operating activities of $10.2 million during the first half of fiscal 2018 decreased from $17.0 million during the same period a year ago. The decrease was primarily due to lower net income and increased working capital requirements associated with the increase in net sales and supply chain disruptions experienced by our operations located in China during the second quarter of fiscal 2018.
See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On November 30, 2017, we announced that our board of directors approved a 12.5% increase in our quarterly cash dividend from $0.08 per share to $0.09 per share. This payment will be made on January 16, 2018, to shareholders of record of January 2, 2018.

During the first half of fiscal 2018, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share. During the first half of fiscal 2017, dividend payments totaled $4.3 million, of which $2.5 million represented a special cash dividend payment of $0.21 per share, and $1.8 million represented quarterly dividend payments of $0.07 per share.
During the first half of fiscal 2018 and 2017, we did not purchase any shares of our common stock. At October 29, 2017, we had $5.0 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change

Net sales	$48,601	$45,527	6.8%
Gross profit	9,730	10,756	(9.5)%
Gross profit margin	20.0%	23.6%	(360	)bp
SG&A expenses	3,168	3,296	(3.9)%
Income from operations	6,562	7,460	(12.0)%
Operating margin	13.5%	16.4%	(290	)bp

	Six Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change

Net sales	$97,030	$96,057	1.0%
Gross profit	19,495	22,657	(14.0)%
Gross profit margin	20.1%	23.6%	(350	)bp
SG&A expenses	6,559	6,795	(3.5)%
Income from operations	12,936	15,862	(18.4)%
Operating margin	13.3%	16.5%	(320	)bp

Net Sales

Overall

Net sales associated with our mattress fabrics segment increased through the first six months of fiscal 2018 compared with fiscal 2017. This increase was experienced during the second quarter, reversing a decrease in net sales in our first quarter of fiscal 2018 as compared to the same period a year ago. These results demonstrate our strategic focus on design creativity and innovation and our ability to provide a diverse product offering across all price points, including mattress fabrics and sewn covers. Additionally, net sales for the second quarter of fiscal 2018 reflected aggressive marketing of some new product roll-outs.

Mattress Cover Business

Our net sales for the first half of fiscal 2018 reflected continued growth in our mattress cover business known as CLASS. The growth in CLASS has allowed us to expand our business with both traditional customers and reach new customer markets, especially the fast growing boxed bedding space.

Our recent joint venture (and is known as Class International Holdings Ltd) that produces mattress covers in a facility located in Haiti is expected to further strengthen our ability to grow our CLASS business. Production activities commenced during the second quarter of fiscal 2018, and we will gradually add capacity in line with expected demand. This operation will provide additional capacity and complements our existing U.S. mattress fabric operations with a mirrored platform that will enhance our ability to meet customer demand and remain cost-competitive (Refer to Note 16 located in the notes to the consolidated financial statements for further details regarding the investment in our unconsolidated joint venture).

We also have the ability to utilize our fabric and cut and sew platform located in China to expand our business to new markets. We believe with the transformation of our North American operations (see discussion below in the Gross Profit and Operating Income section) and our global production facilities for both fabric and sewn covers, we are positioned to meet demand in all segments of the mattress fabric marketplace.

Gross Profit and Operating Income

Although our net sales were higher in the second quarter and first half of fiscal 2018, we experienced a decrease in the profitability in our mattress fabrics business. Profitability was affected by higher operating costs associated with disruptions from the consolidation of our U.S. mattress fabric production facilities. As of the end of our second quarter of fiscal 2018, we completed a major transformation of our North American manufacturing operations located in the U.S. and Canada. All of our knitting and other fabric forming equipment has been placed into service in our expanded facility located in North Carolina. Our U.S. mattress cover operation, CLASS, is fully operational in its new location in North Carolina. We have also finished the installation of new equipment in our operation located in Canada, and are now focused on further refinement of our overall inspection and quality processes to support our continuous improvement initiatives. We expect to realize greater operating efficiencies from these changes going forward.

In addition, our profitability for the second quarter of fiscal 2018 was affected by higher selling expenses associated with the new product roll-outs.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Accounts receivable and inventory	$42,728	$38,062	$47,038
Property, plant & equipment	49,965	43,228	48,916
Goodwill	11,462	11,462	11,462
Investment in unconsolidated joint venture	1,522	-	1,106
Non-compete agreement	790	866	828
Customer relationships	638	689	664

Accounts Receivable & Inventory

As of October 29, 2017, accounts receivable and inventory increased $4.7 million, or 12%, compared with October 30, 2016. This increase is primarily due to the increased sales volume experienced in the second quarter of fiscal 2018 compared to the same period a year ago.

As of October 29, 2017, accounts receivable and inventory decreased $4.3 million or 9% compared with April 30, 2017. This decrease is primarily due to a decrease in inventory as a result of improved inventory management and a decrease in accounts receivable as this business segment experienced lower sales volume in the last month of the second quarter of fiscal 2018 compared with the last month of the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $50.0 million at October 29, 2017, represents property, plant and equipment of $35.8 million and $14.2 million located in the U.S. and Canada, respectively. The $43.2 million at October 30, 2016, represents property, plant, and equipment of $28.5 million and $14.7 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

As of October 29, 2017, property, plant, and equipment increased $6.7 million, or 16%, compared with October 30, 2016. This increase is due to capital expenditures that primarily relate to the construction of a new building (see Note 15 to the consolidated financial statements for further details) and purchases and installation of machinery and equipment.

As of October 29, 2017, property, plant, and equipment increased $1.0 million, or 2%, compared with April 30, 2017. This increase is due to capital expenditures of $4.3 million that primarily relate to purchases and installation of machinery and equipment, partially offset by depreciation expense of $3.3 million.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. noted above and in Note 16 in the notes to the consolidated financial statements.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at October 29, 2017, compared with October 30, 2016, and April 30, 2017, are primarily due to amortization expense.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	October 29, 2017		October 30, 2016		% Change

Non U.S. Produced	$30,138	94%	$27,738	93%	8.7%
U.S. Produced	1,959	6%	2,078	7%	(5.7)%
Total	$32,097	100%	$29,816	100%	7.7%

	Six Months Ended
(dollars in thousands)	October 29, 2017		October 30, 2016		% Change

Non U.S. Produced	$59,522	94%	$55,583	93%	7.1%
U.S. Produced	3,678	6%	4,386	7%	(16.1)%
Total	$63,200	100%	$59,969	100%	5.4%

Our increase in net sales in the second quarter and the first half of fiscal 2018 compared to the same periods a year ago reflect our product-driven strategy and various growth initiatives. Our ability to provide a diverse product offering has allowed us to reach new market segments.   Our results reflect the success of this strategy, highlighted by expanded sales of LiveSmart®, our popular “performance” line of highly durable stain-resistant fabric. We have recently launched a new website specifically to promote this innovative product line along with a more aggressive marketing campaign. Also, we achieved continued sales growth in fabrics designed for the hospitality market. In addition, we are currently exploring potential acquisitions in the hospitality market that will complement our upholstery fabrics business, which is principally in the residential market.

Our 100% owned China platform supports our marketing efforts with the flexibility to adapt to changing customer demand trends with a diverse product mix of fabric styles and price points.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change

Gross profit	$6,074	$6,145	(1.2)%
Gross profit margin	18.9%	20.6%	(170	)bp
SG&A expenses	3,700	3,652	1.3%
Income from operations	2,374	2,493	(4.8)%
Operating margin	7.4%	8.4%	(100	)bp

	Six Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	Change

Gross profit	$12,773	$12,664	0.9%
Gross profit margin	20.2%	21.1%	(90	)bp
SG&A expenses	7,511	7,185	4.5%
Income from operations	5,262	5,479	(4.0)%
Operating margin	8.3%	9.1%	(80	)bp

Although our net sales were higher in the second quarter and first half of fiscal 2018, we experienced a decrease in the profitability of our upholstery fabrics business. The profitability of our upholstery fabrics segment was affected by higher than anticipated freight costs associated with our upholstery fabric operations located in China. During the second quarter, a forced Chinese government shutdown of certain textile mills for environmental control disrupted our supply chain. As a result, we incurred additional freight costs in order to ensure customer deliveries. To a limited extent, our profitability was also affected by higher operating expenses due to less favorable foreign currency exchange rates associated with our operations located in China.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	October 29, 2017	October 30, 2016	April 30, 2017
Accounts receivable and inventory	$31,701	$26,931	$29,021
Property, plant & equipment	2,063	1,480	1,879

Accounts Receivable & Inventory

As of October 29, 2017, accounts receivable and inventory increased $4.8 million, or 18%, compared with October 30, 2016. This increase is primarily due to the increased sales volume experienced in the second quarter of fiscal 2018 compared to the same period a year ago. In addition, inventory also increased due to the supply chain disruptions associated with our operations located in China noted above.

As of October 29, 2017, accounts receivable and inventory increased $2.7 million, or 9%, compared with April 30, 2017. This increase is primarily due to the increased sales volume experienced in the second quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $2.1 million at October 29, 2017, represents property, plant, and equipment of $1.4 million and $722,000 located in the U.S. and China, respectively. The $1.5 million at October 30, 2016, represents property, plant, and equipment of $890,000 and $590,000 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	% Change
SG&A expenses	$9,415	$9,602	(1.9)%
Interest expense	37	-	100.0%
Interest income	128	15	753.3%
Other expense	321	155	107.1%

	Six Months Ended
(dollars in thousands)	October 29, 2017	October 30, 2016	% Change
SG&A expenses	$18,916	$19,348	(2.2)%
Interest expense	37	-	100.0%
Interest income	259	40	547.5%
Other expense	674	307	119.5%

Selling, General and Administrative Expenses
The decrease in SG&A expenses during the second quarter and first half of fiscal 2018 compared with the same periods a year ago included lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets, offset by the following items that increased SG&A expenses:

•	Non-recurring charges associated with the consolidation of our mattress production facilities.

•	Higher selling expenses that were incurred during the second quarter of fiscal 2018 that were primarily due to new product roll-outs associated with our mattress fabrics business.

•	Non-recurring legal and other professional fees of approximately $400,000 incurred during the second quarter of fiscal 2018, relating to a proposed acquisition of a China business that did not close.

Interest Expense

Interest costs charged to operations were $73,000 during the second quarter of fiscal 2018 compared with $36,000 for the same period a year ago. Interest costs charged to operations were $137,000 for the first half of fiscal 2018 compared with $45,000 for the first half of fiscal 2017. These interest costs for fiscal 2018 and 2017 pertain to borrowings on our U.S. revolving line of credit and in connection with the construction of a new building associated with our mattress fabrics segment (Refer to Note 15 located in the notes to the consolidated financial statements for further details).

The interest costs charged to operations in fiscal 2018 were partially offset by interest costs totaling $36,000 and $100,000 in the second quarter and the first half of fiscal 2018, respectively, for the construction of qualifying fixed assets that were capitalized. The interest costs charged to operations in fiscal 2017 were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized. Interest costs that have been capitalized will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased in the second quarter and first half of fiscal 2018 compared with the same periods a year ago. The increase in interest income was due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that primarily ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

Other Expense

Other expense increased for the second quarter and first half of fiscal 2018 compared with the same periods a year ago. This increase was mostly due to less favorable foreign currency exchange rates associated with our operations located in China.

Effective Income Tax Rate

We recorded income tax expense of $3.7 million, or 29.1% of income before income taxes, for the six month period ended October 29, 2017, compared to income tax expense of $5.9 million, or 37.7% of income before income taxes, for the six month period ended October 30, 2016. Our effective income tax rates for the six month periods ended October 29, 2017, and October 30, 2016, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
Federal income tax rate	34.0%	34.0%
Excess income tax benefits related to stock-based compensation	(4.3)	-
Tax effects of Chinese foreign exchange (losses) gains	(1.5)	1.6
U.S. state income tax expense	0.4	0.6
Other	0.5	1.5
	29.1%	37.7%

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of October 29, 2017, October 30, 2016, and April 30, 2017, respectively.
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
Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 29, 2017, October 30, 2016, and April 30, 2017, respectively.

Uncertainty In Income Taxes

Our gross unrecognized income tax benefit of $12.6 million at October 29, 2017, relates to tax positions for which significant change is reasonably possible within the next year (see below disclosure of ongoing income tax exams). This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal and provincial (Quebec) returns filed by us remain subject to examination for income tax years 2013 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

The Internal Revenue Service is examining our U.S. Federal income tax returns for fiscal years 2014 through 2016. As a result of this examination, the IRS proposed an adjustment approximating $12.5 million of income taxes that relates to our transfer pricing with certain foreign subsidiaries. Management does not agree with the IRS' proposed adjustment and intends to vigorously defend its position. Currently, the ultimate outcome of this proposed adjustment and any potential cash settlement cannot be determined as it is dependent upon potential legal and competent authority proceedings,  interpretation of income tax law, and utilization of available loss carryforwards and certain income tax credits associated with the fiscal years under exam. We believe our unrecognized income tax benefit balance of $12.6 million has adequately provided for our uncertain income tax positions for all open income tax years and jurisdictions. Currently, we expect this examination to be completed during fiscal 2019.

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

Income Taxes Paid

We reported income tax expense of $3.7 million and $5.9 million for the first half of fiscal 2018 and 2017, respectively. Currently, our income tax payments in the United States are not expected to be significant in fiscal 2018 as we have approximately $9.0 million in operating loss carryforwards and certain income tax credits available as of April 30, 2017. Our operating loss carryforwards are expected to be fully utilized during fiscal 2018. However, we did have income tax payments totaling $2.6 million and $3.2 million during the first half of fiscal 2018 and 2017, respectively. These income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance (available for sale) of $18.2 million at October 29, 2017, cash flow from operations, and the current availability ($36.0 million as of October 29, 2017) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At October 29, 2017, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity), totaled $49.1 million compared with $54.2 million at April 30, 2017. Additionally, there were no borrowings outstanding under our revolving credit agreements as of October 29, 2017, and April 30, 2017, respectively. At the end of our first quarter of fiscal 2018, we had an outstanding balance of $5.0 million on our U.S. revolving line of credit. This outstanding balance and additional borrowings of $5.0 million that were made during the second quarter of fiscal 2018 have been repaid.

During the first half of fiscal 2018, we had capital expenditures of $7.5 million (of which $2.5 million was vendor-financed) that were mostly associated with our mattress fabric segment, returned $4.6 million to our shareholders in the form of regularly quarterly and special dividend payments, $1.5 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.1 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards. These payments were partially offset by $10.2 million from net cash provided by operating activities.

Our net cash provided by operating activities of $10.2 million during the first half of fiscal 2018 decreased from $17.0 million during the same period a year ago. The decrease was primarily due to lower net income and increased working capital requirements associated with the increase in net sales and supply chain disruptions experienced by our operations located in China during the second quarter of fiscal 2018.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support our operational requirements, potential acquisitions, mitigate our risk to foreign exchange rate fluctuations, and U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	October 29,	October 30,	April 30,
(dollars in thousands)	2017	2016	2017
Cayman Islands	$39,004	$36,100	$34,965
China	6,153	6,766	12,722
Canada	3,275	4,513	4,268
United States	653	11	2,228
	$49,085	$47,390	$54,183

Currently, we are holding a significant amount of our cash and investments with our international holding company located in the Cayman Islands. Our cash and investments located in this jurisdiction stemmed from accumulated earnings and profits (totaling $50.4 million as of October 29, 2017) that were distributed from our subsidiaries located in China. Our cash and investments held in the Cayman Islands are currently expected to be used for the following business purposes:

•	Mitigate our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi by holding more cash and investments denominated in U.S. dollars.

•
Support, if necessary, our fifty percent ownership interest in a joint venture located in Haiti that produces cut and sewn mattress covers (see Note 16 in the notes to the consolidated financial statements for further details).

•	Fund any proposed acquisitions.

•
Repatriate earnings and profits generated from our China operations to the U.S. parent for various strategic purposes when our U.S. loss carryforwards are fully utilized (which we expect to occur in fiscal 2018). Currently, we have repatriated accumulated earnings and profits residing in the Cayman Islands totaling $12.1 million, of which $9.0 million and $3.1 million were repatriated in fiscal 2018 and 2016, respectively. No earnings and profits from our foreign subsidiaries were repatriated to the U.S. during fiscal 2017.

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

Dividend Program

On November 30, 2017, we announced that our board of directors approved a 12.5% increase in our quarterly cash dividend from $0.08 per share to $0.09 per share. This payment will be made on January 16, 2018, to shareholders of record as of January 2, 2018.

During the first half of fiscal 2018, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share.

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
During the six months ended October 29, 2017, and October 30, 2016, we did not purchase any shares of our common stock.
At October 29, 2017, we had $5.0 million available for repurchases of our common stock.

Working Capital

Accounts receivable at October 29, 2017, were $24.2 million, an increase of $5.2 million, or 27%, compared with $19.0 million at October 30, 2016.  This increase is primarily due to the increased sales volume experienced in the second quarter of fiscal 2018 compared to the same period a year ago. Days’ sales outstanding were 27 days for the second quarter of fiscal 2018 compared with 23 days for the second quarter of fiscal 2017.

Inventories as of October 29, 2017, were $50.2 million, an increase of $4.2 million, or 9%, compared with $46.0 million at October 30, 2016. This increase is primarily due to the increased sales volume experienced in the second quarter of fiscal 2018 compared to the same period a year ago. In addition, inventory also increased due to supply chain disruptions associated with our operations located in China. Inventory turns were 5.2 for the second quarter of fiscal 2018 and 2017, respectively.

Accounts payable-trade as of October 29, 2017, were $24.6 million, an increase of $4.4 million, or 22%, compared with $20.2 million at October 30, 2016.  This increase is due to the increased inventory purchases noted above.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $46.6 million at October 29, 2017, compared with $41.8 million at October 30, 2016. Operating working capital turnover was 7.4 during the second quarter of fiscal 2018 compared with 7.0 during the second quarter of fiscal 2017.

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
At October 29, 2017, we were in compliance with all our financial covenants.
Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $7.5 million (of which $2.5 million was vendor- financed) for the first half of fiscal 2018 compared with $6.3 million for the same period a year ago. Capital expenditures for the first half of fiscal 2018 and 2017 mostly related to our mattress fabrics segment.

Depreciation expense was $3.7 million for the first half of fiscal 2018 compared with $3.5 million for the first half of fiscal 2017 and mostly related to the mattress fabrics segment.

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

Accounts Payable – Capital Expenditures

At October 29, 2017, we had total amounts due regarding capital expenditures totaling $3.2 million, of which $2.7 million is financed and pertains to completed work for the construction of a new building (see below). Of the total amount due of $2.7 million at October 29, 2017, $1.3 million is required to be paid during the remainder of fiscal 2018, with a remaining amount of $1.4 million due in fiscal 2019 (May 2018).

Purchase Commitments – Capital Expenditures

At October 29, 2017 we had open purchase commitments to acquire a building and equipment for our mattress fabrics segment totaling $3.8 million. The $3.8 million includes $2.7 million (all of which represents completed work) associated with the construction of the new building noted below.

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

Critical Accounting Policies and Recent Accounting Developments

At October 29, 2017, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2017.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 30, 2017.

Contractual Obligations
As of October 29, 2017, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 30, 2017.

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

At October 29, 2017, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 2.69% at October 29, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At October 29, 2017, there were no borrowings outstanding under any of our revolving credit lines.
We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 29, 2017, would not have had a significant impact on our results of operations or financial position.

ITEM 4.    CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 29, 2017, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 29, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended October 29, 2017. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 29, 2017, with the exception of the financial risks associated with the Internal Revenue Service's exam of our fiscal 2014 through 2016 U.S. Federal income tax returns. (Refer to Note 13 in the notes to consolidated financial statements for further details). Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2017 to September 3, 2017	-	-	-	$5,000,000
September 4, 2017 to October 1, 2017	-	-	-	$5,000,000
October 2, 2017 to October 29, 2017	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: December 8, 2017	By:	/s/ Kenneth R. Bowling
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