Form 10-Q
period 2018-01-28
CULP INC
filed 2018-03-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.        ☒ YES      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).   ☒YES      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer  ☒            Non-accelerated filer  ☐

Smaller Reporting Company  ☐                Emerging Growth Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 28, 2018:  12,450,276
Par Value: $0.05 per share

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 28, 2018 AND JANUARY 29, 2017
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 28,	January 29,
	2018	2017

Net sales	$85,310	76,169
Cost of sales	67,707	59,410
Gross profit	17,603	16,759

Selling, general and
administrative expenses	9,959	9,824
Income from operations	7,644	6,935

Interest expense	31	-
Interest income	(132)	(124)
Other expense	229	69
Income before income taxes	7,516	6,990

Income taxes	8,208	643

Loss from investment in unconsolidated joint venture	56	-
Net (loss) income	$(748)	6,347

Net (loss) income per share, basic	$(0.06)	0.52
Net (loss) income per share, diluted	$(0.06)	0.51
Average shares outstanding, basic	12,436	12,313
Average shares outstanding, diluted	12,436	12,544

	NINE MONTHS ENDED

	January 28,	January 29,
	2018	2017

Net sales	$245,541	232,194
Cost of sales	195,668	180,115
Gross profit	49,873	52,079

Selling, general and
administrative expenses	28,876	29,171
Income from operations	20,997	22,908

Interest expense	69	-
Interest income	(391)	(164)
Other expense	903	376
Income before income taxes	20,416	22,696

Income taxes	11,956	6,560

Loss from investment in unconsolidated joint venture	249	-
Net income	$8,211	16,136

Net income per share, basic	$0.66	1.31
Net income per share, diluted	$0.65	1.29
Average shares outstanding, basic	12,425	12,302
Average shares outstanding, diluted	12,626	12,517

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 28, 2018 AND JANUARY 29, 2017
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	January 28,	January 29,
	2018	2017

Net (loss) income	$(748)	$6,347

Other comprehensive loss

Unrealized holding loss on investments	(4)	(13)

Total other comprehensive loss	(4)	(13)

Comprehensive (loss) income	$(752)	$6,334

	NINE MONTHS ENDED

	January 28,	January 29,
	2018	2017

Net income	$8,211	$16,136

Other comprehensive income

Unrealized gains on investments

Unrealized holding gains on investments	60	75

Reclassification adjustment for realized loss included in net income	-	12

Total other comprehensive income	60	87

Comprehensive income	$8,271	$16,223

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 28, 2018, JANUARY 29, 2017 AND APRIL 30, 2017
UNAUDITED
(Amounts in Thousands)

	January 28,	January 29,	* April 30,
	2018	2017	2017
Current assets:
Cash and cash equivalents	$22,428	15,659	20,795
Short-term investments - Available for Sale	2,472	2,410	2,443
Short-term investments - Held-To-Maturity	17,206	-	-
Accounts receivable, net	26,097	22,726	24,577
Inventories	55,651	46,193	51,482
Other current assets	3,114	2,514	2,894
Total current assets	126,968	89,502	102,191

Property, plant and equipment, net	51,838	50,333	51,651
Goodwill	11,462	11,462	11,462
Deferred income taxes	1,942	422	419
Long-term investments - Held-To-Maturity	13,625	30,832	30,945
Long-term investments - Rabbi Trust	7,176	5,488	5,466
Investment in unconsolidated joint venture	1,518	600	1,106
Other assets	2,315	2,417	2,394
Total assets	$216,844	191,056	205,634

Current liabilities:
Accounts payable-trade	$32,434	22,352	29,101
Accounts payable - capital expenditures	1,554	4,886	4,767
Accrued expenses	8,842	10,511	11,947
Income taxes payable - current	1,580	217	287
Total current liabilities	44,410	37,966	46,102

Accounts payable - capital expenditures	-	708	1,322
Income taxes payable - long-term	10,940	1,817	467
Deferred income taxes	2,096	2,924	3,593
Deferred compensation	7,216	5,327	5,520

Total liabilities	64,662	48,742	57,004

Commitments and Contingencies (Note 15)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,450,276 at January 28, 2018; 12,314,756
at January 29, 2017; and 12,356,631 at
April 30, 2017	623	615	618
Capital contributed in excess of par value	48,413	46,365	47,415
Accumulated earnings	103,090	95,391	100,601
Accumulated other comprehensive income (loss)	56	(57)	(4)
Total shareholders' equity	152,182	142,314	148,630

Total liabilities and shareholders' equity	$216,844	191,056	205,634

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 28, 2018 AND JANUARY 29, 2017
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 28,	January 29,
	2018	2017

Cash flows from operating activities:
Net income	$8,211	16,136
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,679	5,304
Amortization of assets	248	162
Stock-based compensation	2,422	2,619
Deferred income taxes	(3,020)	3,533
Realized loss on sale of short-term investments (Available for Sale)	-	12
Gain on sale of equipment	-	(71)
Loss from investment in unconsolidated joint venture	249	-
Foreign currency exchange loss (gain)	133	(18)
Changes in assets and liabilities:
Accounts receivable	(923)	340
Inventories	(3,275)	(137)
Other current assets	(27)	90
Other assets	(37)	51
Accounts payable - trade	1,715	(946)
Accrued expenses and deferred compensation	(1,608)	(668)
Income taxes	11,702	(1,695)
Net cash provided by operating activities	21,469	24,712

Cash flows from investing activities:
Capital expenditures	(6,657)	(9,253)
Investment in unconsolidated joint venture	(661)	(600)
Proceeds from the sale of equipment	6	80
Proceeds from the sale of short-term investments (Available for Sale)	-	2,000
Purchase of short-term investments (Available for Sale)	(37)	(8)
Purchase of long-term investments (Held-To-Maturity)	-	(31,050)
Proceeds from the sale of long-term investments (Rabbi Trust)	57	-
Purchase of long-term investments (Rabbi Trust)	(1,699)	(1,431)
Premium payment on life insurance policy	(18)	(18)
Net cash used in investing activities	(9,009)	(40,280)

Cash flows from financing activities:
Proceeds from line of credit	10,000	7,000
Payments on line of credit	(10,000)	(7,000)
Payments on vendor-financed capital expenditures	(3,750)	(1,050)
Dividends paid	(5,722)	(5,292)
Common stock surrendered for withholding taxes payable	(1,530)	(280)
Payments on debt issuance costs	-	(2)
Proceeds from common stock issued	111	37
Net cash used in financing activities	(10,891)	(6,587)

Effect of exchange rate changes on cash and cash equivalents	64	27

Decrease in cash and cash equivalents	1,633	(22,128)

Cash and cash equivalents at beginning of period	20,795	37,787

Cash and cash equivalents at end of period	$22,428	15,659

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 1, 2016	12,265,489	$614	43,795	84,547	(144)	$128,812
Net income	-	-	-	22,334	-	22,334
Stock-based compensation	-	-	3,358	-	-	3,358
Unrealized gain on investments	-	-	-	-	140	140
Excess tax benefit related to stock
based compensation	-	-	657	-	-	657
Common stock issued in connection with vesting
of performance based restricted stock units	49,192	2	(2)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection with exercise					.
of stock options	68,000	3	585	-	-	588
Common stock surrendered for the cost of stock option
excercises and withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)
Dividends paid	-	-	-	(6,280)	-	(6,280)
Balance, April 30, 2017 *	12,356,631	618	47,415	100,601	(4)	148,630
Net income	-	-	-	8,211	-	8,211
Stock-based compensation	-	-	2,422	-	-	2,422
Unrealized gain on investments	-	-	-	-	60	60
Common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock unit	1,200	-	-	-	-	-
Common stock issued in connection with exercise
of stock options	15,600	1	110	-	-	111
Common stock surrendered for
withholding taxes payable	(46,800)	(2)	(1,528)	-	-	(1,530)
Dividends paid	-	-	-	(5,722)	-	(5,722)
Balance, January 28, 2018	12,450,276	$623	48,413	103,090	56	$152,182

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature, with the exception of our assessments made and provisional amounts recorded with regard to the 2017 Tax Cuts and Jobs Act (see Note 13 for further details). Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017, for the fiscal year ended April 30, 2017.

The company’s nine months ended January 28, 2018, and January 29, 2017, represent 39 week periods, respectively.

2. Significant Accounting Policies

As of January 28, 2018, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2017, with the exception of our assessments made and provisional amounts recorded with regard to the 2017 Tax Cuts and Jobs Act (see Note 13 for further details).

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aims to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our Consolidated Balance Sheet on a prospective basis. The impact to our results of operations related to this provision through the third quarter of fiscal 2018 was a reduction to income tax expense of $500,000. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $195,000 for the nine months ended January 29, 2017. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $280,000 for the nine months ended January 29, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, as amended, Revenue from Contracts with Customers. The amendments in this ASU are intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. The new revenue standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance in our fiscal 2019 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Currently, we do not expect that this guidance will have a material impact on our results of operations and financial position, but we do expect this guidance to have a material impact on the disclosures required in our notes to the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than twelve months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. We are therefore required to apply this guidance in our fiscal 2020 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our consolidated financial statements, but we expect this guidance to have a material impact on our financial position as a result of the requirement to recognize right-of-use assets and lease liabilities on our consolidated balance sheets.

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

At January 28, 2018, there were 892,580 shares available for future equity based grants under our 2015 plan.

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the third quarter of fiscal 2018.

At January 28, 2018, there were no option shares of common stock outstanding and exercisable. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at January 28, 2018. No compensation expense was recorded for incentive stock options for the nine months ended January 28, 2018 and January 29, 2017, respectively.

The aggregate intrinsic value for options exercised for the nine months ending January 28, 2018 and January 29, 2017, was $393,000 and $128,000, respectively.

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

On July 14, 2016 and July 15, 2015, we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets were met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. These awards were measured based on the fair market value (closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our grants of performance based restricted stock units associated with NEOs and key employees that are currently unvested:
	(3)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 13, 2017 (1)	78,195	$31.85(4)	3 years
July 13, 2017 (2)	44,000	$32.50(5)	3 years
July 14, 2016 (1) (2)	107,880	$28.00(5)	3 years
July 15, 2015 (1) (2)	107,554	$32.23(5)	3 years

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:
	(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 13, 2017	10,200	$31.35(2)	3 years
July 14, 2016	11,549	$31.35(2)	3 years
July 15, 2015	10,364	$31.35(2)	3 years
(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on January 28, 2018, the end of our reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our performance based restricted stock units that vested during the nine month periods ending January 28, 2018 and January 29, 2017:

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
Overall
We recorded compensation expense of $2.2 million and $2.5 million within selling, general, and administrative expense associated with our performance based restricted stock units for the nine month periods ending January 28, 2018 and January 29, 2017, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.
At January 28, 2018, the remaining unrecognized compensation cost related to the performance based restricted stock units was $3.8 million, which is expected to be recognized over a weighted average vesting period of 1.8 years.
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
We recorded $159,000 and $143,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine month periods ending January 28, 2018 and January 29, 2017, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Time Vested Restricted Stock Units

Fiscal 2018 Grant

On July 13, 2017, an employee was granted 1,200 shares of time vested restricted stock units which will vest over the requisite service period of 11 months. This award was measured at its fair market value, which was $32.50 per share, and represented the closing price of our common stock on the date of grant.

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

Overall

We recorded compensation expense of $28,000 and $20,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the nine month periods ending January 28, 2018 and January 29, 2017, respectively.

At January 28, 2018, the remaining unrecognized compensation cost related to unvested time vested restricted stock awards was $16,000, which is expected to be recognized over the next 4.5 months.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Customers	$27,666	$24,339	$26,211
Allowance for doubtful accounts	(357)	(397)	(414)
Reserve for returns and allowances and discounts	(1,212)	(1,216)	(1,220)
	$26,097	$22,726	$24,577

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 28, 2018	January 29, 2017
Beginning balance	$(414)	$(1,088)
Provision for bad debts	57	239
Net write-offs, net of recoveries	-	452
Ending balance	$(357)	$(397)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 28, 2018	January 29, 2017
Beginning balance	$(1,220)	$(962)
Provision for returns, allowances and discounts	(2,332)	(2,357)
Credits issued	2,340	2,103
Ending balance	$(1,212)	$(1,216)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Raw materials	$6,654	$6,977	$6,456
Work-in-process	3,151	3,161	3,095
Finished goods	45,846	36,055	41,931
	$55,651	$46,193	$51,482

6.  Other Noncurrent Assets

A summary of other noncurrent assets follows:

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Cash surrender value – life insurance	$394	$376	$376
Non-compete agreement, net	772	847	828
Customer relationships, net	625	677	664
Other	524	517	526
	$2,315	$2,417	$2,394

Non-Compete Agreement

We recorded our non-compete agreement at its fair value based on a discounted cash flow valuation model. Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the respective agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at January 28, 2018, January 29, 2017 and April 30, 2017, respectively. Accumulated amortization for our non-compete agreement was $1.2 million at January 28, 2018, January 29, 2017, and April 30, 2017, respectively.

Amortization expense for our non-compete agreement was $56,000 for the nine month periods ending January 28, 2018 and January 29, 2017. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $19,000; FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000 and Thereafter - $453,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for our non-compete agreement is 10.3 years as of January 28, 2018.

Customer Relationships

We recorded our customer relationships at their fair value based on a multi-period excess earnings valuation model. Our customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of our customer relationships was $868,000 at January 28, 2018, January 29, 2017, and April 30, 2017, respectively. Accumulated amortization for our customer relationships was $243,000, $191,000, and $204,000 at January 28, 2018, January 29, 2017, and April 30, 2017, respectively.

Amortization expense for our customer relationships was $38,000 for the nine months ended January 28, 2018 and January 29, 2017. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2018 - $12,000; FY 2019 - $51,000; FY 2020 - $51,000; FY 2021 - $51,000; FY 2022 - $51,000; and Thereafter - $409,000.

The weighted average amortization period for our customer relationships is 12.3 years as of January 28, 2018.

Cash Surrender Value – Life Insurance

At January 28, 2018, January 29, 2017, and April 30, 2017, we had one life insurance contract with a death benefit of $1.4 million.

Our cash surrender value – life insurance balances totaling $394,000, $376,000 and $376,000 at January 28, 2018, January 29, 2017, and April 30, 2017, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Compensation, commissions and related benefits	$6,288	$9,205	$10,188
Advertising rebates	482	118	468
Interest	5	11	51
Other accrued expenses	2,067	1,177	1,240
	$8,842	$10,511	$11,947

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 3.02%, 2.23%, and 2.45% at January 28, 2018, January 29, 2017, and April 30, 2017) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purposes of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at January 28, 2018, January 29, 2017, and April 30, 2017.

At January 28, 2018, January 29, 2017, and April 30, 2017, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement that allows us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit ($2.5 million was outstanding at January 28, 2018 in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 15 for further details). The $2.5 million outstanding letter of credit was automatically reduced by $1.25 million on February 1, 2018 and will be automatically reduced by an additional $1.25 million on May 15, 2018.

Revolving Credit Agreement – China

At January 28, 2018, our unsecured credit agreement associated with our operations in China provided for a line of credit up to 40 million Chinese Yuan Renminbi (approximately $6.4 million USD at January 28, 2018), and was set to expire on February 15, 2018. This agreement bears interest at a rate determined by the Chinese government and there were no borrowings outstanding as of January 28, 2018, January 29, 2017, and April 30, 2017. On March 2, 2018, we renewed this unsecured agreement to extend the expiration date to March 2, 2019.

Overalls

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 28, 2018, the company was in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at January 28, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,287	N/A	N/A	$6,287
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	759	N/A	N/A	759
Strategic Income Fund	628	N/A	N/A	628
Large Blend Fund	431	N/A	N/A	431
Growth Allocation Fund	171	N/A	N/A	171
Moderate Allocation Fund	114	N/A	N/A	114
Other	173	N/A	N/A	173

	Fair value measurements at January 29, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$4,888	N/A	N/A	$4,888
Low Duration Bond Fund	1,073	N/A	N/A	1,073
Intermediate Term Bond Fund	739	N/A	N/A	739
Strategic Income Fund	598	N/A	N/A	598
Large Blend Fund	343	N/A	N/A	343
Growth Allocation Fund	113	N/A	N/A	113
Moderate Allocation Fund	83	N/A	N/A	83
Other	61	N/A	N/A	61

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at April 30, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$4,811	N/A	N/A	$4,811
Low Duration Bond Fund	1,081	N/A	N/A	1,081
Intermediate Term Bond Fund	751	N/A	N/A	751
Strategic Income Fund	611	N/A	N/A	611
Large Blend Fund	365	N/A	N/A	365
Growth Allocation Fund	126	N/A	N/A	126
Moderate Allocation Fund	88	N/A	N/A	88
Other	76	N/A	N/A	76

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

Short-Term Investments – Available for Sale

At January 28, 2018, January 29, 2017, and April 30, 2017, our short-term investments classified as available for sale totaled $2.5 million, $2.4 million, and $2.4 million, respectively, and consisted of short-term bond funds. Since these short-term bond funds are classified as available for sale, these investments are recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $57,000, $68,000, and $47,000 at January 28, 2018, January 29, 2017, and April 30, 2017, respectively. At January 28, 2018, January 29, 2017, and April 30, 2017, the fair value of our short-term bond funds approximated its cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on contractual maturity date as of a respective reporting period and recorded at amortized cost.

At January 28, 2018, January 29, 2017 and April 30, 2017, our held-to-maturity investments recorded at amortized cost totaled $30.8 million, $30.8 million, and $30.9 million, respectively, and consisted of U.S. Corporate bonds. The fair value of our held-to-maturity investments at January 28, 2018, January 29, 2017, and April 30, 2017 totaled $30.7 million, $30.7 million, and $30.8 million, respectively.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Investments - Rabbi Trust

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) which allows the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

These long-term investments are recorded at their fair values of $7.2 million, $5.5 million, and $5.5 million at January 28, 2018, January 29, 2017, and April 30, 2017, respectively. Our long-term investments had an accumulated unrealized gain of $113,000, $11,000 and $43,000 at January 28, 2018, January 29, 2017, and April 30, 2017, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Interest and income taxes paid are as follows:
	Nine months ended
(dollars in thousands)	January 28, 2018	January 29, 2017
Interest	$181	$110
Income taxes	3,426	4,704

Interest costs charged to operations were $168,000 and $97,000 for the nine months ended January 28, 2018 and January 29, 2017, respectively.

Interest costs of $99,000 and $97,000 for the construction of qualifying fixed assets were capitalized for the nine months ended January 28, 2018 and January 29, 2017, respectively. As a result, these interest costs will be amortized over the related assets’ useful lives.

11.  Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period.  Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.  Weighted average shares used in the computation of basic and diluted net (loss) income per share follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(amounts in thousands)	January 28, 2018	January 29, 2017
Weighted average common shares outstanding, basic	12,436	12,313
Dilutive effect of stock-based compensation	-	231
Weighted average common shares outstanding, diluted	12,436	12,544

All options to purchase shares of common stock were included in the computation of diluted net (loss) income for the three months ended January 28, 2018 and January 29, 2017, as the exercise price of the options was less than the average market price of the common shares. Stock-based compensation awards totaling 160,743 shares of common stock were not included in the computation of diluted net loss per share for the three months ended January 28, 2018 as we incurred a net loss for that reporting period.

	Nine months ended
(amounts in thousands)	January 28, 2018	January 29, 2017
Weighted average common shares outstanding, basic	12,425	12,302
Dilutive effect of stock-based compensation	201	215
Weighted average common shares outstanding, diluted	12,626	12,517

All options to purchase shares of common stock were included in the computation of diluted net income for the nine months ended January 28, 2018 and January 29, 2017, as the exercise price of the options was less than the average market price of the common shares.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
	January 28, 2018	January 29, 2017
Net sales:
Mattress Fabrics	$49,042	$45,920
Upholstery Fabrics	36,268	30,249
	$85,310	$76,169
Gross profit:
Mattress Fabrics	$10,146	$9,758
Upholstery Fabrics	7,457	7,001
	$17,603	$16,759
Selling, general, and administrative expenses
Mattress Fabrics	$3,309	$3,391
Upholstery Fabrics	3,947	3,901
Total segment selling, general, and administrative expenses	$7,256	$7,292
Unallocated corporate expenses	2,703	2,532
	$9,959	$9,824
Income from operations:
Mattress Fabrics	$6,837	$6,367
Upholstery Fabrics	3,510	3,100
Total segment income from operations	$10,347	$9,467
Unallocated corporate expenses	(2,703)	(2,532)
Total income from operations	$7,644	$6,935
Interest expense	(31)	-
Interest income	132	124
Other expense	(229)	(69)
Income before income taxes	$7,516	$6,990

	Nine months ended
(dollars in thousands)	January 28, 2018	January 29, 2017
Net sales:
Mattress Fabrics	$146,072	$141,977
Upholstery Fabrics	99,469	90,217
	$245,541	$232,194
Gross profit:
Mattress Fabrics	$29,641	$32,414
Upholstery Fabrics	20,232	19,665
	$49,873	$52,079
Selling, general, and administrative expenses:
Mattress Fabrics	$9,868	$10,185
Upholstery Fabrics	11,458	11,086
Total segment selling, general, and administrative expenses	21,326	21,271
Unallocated corporate expenses	7,550	7,900
	$28,876	$29,171
Income from operations:
Mattress Fabrics	$19,774	$22,229
Upholstery Fabrics	8,773	8,579
Total segment income from operations	28,547	30,808
Unallocated corporate expenses	(7,550)	(7,900)
Total income from operations	20,997	22,908
Interest expense	(69)	-
Interest income	391	164
Other expense	(903)	(376)
Income before income taxes	$20,416	$22,696

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Segment assets:
Mattress Fabrics
Current assets (1)	$42,195	$41,498	$47,038
Non-compete agreement	772	847	828
Customer relationships	625	677	664
Investment in unconsolidated joint venture	1,518	600	1,106
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	49,289	47,755	48,916
Total mattress fabrics assets	105,861	102,839	110,014
Upholstery Fabrics
Current assets (1)	39,553	27,421	29,021
Property, plant and equipment (3)	2,101	1,826	1,879
Total upholstery fabrics assets	41,654	29,247	30,900
Total segment assets	147,515	132,086	140,914
Non-segment assets:
Cash and cash equivalents	22,428	15,659	20,795
Short-term investments (Available for Sale)	2,472	2,410	2,443
Short-term investments (Held-to-Maturity)	17,206	-	-
Deferred income taxes	1,942	422	419
Other current assets	3,114	2,514	2,894
Property, plant and equipment (4)	448	752	856
Long-term investments (Held-to-Maturity)	13,625	30,832	30,945
Long-term investments (Rabbi Trust)	7,176	5,488	5,466
Other assets	918	893	902
Total assets	$216,844	$191,056	$205,634

	Nine months ended
(dollars in thousands)	January 28, 2018	January 29, 2017
Capital expenditures (5):
Mattress Fabrics	$5,445	$14,957
Upholstery Fabrics	379	645
Unallocated Corporate	47	72
Total capital expenditures	$5,871	$15,674
Depreciation expense:
Mattress Fabrics	$5,068	$4,673
Upholstery Fabrics	611	631
Total depreciation expense	$5,679	$5,304

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $49.3 million at January 28, 2018, represents property, plant, and equipment of $35.6 million and $13.7 million located in the U.S. and Canada, respectively. The $47.8 million at January 29, 2017, represents property, plant, and equipment of $32.6 million and $15.2 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

(3)
The $2.1 million at January 28, 2018, represents property, plant, and equipment of $1.4 million and $711 located in the U.S. and China, respectively. The $1.8 million at January 29, 2017, represents property, plant, and equipment of $1.1 million and $711 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655 located in the U.S. and China, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)
The $448, $752, and $856 at January 28, 2018, January 29, 2017 and April 30, 2017, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with our corporate departments are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $12.0 million, or 58.6% of income before income taxes, for the nine month period ended January 28, 2018, compared to income tax expense of $6.6 million or 28.9% of income before income taxes, for the nine month period ended January 29, 2017. Our effective income tax rates for the nine month periods ended January 28, 2018, and January 29, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. Those items that are associated with specific interim periods primarily relate to the income tax effects of the 2017 Tax Cuts and Jobs Act that became effective in our third quarter of fiscal 2018 and the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired in the third quarter of fiscal 2017.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
Federal income tax rate	30.4%	34.0%
Tax effects of the 2017 Tax Cuts and Jobs Act	28.4	-
Tax effects of Chinese foreign exchange (losses) gains	(2.9)	1.9
Excess income tax benefits related to stock-based compensation	(2.3)	-
Reversal of foreign uncertain tax position	-	(9.1)
Foreign income tax rate differential	3.9	-
U.S. state income tax expense	0.2	0.6
Other	0.9	1.5
	58.6%	28.9%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), the Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax.

The corporate income tax rate reduction is effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we are subject to IRS rules relating to transitional income tax rates. As a result, our fiscal 2018 federal statutory rate will be a blended income tax rate of 30.4%. For fiscal 2019 and beyond, we will utilize the enacted U.S. federal corporate income tax rate of 21%.

The key impacts of the Tax Act on our financial statements for the three-month and nine-month periods ending January 28, 2018, were the re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our earnings and profits associated with our foreign subsidiaries. While we have not yet completed our assessment of the effects of the Tax Act, we were able to determine reasonable estimates for the impacts of the key items specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Our estimates may change and revisions to these estimates will be recorded during the measurement period allowed by SAB 118, which is not to extend one year from the Enactment Date.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of the Tax Act, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. As a result, provisional estimates were required based on projections of U.S. taxable income, capital expenditures, working capital, and employee compensation. Our estimates may change based on actual versus projected results. The provisional amount determined for the re-measurement of our U.S. net deferred income taxes was a charge of $1.3 million, which represented a discrete event in which the full income tax effects were recorded in the three-month and nine-month periods ending January 28, 2018.

Additionally, we determined a provisional amount for the Transition Tax. The Transition tax is based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”).  Also, all of our E&P was not permanently reinvested prior to the Tax Act. In order to calculate the Transition Tax, provisional estimates were required based on (i) projections of the aggregate foreign cash position of our foreign subsidiaries as of the end of our fiscal year 2018, (ii) the applicable tax rates using the aggregate foreign cash position, (iii) utilization of foreign tax credits, and (iv) the effective settlement of certain unrecognized income tax benefits. Our estimates may change based on actual versus projected results. The provisional amount determined for the income tax effects of the Transition Tax was a net charge of $4.8 million, which related to a charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.8 million, partially offset by an income tax benefit for the release of deferred income tax liabilities related to E&P not permanently reinvested of $21.0 million. This $4.8 million net charge mostly represented a discrete event in which the full income tax effects were recorded in the three-month and nine-month periods ending January 28, 2018. The Transition Tax may be paid over a period of eight years at the election of the taxpayer, and we intend to make this election.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the above mentioned key impacts of the Tax Act on fiscal 2018, the Tax Act also establishes new tax laws that will be effective for our fiscal 2019 which include the creation of new minimum taxes such as the BEAT and GILTI taxes. We have not yet made a policy election with respect to the accounting treatment of these taxes. We can either account for these taxes as expensed when incurred or factor such amounts in the measurement of our U.S. deferred income taxes. We are currently evaluating our selection of an accounting policy, which will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 28, 2018, we recorded a partial valuation allowance of $2.9 million, of which $2.3 million pertained to unused foreign tax credits associated with the Tax Act, $495,000 pertained to certain U.S. state net operating loss carryforwards and credits and $73,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 29, 2017, we recorded a partial valuation allowance of $557,000, of which $473,000 pertained to certain U.S. state net operating loss carryforwards and credits and $84,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 30, 2017, we recorded a partial valuation allowance of $536,000, of which $464,000 pertained to certain U.S. state net operating loss carryforwards and credits and $72,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred income tax assets associated with our operations located in China and Canada at January 28, 2018, January 29, 2017, and April 30, 2017, respectively. The recorded valuation allowance of $2.9 million at January 28, 2018, has no effect on our loan covenant compliance.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of January 28, 2018, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2018

During the third quarter, the Tax Act required a Transition Tax on our undistributed E&P associated with our foreign subsidiaries.  The Tax Act required us to determine E&P as of November 2, 2017 and December 31, 2017 (the “Measurement Dates”), in which the greater E&P amount of the Measurement Dates is subject to the Transition Tax. As a result, we had provisional estimates of E&P totaling $156.7 million subject to the Transition Tax and provisional estimates totaling $42.2 million for foreign tax credits that could be used to reduce the Transition Tax subject to certain limitations as defined in the Tax Act.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividends received deduction for E&P received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by our foreign subsidiaries at the time E&P is distributed. As a result, at January 28, 2018, we recorded a deferred tax liability of $3.1 million for withholding taxes on undistributed E&P from our foreign subsidiaries.

Fiscal 2017

At January 29, 2017, we had E&P totaling $143.2 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $405,000, which included U.S. income and foreign withholding taxes totaling $42.5 million, offset by U.S. foreign income tax credits of $42.1 million.

At April 30, 2017, we had E&P totaling $146.9 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $497,000, which included U.S. income and foreign withholding taxes totaling $44.0 million, offset by U.S. foreign income tax credits of $43.5 million.

Overall

At January 28, 2018, our non-current deferred tax asset of $1.9 million represented $1.5 million and $461,000 from our operations located in the U.S and China, respectively. At January 29, 2017, our non-current deferred tax asset of $422,000 pertained to our operations located in China. At April 30, 2017, our non-current deferred tax asset of $419,000 pertained to our operations located in China.

At January 28, 2018, our non-current deferred tax liability of $2.1 million pertained to our operations located in Canada. At January 29, 2017, our non-current deferred tax liability of $2.9 million represented $1.7 million and $1.2 million from our operations located in Canada and the U.S., respectively. At April 30, 2017, our non-current deferred tax liability of $3.6 million represented $2.1 million and $1.5 million from our operations located in Canada and the U.S., respectively.

Uncertainty In Income Taxes

At January 28, 2018, we had a $12.4 million total gross unrecognized income tax benefit, of which $9.9 million and $2.5 million were classified as income taxes payable- long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At January 29, 2017, we had a $13.4 million total gross unrecognized income tax benefit, of which $11.6 million and $1.8 million were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying Consolidated Balance Sheets. At April 30, 2017, we had a $12.2 million total gross unrecognized income tax benefit, of which $11.8 million and $467,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying Consolidated Balance Sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 28, 2018, our $12.4 million total gross unrecognized income tax benefit included $9.9 million that, if recognized, would favorably affect the income tax rate in future periods. At January 29, 2017, our $13.4 million total gross unrecognized income tax benefit, included $1.8 million that, if recognized, would favorably affect the income tax rate in future periods. At April 30, 2017, our $12.2 million total gross unrecognized income tax benefit included $467,000 that, if recognized, would favorably affect the income tax rate in future periods.

United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns are subject to examination for income tax years 2014 and subsequent and Canadian provincial (Quebec) returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

The Internal Revenue Service is examining our U.S. federal income tax returns for fiscal years 2014 through 2016. As a result of this examination, the IRS proposed an adjustment approximating $12.5 million of income taxes that relates to our transfer pricing with certain foreign subsidiaries. Management does not agree with the adjustment proposed by the IRS and intends to vigorously defend its position. Currently, the ultimate outcome of this proposed adjustment and any potential cash settlement cannot be determined as it is dependent upon potential legal and competent authority proceedings,  interpretation of income tax law, and utilization of available loss carryforwards and certain income tax credits associated with the fiscal years under exam.  Currently, we expect this examination to be completed during fiscal 2019.

During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. This examination was completed during the fourth quarter of fiscal 2018 with final adjustments that were immaterial.

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statue of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefits will be recorded at that time.

During the third quarter of fiscal 2017, we recognized an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired. The income tax benefit was treated as a discrete event in which the full income tax effects of the adjustment was recorded in the three-month and nine-month periods ending January 29, 2017.

14. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 28, 2018, the company’s statutory surplus reserve was $4.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Accounts Payable – Capital Expenditures

At January 28, 2018, January 29, 2017, and April 30, 2017, we had total amounts due regarding capital expenditures totaling $1.6 million, $5.6 million, and $6.1 million, respectively, of which $1.4 million, $4.5 million, and  $5.1 million was financed and pertained to completed work for the construction of a new building (see below). The total outstanding amount of $1.4 million due at January 28, 2018 is required to be paid in May 2018 (our fiscal 2019).

Purchase Commitments – Capital Expenditures

At January 28, 2018, we had open purchase commitments to construct a building and acquire equipment for our mattress fabrics segment totaling $4.1 million. The $4.1 million includes $1.4 million (all of which represents completed work) associated with the construction of a new building discussed below.

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

16. Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production during the second quarter of fiscal 2018 (October 2017) and complements our existing U.S. mattress fabric operations with a mirrored platform that further enhances our ability to meet customer demand while adding a lower cost operation to our platform.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine month period ended January 28, 2018, CLIH incurred a net loss totaling $498,000. Our equity interest in this net loss was $249,000, which represents the company’s fifty percent ownership in CLIH.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

	January 28,	January 29,	April 30,
(dollars in thousands)	2018	2017	2017
Total assets	$3,186	$1,200	$2,258
Total liabilities	$150	$-	$46
Total members’ equity	$3,036	$1,200	$2,212

At January 28, 2018, January 29, 2017 and April 30, 2017, our investment in CLIH totaled $1.5 million, $600,000, and $1.1 million, respectively, which represents the company’s fifty percent ownership interest in CLIH.

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

During the nine months ended January 28, 2018, and January 29, 2017 we did not purchase any shares of our common stock.

At January 28, 2018, we had $5.0 million available for repurchases of our common stock.

18. Dividend Program

On February 28, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share, a 12.5% increase compared with $0.08 per share announced for the same period last year. This payment will be made on or about April 16, 2018, to shareholders of record as of April 2, 2018.

During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share.

During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 per share to $0.08 per share.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

19.  Business Combination - Upholstery Fabrics Segment

On March 8, 2018, we reached a definitive agreement to acquire Read Window Products, Inc. (Read), a source for custom window treatments for the hospitality and commercial industries.  Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments offering measuring, sourcing, fabrication and installation services.  Read’s custom product line includes motorization, shades, drapery, upholstered headboards and shower curtains. In addition, they supply soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, holsters and pillows, for leading hospitality brands worldwide. Read has been in business since 1981, with annual revenues of approximately $11.0 million in 2017. We currently expect to fund the acquisition with cash and investments on hand without incurring any additional debt, with closing expected to occur by the end of March, subject to the satisfaction of customary closing conditions.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 28, 2018, and January 29, 2017, each represent 39-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment develops, manufacturers, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned mattress fabric operations that are located in Stokesdale, NC, High Point, NC, and Quebec, Canada and a fifty percent owned cut and sew mattress cover operation located in Haiti. We have wholly owned upholstery fabric operations that are located in Shanghai, China, Burlington, NC, and Anderson, SC.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture, source, or develop our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers, costs related to being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change
Net sales	$85,310	$76,169		12.0%
Gross profit	17,603	16,759		5.0%
Gross profit margin	20.6%	22.0%	(140	)bp
SG&A expenses	9,959	9,824		1.4%
Income from operations	7,644	6,935		10.2%
Operating margin	9.0%	9.1%	(10	)bp
Income before income taxes	7,516	6,990		7.5%
Income taxes	8,208	643	N.M.
Net (loss) income	(748)	6,347	N.M.

	Nine Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change
Net sales	$245,541	$232,194	5.7%
Gross profit	49,873	52,079	(4.2)%
Gross profit margin	20.3%	22.4%	(210	)bp
SG&A expenses	28,876	29,171	(1.0)%
Income from operations	20,997	22,908	(8.3)%
Operating margin	8.6%	9.9%	(130	)bp
Income before income taxes	20,416	22,696	(10.0)%
Income taxes	11,956	6,560	82.3%
Net income	8,211	16,136	(49.1)%

Net Sales

Overall, our net sales increased during our third quarter and year-to-date period of fiscal 2018 compared with the same periods a year ago. These results reflect our strategic focus on product innovation and creativity and ability to provide a diverse product mix that can meet the changing demands of our customers in both business segments. Net sales for our mattress fabrics segment showed year-over-year improvement, in spite of a more challenging marketplace and weather-related disruptions. Net sales for our upholstery fabrics segment increased as the Chinese New Year holiday occurred entirely in February this fiscal year. As a result, many of our customers shifted more of their purchases into January, in advance of plant shutdowns in order to meet anticipated demand. We currently expect this pace to slow down in the fourth quarter with the disruption of February production in China.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Although our net sales were higher in the third quarter and year-to-date period of fiscal 2018, our income before income taxes was relatively flat in the third quarter and we experienced a decrease in our income before income taxes for the year-to-date period. These results reflect higher operating costs associated with our upholstery fabric operations located in China due to unfavorable foreign currency exchange rates that mostly occurred during our third quarter of fiscal 2018 and disruptions from the consolidation of our U.S. mattress fabric production facilities that occurred during the first half of fiscal 2018.

See the Segment Analysis section below for further details.

Income Taxes

The increases in our income tax expense and effective income tax rate for the third quarter and the year-to-date period of fiscal 2018 are mostly due to a provisional charge of $5.9 million, or $0.48 per diluted share, related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The $5.9 million charge includes a provisional $4.8 million charge for the mandatory repatriation tax on undistributed earnings associated with our foreign subsidiaries, and a $1.1 million provisional charge that pertains to the revaluation of our U.S. deferred income taxes and reduction in the U.S. federal corporate income tax rate pursuant the Tax Act. In order to determine the $5.9 million charge associated with the Tax Act, estimates were required based on projections of our U.S. taxable income, capital expenditures, working capital, employee compensation and cash flow requirements of the company’s U.S. parent and foreign subsidiaries. These estimates may change based on actual versus projected results. Revisions to the company’s estimates will be recorded during the measurement period allowed by the Securities and Exchange Commission, which is not to extend beyond one year from the enactment date of December 22, 2017.

Additionally, income tax expense in the third quarter and year-to-date period of fiscal 2017 included an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired.

Refer to Note 13 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At January 28, 2018, our cash and investments (which comprises cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity), totaled $55.7 million compared with $54.2 million at April 30, 2017. Additionally, there were no borrowings outstanding under our revolving credit agreements as of January 28, 2018, and April 30, 2017, respectively.

The increase in our cash and investments from the end of fiscal 2017 was primarily due to net cash provided by operating activities of $21.5 million, partially offset by capital expenditures of $10.4 million (of which $3.8 million was vendor-financed) that were mostly associated with our mattress fabric segment, returning $5.7 million to our shareholders in the form of regularly quarterly and special dividend payments, $1.7 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.5 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards.

Our net cash provided by operating activities of $21.5 million during the year-to-date period of fiscal 2018 decreased from $24.7 million during the same period a year ago. The decrease was primarily due to decreased income from operations and increased inventory requirements associated with higher net sales and timing of the Chinese New Year holiday experienced by our China operations during the third quarter of fiscal 2018.

See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On February 28, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share, a 12.5% increase, compared with $0.08 per share announced for the same period last year. This payment will be made on or about April 16, 2018, to shareholders of record of April 2, 2018.

During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share. During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 per share to $0.08 per share.

During the nine months ended January 28, 2018 and January 29, 2017, we did not purchase any shares of our common stock. At January 28, 2018, we had $5.0 million available under the share repurchase program approved by our board of directors in June 2016.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change

Net sales	$49,042	$45,920	6.8%
Gross profit	10,146	9,758	4.0%
Gross profit margin	20.7%	21.3%	(60	)bp
SG&A expenses	3,309	3,391	(2.4)%
Income from operations	6,837	6,367	7.4%
Operating margin	13.9%	13.9%	-

	Nine Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change

Net sales	$146,072	$141,977	2.9%
Gross profit	29,641	32,414	(8.6)%
Gross profit margin	20.3%	22.8%	(250	)bp
SG&A expenses	9,868	10,185	(3.1)%
Income from operations	19,774	22,229	(11.0)%
Operating margin	13.5%	15.7%	(220	)bp

Net Sales

Net sales associated with our mattress fabrics segment increased during the third quarter and the year-to-date periods of fiscal 2018 compared with the same periods a year ago. These results reflect our strategic focus on product innovation and creativity and ability  to provide a diverse product mix that meets the changing demands of our customers. As a result, we have been able to increase our net sales in spite of an uncertain marketplace, seasonal holiday plant closures, and some additional weather-related disruptions that occurred at the end of the third quarter.

Our net sales for fiscal 2018 reflected continued growth in our mattress cover business known as CLASS. The growth in CLASS has allowed us to expand our business with both traditional customers and also reach new customer markets, especially the fast growing boxed bedding space.

Our recent joint venture (known as Class International Holdings Ltd.) produces mattress covers in a facility located in Haiti and complements our existing U.S. mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand and remain cost-competitive. We have commenced production and started to ship products from Haiti, and we plan to gradually add more capacity to meet expected customer demand. (Refer to Note 16 located in the notes to the consolidated financial statements for further details regarding the investment in our unconsolidated joint venture).

We also have the ability to utilize our fabric and cut and sew platform located in China to expand our mattress cover business to new markets. We believe with the transformation of our North American operations (see discussion below in the Gross Profit and Operating Income section) and our global production facilities for both fabric and sewn covers, we are well positioned to meet expected demand in all segments of the mattress fabric marketplace.

Gross Profit and Operating Income

Operational performance improved during the third quarter following the completion of a period of major transformation across our North American manufacturing operations, which included significant capital investment projects and supply chain enhancements. With our capital improvement projects and facility equipment relocations behind us, we have started to realize improved operating efficiencies with favorable results. Operating margins sequentially improved during fiscal 2018 as operating margins were 13.1%, 13.5%, and $13.9% for the first quarter, second quarter, and third quarter, respectively.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Accounts receivable and inventory	$42,195	$41,498	$47,038
Property, plant & equipment	49,289	47,755	48,916
Goodwill	11,462	11,462	11,462
Investment in unconsolidated joint venture	1,518	600	1,106
Non-compete agreement	722	847	828
Customer relationships	625	677	664

Accounts Receivable & Inventory

As of January 28, 2018, accounts receivable and inventory slightly increased compared with January 29, 2017. This increase is primarily due to the increased sales volume experienced in the third quarter of fiscal 2018 compared to the same period a year ago.

As of January 28, 2018, accounts receivable and inventory decreased $4.8 million or 10% compared with April 30, 2017. This decrease is primarily due to a decrease in inventory as a result of improved inventory management and a decrease in accounts receivable as this business segment experienced lower sales volume in the last two months of the third quarter of fiscal 2018 compared with the last two months of the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $49.3 million at January 28, 2018, represents property, plant and equipment of $35.6 million and $13.7 million located in the U.S. and Canada, respectively. The $47.8 million at January 29, 2017, represents property, plant, and equipment of $32.6 million and $15.2 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

As of January 28, 2018, property, plant, and equipment increased compared with January 29, 2017 and April 30, 2017, respectively. These increases were due to capital expenditures that primarily related to machinery and equipment that were mostly offset by depreciation expense.

Investment in Unconsolidated Joint Venture

The investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 16 to the consolidated financial statements for further details).

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at January 28, 2018, compared with January 29, 2017, and April 30, 2017, are due to amortization expense.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	January 28, 2018		January 29, 2017		% Change

Non U.S. Produced	$34,282	95%	$27,696	92%	23.8%
U.S. Produced	1,986	5%	2,553	8%	(22.2)%
Total	$36,268	100%	$30,249	100%	19.9%

		Nine Months Ended
(dollars in thousands)	January 28, 2018		January 29, 2017		% Change

Non U.S. Produced	$93,806	94%	$83,279	92%	12.6%
U.S. Produced	5,663	6%	6,938	8%	(18.4)%
Total	$99,469	100%	$90,217	100%	10.3%

Net sales in this segment increased in the third quarter and the year-to-date period of fiscal 2018 compared to the same periods a year ago. These results reflect our product-driven strategy and various growth initiatives. Our ability to provide a diverse product offering has allowed us to reach new market segments. Our results reflect the success of this strategy, highlighted by expanded sales of LiveSmart®, our popular “performance” line of highly durable stain-resistant fabric. We have recently launched a new website specifically to promote this innovative product line, along with a more aggressive marketing campaign. Also, we achieved continued sales growth in fabrics designed for the hospitality market. In addition, we are actively pursuing acquisition opportunities that will broaden our product capabilities.

Our increase in net sales also reflects the timing of the Chinese New Year holiday that occurred entirely in February this fiscal year. As a result, many of our customers shifted more of their purchases into January, in advance of plant shutdowns in order to meet anticipated demand. We currently expect this pace to slow down in the fourth quarter with the disruption of February production in China.

Our 100% owned China platform supports our marketing efforts with the flexibility to adapt to changing customer demand trends with a diverse product mix of fabric styles and price points.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change

Gross profit	$7,457	$7,001	6.5%
Gross profit margin	20.6%	23.1%	(250	)bp
SG&A expenses	3,947	3,901	1.2%
Income from operations	3,510	3,100	13.2%
Operating margin	9.7%	10.2%	(50	)bp

	Nine Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	Change

Gross profit	$20,232	$19,665	2.9%
Gross profit margin	20.3%	21.8%	(150	)bp
SG&A expenses	11,458	11,086	3.4%
Income from operations	8,773	8,579	2.3%
Operating margin	8.8%	9.5%	(70	)bp

Our increase in gross profit and operating income during the third quarter and year-to-date period of fiscal 2018 was primarily due to the increase in net sales noted above. However, our profitability and gross profit and operating margins were affected by higher operating expenses due to less favorable foreign currency exchange rates associated with our China operations that mostly occurred during our third quarter. Additionally, our year-to-date profitability was affected by higher than anticipated freight costs incurred by our China operations during the second quarter. A forced Chinese government shutdown of certain textile mills for environmental control disrupted our supply chain. As a result, we incurred additional freight costs in order to ensure customer deliveries.

Business Combination - Upholstery Fabrics Segment

On March 8, 2018, we reached a definitive agreement to acquire Read Window Products, Inc. (Read), a source for custom window treatments for the hospitality and commercial industries.  Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments offering measuring, sourcing, fabrication and installation services.  Read’s custom product line includes motorization, shades, drapery, upholstered headboards and shower curtains. In addition, they supply soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, holsters and pillows, for hospitality brands worldwide.  Read has been in business since 1981, with annual revenues of approximately $11.0 million in 2017.  We currently expect to fund the acquisition with cash and investments on hand without incurring any additional debt, with closing expected to occur by the end of March, subject to the satisfaction of customary closing conditions.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 28, 2018	January 29, 2017	April 30, 2017
Accounts receivable and inventory	$39,553	$27,421	$29,021
Property, plant & equipment	2,101	1,826	1,879

Accounts Receivable & Inventory

As of January 28, 2018, accounts receivable and inventory increased $12.1 million, or 44%, compared with January 29, 2017, and $10.5 million, or 36% compared with April 30, 2017. This increase was primarily due to the increased sales volume in the third quarter and inventory requirements associated with the timing of the Chinese New Year holiday.

Property, Plant & Equipment

The $2.1 million at January 28, 2018, represents property, plant, and equipment of $1.4 million and $711,000 located in the U.S. and China, respectively. The $1.8 million at January 29, 2017, represents property, plant, and equipment of $1.1 million and $711,000 located in the U.S. and China, respectively. The $1.9 million at April 30, 2017, represents property, plant, and equipment of $1.2 million and $655,000 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	% Change
SG&A expenses	$9,959	$9,824	1.4%
Interest expense	31	-	100.0%
Interest income	132	124	6.5%
Other expense	229	69	231.9%

	Nine Months Ended
(dollars in thousands)	January 28, 2018	January 29, 2017	% Change
SG&A expenses	$28,876	$29,171	(1.0)%
Interest expense	69	-	100.0%
Interest income	391	164	138.4%
Other expense	903	376	140.2%

Selling, General and Administrative Expenses

SG&A expenses were relatively flat for the third quarter and year-to-date period of fiscal 2018 compared with the same periods a year ago. SG&A expenses for fiscal 2018 compared with the fiscal 2017 included lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets, offset by the following items that increased SG&A expenses:

•	Non-recurring charges associated with the consolidation of our mattress production facilities that were primarily incurred during the first half of fiscal 2018.
•	Higher selling expenses due to an increase in net sales as a result of our strategic focus on product innovation and creativity.
•	Non-recurring legal and other professional fees incurred that relate to acquisition activity.

Interest Expense

Interest costs charged to operations were $31,000 during the third quarter of fiscal 2018 compared with $52,000 for the same period a year ago. Interest costs charged to operations were $168,000 for the year-to-date period of fiscal 2018 compared with $97,000 for the year-to-date period of fiscal 2017. Our interest costs for fiscal 2018 and 2017 pertain to borrowings associated with our U.S. revolving line of credit and with the construction of a new building associated with our mattress fabrics segment (Refer to Notes 8 and 15 located in the notes to the consolidated financial statements for further details).

The interest costs charged to operations for the nine-month period in fiscal 2018 were partially offset by interest costs totaling $99,000 for the construction of qualifying fixed assets that were capitalized through the second quarter. Interest costs charged to operations in fiscal 2017 were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized. Interest costs that have been capitalized will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased for the year-to-date period of fiscal 2018 compared with the same period a year ago. The increase in interest income was due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that primarily ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

Other Expense

Other expense increased for the third quarter and the year-to-date period of 2018 compared with the same periods a year ago. This increase was mostly due to less favorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $12.0 million, or 58.6% of income before income taxes, for the nine month period ended January 28, 2018, compared to income tax expense of $6.6 million, or 28.9% of income before income taxes, for the nine month period ended January 29, 2017. Our effective income tax rates for the nine month periods ended January 28, 2018, and January 29, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. Those items that are associated with specific interim periods primarily relate to the income tax effects of the Tax Act that became effective in our third quarter of fiscal 2018, and the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired in the third quarter of fiscal 2017.  The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
Federal income tax rate	30.4%	34.0%
Tax effects of the Tax Act	28.4	-
Tax effects of Chinese foreign exchange (losses) gains	(2.9)	1.9
Excess income tax benefits related to stock-based compensation	(2.3)	-
Reversal of foreign uncertain tax position	-	(9.1)
Foreign income tax rate differential	3.9	-
U.S. state income tax expense	0.2	0.6
Other	0.9	1.5
	58.6%	28.9%

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of new minimum taxes such as the base erosion anti-abuse tax and Global Intangible Low Taxed Income tax.

The key impacts of the Tax Act on our financial statements for the three-month and nine-month periods ending January 28, 2018, were the re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our earnings and profits associated with our foreign subsidiaries. While we have not yet completed our assessment of the effects of the Tax Act, we were able to determine reasonable estimates for the impacts of the key items specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Our estimates may change and revisions to these estimates will be recorded during the measurement period allowed by SAB 118, which is not to extend one year from the Enactment Date.

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments and provisional estimates recorded with regard to the Tax Act during the three-month and nine-month periods ending January 28, 2018.

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of January 28, 2018, January 29, 2017, and April 30, 2017, respectively.

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

Refer to Note 13 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 28, 2018, January 29, 2017, and April 30, 2017, respectively.

Uncertainty In Income Taxes

At January 28, 2018, we had a $12.4 million total gross unrecognized income tax benefit, of which $9.9 million and $2.5 million were classified as income taxes payable-long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. Refer to Note 13 in the consolidated financial statements for additional information.

United States federal and state income tax returns filed by us remain subject to examination for income tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns are subject to examination for income tax years 2014 and subsequent and Canadian provincial (Quebec) returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2012 and subsequent.

The Internal Revenue Service is examining our U.S. federal income tax returns for fiscal years 2014 through 2016. As a result of this examination, the IRS proposed an adjustment approximating $12.5 million of income taxes that relates to our transfer pricing with certain foreign subsidiaries. Management does not agree with the adjustment proposed by the IRS and intends to vigorously defend its position. Currently, the ultimate outcome of this proposed adjustment and any potential cash settlement cannot be determined as it is dependent upon potential legal and competent authority proceedings, interpretation of income tax law, and utilization of available loss carryforwards and certain income tax credits associated with the fiscal years under exam.  Currently, we expect this examination to be completed during fiscal 2019.

During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. This examination was completed during the fourth quarter of fiscal 2018 with final adjustments that were immaterial.

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statue of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefits will be recorded at that time.

During the third quarter of fiscal 2017, we recognized an income tax benefit of $2.1 million for the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired. The income tax benefit was treated as a discrete event in which the full income tax effects of the adjustment was recorded in the three-month and nine-month periods ending January 29, 2017.

Income Taxes Paid

We reported income tax expense of $12.0 million and $6.6 million for the nine month periods ending January 28, 2018 and January 29, 2017, respectively. However, our income tax payments totaled $3.4 million and $4.7 million for the nine month periods ending January 28, 2018 and January 29, 2017, respectively. These income tax payments pertain to our subsidiaries located in China and Canada.

As a result of the Tax Act noted above, we do expect to start making income tax payments associated with the Transition Tax in fiscal 2019. Taxpayers can elect to pay the Transition Tax over a period of eight years, and we intend to make this election. Additionally, as part of the Tax Act, we expect to elect out of using U.S. federal net loss operating carryforwards to offset the Transition Tax in order to fully utilize our foreign tax credits. As a result, we have approximately $7.0 million of U.S. federal net loss operating carryforwards to apply against fiscal 2019 U.S. taxable income. This fact, coupled with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2019.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance (available for sale), of $24.9 million at January 28, 2018, cash flow from operations, and the current availability ($36.4 million as of January 28, 2018) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At January 28, 2018, our cash and investments (which comprises of cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $55.7 million compared with $54.2 million at April 30, 2017. Additionally, there were no borrowings outstanding under our revolving credit agreements as of January 28, 2018, and April 30, 2017, respectively.

The increase in our cash and investments from the end of fiscal 2017 was primarily due to net cash provided by operating activities of $21.5 million, partially offset by capital expenditures of $10.4 million (of which $3.8 million was vendor-financed) that were mostly associated with our mattress fabric segment, returning $5.7 million to our shareholders in the form of regularly quarterly and special dividend payments, $1.7 million in long-term investment purchases associated with our Rabbi Trust that funds our deferred compensation plan, and $1.5 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards.

Our net cash provided by operating activities of $21.5 million during the year-to-date period of fiscal 2018 decreased from $24.7 million during the same period a year ago. The decrease was primarily due to lower income from operations and increased inventory requirements associated with higher net sales and timing of the Chinese New Year holiday experienced by our China operations during the third quarter of fiscal 2018.

Our cash and cash equivalents and short-term investment (available for sale) balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support our operational requirements, potential acquisitions, mitigate our risk to foreign exchange rate fluctuations, and U.S. and foreign income tax and planning purposes.

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	January 28,	January 29,	April 30,
(dollars in thousands)	2018	2017	2017
Cayman Islands	$38,918	$35,416	$34,965
China	7,228	8,624	12,722
United States	5,707	301	2,228
Canada	3,878	4,560	4,268
	$55,731	$48,901	$54,183

Currently, we are holding a significant amount of our cash and investments with our international holding company located in the Cayman Islands. Our cash and investments located in this jurisdiction stemmed from accumulated earnings and profits (totaling $50.4 million as of January 28, 2018) that were distributed from our subsidiaries located in China. Our cash and investments held in the Cayman Islands are currently expected to be used for the following business purposes:

•	Mitigate our risk to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi by holding more cash and investments denominated in U.S. dollars.

•	Fund any proposed acquisitions.

•
Repatriate earnings and profits generated from our China operations to the U.S. parent for various strategic purposes. Currently, we have repatriated accumulated earnings and profits residing in the Cayman Islands totaling $12.1 million, of which $9.0 million and $3.1 million were repatriated in fiscal 2018 and 2016, respectively. No earnings and profits from our foreign subsidiaries were repatriated to the U.S during fiscal 2017.

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

Dividend Program

On February 28, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share, a 12.5% increase compared with $0.08 per share announced for the same period last year. This payment will be made on or about April 16, 2018, to shareholders of record as of April 2, 2018.

During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share.

During the nine months ended January 29, 2017, dividend payments totaled $5.3 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.7 million represented quarterly dividend payments ranging from $0.07 per share to $0.08 per share.

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

During the nine months ended January 28, 2018, and January 29, 2017, we did not purchase any shares of our common stock.

At January 28, 2018, we had $5.0 million available for repurchases of our common stock.

Working Capital

Accounts receivable at January 28, 2018, were $26.1 million, an increase of $3.4 million, or 15%, compared with $22.7 million at January 29, 2017.  This increase is primarily due to the increased sales volume experienced in the third quarter of fiscal 2018 compared to the same period a year ago. Days’ sales outstanding were 28 days for the third quarter of fiscal 2018 compared with 27 days for the third quarter of fiscal 2017.

Inventories as of January 28, 2017, were $55.7 million, an increase of $9.5 million, or 21%, compared with $46.2 million at January 29, 2017. This increase was primarily due to the increased sales volume in the third quarter and inventory requirements associated with the timing of the Chinese New Year holiday experienced by our upholstery fabric operations located in China. Inventory turns were 5.2 for both the third quarters of fiscal 2018 and 2017, respectively.

Accounts payable-trade as of January 28, 2018, were $32.4 million, an increase of $10.1 million, or 45%, compared with $22.3 million at January 29, 2017. This increase is due to the increase in net sales and inventory purchases noted above.

Operating working capital (accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $47.8 million at January 28, 2018, compared with $41.0 million at January 29, 2017. Operating working capital turnover was 7.4 during the third quarter of fiscal 2018 compared with 7.0 during the third quarter of fiscal 2017.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At January 28, 2018, we were in compliance with all our financial covenants.

Refer to Note 8 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $10.4 million (of which $3.8 million was vendor- financed) for the nine-months ending January 28, 2018, compared with $10.3 million (of which $1.1 million was vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for the nine-month periods ending January 28, 2018, and January 29, 2017, respectively.

Depreciation expense was $5.7 million for the nine-month period ending January 28, 2018, compared with $5.3 million for the nine-month period ending January 29, 2017 and mostly related to the mattress fabrics segment.

For fiscal 2018, we are projecting capital expenditures (including those that are vendor-financed) to be comparable to the $12.9 million spent in fiscal 2017. Depreciation expense for the company as a whole is projected to be approximately $8.0 million in fiscal 2018. We expect capital expenditures in fiscal 2019 to range between $7.0 million and $8.0 million. The estimated capital expenditures and depreciation expense mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At January 28, 2018, we had total amounts due regarding capital expenditures totaling $1.6 million, of which $1.4 million is financed and pertains to completed work for the construction of a new building (see below). The total outstanding amount of $1.4 million due at January 28, 2018, is required to be paid in May 2018 (our fiscal 2019).

Purchase Commitments – Capital Expenditures

At January 28, 2018 we had open purchase commitments related to the construction of a building and acquire equipment for our mattress fabrics segment totaling $4.1 million. The $4.1 million includes $1.4 million (all of which represents completed work) associated with the construction of the new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina to expand our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016 with additional installment payments to be made in the following fiscal years: Fiscal 2017- $4.3 million; Fiscal 2018- $3.7 million; and Fiscal 2019 - $1.4 million. Interest is charged on the required outstanding installment payments for services that were previously rendered at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there is a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 8 to the consolidated financial statements for further details).

This new building was placed into service in July 2017.

Critical Accounting Policies and Recent Accounting Developments

At January 28, 2018, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2017, with the exception of the application of ASC Topic 740, Income Taxes, as it pertains to our assessments made and provisional amounts recorded with regard to the Tax Act and in accordance with SAB 118. See Note 13 to the notes to the consolidated financial statements for further details.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 30, 2017.

Contractual Obligations

As of January 28, 2018, there were no significant or new contractual obligations compared to those reported in our annual report on Form 10-K for the year ended April 30, 2017.

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

At January 28, 2018, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 3.02% at January 28, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 28, 2018, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 28, 2018, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 28, 2018, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 28, 2018. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 28, 2018, with the exception of the financial risks associated with the Internal Revenue Service’s exam of our fiscal 2014 through 2016 U.S. Federal income tax returns. (Refer to Note 13 in the notes to the consolidated financial statements for further details) Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2017 for the fiscal year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 30, 2017 to December 3, 2017	-	-	-	$5,000,000
December 4, 2017 to December 31, 2017	-	-	-	$5,000,000
January 1, 2018 to January 28, 2018	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC
(Registrant)

Date: March 9, 2018	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Senior Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr
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