Form 10-K
period 2018-04-29
CULP INC
filed 2018-07-13
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☒

As of April 29, 2018, 12,450,276 shares of common stock were outstanding.  As of October 29, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $351,475,688 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 19, 2018 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements due to new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, general economic conditions, as well as our success in finalizing acquisition negotiations and integrating acquired businesses. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

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

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. We have two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, and sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds and office seating, with the recent addition of window treatment products and installation services.

Culp markets a variety of fabrics in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2018, we had active production facilities located in North Carolina, Tennessee, and South Carolina; Quebec, Canada; Shanghai, China; and a joint venture facility in Haiti. We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics produced specifically for Culp and created by Culp designers. We operate distribution centers in North Carolina, Canada, and China to facilitate distribution of our products.  Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is related primarily to the upholstery fabrics segment, where 94% of our sales in fiscal 2018 consisted of fabrics produced in Asia, while the mattress fabrics business remains mostly based in North America.

Total net sales in fiscal 2018 were $323.7 million. The mattress fabrics segment had net sales of $192.6 million (60% of total net sales), while the upholstery fabrics segment had net sales of $131.1 million (40% of total net sales).

During fiscal 2018, both segments continued to build upon strategic initiatives and structural changes that were implemented over the last several years.  A number of steps were taken to consolidate and streamline operations, while adding capacity where necessary. The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and the introduction of new designs to keep current with industry trends.  At the same time, it allows us to differentiate our products and respond to shifting demand trends. These efforts helped lead to an overall increase in net sales during fiscal 2018, even in the face of challenging industry conditions, with both business segments experiencing higher revenues for the year.

In addition to internal strategic actions, both business segments have made acquisitions to expand our product offering and enhance our ability to reach new customers and markets.  The upholstery segment acquired Read Window Products, a window treatment company late in fiscal 2018, providing expanded capacity and additional capabilities for our growing hospitality business.  Since the end of the fiscal year, our mattress fabrics division announced a definitive agreement to acquire a majority interest in eLuxury, an e-commerce company offering bedding accessories and home products direct to consumers.  These acquisitions represent a continuation of our efforts to diversify our product offerings and expand the markets into which we sell those products, as industry demand from our traditional markets has been inconsistent during the past several years.

We have continued to experience positive responses from customers to our innovative designs and new products introduced during these years.  An increasing percentage of our sales are now based on new product introductions.  In 2018 the mattress fabrics segment launched Comfort Supply Company by Culp, a new marketing effort focusing on direct sales to retailers and providing products to the bedding accessories market.  The upholstery fabrics segment has experienced strong demand for its new LiveSmart brand of performance fabrics.

In fiscal 2018, the mattress fabrics segment completed a number of strategic investments in capital projects and expansion initiatives that have been underway for several years. Investments have been targeted at expanding capacity, continuing improvements in service capabilities, maintaining a flexible approach to fabric sourcing, and dealing with challenging industry conditions. These expenditures included expansion projects to provide increased manufacturing capacity and more efficient equipment for this segment, following earlier successful acquisitions. The mattress fabrics segment significantly enhanced its efficiency and its distribution capabilities in both the U.S. and Canada during early fiscal 2018. This segment has also continued to expand its design capabilities with additional personnel, product software, and a new system for cataloguing designs to enhance innovation.  Finally, the addition of eLuxury in fiscal 2019 is expected to expand the addressable market and add an important new sales channel for the mattress fabrics business.

The upholstery fabrics segment operates on a flexible variable cost model, with most of its fabrics now sourced in Asia. This division has focused its efforts in recent years on innovation in its products and exploration of new markets.  This strategic focus helped lead to a 10% sales increase for upholstery fabrics in fiscal 2018, reversing a multi-year trend of sales declines.  The acquisition of Read Window Products is another step in expanding our products and enhancing our capabilities, building upon an emphasis over the past several years to grow sales in the hospitality market.  Our new line of performance fabrics has continued to perform very well, adding to our growth in upholstery fabric sales.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, our stock has been listed on the New York Stock Exchange and traded under the symbol “CFI” until July 13, 2017, at which time the Company’s ticker symbol changed to “CULP.” Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina. References in this document to “Culp,” the “company,” “we,” “our,” and “us” refer to Culp, Inc. and its consolidated subsidiaries.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2018		Fiscal 2017		Fiscal 2016
Mattress Fabrics	192.6	(60%)	190.8	(62%)	$186.4	(60%)
Upholstery Fabrics
Non-U.S.-Produced	122.6	(38%)	109.0	(35%)	$115.3	(37%)
U.S.-Produced	8.5	(2%)	9.7	(3%)	$11.2	(3%)
Total Upholstery	131.1	(40%)	118.7	(38%)	$126.5	(40%)
Total company	323.7	(100%)	309.5	(100%)	$312.9	(100%)

Additional financial information about our operating segments can be found in Note 18 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  The division also has a joint venture mattress cover facility in Haiti.  The Stokesdale plant and the St. Jerome plant manufacture and finish knitted and jacquard (damask) fabric. Both of these facilities now offer finished goods distribution capabilities, with a new distribution facility in Canada added during fiscal 2017. The Stokesdale plant continues to house the division offices.

Culp Home Fashions had capital expenditures totaling $74 million during the past ten years with especially high spending levels during the past four fiscal years. These expenditures provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business, while also allowing us to maintain our leading edge technology through modernization and expansion projects. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and a much improved U.S. platform for warehousing and distribution, along with the new distribution facility in Canada noted above.

Asset acquisition transactions in fiscal 2009 and fiscal 2014 allowed us to enhance and secure our competitive position and to expand our mattress fabrics business. Taken together, the two transactions allowed us to secure our supply for knitted mattress fabrics, an important and growing product category, while also gaining control of product development and improving customer service. The transactions also involved consulting and non-compete agreements that enhanced our mattress fabrics product development and helped to secure our end-markets. In addition to these transactions, we have continued to make further investments in knitting machines and finishing equipment, increasing our internal production capacity.

Our sewn mattress cover business, established during fiscal 2013, participates in a joint marketing agreement for the production and marketing of sewn mattress covers and represents a further step in our efforts to respond to industry demands. The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS) and is a joint marketing effort with A. Lava & Son Co. of Chicago (A Lava), a leading provider of mattress covers. This manufacturing operation, located near our other plants in North Carolina, involves leased space and a limited capital investment in equipment. Teaming with A Lava has allowed us to have two mirrored manufacturing facilities and greater flexibility in meeting demand for mattress covers from bedding producers.  In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with A Lava to construct a second location for CLASS in Haiti, and that facility began production of mattress covers during the second quarter of 2018.

As noted above, fiscal 2018 marked the completion of several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing.  The mattress fabrics division also established Comfort Supply Company by Culp during fiscal 2018, which focuses on sales of mattress pads and protectors, and related products.  This platform provides a new outlet for direct sales to retailers for our bedding accessory products.  In early fiscal 2019, we announced a majority interest investment in eLuxury, an online retailer of bedding accessories and home goods.  The eLuxury investment represents our first foray into direct-to-consumer sales, adding a new sales channel and an expanded addressable market for our products.  After completing significant projects to become more cost-effective and efficient in our traditional mattress fabrics business, these latest initiatives have increased the potential customer base and range of products we can sell compared to one year earlier.

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, micro denier suedes, woven dobbies, knitted fabrics, piece-dyed woven products, and polyurethane “leather look” fabrics. This segment currently operates fabric manufacturing facilities in Anderson, South Carolina; Knoxville, Tennessee; and Shanghai, China. We market fabrics produced in these three locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China. In the past fiscal year, sales of non-U.S. produced upholstery accounted for approximately 94% of our upholstery fabric sales. Our China facilities near Shanghai include fabric sourcing, finishing, warehousing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers. We continue to expand our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market. The U.S. facility in South Carolina produces a variety of woven upholstery fabrics, including velvets and certain decorative fabrics.

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

After six consecutive years of sales growth, sales declined in fiscal 2016 and 2017, mainly as a result of challenging demand conditions for upholstered furniture, before increasing by 10% in fiscal 2018.  Our higher sales in fiscal 2018 were supported by our efforts to expand the breadth of this segment’s customer base to include more residential furniture manufacturers, including customers in international markets, as well as the growing success of our line of performance fabrics, such as LiveSmart.  We believe our success over the longer term is due largely to a business strategy that has included: 1) innovation in a low- cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.

Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture and meet continually changing demand levels and consumer preferences.  In recent years, we have implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market.  One result of these efforts was the acquisition during fiscal 2018 of Read Window Products, a supplier of window treatments and other products for the hospitality and commercial industries.  This acquisition represents a significant expansion of our production capabilities in the hospitality market, along with the addition of window treatment installation services.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets. The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components). The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furniture and fabrics market includes fabrics used in the hospitality industry (primarily hotels and motels), upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall coverings. The principal industries into which the company sells products are described below. Currently, a great majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations.  Until recently, the U.S. bedding industry has largely remained a North American-based business, with limited competition from imports.  This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition.  Imports of bedding into the U.S. had been increasing gradually in recent years, but this trend has significantly accelerated over the past year, especially for lower priced bedding.  The result has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers, including Culp, to those manufacturers.

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

Overview of Residential and Commercial Furniture Industry

Sales of residential and commercial furniture were both severely affected by the global economic downturn in fiscal years 2008 and 2009 and have now been in recovery for several years along with the overall economy. The pace of recovery, however, has been uneven and often weak in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 60% to 62% of our total net sales in each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 38% to 40% of our sales for each of the past three fiscal years. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $10.00 per yard.

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

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in North Carolina, one in St. Jerome, Quebec, Canada and a joint venture facility in Haiti.  Over the past ten fiscal years, we made capital expenditures of approximately $74 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Jacquard mattress fabrics and knitted fabrics are produced at both our Stokesdale facility and our St. Jerome plant.  The majority of finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, with the St. Jerome plant providing additional capacity for knit finishing and inspection, along with distribution capabilities.  We have a joint marketing arrangement with a producer of sewn mattress covers for bedding.  This arrangement includes an additional manufacturing facility to produce and market sewn mattress covers.  The mattress cover operation has been further expanded through a joint venture mattress cover facility in Haiti, which began production during the second quarter of fiscal 2018.  In early fiscal 2019, we added an e-commerce manufacturing facility and distribution location in connection with our acquisition of eLuxury.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers. A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp. We are also sourcing some Culp-designed knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform.

Upholstery Fabrics Segment

The upholstery fabrics division currently operates two manufacturing facilities in the U.S. and three in China.  One of the U.S. plants is our recently acquired window treatments production facility in Knoxville, Tennessee.  The other U.S. plant is located in Anderson, South Carolina, and mainly produces velvet upholstery fabrics with some production of certain decorative fabrics.  The company announced in early fiscal 2019 that the Anderson plant would be phased out and closed during the first half of the current fiscal year.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as micro denier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. We source unfinished and finished fabrics, as well as a portion of our cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers. We also source a portion of our yarns for our U.S. operation through our China facilities. The remainder of our yarn is obtained from other suppliers around the world.

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

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics.  We invest significant resources to stay ahead of current design trends, including maintaining a trained and active design staff, investing in research and development activities such as participation in international design shows, and implementing systems for creating and cataloguing new designs. Price point delineation is accomplished through fabric quality as well as variation in design. Additionally, consumers are drawn to the mattress that is the most visually appealing when walking into a retail showroom. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

Mattress fabric designs are not routinely introduced on a scheduled season. Designs are typically introduced upon the request of the customer as they plan introductions to retailers. Additionally, we work closely with our customers on new design offerings around the major furniture markets such as Las Vegas, Nevada, and High Point, North Carolina.

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

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures. This segment purchases synthetic yarns (polyester, acrylic, rayon, and polypropylene), latex adhesives, dyes, and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. From fiscal 2015 and continuing into fiscal 2018, our profitability was aided by lower raw material prices due to lower oil prices, among other factors.  Later in fiscal 2018, we began to experience higher raw material prices.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business today is less seasonal than it once was.  In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the United States during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect has become much less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the U.S.  The timing of the Chinese National Holiday in October and, to a larger extent, the Chinese New Year (which occurs in January or February each year) now have a more significant impact on upholstery sales than the effects of U.S. holiday periods, often causing sales to be higher in advance of these holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers. We believe our principal mattress fabric competitors are BekaertDeslee Textiles, Global Textile Alliance, and several smaller companies producing knitted and other fabric.  In addition, our bedding customers are facing increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics by replacing potential sales of our fabrics to those customers.

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

Employees

As of April 29, 2018, we had 1,392 employees, compared to 1,325 at April 30, 2017.  Overall, our total number of employees has increased steadily over the past five years primarily due to the growth in our mattress fabrics segment. The increase in the number of employees in our upholstery fabrics segment can be attributed to the acquisition of Read Window Products, LLC.

The hourly employees at our manufacturing facility in Canada (approximately 12% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2020.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
Mattress Fabrics Segment	847	793	682	631	592
Upholstery Fabrics Segment
United States	188	148	134	129	129
Poland	-	-	-	-	4
China	353	380	397	424	438
Total Upholstery Fabrics Segment	541	528	531	553	571
Unallocated corporate	4	4	4	4	4
Total	1,392	1,325	1,217	1,188	1,167

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), and Corsicana Bedding.  Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 25% of the company’s overall sales in fiscal 2018.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Franklin Fusion, Jonathan Louis, and La-Z-Boy (La-Z-Boy Residential and England).  Major customers for the company’s fabrics for commercial furniture include Irwin Seating and HON Industries. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for 12% of the company’s consolidated sales in fiscal 2018.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2018		Fiscal 2017		Fiscal 2016

United States	$249,529	77.0%	$241,236	77.9%	$244,930	78.3%
North America	$27,844	8.6%	$29,995	9.7%	$31,667	10.1%
(Excluding USA)(1)
Far East and Asia(2)	40,671	12.6%	34,695	11.2%	31,927	10.2%
All other areas	5,681	1.8%	3,618	1.2%	4,336	1.4%
Subtotal (International)	$74,196	23.0%	$68,308	22.1%	$67,930	21.7%
Total	$323,725	100%	$309,544	100%	$312,860	100%

(1)  Of this amount, $21.9 million, $22.3 million, and $24.2 million are attributable to shipments to Mexico in fiscal 2018, 2017, and 2016, respectively.

(2)  Of this amount, $32.6 million, $26.6 million, and $23.1 million are attributable to shipments to China in fiscal 2018, 2017, and 2016, respectively.

Sales are attributed to individual countries based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 18 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On April 29, 2018, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 4, 2018 was $9.4 million, all of which are expected to be filled during the first quarter of fiscal 2019, compared with $9.2 million as of the end of fiscal 2017 (for confirmed shipping dates prior to June 5, 2017).

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

We rely significantly on operations in distant locations, especially China, and in addition we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey.  At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced.  These changes have caused us to rely on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption.  In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, tariffs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas.  Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries.  Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics from a limited number of strategic suppliers in China, and we operate five upholstery manufacturing facilities in Shanghai, China.  The Chinese economy is characterized by extensive state ownership, control, and regulation.  Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations.  Any changes in policies governing tariffs, imports and exports, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property, and financial regulations could have an adverse effect on our business.  Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform.  Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China.  The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages.  In addition, changes in the political climate or trade policy of the United States, such as increased duties or tariffs on Chinese imports, may adversely affect our business.  Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

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

The company has long-lived assets, primarily consisting of property, plant and equipment, goodwill, and to a lesser extent other intangible assets.  ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  ASC Topic 350 requires that goodwill and other intangible assets be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Although no material write-downs were experienced in the past several fiscal years, we recently announced the closure of our Anderson, SC upholstery fabrics facility during the first quarter fiscal 2019.  Currently, management estimates that the fair market value of our property, plant, and equipment exceeds its carrying value by approximately $400,000, and for this reason, no charge for impairment is expected to be recorded in connection with this decision. However, we are currently working with our customers to fulfill any outstanding or future orders, and through this process, we will be able to determine a good faith estimate of any inventory write-downs.

Our goodwill has increased during fiscal 2018 in connection with our acquisition of Read Window Products, LLC and is expected to increase further due our recent acquisition of eLuxury in the first quarter of fiscal 2019.

There is no assurance that future write-downs of fixed assets, goodwill, or other intangible assets will not occur if business conditions were to deteriorate.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving.  Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings.  In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases.  In particular, many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil.  Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect earnings.  Late in fiscal 2018, we began to experience higher raw material prices and resulting impacts on our profits.  A continuation of this trend would result in continuing downward pressure on our profit margins and earnings.

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

We currently have several customers that account for a substantial portion of our sales.  In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 25% of consolidated net sales in fiscal 2018.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2018, and several other large furniture manufacturers comprised a significant portion of sales.  A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive, and we face significant competition from a large number of competitors, both foreign and domestic.  We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding.  In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company.  The highly competitive nature of our business in both segments means we are constantly subject to the risk of losing market share.  As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins.  Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

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

We increasingly rely on technology systems and infrastructure.  In fiscal 2018, we launched a new platform for direct sales to retailers of bedding accessory products, and in fiscal 2019 we acquired a majority interest in an e-commerce retailer of bedding accessories and other home goods.  Greater dependence on technology systems and e-commerce heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events.  Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons.  With the growing use and rapid evolution of technology, including internet selling, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks.  There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners.  Failures of technology or related systems, or an improper release of confidential information, could damage our business or subject us to unexpected liabilities.

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

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities.  In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials.  Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, quotas and other regulations, are continually changing.  Environmental laws, labor laws, tax regulations, and other regulations continually affect our business.  All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution.  Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in High Point, North Carolina.  As of the end of fiscal 2018 (April 29, 2018), we leased our corporate headquarters and owned or leased sixteen facilities associated with our mattress and upholstery fabric operations. The following is a list of our principal administrative and production facilities. Our facilities listed below are organized by business segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease (1)

• Administrative:
High Point, North Carolina	Upholstery fabric division	29,812	2025
	offices and corporate
	headquarters
• Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and	299,163	Owned
	headquarters office
Stokesdale, North Carolina	Distribution center	220,222	Owned
High Point, North Carolina	Manufacturing	63,522	(2)
High Point, North Carolina	Warehouse and offices	65,886	2020
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
Ouanaminthe, Haiti (3)	Manufacturing	80,000	2025

• Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina	Finished goods distribution	132,000	2019
Burlington, North Carolina	Design center	15,000	2021
Knoxville, Tennessee	Manufacturing and offices	36,700	2033
Shanghai, China	Manufacturing and offices	27,900	2019
Shanghai, China	Manufacturing and offices	68,677	2021
Shanghai, China	Manufacturing and offices	89,857	2020
Shanghai, China	Manufacturing and warehousing	89,861	2021
Shanghai, China	Warehouse and offices	64,583	2020
Shanghai, China	Warehouse	48,610	2021
____________________________________________________
(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.
(3)	This leased facility pertains to our 50% owned joint venture associated with Class International Holdings, Ltd (See note 7 in the notes to the consolidated financial statements for further details).

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
Computershare
P.O. Box 505000
Louisville, KY 40233

Overnight correspondence should be sent to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Prior to July 13, 2017, Culp Inc. common stock was traded on the New York Stock Exchange (NYSE) under the symbol CFI. Effective July 13, 2017, Culp, Inc. common stock commenced trading on the NYSE under the symbol CULP.  As of April 29, 2018, Culp, Inc. had approximately 4,532 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Simon R. Shoucair

Stifel Financial Corp - John A. Baugh, CFA

Stonegate Capital Partners, Inc. – Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 29, 2018 to March 4, 2018	-	$-	-	$5,000,000
March 5, 2018 to April 1, 2018	-	$-	-	$5,000,000
April 2, 2018 to April 29, 2018	-	$-	-	$5,000,000
Total	-	$-	-	$5,000,000

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 13, 2018, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.09 per share. These dividend payments are payable on July 16, 2018, to shareholders of record as of July 2, 2018.

During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2018, 2017, or 2016.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 29, 2018 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of four companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2013 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2018	2017	2016	2015	2014	2018/2017
INCOME STATEMENT DATA
net sales	$323,725	309,544	312,860	310,166	287,162	4.6%
cost of sales	259,092	240,309	247,749	254,599	238,256	7.8%
gross profit	64,633	69,235	65,111	55,567	48,906	-6.6%
selling, general, and administrative expenses	37,172	39,157	36,773	32,778	28,657	-5.1%
income from operations	27,461	30,078	28,338	22,789	20,249	-8.7%
interest expense	94	-	-	64	427	100.0%
interest income	(534)	(299)	(176)	(622)	(482)	78.6%
other expense	1,018	681	616	391	1,261	49.5%
income before income taxes	26,883	29,696	27,898	22,956	19,043	-9.5%
income taxes	5,740	7,339	10,963	7,885	1,596	-21.8%
loss from investment in unconsolidated joint venture	266	23	-	-	-	1056.5%
net income	$20,877	22,334	16,935	15,071	17,447	-6.5%
depreciation	$7,672	7,085	6,671	5,773	5,312	8.3%
weighted average shares outstanding	12,431	12,312	12,302	12,217	12,177	1.0%
weighted average shares outstanding, assuming dilution	12,633	12,518	12,475	12,422	12,414	0.9%
PER SHARE DATA
net income per share - basic	$1.68	1.81	1.38	1.23	1.43	-7.2%
net income per share - diluted	1.65	1.78	1.36	1.21	1.41	-7.3%

dividends per share	$0.55	0.51	0.66	0.62	0.18	7.8%

book value	$13.12	12.03	10.50	9.77	9.12	9.1%
BALANCE SHEET DATA
operating working capital (4)	$49,939	40,869	45,794	41,829	41,120	22.2%
property, plant and equipment, net	51,794	51,651	39,973	36,078	31,376	0.3%
total assets	217,984	205,634	175,142	171,300	160,935	6.0%
capital expenditures	7,439	18,771	10,708	11,174	5,310	-60.4%
dividends paid	6,843	6,280	8,140	7,579	2,204	9.0%
long-term debt, current maturities of long-term debt and line of credit	-	-	-	2,200	4,986	0.0%
shareholders' equity	163,376	148,630	128,812	119,427	111,744	9.9%
capital employed (3)	114,817	98,429	90,357	83,225	80,038	16.6%
RATIOS & OTHER DATA
gross profit margin	20.0%	22.4%	20.8%	17.9%	17.0%
operating income margin	8.5%	9.7%	9.1%	7.3%	7.1%
net income margin	6.4%	7.2%	5.4%	4.9%	6.1%
effective income tax rate	21.4%	24.7%	39.3%	34.3%	8.4%
debt to total capital employed ratio (1) (3)	0.0%	0.0%	0.0%	2.6%	6.2%
operating working capital turnover (4)	7.1	7.3	7.0	7.7	7.0
days sales in receivables	29	29	27	34	35
inventory turnover	4.9	5.0	5.6	6.1	6.0
STOCK DATA
stock price
high	$34.05	37.80	35.23	29.19	21.10
low	26.15	25.57	22.72	16.60	14.93
close	30.10	32.10	26.24	26.02	18.61
P/E ratio (2)
high	21	21	26	24	15
low	16	14	17	14	11
daily average trading volume (shares)	22.1	42.1	67.3	38.6	27.5

(1)	Debt includes long-term and current maturities of long-term debt and line of credit.

(2)	P/E ratios based on trailing 12-month diluted net income per share.

(3)
Capital employed does not include cash and cash equivalents, short-term investments (available for sale), short-term investments (held-to-maturity), long-term investments (held-to-maturity), long-term investments (rabbi trust), current maturities of long-term debt, long-term debt, line of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

(4)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade, account payable - capital expenditures, and deferred revenue.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  Fiscal 2018, 2017, and 2016 each included 52 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources and primarily sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers and with the recent acquisition of Read Window Products we now provide window treatment products and related installation services.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead and incoming freight charges.

Executive Summary

Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 29,2018	April 30, 2017	Change
Net sales	$323,725	$309,544	4.6%
Gross profit	64,633	69,235	(6.6)%
Gross profit margin	20.0%	22.4%	(240	)bp
SG&A expenses	37,172	39,157	(5.1)%
Income from operations	27,461	30,078	(8.7)%
Operating margin	8.5%	9.7%	(120	)bp
Income before income taxes	26,883	29,696	(9.5)%
Income taxes	5,740	7,339	(21.8)%
Net income	20,877	22,334	(6.5)%

Net Sales

Overall, our net sales increased in fiscal 2018 compared with a year ago, with mattress fabric net sales increasing slightly by 1% and upholstery fabric net sales increasing 10%. These results reflect our strategic focus on product innovation and creativity and ability to provide a diverse product mix that meets the changing demands of our customers in both business segments.

Income Before Income Taxes

Despite the increase in net sales noted above, income before income taxes decreased 9.5% compared to the same period a year ago.  This decrease was primarily due to higher operating costs associated with our upholstery fabric operations located in China resulting from unfavorable foreign currency exchange rates that mostly occurred in the second half of fiscal 2018, a decline in profitability in our U.S. upholstery fabric operation located in Anderson, South Carolina, resulting from changing consumer style preferences and reduced customer demand, and disruptions from the consolidation of our U.S. mattress fabric production facilities that occurred during the first half of fiscal 2018. Profits were also affected by lower demand form bedding customers late in fiscal 2018 due to a significant increase in lower priced imported mattresses.

Income Taxes

We recorded income tax expense of $5.7 million, or 21.4% of income before income tax expense, in fiscal 2018 compared with income tax expense of $7.3 million, or 24.7% of income before income tax expense, in fiscal 2017. Our income tax expense of $5.7 million in fiscal 2018 includes an income tax benefit totaling $2.1 million associated with the 2017 Tax Cuts and Jobs Act, which represents an income tax benefit of $4.3 million that pertains to the one-time mandatory repatriation tax, partially offset by a $2.2 million income tax charge for the re-measurement of our U.S. deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate. Our income tax expense of $7.3 million in fiscal 2017 included an income tax benefit totaling $3.4 million pertaining to the reversal of an uncertain income tax position associated with a foreign jurisdiction in which the statute of limitations expired.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At April 29, 2018, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $54.5 million compared with $54.2 million at April 30, 2017. The slight increase from the end of fiscal 2017 was primarily due to net cash provided by operating activities of $27.5 million, mostly offset by $11.8 million in capital expenditures (of which $3.8 million was vendor financed) that were mostly associated with our mattress fabric segment, $4.5 million used for the acquisition of Read Window Products, LLC, and $661,000 for our investment in a joint venture located in Haiti, $6.8 million to our shareholders in the form of regular quarterly and special dividend payments, $1.9 million in contributions to our Rabbi Trust that funds our deferred compensation plan, and $1.5 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards.

Our net cash provided by operating activities of $27.5 million in fiscal 2018 decreased $6.6 million compared with $34.1 million in fiscal 2017. The decrease is primarily due to decreased income from operations noted above.

At April 29, 2018, we did not have any borrowings outstanding under our revolving credit agreements.

Dividend Program

On June 13, 2018, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.09 per share. These dividend payments are payable on July 16, 2018, to shareholders of record as of July 2, 2018.

During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share.

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

Common Stock Repurchases

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During fiscal 2018 and 2017, there were no repurchases of our common stock. During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter.

At April 29, 2018, we had $5.0 million available for additional repurchases of our common stock

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.0	77.6	79.2
Gross profit	20.0	22.4	20.8
Selling, general and administrative expenses	11.5	12.7	11.7
Income from operations	8.5	9.7	9.1
Interest income, net	0.1	0.1	0.0
Other expense	(0.3)	(0.2)	(0.2)
Income before income taxes	8.3	9.6	8.9
Income taxes *	21.4	24.7	39.3
Loss from investment in unconsolidated joint venture	0.1	0.0	0.0
Net income	6.4%	7.2%	5.4%

* Calculated as a percentage of income before income taxes.

2018 compared with 2017

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 29,2018	April 30, 2017	Change

Net sales	$192,597	$190,805	0.9%
Gross profit	38,797	43,065	(9.9)%
Gross profit margin	20.1%	22.6%	(250	)bp
SG&A expenses	12,935	13,685	(5.5)%
Income from operations	25,861	29,380	(12.0)%
Operating margin	13.4%	15.4%	(200	)bp

Net Sales

Although overall mattress fabrics sales increased slightly in fiscal 2018 compared to the prior year, our sales decreased 4.7% during the fourth quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017.   Our mattress fabrics net sales reflected more challenging market conditions with soft demand trends across the bedding industry and the impact of lower-priced imported mattresses that occurred during the fourth quarter.

Our strategic focus on product innovation and creativity allows us to provide a diverse product mix that meets the changing demands of our customers across most price points. Importantly, our net sales for fiscal 2018 reflected continued growth in our mattress cover business known as CLASS. The growth in CLASS has allowed us to develop new products with existing customers and reach new customers and additional market segments, particularly the boxed bedding space.

Currently, we expect the soft demand trends and the impact of lower-priced imported mattresses to continue into our first half of fiscal 2019.

Gross Profit and Operating Income

Overall

The decrease in mattress fabrics profitability primarily reflects higher operating costs that were incurred in the first half of fiscal 2018 and were associated with production disruptions during a transition period of substantial capital investment and supply chain enhancements designed to improve our operations and product delivery performance.

Below is a summary of our significant capital projects and improvements that were ongoing in fiscal 2017 and were completed as of the second quarter of fiscal 2018:

•	Our building expansion projects in North Carolina, including a new distribution center and knitted fabric plant consolidation, were completed during the first quarter of fiscal 2018

•	All of our knitting and other fabric forming equipment was relocated into our expanded facility located in North Carolina and placed into service as of the end of our second quarter of fiscal 2018.

•
We completed the relocation of our CLASS production platform to an existing facility in High Point, North Carolina, as of the end of our second quarter of fiscal 2018. We believe this relocation will provide a more efficient and streamlined production flow and access to a larger labor pool. Additionally, this facility includes expanded showroom and production development space.

•
We completed expansion of our Canadian operations in the fourth quarter of fiscal 2017, with additional finishing equipment and a new distribution center that will allow us to ship directly to our customers in Canada.

With these operational improvements behind us, we are now focused on further refinement of our overall inspection and quality processes to support our continuous improvement initiatives. We expect to realize greater operating efficiencies from these changes going forward.

Business Combination - eLuxury, LLC

Effective June 22, 2018, after the end of the fiscal year, we acquired a majority interest in eLuxury, an internet company offering bedding accessories and home goods directly to consumers. The company's primary products include a line of mattress pads manufactured at eLuxury’s facility in Evansville, Indiana. eLuxury also offers handmade platform beds,  cotton bed sheets,  and other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon and other leading online retailers for specialty home goods.

We believe this acquisition will provide a new sales channel for the bedding accessory category and will expand our opportunity to participate in the rapidly growing e-commerce direct-to-consumer space.  This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing and distribution capabilities.  We also have an opportunity to market our new line of bedding accessories, marketed under the brand name, 'Comfort Supply Company by Culp', as well as other finished products that we may develop, including items made from upholstery fabrics, through this e‑commerce platform.

The estimated purchase price for this acquisition is $12.5 million, of which $11.6 million was paid at closing, with the remaining $874,000 amount to be paid based on hold back provisions defined in the purchase agreement. The agreement contains a contingent consideration arrangement that requires us to pay the seller based on adjusted EBITDA to be determined over a three-year period in relation to a pre-established adjusted EBITDA target. We are currently performing our preliminary valuation of the allocation of the purchase price among the assets and equity interest acquired and liabilities assumed.

Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park on the northeast border of Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform (see note 7 located in the notes to the consolidated financial statements for further details).

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, investment in an unconsolidated joint venture, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	April 29,2018	April 30, 2017	% Change
Accounts receivable and inventory	$43,935	$47,038	(6.6)%
Property, plant & equipment	48,797	48,916	(0.2)%
Goodwill	11,462	11,462	0.0%
Investment in unconsolidated joint venture	1,501	1,106	35.7%
Non-compete agreement	753	828	(9.1)%
Customer Relationships	613	664	(7.7)%

Accounts Receivable & Inventory

As of April 29, 2018, accounts receivable and inventory decreased $3.1 million or 6.6%, compared with April 30, 2017. This decrease is primarily due to the decrease in sales volume during the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017 noted above.

Property, Plant & Equipment

The $48.8 million at April 29, 2018, represents property, plant and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

As of April 29, 2018, property, plant, and equipment was flat compared with April 30, 2017. The mattress fabric segment incurred depreciation expense of $6.8 million and had capital spending of $6.7 million in fiscal 2018.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of CLIH noted above.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at April 29, 2018, compared with April 30, 2017, are primarily due to amortization expense in fiscal 2018.

Upholstery Fabrics Segment

Net Sales

		Twelve Months Ended
(dollars in thousands)	April 29, 2018		April 30, 2017		% Change

Non-U.S. Produced	$122,635	94%	$109,012	92%	12.5%
U.S Produced	8,493	6%	9,727	8%	(12.6)%
Total	$131,128	100%	$118,739	100%	10.4%

The increase in upholstery fabric net sales reflects our product-driven strategy with a sustained focus on innovation and creative designs, supported by our manufacturing platform located in China. Our ability to provide a diverse product offering has allowed us to reach new market segments. Our results reflect the success of this strategy, highlighted by expanded sales of LiveSmart®, our popular “performance” line of highly durable stain-resistant fabric. We have recently launched a new website specifically to promote this innovative product line, along with a more aggressive marketing campaign.

Also, we achieved continued sales growth in fabrics designed for the hospitality market. In order to take advantage of the growth opportunities in the hospitality market, we completed the acquisition of Read Window Products, LLC during the fourth quarter of fiscal 2018 (see below for further details).

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 29,2018	April 30, 2017	Change

Gross profit	$25,836	$26,170	(1.3)%
Gross profit margin	19.7%	22.0%	(230	)bp
SG&A expenses	14,881	15,079	(1.3)%
Income from operations	10,956	11,091	(1.2)%
Operating margin	8.4%	9.3%	(90	)bp

Despite the increase in net sales noted above, our profitability in upholstery fabrics decreased in fiscal 2018 compared with the same period a year ago. The decrease in profitability was primarily due to higher operating costs associated with our operations located in China resulting from unfavorable foreign exchange rates experienced in the second half of fiscal 2018,  and a decline in profitability associated with our U.S. upholstery fabric operation located in Anderson, South Carolina, resulting from changing consumer style preferences and reduced customer demand for products made in this facility. (see below for further details regarding closure of our Anderson, South Carolina plant facility).

Business Combination - Read Window Products, LLC

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Agreement) to acquire certain assets and assume certain liabilities of Read Window Products, Inc. (Read), a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments offering measuring, sourcing, fabrication and installation services. Read’s custom product line includes motorization, shades, drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line will allow us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on Apri1 1, 2018, $375,000 was paid in May 2018, and $763,000 is to be paid in June in 2019, subject to certain conditions as defined in the Agreement.

The Agreement contains a contingent consideration arrangement that requires us to pay the former shareholder of Read based on adjusted EBITDA as defined in the agreement for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target. Based on historical and projected financial results in relation to the pre-established adjusted EBITDA target, we currently believe a contingent payment will not be made, and therefore, no contingent liability has been recorded.

The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

dollars in thousands)	Fair Value
Customer relationships (Note 8)	$2,247
Goodwill (Note 6)	2,107
Inventory	1,128
Accounts receivable	897
Tradename (Note 8)	683
Property, plant & equipment	379
Other assets	35
Deferred revenue	(903)
Accounts payable	(719)
Accrued expenses	(174)
$5,680

We recorded customer relationships at fair market value based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life. We recorded the tradename at fair market based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from three to ten years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

The following unaudited pro forma consolidated results of operations for the years ending April 29, 2018 and April 30, 2017 have been prepared as if the acquisition of Read had occurred at May 2, 2016.

	Years ended
(dollars in thousands, except per share data)	April 29, 2018	April 30, 2017
Net Sales	$334,953	$321,398
Income from operations	26,799	30,441
Net income	20,455	22,552
Net income per share, basic	1.65	1.83
Net income per share, diluted	1.62	1.80

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Actual revenue and net income for the month of April 2018 were included in our Consolidated Statement of Net Income and totaled $880,000 and $5,000, respectively.

Exit and Disposal Activity

On June 12, 2018, our board of directors decided to close our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure is due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences. We expect to close the facility by October 30, 2018.  This action is expected to result in estimated cash charges of approximately $450,000 for employee termination costs, and an undetermined non-cash charge associated with write-downs of inventory. During this transition period, we will be working with our customers to fulfill any outstanding and future orders, and through this process we will be able to determine a good faith estimate of any write-downs of inventory.  Currently, management estimates that the fair market value of the long-lived assets at this facility exceeds their carrying amount of approximately $400,000, and for this reason no charge for impairment of long-lived assets is expected to be recorded in connection with this decision.

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and goodwill, customer relationships, and tradename in connection with the acquisition of Read.

(dollars in thousands)	April 29,2018	April 30, 2017	% Change
Accounts receivable and inventory	$35,826	$29,021	23.4%
Customer relationships	2,226	-	100.0%
Goodwill	2,107	-	100.0%
Tradename	683	-	100.0%
Property, plant & equipment	2,445	1,879	30.1%

Accounts Receivable & Inventory

As of April 29, 2018, accounts receivable and inventory increased $6.8 million, or 23%, or compared with April 30, 2017. This increase is primarily due to the increased sales volume during the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017 and accounts receivable and inventory totaling $2.0 million that was acquired from Read as noted above.

Property, Plant & Equipment

The $2.4 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $1.8 million and located in China of $661,000. The $1.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $655,000.

Customer Relationships, Goodwill, and Tradenname

Our customer relationships, goodwill, and tradename intangible assets were acquired in connection with the acquisition of Read as noted above.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 29,2018	April 30, 2017	% Change

SG&A expenses	$37,172	$39,157	(5.1)%
Interest expense	94	-	100.0%
Interest income	534	299	78.6%
Other expense	1,018	681	49.5%

Selling, General and Administrative Expenses

SG&A expenses for fiscal 2018 compared with the fiscal 2017 included lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets, partially offset by the following items that increased SG&A expenses:

•	Non-recurring charges associated with the consolidation of our mattress production facilities that were primarily incurred during the first half of fiscal 2018.

•	Non-recurring legal and other professional fees incurred that relate to acquisition activity.

Interest Expense

Interest costs incurred were $194,000 during fiscal 2018 compared with $158,000 for the same period a year ago. Our interest costs during fiscal 2018 and 2017 pertain to borrowings associated with our U.S. revolving line of credit and with the construction of a new building associated with our mattress fabrics segment (Refer to Notes 11 and 12 located in the notes to the consolidated financial statements for further details).

The interest costs incurred during fiscal 2018 were partially offset by interest costs totaling $100,000 for the construction of qualifying fixed assets that were capitalized through the second quarter. Interest costs incurred during fiscal 2017 were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized. Interest costs that have been capitalized will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased during fiscal 2018 compared with the same period a year ago. The increase in interest income was due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that primarily ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

Other Expense

Other expense increased during fiscal 2018 compared with the same period a year ago. This increase was mostly due to unfavorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.7 million, or 21.4% of income before income tax expense, in fiscal 2018 compared with income tax expense of $7.3 million, or 24.7% of income before income tax expense, in fiscal 2017. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017
federal income tax rate	30.4%	34.0%
tax effects of the 2017 Tax Cuts and Jobs Act	(7.6)	-
tax effects of Chinese foreign exchange (losses) gains	(2.8)	1.6
reversal of foreign uncertain income tax position	-	(11.6)
tax effects of stock-based compensation	(1.8)	-
undistributed earnings from foreign subsidiaries	3.7	-
other	(0.5)	0.7
	21.4%	24.7%

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

The corporate income tax rate reduction is effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we are subject to IRS rules relating to transitional income tax rates. As a result, our fiscal 2018 federal statutory rate is a blended income tax rate of 30.4%. For fiscal 2019 and beyond, we will utilize the enacted U.S. federal corporate income tax rate of 21%.

The key impacts of the Tax Act on our financial statements for fiscal 2018 were the re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries. While we have not yet completed our assessment of the effects of the Tax Act, we were able to determine reasonable estimates for the impacts of the key items specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Our estimates may change and revisions to these estimates will be recorded during the measurement period allowed by SAB 118, which is not to extend beyond one year from the Enactment Date.

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures regarding our assessments and provisional estimates recorded with regard to the Tax Act during fiscal 2018.

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

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of April 29, 2018 and April 30, 2017, respectively.

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

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of April 29, 2018 and April 30, 2017, respectively.

Uncertainty in Income Taxes

At April 29, 2018, we had a $844,000 total gross unrecognized income tax benefit, of which $379,000 and $465,000 were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. Our gross unrecognized income tax benefit of $844,000 relates to double taxation under applicable income tax treaties with foreign tax jurisdictions, in which currently, significant change is not expected within the next fiscal year.

United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2014 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2013 and subsequent.

During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. This examination was completed during the fourth quarter of fiscal 2018 with final adjustments totaling $4,000.

During the fourth quarter of fiscal 2016, the Internal Revenue Service commenced and examination of our U.S. Federal income tax returns for fiscal years 2014 through 2016. This examination was effectively settled during the fourth quarter of fiscal 2018 with no adjustment.

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

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

We reported income tax expense of $5.7 million and $7.3 million in fiscal 2018 and 2017, respectively. However, our income tax payments totaled $4.0 million and $5.5 million for fiscal 2018 and 2017, respectively. These income tax payments primarily relate to our subsidiaries located in China and Canada.

As a result of the Tax Act noted above, we do expect to start making income tax payments associated with the Transition Tax in fiscal 2019. Taxpayers can elect to pay the Transition Tax over a period of eight years, and we intend to make this election. Additionally, as part of the Tax Act, we expect to elect out of using U.S. federal net loss operating carryforwards to offset the Transition Tax in order to fully utilize our foreign tax credits. As a result, we have $7.4 million of U.S. federal net operating loss carryforwards to apply against fiscal 2019 taxable income. This fact, coupled with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2019.

2017 compared with 2016

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 30, 2017	May 1, 2016	Change

Net sales	$190,805	$186,419	2.4%
Gross profit	43,065	38,718	11.2%
Gross profit margin	22.6%	20.8%	180	bp
SG&A expenses	13,685	12,223	12.0%
Income from operations	29,380	26,496	10.9%
Operating margin	15.4%	14.2%	120	bp

Net Sales

During fiscal 2017, mattress fabrics segment reported year-over-year improvement in net sales, in spite of the ongoing issues that surrounded the mattress industry and a soft retail sales environment. Our focus on design and innovation were a top priority and allowed us to have a favorable product mix of mattress fabrics and cut and sew covers across most price points and style trends. Our mattress cover business, known as CLASS,  continued to perform well. The growth in CLASS allowed us to develop new products with existing customers and reach new customers and additional market segments, especially the growing Internet ‘bed in a box’ space.

Gross Profit and Operating Income

Overall

Our mattress fabric gross profit and operating income increased in fiscal 2017 compared to fiscal 2016. The increase in operating income reflected lower raw material costs and benefits from our capital investments. Additionally, operating income for mattress fabrics was negatively affected by SG&A expenses relating to higher inventory warehousing costs, design and sales expenses, and plant facility consolidation charges totaling $560,000 in fiscal 2017.

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

Accounts Receivable & Inventory

As of April 30, 2017, accounts receivable and inventory increased $3.6 million compared with May 1, 2016. This increase was due to an increase in inventory of $2.5 million, as a result of having higher inventory levels to meet expected demand trends for new production introductions, and a $1.1 million increase in accounts receivable due to the extension of discount credit terms with certain key customers that occurred in the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $48.9 million at April 30, 2017, represented property, plant and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively. The $37.5 million at May 1, 2016, represented property, plant, and equipment of $24.8 million and $12.7 million located in the U.S. and Canada, respectively.

As of April 30, 2017, property, plant, and equipment increased $11.4 million compared with May 1, 2016. This increase was due to capital expenditures of $17.6 million that primarily relate to the construction of a new building (see Note 12 of the consolidated financial statements for further details) and purchases and installation of machinery and equipment, partially offset by depreciation expense of $6.2 million for fiscal 2017.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of CLIH noted above.

Non-Compete Agreement and Customer Relationships

The decreases in carrying values of our non-compete agreement and customer relationships at April 30, 2017 compared with May 1, 2016, are primarily due to amortization expense in fiscal 2017.

Upholstery Fabrics Segment

Net Sales

		Twelve Months Ended
(dollars in thousands)	April 30, 2017		May 1, 2016		% Change

Non U.S. Produced	$109,012	92%	$115,167	91%	(5.3)%
U.S Produced	9,727	8%	11,274	9%	(13.7)%
Total	$118,739	100%	$126,441	100%	(6.1)%

Our decrease in net sales reflected the soft retail environment for residential furniture that persisted for most of fiscal 2017 and our strategy to enhance both our customer and product mix to improve our profitability with a focus on design and innovation.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 30, 2017	May 1, 2016	Change

Gross profit	$26,170	$26,393	(0.8)%
Gross profit margin	22.0%	20.9%	110	bp
SG&A expenses	15,079	15,094	(0.1)%
Income from operations	11,091	11,298	(1.8)%
Operating margin	9.3%	8.9%	40	bp

Despite the decrease in net sales noted above, our gross profit and operating margins increased in fiscal 2017 compared with the same period a year earlier. This trend reflected our strategy to enhance both our customer and product mix to improve our profitability, and lower operating expenses associated with our operations located in China resulting from more favorable currency exchange rates.

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

Property, Plant & Equipment

The $1.9 million at April 30, 2017, represented property, plant, and equipment located in the U.S. of $1.2 million and located in China of $655,000. The $1.6 million at May 1, 2016, represented property, plant, and equipment located in the U.S. of $893,000 and located in China of $671,000.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 30, 2017	May 1, 2016	% Change

SG&A expenses	$39,157	$36,773	6.5%
Interest income	299	176	69.9%
Other expense	681	616	10.6%

Selling, General and Administrative Expenses

The increase in SG&A expenses for fiscal 2017 compared with fiscal 2016, was primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets. This increase was also due to higher inventory warehousing costs, design and sales expenses, and non-recurring plant facility consolidation charges totaling $560,000 for fiscal 2017 that were associated with our mattress fabrics segment.

Interest Expense

Interest costs incurred were $158,000 and $58,000 during fiscal 2017 and 2016, respectively. The interest costs incurred were fully offset by interest costs for the construction of qualifying fixed assets that were capitalized and will be amortized over the related assets’ useful lives.

Interest Income

Interest income increased during fiscal 2017 compared with fiscal 2016. The increase was due to management’s decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

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

	2017	2016
federal income tax rate	34.0%	34.0%
tax effects of Chinese foreign exchange gains	1.6	4.4
reversal of foreign uncertain income tax position	(11.6)	-
other	0.7	0.9
	24.7%	39.3%

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance (available for sale) totaling $23.7 million at April 29,2018, cash flow from operations, and current availability under our revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

At April 29, 2018, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $54.5 million compared with $54.2 million at April 30, 2017. The slight increase from the end of fiscal 2017 was primarily due to net cash provided by operating activities of $27.5 million, mostly offset by $11.8 million in capital expenditures (of which $3.8 million was vendor financed) that were mostly associated with our mattress fabric segment, $4.5 million used for the acquisition of Read Window Products, LLC, and $661,000 for our investment in a joint venture located in Haiti, $6.8 million to our shareholders in the form of regular quarterly and special dividend payments, $1.9 million in contributions to our Rabbi Trust that funds our deferred compensation plan, and $1.5 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards.

Our net cash provided by operating activities of $27.5 million in fiscal 2018 decreased $6.6 million compared with $34.1 million in fiscal 2017. The decrease is primarily due to decreased income from operations.

At April 29, 2018, we did not have any borrowings outstanding under our credit agreements.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support operational requirements, potential acquisitions, to mitigate our risk related to foreign exchange rate fluctuations, and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
Cayman Islands	$31,000	$34,965
United States	10,537	2,228
China	9,221	12,722
Canada	3,715	4,268
	$54,473	$54,183

Currently, we are holding a significant amount of our cash and investments with our international holding company located in the Cayman Islands. Our cash and investments located in this jurisdiction stemmed from accumulated earnings and profits (totaling $50.4 million as of April 29, 2018) that were distributed from our subsidiaries located in China. Our cash and investments held in the Cayman Islands are currently expected to be used for the following business purposes:

•	Mitigate our risk related to foreign exchange rate fluctuations for assets and liabilities denominated in Chinese Yuan Renminbi by holding more cash and investments denominated in U.S. dollars.

•	Fund any potential acquisitions.

•
Repatriate earnings and profits generated from our China operations to the U.S. parent for various strategic purposes. Currently, we have repatriated accumulated earnings and profits residing in the Cayman Islands totaling $19.9 million as of April 29, 2018.

During the second quarter of fiscal 2017, management decided to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

Dividend Program

On June 13, 2018, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.09 per share. These dividend payments are payable on July 16, 2018, to shareholders of record as of July 2, 2018.

During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share.

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

During fiscal 2018 and 2017, there were no repurchases of our common stock.

At April 29, 2018, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at April 29, 2018, were $26.3 million, an increase of $1.7 million or 7%, compared with $24.6 million at April 30, 2017. This increase in our accounts receivable primarily related to our upholstery fabrics segment and resulted from an increase in net sales in the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017, as well as accounts receivable totaling $897,000 that were acquired from Read. Days’ sales in receivable were 30 days and 29 days during the fourth quarters of fiscal 2018 and 2017, respectively.

Inventories at April 29, 2018 were $53.5 million, an increase of 4%, compared with $51.5 million at April 30, 2017. This increase was primarily due to an increase in the upholstery fabric segment’s inventory of $4.8 million, resulting from increased sales volume in the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017, as well as inventory totaling $1.1 million that was acquired from Read. The increase in the upholstery fabrics segment’s inventory was partially offset by a decrease in the mattress fabric segment’s inventory of $2.8 million, resulting from decreased sales volume in the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017. Inventory turns were 4.8 and 5.0 during the fourth quarters of fiscal 2018 and 2017, respectively.

Accounts payable-trade at April 29, 2018, were $27.2 million, a decrease of 6% compared with $29.1 million at April 30, 2017. This decrease was primarily due to a decrease in the mattress fabric segment’s accounts payable of $2.7 million, resulting from decreased sales volume in the fourth quarter of fiscal 2018 compared with fiscal 2017, partially offset by accounts payable totaling $719,000 that was assumed from Read.

Operating working capital (accounts receivable and inventories, less deferred revenue and accounts payable –trade and capital expenditures) was $49.9 million at April 29, 2018, compared with $40.9 million at April 30, 2017. Operating working capital turnover was 7.1 in fiscal 2018 compared to 7.3 in fiscal 2017.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving credit lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk related to foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes. Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At April 29, 2018, we were in compliance with all of our financial covenants.

Refer to Note 11 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Capital expenditures	$2,003	-	-	-	-	-	$2,003
Accounts payable -
capital expenditures	1,776	-	-	-	-	-	1,776
Operating leases	2,640	1,893	1,061	181	10	-	5,785
Interest expense	19	-	-	-	-	-	19
Total (1)	$6,438	1,893	1,061	181	10	-	$9,583

Note:  Payment Obligations by End of Each Fiscal Year

(1)
At April 29, 2018, we had $844,000 of total gross unrecognized tax benefits, of which $379,000 and $465,000  were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $844,000 in total gross unrecognized tax benefits, $379,000 would not be subject to cash payments due to the company’s U.S. federal net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $11.8 million (of which $3.8 million was vendor financed) for fiscal 2018, compared with $12.9 million (of which $1.1 million was vendor financed) for fiscal 2017. Capital expenditures for fiscal 2018 and 2017 mostly related to our mattress fabrics segment.

Depreciation expense was $7.7 million for fiscal 2018 compared with $7.1 million for fiscal 2017. Depreciation expense for fiscal 2018 and 2017 mostly related to our mattress fabrics segment.

For fiscal 2018, we are currently projecting capital expenditures to be in the range of $6 million to $7 million. Depreciation expense for the company as a whole is projected to be $8.0 million for fiscal 2018. The estimated capital expenditures and depreciation expense for fiscal 2018 primarily relate to our mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

At April 29, 2018, we had total amounts due regarding capital expenditures totaling $1.8 million, of which $1.4 million is financed and pertains to completed work for the construction of a new building (see below). The total $1.8 million amount is required to be paid in full in fiscal 2019.

At April 30, 2017, we had total amounts due regarding capital expenditures totaling $6.1 million, of which $5.1 million was financed and pertained to completed work for the construction of a new building (see below). Of the total $6.1 million, $4.8 million and $1.3 million were required to be paid in fiscal 2018 and 2019, respectively.

Purchase Commitments - Capital Expenditures

At April 29, 2018, we had open purchase commitments to construct a building and equipment for our mattress fabrics segment totaling $3.4 million. The 3.4 million includes $1.4 million (all of which represents completed work) associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that expands our distribution capabilities and office space at a current cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016, $4.3 million in fiscal 2017, $3.7 million in fiscal 2018, and $1.4 million in fiscal 2019 (which was paid in May 2018). Interest was charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that was charged on the outstanding installment payments, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month.

This new building was placed into service July 2017 (our first quarter of fiscal 2018).

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.6 million, $4.6 million, and $4.2 million, in fiscal 2018, 2017, and 2016, respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $60.0 million or 18.5% of net sales, in fiscal 2018, $64.6 million or 20.9% of net sales, in fiscal 2017, and $60.9 million, or 19.5% of net sales, in fiscal 2016.

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

Accounts Receivable - Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers. As of April 29, 2018, accounts receivable from furniture manufacturers totaled $11.1 million, and accounts receivable from bedding manufacturers totaled 15.2 million.  Additionally, as of April 29, 2018, the aggregate accounts receivable balance of our ten largest customers was $13.8 million, or 52% of trade accounts receivable. One customer within the upholstery fabrics segment accounted for 13% of consolidated accounts receivable at April 29, 2018. Two customers within the mattress fabrics segment represented 20% of consolidated accounts receivable at April 29, 2018.

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

The reserve balance for doubtful accounts was $357,000 and $414,000 at April 29, 2018, and April 30, 2017, respectively.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business.  Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain patterns.  As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen-month categories.  We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values. While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

The reserve for inventory markdowns was $4.1 million and $3.4 million at April 29, 2018, and April 30, 2017, respectively.

Goodwill

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

At April 29, 2018, our goodwill totaled $13.6 million, of which $11.5 million and $2.1 million related to the mattress fabrics and upholstery fabrics segments, respectively.

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

Deferred Income Taxes – Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of April 29, 2018 and April 30, 2017.

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

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for accumulated earnings and profits from a 10% owned foreign corporation. Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by foreign subsidiaries at the time their accumulated earnings and profits are distributed.

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of April 29, 2018 and April 30, 2017, respectively.

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

Refer to Note 10 located in the notes to the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Stock-Based Compensation

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

Compensation expense for unvested incentive stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. At April 29, 2018, there were 1,200 shares of time vested restricted stock awards that were unvested and no unvested incentive stock options. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Performance goals that were previously deemed probable and subsequently were not or are not expected to be met, previously recognized compensation cost will be reversed. At April 29, 2018, the remaining compensation cost related to our performance based restricted stock units was $1.3 million.

We recorded $2.2 million, $3.4 million, and $2.7 million of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2018, 2017, and 2016, respectively.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aims to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our Consolidated Balance Sheet on a prospective basis. The impact to our results of operations related to this provision during fiscal 2018 was a reduction to income tax expense of $497,000. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $657,000 and $841,000 for fiscal 2017 and 2016, respectively. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $429,000 and $747,000 for fiscal 2017 and 2016, respectively.

Our equity incentive plans are described more fully in Note 13 in the notes to the consolidated financial statements.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2018.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2019 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At April 29, 2018, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 3.36% at April 29, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 29, 2018, there were no borrowings outstanding under any of our revolving credit lines.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at April 29, 2018, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina Corporation) and Subsidiaries (the “Company”) as of April 29, 2018 and April 30, 2017, the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 29, 2018 and April 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 13, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since fiscal 2008.

Charlotte, North Carolina

July 13, 2018

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 29, 2018 and April 30, 2017	2018	2017
ASSETS
current assets:
cash and cash equivalents	$21,228	$20,795
short-term investments - available for sale	2,451	2,443
short-term investments - held to maturity	25,759	-
accounts receivable, net	26,307	24,577
inventories	53,454	51,482
other current assets	2,870	2,894
total current assets	132,069	102,191

property, plant and equipment, net	51,794	51,651
goodwill	13,569	11,462
deferred income taxes	1,458	419
long-term investments - held-to-maturity	5,035	30,945
long-term investments - rabbi trust	7,326	5,466
investment in unconsolidated joint venture	1,501	1,106
other assets	5,232	2,394
total assets	$217,984	$205,634

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$27,237	$29,101
accounts payable - capital expenditures	1,776	4,767
deferred revenue	809	-
accrued expenses	9,325	11,947
income taxes payable	1,437	287
total current liabilities	40,584	46,102

accounts payable - capital expenditures	-	1,322
accrued expenses - long-term	763	-
income taxes payable - long-term	3,758	467
deferred income taxes	2,150	3,593
deferred compensation	7,353	5,520
total liabilities	54,608	57,004

commitments and contingencies (notes 11 and 12)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,450,276 at
April 29, 2018 and 12,356,631 at April 30, 2017	623	618
capital contributed in excess of par value	48,203	47,415
accumulated earnings	114,635	100,601
accumulated other comprehensive loss	(85)	(4)
total shareholders' equity	163,376	148,630
total liabilities and shareholders' equity	$217,984	$205,634

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended April 29, 2018, April 30, 2017 and May 1, 2016

(dollars in thousands, except per share data)	2018	2017	2016

net sales	$323,725	$309,544	$312,860
cost of sales	259,092	240,309	247,749
gross profit	64,633	69,235	65,111

selling, general and administrative expenses	37,172	39,157	36,773
income from operations	27,461	30,078	28,338

interest expense	94	-	-
interest income	(534)	(299)	(176)
other expense	1,018	681	616
income before income taxes	26,883	29,696	27,898
income tax expense (note 10)	5,740	7,339	10,963
loss from investment in unconsolidated joint venture (note 7)	266	23	-
net income	$20,877	$22,334	$16,935

net income per share-basic	$1.68	$1.81	$1.38
net income per share-diluted	$1.65	$1.78	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended April 29, 2018, April 30, 2017 and May 1, 2016

	2018	2017	2016

Net income	$20,877	$22,334	$16,935

Other comprehensive (loss) income

Loss on foreign currency cash flow hedge instrument, net of tax	(55)	-	-

Unrealized (losses) gains on investments

Unrealized holding (losses) gains on investments, net of tax	(26)	128	(176)

Reclassification adjustment for realized loss included in net income	-	12	127

	(26)	140	(49)

Total other comprehensive (loss) income	(81)	140	(49)

Comprehensive income	$20,796	$22,474	$16,886

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed		other	total
For the years ended April 29, 2018,	stock	stock	in excess of	accumulated	comprehensive	shareholders'
April 30, 2017 and May 1, 2016	shares	amount	par value	earnings	loss	equity

balance, May 3, 2015	12,219,121	$611	$43,159	$75,752	$(95)	$119,427
net income	-	-	-	16,935	-	16,935
stock-based compensation	-	-	2,742	-	-	2,742
unrealized loss on investments	-	-	-	-	(49)	(49)
excess tax benefit related to stock-based
compensation	-	-	841	-	-	841
common stock repurchased	(100,776)	(5)	(2,392)	-	-	(2,397)
common stock issued in connection with vesting
of performance-based restricted stock units	115,855	6	(6)			-
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	54,500	3	197	-	-	200
common stock issued surrendered for
withholding taxes payable	(26,211)	(1)	(746)	-	-	(747)
dividends paid	-	-	-	(8,140)	-	(8,140)
balance, May 1, 2016	12,265,489	614	43,795	84,547	(144)	128,812
net income	-	-	-	22,334	-	22,334
stock-based compensation	-	-	3,358	-	-	3,358
unrealized gain on investments	-	-	-	-	140	140
excess tax benefit related to stock-based
compensation	-	-	657	-	-	657
common stock issued in connection with vesting
of performance-based restricted stock units	49,192	2	(2)	-	-	-
fully vested common stock award	4,800	-	-	-	-	-
common stock issued in connection
with exercise of stock options	68,000	3	585	-	-	588
common stock surrendered for the cost of stock option
excercises and withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)
dividends paid	-	-	-	(6,280)	-	(6,280)
balance, April 30, 2017	12,356,631	618	47,415	100,601	(4)	148,630
net income	-	-	-	20,877	-	20,877
stock-based compensation	-	-	2,212	-	-	2,212
loss on foreign currency cash flow hedge instrument					(55)	(55)
unrealized loss on investments	-	-	-	-	(26)	(26)
common stock issued in connection with vesting
of performance-based restricted stock units	118,845	6	(6)	-	-	-
fully vested common stock award	4,800	-	-	-	-	-
common stock issued in connection with vesting
of time-based restricted stock units	1,200	-	-			-
common stock issued in connection
with exercise of stock options	15,600	1	110	-	-	111
common stock issued surrendered for
withholding taxes payable	(46,800)	(2)	(1,528)	-	-	(1,530)
dividends paid				(6,843)		(6,843)
balance, April 29, 2018	12,450,276	$623	$48,203	$114,635	$(85)	$163,376

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 29, 2018, April 30, 2017, and May 1, 2016
(dollars in thousands)	2018	2017	2016

cash flows from operating activities:
net income	$20,877	$22,334	$16,935
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	7,672	7,085	6,671
amortization of other assets	351	244	170
stock-based compensation	2,212	3,358	2,742
deferred income taxes	(2,482)	4,667	4,192
gain on sale of equipment	-	(131)	(35)
loss from investment in unconsolidated joint venture	266	23	-
realized loss on sale of short-term investments	-	12	127
foreign currency exchange losses (gains)	66	78	(40)
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(299)	(1,555)	4,476
inventories	(24)	(5,437)	(4,407)
other current assets	226	(495)	(206)
other assets	(81)	30	(46)
accounts payable-trade	(4,028)	5,828	(3,785)
accrued expenses and deferred compensation	(1,562)	992	1,498
deferred revenue	(94)	-	-
income taxes	4,373	(2,966)	91
net cash provided by operating activities	27,473	34,067	28,383

cash flows from investing activities:
capital expenditures	(8,005)	(11,858)	(11,475)
net cash paid for acquisition of assets	(4,541)	-	-
investment in unconsolidated joint venture	(661)	(1,129)	-
purchase of short-term investments	(49)	(44)	(104)
proceeds from the sale of short-term investments	-	2,000	5,612
purchase of long-term investments (held-to-maturity)	-	(31,020)	-
purchase of long-term investments (rabbi trust)	(1,902)	(1,351)	(1,649)
proceeds from the sale of long-term investments (rabbi trust)	57	-	-
payments on life insurance policies	(18)	(18)	(18)
proceeds from the sale of equipment	6	141	233
net cash used in investing activities	(15,113)	(43,279)	(7,401)

cash flows from financing activities:
proceeds from lines of credit	19,000	9,000	7,000
payments on lines of credit	(19,000)	(9,000)	(7,000)
payments on vendor-financed capital expenditures	(3,750)	(1,050)	-
payments on long-term debt	-	-	(2,200)
debt issuance costs	-	(2)	(134)
repurchases of common stock	-	-	(2,397)
dividends paid	(6,843)	(6,280)	(8,140)
common stock surrendered for withholding taxes payable	(1,530)	(429)	(747)
proceeds from common stock issued	111	37	200
net cash used in financing activities	(12,012)	(7,724)	(13,418)

effect of exchange rate changes on cash and cash equivalents	85	(56)	498

increase (decrease) in cash and cash equivalents	433	(16,992)	8,062

cash and cash equivalents at beginning of year	20,795	37,787	29,725

cash and cash equivalents at end of year	$21,228	$20,795	$37,787

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Our operations are classified into two business segments: mattress fabrics and upholstery fabrics, in which the majority of our revenues are derived in North America.

The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. At April 29, 2018, we had wholly-owned mattress fabric operations located in Stokesdale, NC, High Point, NC, Quebec, Canada, and a fifty percent owned cut and sew mattress cover operation located in Haiti. On June 22, 2018, we acquired a majority interest in eLuxury, LLC (eLuxury), an internet company offering bedding accessories and home goods directly to consumers, whose primary products include a line of mattress pads manufactured at eLuxury’s facility in Evansville, Indiana (see Note 2 for further details regarding our business combinations).

The upholstery fabrics segment sources, manufacturers, and sells fabrics to residential and commercial furniture manufacturers. At April 29, 2018, we had wholly-owned upholstery fabric operations located in Shanghai, China, Burlington, NC, and a recently acquired business located in Knoxville, TN, (see Note 2 for further details regarding our business combinations), and Anderson, SC. On June 12, 2018, our board of directors decided to close our upholstery fabrics manufacturing facility in Anderson, South Carolina, due to continued decline in demand for the products manufactured at that facility (see note 22 for further details regarding this exit and disposal activity).

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2018, 2017, and 2016.

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH).

Culp’s investment in CLIH will be accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e. CLIH) that is not consolidated but over which the reporting entity (i.e. Culp Inc.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors including, representation on the investee’s board of directors, voting rights, and ownership level. Under the equity method of accounting, CLIH’s accounts are not reflected within our Consolidated Balance Sheets and Statements of Net Income. Our share of earnings and losses from CLIH will be reflected in the caption “Income (loss) from investment in unconsolidated joint venture” in the Consolidated Statements of Net Income. Our carrying value in CLIH is reflected in the caption “Investment in unconsolidated joint venture” in our Consolidated Balance Sheets.

If our carrying value in CLIH is reduced to zero, no further losses will be recorded in our consolidated financial statements. However, if CLIH subsequently reports income, we will not record our share of such income until it equals the amount of its share of losses previously recognized.

Fiscal Year – Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  Fiscal 2018, 2017, and 2016 each included 52 weeks.

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

A summary of our cash and cash equivalents by geographic area follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
United States	$9,452	1,147
China	9,221	12,722
Canada	2,349	2,906
Cayman Islands	206	4,020
	$21,228	20,795

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments – Our short-term investments consist of bond funds that are classified as available-for-sale. Our short-term investments had an accumulated unrealized loss totaling $91,000 and $47,000 at April 29, 2018 and April 30, 2017, respectively. Our short-term investments were recorded at its fair value of $2.5 million and $2.4 million at April 29, 2018 and April 30, 2017, respectively. The fair value of our short-term investments approximates its cost basis.

A summary of our short-term investments by geographic area follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
Canada	$1,366	1,362
United States	1,085	1,081
	$2,451	2,443

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

Our long-term investments are classified as available for sale and were recorded at its fair value of $7.3 million and $5.5 million at April 29, 2018 and April 30, 2017, respectively. Our long-term investments had an accumulated unrealized gain totaling $61,000 and $43,000 at April 29, 2018, and April 30, 2017, respectively.  The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Investments (Held-To-Maturity) – During the second quarter of fiscal 2017, management invested approximately $31.0 million in investment grade U.S. Corporate bonds with maturities ranging from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the contractual maturity dated and stated at amortized cost.

At April 29, 2018, the amortized cost of our held-to-maturity investments was $30.8 million and the fair value was $30.6 million. At April 30, 2017, the amortized cost of our held-to-maturity investments $30.9 million and the fair value was $30.8 million.

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

Accounts Receivable – Substantially all of our accounts receivable are due from manufacturers in the bedding and furniture industries.  We grant credit to customers, a substantial number of which are located in North America, and generally do not require collateral.  We record an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of our customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects.  We do not have any off-balance sheet credit exposure related to our customers.

Inventories – We account for inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns.  As a result, we provide inventory valuation write-downs based upon established percentages based on the age of the inventory that are continually evaluated as events and market conditions require. Our inventory aging categories are six, nine, twelve, and fifteen months. We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values.

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

Interest Costs – Interest costs incurred were $194,000, $158,000, and $58,000 in fiscal years 2018, 2017, and 2016, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest costs of $100,000, $158,000, and $58,000 were capitalized for the construction of qualifying fixed assets for fiscal 2018, 2017, and 2016, respectively.

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

A summary of our foreign currency exchange (losses) gains by geographic area follows:

(dollars in thousands)	2018	2017	2016
China	$(298)	111	(70)
Canada	(8)	(120)	76
	$(306)	(9)	6

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350), we performed our annual impairment test on a qualitative basis. Based on our qualitative assessments as of April 29, 2018 and April 30, 2017, we determined that our goodwill was not impaired using a more likely than not standard.

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

Deferred Income Taxes – Valuation Allowance

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

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

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

For fiscal 2019 and beyond, the 2017 Tax Cuts and Jobs Act allows a U.S. corporation a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by our foreign subsidiaries at the time E&P is distributed.

Uncertainty in Income Taxes

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

Revenue Recognition – Revenue associated with the sale of our upholstery and mattress fabric products are primarily recognized upon shipment of inventory and when title and risk of loss pass to the customer. Provision is currently made for estimated product returns, claims and allowances.  Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

On April 1, 2018, we acquired Read Windows Products, LLC, a source of custom window treatments for the hospitality and commercial industries, which involves the sale of certain products and installation services. Revenue associated with the sale of products are recognized upon shipment of inventory and when title and risk of loss pass to the customer. We recognize revenue on installation services as services are rendered. Amounts billed and collected before the services are performed are included in deferred revenues (see Note 2 for further details regarding our business combinations).

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.6 million, $4.6 million and $4.2 million in fiscal 2018, 2017, and 2016, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 13. ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized. Compensation cost recognized on performance goals that were previously deemed probable and subsequently, were not or expected to be met, previously recognized compensation cost was reversed.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments. The fair value measurements of our financial instruments are described more fully in Note 14.

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aims to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our Consolidated Balance Sheet on a prospective basis. The impact to our results of operations related to this provision during fiscal 2018 was a reduction to income tax expense of $497,000. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $657,000 and $841,000 for fiscal 2017 and 2016, respectively. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $429,000 and $747,000 for fiscal 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, as amended, Revenue from Contracts with Customers. The amendments in this ASU are intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. The new revenue standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance in our fiscal 2019 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Currently, we are evaluating the impact this guidance may have with regards to our recent acquisition of Read Window Products, LLC. However, we do not expect this guidance to have a material impact on our results of operations and financial position, but we do expect this guidance to have a material impact on the disclosures required in our notes to the consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are therefore required to apply this new guidance in our fiscal 2019 interim and annual financial statements. We are currently assessing the impact that this guidance will have on our statement of cash flows, but we do expect this guidance to be applicable in determining how we classify our contingent consideration payments associated with our business combinations (see note 2) as either investing or financing activities. This guidance requires cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows from financing activities. In comparison, cash payments made soon after the acquisition date should be separated and classified as cash outflows from investing activities.

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

2.     BUSINESS COMBINATIONS

Read Window Products, LLC

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Agreement) to acquire certain assets and assume certain liabilities of Read Window Products, Inc. (Read), a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments offering measuring, sourcing, fabrication and installation services. Read’s custom product line includes motorization, shades, drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line will allow us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on Apri1 1, 2018, $375,000 was paid in May 2018, and $763,000 is to be paid in June in 2019, subject to certain conditions as defined in the Agreement.

The Agreement contains a contingent consideration arrangement that requires us to pay a former shareholder of Read based on adjusted EBITDA as defined in the agreement for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target as defined in the agreement. Based on historical and projected financial results in relation to the pre-established adjusted EBITDA target, we currently believe a contingent payment will not be made, and therefore, no contingent liability has been recorded.

The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Customer relationships (Note 8)	$2,247
Goodwill (Note 6)	2,107
Inventory	1,128
Accounts receivable	897
Tradename (Note 8)	683
Property, plant & equipment	379
Other assets	35
Deferred revenue	(903)
Accounts payable	(719)
Accrued expenses	(174)
$5,680

We recorded customer relationships at fair market value based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life. We recorded the tradename at fair market based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from three to ten years.

The goodwill related to this acquisition is attributable to Read’s reputation with the products and services they provide and the collective experience of management with regards to its operations, customers, and industry. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

The following unaudited pro forma consolidated results of operations for the years ending April 29, 2018 and April 30, 2017 have been prepared as if the acquisition of Read had occurred at May 2, 2016.

	Years ended
(dollars in thousands, except per share data)	April 29, 2018	April 30, 2017
Net Sales	$334,953	$321,398
Income from operations	26,799	30,441
Net income	20,455	22,552
Net income per share, basic	1.65	1.83
Net income per share, diluted	1.62	1.80

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Actual revenue and net income for the month of April 2018 were included in our Consolidated Statement of Net Income and totaled $880,000 and $5,000, respectively.

eLuxury

Effective June 22, 2018, after the end of the fiscal year, we acquired a majority interest in eLuxury, an internet company offering bedding accessories and home goods directly to consumers. The company's primary products include a line of mattress pads manufactured at eLuxury’s facility in Evansville, Indiana. eLuxury also offers handmade platform beds,  cotton bed sheets,  and other bedding items. The compny's products are available on eLuxury’s own branded website, eLuxury.com, Amazon and other leading online retailers for specialty home goods.

We believe this acquisition will provide a new sales channel for the bedding accessory category and will expand our opportunity to participate in the rapidly growing e-commerce direct-to-consumer space.  This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing and distribution capabilities.  We also have an opportunity to market our new line of bedding accessories, marketed in the brand name, 'Comfort Supply Company by Culp', as well as other finished products that we may develop, including items made from upholstery fabrics, through this e‑commerce platform.

The estimated purchase price for this acquisition is $12.5 million, of which $11.6 million was paid at closing, with the remaining $874,000 amount to be paid based on holdback provisions defined in the purchase agreement. The agreement contains a contingent consideration arrangement that requires us to pay the seller based on adjusted EBITDA to be determined over a three-year period in relation to a pre-established adjusted EBITDA target. We are currently performing our preliminary valuation of the allocation of the purchase price among the assets and equity interest acquired and liabilities assumed.

3.     ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
customers	$28,097	26,211
allowance for doubtful accounts	(357)	(414)
reserve for returns and allowances and discounts	(1,433)	(1,220)
	$26,307	24,577

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$(414)	(1,088)	(851)
provision for bad debts	57	222	(363)
write-offs, net of recoveries	-	452	126
ending balance	$(357)	(414)	(1,088)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$(1,220)	(962)	(738)
provision for returns and allowances	(3,295)	(3,061)	(2,825)
and discounts
credits issued	3,082	2,803	2,601
ending balance	$(1,433)	(1,220)	(962)

4.     INVENTORIES

A summary of inventories follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
raw materials	$6,024	6,456
work-in-process	3,264	3,095
finished goods	44,166	41,931
	$53,454	51,482

5.     PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	April 29,	April 30,
(dollars in thousands)	(in years)	2018	2017
land and improvements	0-10	$963	836
buildings and improvements	7-40	31,022	19,071
leasehold improvements	**	1,993	1,541
machinery and equipment	3-12	72,924	67,709
office furniture and equipment	3-10	9,514	8,936
capital projects in progress		2,086	12,901
		118,502	110,994
accumulated depreciation and amortization		(66,708)	(59,343)
		$51,794	51,651

** Shorter of life of lease or useful life.

6.     GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$11,462	11,462	11,462
acquisition of assets (note 2)	2,107	-	-
loss on impairment	-	-	-
ending balance	$13,569	11,462	11,462

7.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park on the northeast border of Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH incurred a net loss of $532,000 and $46,000 in fiscal 2018 and 2017, respectively. CLIH’s net loss in fiscal 2017 pertained to initial start up operating expenses incurred during the fourth quarter. Culp’s equity interests in these net losses were $266,000 and $23,000 in fiscal 2018 and 2017, respectively.

The following table summarizes information of assets, liabilities and members’ equity of our equity method investment in CLIH:

	April 29,	April 30,
(dollars in thousands)	2018	2017
total assets	$3,130	$2,258
total liabilities	$128	$46
total members’ equity	$3,002	$2,212

8.     OTHER ASSETS

A summary of other assets follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
customer relationships, net	$2,839	664
tradename	683	-
non-compete agreement, net	753	828
cash surrender value – life	393	376
other	564	526
	$5,232	2,394

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$664	715	766
acquisition of assets (note 2)	2,247	-	-
amortization expense	(72)	(51)	(51)
loss on impairment	-	-	-
ending balance	$2,839	664	715

In connection with our asset purchase agreement with Read (see note 2) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.

Additionally, we have customer relationships from a prior acquisition with a carrying amount of $613,000 at April 29, 2018. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.

The gross carrying amount of our customer relationships was $3.1 million and $868,000 at April 29, 2018 and April 30, 2017, respectively. Accumulated amortization for these customer relationships was $276,000 and $204,000 at April 29, 2018 and April 30, 2017, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2019 - $301,000; FY 2020 - $301,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; and Thereafter - $1,334,000.

The weighted average amortization period for our customer relationships is 9.6 years as of April 29, 2018.

Tradename

In connection with the asset purchase agreement noted above, we purchased the tradename associated with Read. We recorded this tradename at fair market value totaling $683,000 based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$828	903	978
amortization expense	(75)	(75)	(75)
loss on impairment	-	-	-
ending balance	$753	828	903

We have a non-compete agreement from a prior acquisition that is being amortized on a straight line basis over the fifteen year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at April 29, 2018 and April 30, 2017, respectively. Accumulated amortization for this non-compete agreement was $1.3 million and $1.2 million at April 29, 2018 and April 30, 2017, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2019 - $75,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000, and Thereafter - $378,000.

The weighted average amortization period for the non-compete agreement is 10 years as of April 29, 2018.

Cash Surrender Value - Life Insurance

We had one life insurance contract with a death benefit of $1.4 million at April 29, 2018 and April 30, 2017, respectively. Our cash surrender value - life insurance balance of $393,000 and $376,000 at April 29, 2018 and April 30, 2017, respectively, are collectible upon death of the respective insured.

9.     ACCRUED EXPENSES

A summary of accrued expenses follows:

	April 29,	April 30,
(dollars in thousands)	2018	2017
compensation, commissions and related benefits	$6,918	10,188
advertising rebates	750	468
interest	20	51
other	2,400	1,240
	$10,088	11,947

At April 29, 2018, we had accrued expenses totaling $10.1 million, of which $9.3 million and $763,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. As of April 30, 2017, we had accrued expense totaling $11.9 million, all of which were classified as current accrued expenses, in the accompanying Consolidated Balance Sheets.

10.    INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2018	2017	2016
income from operations	$5,740	7,339	10,963
shareholders’ equity, related to
the tax benefit arising from stock
based compensation	-	(657)	(841)
	$5,740	6,682	10,122

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2018	2017	2016
current
federal	$(1,367)	109	-
state	9	13	6
2017 Tax Cuts and Jobs Act	4,854	-	-
foreign	4,726	5,981	6,765
foreign – reversal of uncertain tax position	-	(3,431)	-
	8,222	2,672	6,771
deferred
federal	4,295	404	(1,205)
state	112	54	305
2017 Tax Cuts and Jobs Act (1)	(6,903)	-	-
undistributed earnings – foreign subsidiaries	(195)	(101)	(1,129)
U.S. operating loss carryforwards	-	3,630	5,467
foreign	93	734	1,086
valuation allowance (1)	116	(54)	(332)
	(2,482)	4,667	4,192
	$5,740	7,339	10,963

(1)
The income tax benefit of $6,903 includes a charge of $4,550 for the establishment of a valuation allowance against U.S. foreign tax credits that are more-likely-than not to be realized as a result of the 2017 Tax Cuts and Jobs Act.

Income (loss) before income taxes related to our foreign and U.S. operations consists of:

(dollars in thousands)	2018	2017	2016
Foreign
China	$11,036	13,650	14,130
Canada	5,985	4,918	3,647
Poland	-	(19)	(62)
Cayman Islands	339	154	-
Total Foreign	17,360	18,703	17,715

United States	9,523	10,993	10,183
	$26,883	29,696	27,898

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2018	2017	2016
federal income tax rate	30.4%	34.0%	34.0%
tax effects of the 2017 Tax Cuts and Jobs Act	(7.6)	-	-
tax effects of Chinese foreign exchange (losses) gains	(2.8)	1.6	4.4
reversal of foreign uncertain income tax position	-	(11.6)	-
tax effects of stock-based compensation	(1.8)	-	-
undistributed earnings from foreign subsidiaries	3.7	-	-
other	(0.5)	0.7	0.9
	21.4%	24.7%	39.3%

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2018	2017
deferred tax assets:
accounts receivable	$316	447
inventories	2,217	2,196
compensation	3,438	6,222
liabilities and other	117	890
foreign income tax credits - U.S.	5,720	44,917
alternative minimum tax credit - U.S.	-	1,428
property, plant and equipment (1)	226	245
loss carryforwards – U.S.	2,513	3,842
loss carryforwards – foreign	76	73
unrecognized tax benefits – U.S.	-	(3,842)
valuation allowances	(5,204)	(536)
total deferred tax assets	9,419	55,882

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(4,256)	(43,978)
unrecognized tax benefits – U.S.	(380)	(7,936)
property, plant and equipment (2)	(4,352)	(5,546)
goodwill	(1,046)	(1,478)
other	(77)	(118)
total deferred tax liabilities	(10,111)	(59,056)
Net deferred liabilities	$(692)	(3,174)

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were approximately $11.5 million with related future tax benefits of $2.5 million at April 29, 2018. These carryforwards principally expire in fiscal years 2027 through fiscal 2035.  Our U.S. foreign income tax credits of $5.7 million will expire 10 years from when the associated earnings and profits from our foreign subsidiaries are repatriated to the U.S.

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

The corporate income tax rate reduction is effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we are subject to IRS rules relating to transitional income tax rates. As a result, our fiscal 2018 federal statutory rate is a blended income tax rate of 30.4%. For fiscal 2019 and beyond, we will utilize the enacted U.S. federal corporate income tax rate of 21%.

The key impacts of the Tax Act on our financial statements for fiscal 2018 were the re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries. While we have not yet completed our assessment of the effects of the Tax Act, we were able to determine reasonable estimates for the impacts of the key items specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Our estimates may change and revisions to these estimates will be recorded during the measurement period allowed by SAB 118, which is not to extend beyond one year from the Enactment Date.

The provisional estimates related to our U.S. deferred income tax balances and Transition Tax may change due to a variety of factors that include, (i) actual versus estimates of accumulated earnings and profits associated with our foreign subsidiaries, (ii) utilization of our foreign income tax credits, (iii) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act and (iv) potential guidance from the Securities and Exchange Commission and Financial Accounting Standards Board related to the Tax Act.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of the Tax Act, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. The provisional amount determined for the re-measurement of our U.S. net deferred income taxes was an income tax charge of $2.2 million during fiscal 2018.

The Transition tax is based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”).  Also, E&P was not permanently reinvested prior to the Tax Act. The provisional amount determined for the income tax effects of the Transition Tax was an income tax benefit of $4.3 million during fiscal 2018. This $4.3 million income tax benefit relates to an income tax benefit of $18.0 million for the release of deferred income tax liabilities related to E&P, an income tax benefit of $11.7 million that relates to the  reduction in our U.S. Federal income tax rate pursuant to the Tax Act on the effective settlement on an IRS exam related to E&P, partially offset by an income tax charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.4 million. The Transition Tax may be paid over a period of eight years at the election of the taxpayer and we intend to make this election.

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

Based on our assessments at April 29, 2018 and April 30, 2017, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

	April 29,	April 30,
(dollars in thousands)	2018	2017
U.S. foreign income tax credits	$4,550	-
U.S. state loss carryforwards and credits	578	464
Polish loss carryforwards	76	72
	$5,204	536

A summary of the change in the valuation allowances against our deferred income taxes follows:

(dollars in thousands)	2018	2017	2016
beginning balance	$536	590	922
establishment of valuation allowance (1)	4,550	-	-
change in estimate (2)	118	(54)	(332)
ending balance	$5,204	536	590

(1)	The establishment of this valuation allowance pertains to U.S. foreign tax credits that are more-likely-than not to be realized as a result of the Tax Act.
(2)	Amounts pertain to a change in estimate of the recoverability of certain deferred income tax assets as of the end of the respective prior fiscal year.

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

During the fiscal 2018, the Tax Act imposed a Transition Tax on our undistributed E&P associated with our foreign subsidiaries.  The Tax Act required us to determine E&P as of November 2, 2017 and December 31, 2017 (the “Measurement Dates”), in which the greater E&P amount of the Measurement Dates is subject to the Transition Tax. As a result, we had provisional estimates of E&P prior to participation exemption totaling $156.7 million subject to the Transition Tax and provisional estimates totaling $42.2 million for foreign tax credits that could be used to reduce the Transition Tax subject to certain limitations as defined in the Tax Act.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for E&P received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by our foreign subsidiaries at the time E&P is distributed. As a result, at April 29, 2018, we recorded a deferred tax liability of $4.3 million for withholding taxes on undistributed E&P from our foreign subsidiaries.

Uncertainty in Income Taxes

Overall

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2018	2017	2016
beginning balance	$12,245	14,897	14,141
increases from prior period tax positions	350	854	454
decreases from prior period tax positions (1)	(11,751)	(3,506)	(77)
increases from current period tax positions	-	-	379
ending balance	$844	12,245	14,897

(1)
The $11.8 million reduction in our unrecognized income tax benefits during fiscal 2018 is mostly associated with the reduction in our U.S. Federal income tax rate pursuant to the Tax Act on the effective settlement on an IRS exam. The $3.5 million reduction in our unrecognized income tax benefits during fiscal 2017 is due to a lapse of applicable statute of limitations in a foreign jurisdiction.

At April 29, 2018, we had $844,000 of total gross unrecognized tax benefits, of which $465,000 would favorably affect the income tax rate in future periods. At April 30, 2017, we had $12.2 million of total gross unrecognized tax benefits, of which $467,000 would favorably affect the income tax rate in future periods.

At April 29, 2018, we had $844,000 of total gross unrecognized tax benefits, of which $379,000 and $465,000 were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying Consolidated Balance Sheets. At April 30, 2017 we had $12.2 million of total gross unrecognized tax benefits, of which $11.8 million and $467,000 were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying Consolidated Balance Sheets.

We elected to classify interest and penalties as part of income tax expense. At April 29, 2018 and April 30, 2017, the gross amount of interest and penalties due to unrecognized tax benefits was $40,000 and $50,000, respectively.

Our gross unrecognized income tax benefit of $844,000 at April 29, 2018, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2014 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2013 and subsequent.

Income Tax Exams

During the third quarter of fiscal 2017, Revenue Quebec commenced an examination of our Canadian provincial (Quebec) income tax returns for fiscal years 2013 through 2015. This examination was completed during the fourth quarter of fiscal 2018 with final adjustments totaling $4,000.

During the fourth quarter of fiscal 2016, the Internal Revenue Service commenced and examination of our U.S. Federal income tax returns for fiscal years 2014 through 2016. This examination was effectively settled during the fourth quarter of fiscal 2018 with no adjustment.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $4.0 million, $5.5 million, and $6.7 million during fiscal years 2018, 2017, and 2016, respectively.

11.    LINES OF CREDIT

Revolving Credit Agreement –United States

Our credit agreement with Wells Fargo Bank N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 3.36% and 2.45% at April 29, 2018 and April 30, 2017, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and is set to expire on August 15, 2018.

The purpose of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and support repatriation of earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at April 29, 2018 and April 30, 2017, respectively.

At April 29, 2018 and April 30, 2017, there were $250,000 in outstanding letters of credit (all of which related workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement which allows us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit ($1.25 million was outstanding at April 29, 2018 in addition to the $250,000 letter of credit noted above) for the construction of a new building associated with our mattress fabrics segment (see Note 12 for further details). This $1.25 million outstanding letter of credit automatically expired on May 15, 2018.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($6.3 million USD at April 29, 2018) and is set to expire on March 2, 2019. This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of April 29, 2018 and April 30, 2017.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 29, 2018, the company was in compliance with these financial covenants.

Interest paid during fiscal years 2018, 2017, and 2016 totaled $181,000, $114,000, and $95,000, respectively.

12.    COMMITMENTS AND CONTINGENCIES

Operating Leases- Overall

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate primarily range from one to five years with renewal options for additional periods ranging up to twelve years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $3.0 million in fiscal 2018, $2.9 million in fiscal 2017, and $3.0 million in fiscal 2016. Future minimum rental commitments for noncancellable operating leases are $2.6 million in fiscal 2019; $1.9 million in fiscal 2020; $1.1 million in fiscal 2021; $181,000 in fiscal 2022; and $10,000 in fiscal 2023. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

Operating Leases- Related Parties

In connection with an asset purchase agreement with Read (see note 2) on April 1, 2018, we assumed the lease of the building where the operation is located. This lease is with an executive of Read. The lease agreement requires monthly payments of $18,000 per month for a term of 3 years, expiring on March 31, 2021. The lease contains four successive options to renew the lease with each renewal period being three years at prices determined at the date of renewal as defined in the agreement. Rents paid to the executive of Read totaled $18,000 during fiscal 2018.

Additionally, we lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. Currently, this facility is being leased on a month to month basis at an amount of $13,000 per month. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $156,000 in fiscal 2018, 2017, and 2016, respectively.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At April 29, 2018, we had total amounts due regarding capital expenditures totaling $1.8 million, of which $1.4 million is financed and pertains to completed work for the construction of a new building (see below). The total $1.8 million amount is required to be paid in full in fiscal 2019.

At April 30, 2017, we had total amounts due regarding capital expenditures totaling $6.1 million, of which $5.1 million was financed and pertained to completed work for the construction of a new building (see below). Of the total $6.1 million, $4.8 million and $1.3 million were required to be paid in fiscal 2018 and 2019, respectively.

Purchase Commitments - Capital Expenditures

At April 29, 2018, we had open purchase commitments to construct a building and equipment for our mattress fabrics segment totaling $3.4 million. The $3.4 million includes $1.4 million (all of which represents completed work) associated with the construction of a new building noted below.

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina that expands our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million in April 2016, $4.3 million in fiscal 2017, $3.7 million in fiscal 2018, and $1.4 million in fiscal 2019 (which was paid in May 2018). Interest was charged on the outstanding installment payments at a rate of $2.25% plus the current 30 day LIBOR rate. Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary.

In addition to the interest that was charged on the outstanding installment payments, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see note 11 for further details).

This new building was placed into service July 2017 (our first quarter of fiscal 2018).

13.    STOCK-BASED COMPENSATION

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

At April 29, 2018, there were 978,908 shares available for future equity based grants under the company’s 2015 Plan.

Stock Options

Under our 2007 Plan, employees, outside directors, and others associated with the company were granted options to purchase shares of common stock at the fair market value on the date of grant.

The following tables summarize stock option activity during fiscal 2018, 2017, and 2016:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	15,600	$7.14	83,600	$8.37	140,100	$6.49
granted	-	-	-	-	-	-
exercised	(15,600)	7.14	(68,000)	8.65	(54,500)	3.68
canceled/expired	-	-	-	-	(2,000)	4.59
outstanding at end of year	-	-	15,600	7.14	83,600	8.37

At April 29, 2018, there were no option shares of common stock outstanding and exercisable. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at April 29, 2018. No compensation expense was recorded for incentive or non-qualified stock options in fiscal 2018, 2017 and 2016 as all stock option awards were fully vested prior to fiscal 2016.

The aggregate intrinsic value for options exercised was $393,000, $1.7 million, and $1.3 million, in fiscal 2018, 2017, and 2016, respectively.

Time-Based Restricted Stock Awards

The following table summarizes the time vested restricted stock activity during fiscal years 2018, 2017, and 2016:

	2018	2017	2016
	Shares	Shares	Shares
outstanding at beginning of year	1,200	-	-
granted	1,200	1,200	-
vested	(1,200)	-	-
outstanding at end of year	1,200	1,200	-

The following table summarizes information related to our grants of time-based restricted stock awards associated with a key member of management during fiscal years 2018 and 2017:

	(1)	(2)
	Restricted Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period

July 13, 2017	1,200	$32.50	11 months
June 14, 2016	1,200	$28.00	11 months

During the first quarter of fiscal 2018, 1,200 shares of common stock associated with the June 14, 2016 grant vested and had a weighted average fair value of $34,000 or $28 per share.

At April 29, 2018, the remaining unrecognized compensation cost related to our time vested restricted common stock units was $5,000, which is expected to be recognized over the next 1.5 months.

We recorded compensation expense of $38,000 and $29,000 within selling, general, and administrative expense for time vested restricted stock units in fiscal 2018 and 2017, respectively. No compensation expense was recorded for time vested restricted stock awards in fiscal 2016 as all time vested restricted stock awards granted prior to fiscal 2016 were fully vested at the end of fiscal 2015.

Performance Based Restricted Stock Units

We have granted performance based restricted stock units to executives and other key members of management and a non-employee which could earn up to a certain number of shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to key members of management were measured based on the fair market value on the date of grant. Our performance based restricted stock units granted to a non-employee were measured based on the fair market value at the earlier date of when the performance criteria are met or the end of the reporting period.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant of July 13, 2017:

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

Other Key Employees and a Non-Employee

We granted performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to other key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. Our performance based restricted stock units granted to a non-employee were measured based on the fair market value (the closing price of our common stock) at the earlier date of when the performance criteria are met or the end of the reporting period. No market-based total shareholder return component was included in these awards.

Overall

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:

	(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 13, 2017	10,200	$30.10(2)	3 years
July 14, 2016	11,549	$30.10(2)	3 years
July 15, 2015	10,364	$30.10(2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on April 29, 2018, the end of our reporting period.

The following table summarizes information related to our performance based restricted stock units that vested during the fiscal 2018, 2017, and 2016:

		(3)
	Common Stock	Weighted Average	Price
Fiscal Year	Shares Vested	Fair Value	Per Share
Fiscal 2018 (1)	102,845	$1,820	$17.70(4)
Fiscal 2018 (2)	16,000	$520	$32.50(5)
Fiscal 2017 (1)	37,192	$637	$17.12(4)
Fiscal 2017 (2)	12,000	$345	$28.77(5)
Fiscal 2016 (1)	115,855	$1,183	$10.21(4)

(1) NEOs and key employees.

(2) Non-employee

(3) Dollar amounts are in thousands.

(4) Price per share represents closing price of our common stock on the date of grant.

(5) The respective grants vested during the first quarter of fiscal 2018 or 2017, respectively. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

We recorded compensation expense of $2.0 million, $3.2 million and $2.6 million within selling, general, and administrative expense associated with our performance based restricted stock units for fiscal 2018, 2017, and 2016, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At April 29, 2018, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 1.3 years.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2018, 2017, and 2016:

		(1)
	Common Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
October 2, 2017	4,800	$33.20	Immediate
October 3, 2016	4,800	$29.80	Immediate
October 1, 2015	3,000	$31.77	Immediate

(1) Price per share represents closing price of our common stock on the date of grant.

We recorded $159,000, $143,000, and $95,000, of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2018, 2017, and 2016, respectively.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at April 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Premier Money Market Fund	$6,492	N/A	N/A	$6,492
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	747	N/A	N/A	747
Strategic Income Fund	619	N/A	N/A	619
Large Blend Fund	402	N/A	N/A	402
Growth Allocation Fund	169	N/A	N/A	169
Moderate Allocation Fund	113	N/A	N/A	113
Other	150	N/A	N/A	150

Liabilities:

EURO Foreign Exchange Contract	N/A	$55	N/A	$55

	Fair value measurements at April 30, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Premier Money Market Fund	$4,811	N/A	N/A	$4,811
Low Duration Bond Fund	1,081	N/A	N/A	1,081
Intermediate Term Bond Fund	751	N/A	N/A	751
Strategic Income Fund	611	N/A	N/A	611
Large Blend Fund	365	N/A	N/A	365
Growth Allocation Fund	126	N/A	N/A	126
Moderate Allocation Fund	88	N/A	N/A	88
Other	76	N/A	N/A	76

Liabilities:

None	N/A	N/A	N/A	N/A

Our EURO foreign exchange contract was recorded at a fair value provided by our bank and is classified within level 2 of the fair value hierarchy. Most derivative contracts are not listed on an exchange and require the use of valuation models. In accordance with ASC Topic 820, we attempted to maximize the use of observable inputs used in the valuation models used to determine the fair value of this contract. Derivative contracts valued based on valuation models with significant unobservable inputs and that are not actively traded, are classified within level 3 of the fair value hierarchy.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Nonrecurring Basis

At April 29, 2018, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from Read (see note 2) that were acquired at fair value:

	Fair value measurements at April 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Customer Relationships	N/A	N/A	$2,247	$2,247
Goodwill	N/A	N/A	2,107	2,107
Inventory	N/A	N/A	1,128	1,128
Tradename	N/A	N/A	683	683
Equipment	N/A	N/A	379	379

Liabilities:

None	N/A	N/A	N/A	N/A

These customer relationships were recorded at fair market value using a multi-period excess earnings valuation model that used significant unobservable inputs and were classified as level 3. The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3.

Additionally, we acquired certain current assets such as accounts receivable and other assets and assumed certain liabilities such as deferred revenue, accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 2 for the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

15.    DERIVATIVES

During the fourth quarter, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converts our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263 and is due to expire in August 2018.

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging, our EURO foreign exchange contract was designated as a cash flow hedge, with the fair value of these financial instruments recorded in other assets and changes in fair value recorded in accumulated other comprehensive income. ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

	(Amounts in Thousands)
	Fair Values of Derivative Instruments
	April 29, 2018		April 30,2017

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Euro Foreign Exchange Contract	Accrued Expenses	$55	N/A	$-

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2018	2017	2016		2018	2017	2016		2018	2017	2016

EURO Foreign Exchange Contract	$(55)	$-	$-	Other Exp	$-	$-	$-	Other Exp	$-	$-	$-

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

(in thousands)	2018	2017	2016
weighted-average common
shares outstanding, basic	12,431	12,312	12,302
dilutive effect of stock-based compensation	202	206	173
weighted-average common
shares outstanding, diluted	12,633	12,518	12,475

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2018, 2017, and 2016, as the exercise price of the options was less than the average market price of common shares.

17.    BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $1.1 million, $924,000, and $843,000 during fiscal years 2018, 2017, and 2016, respectively.

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

Our contributions to the Plan were $192,000, $185,000 and $180,000 in fiscal years 2018, 2017, and 2016, respectively.  Our nonqualified deferred compensation plan liability of $7.4 million and $5.5 million at April 29, 2018 and April 30, 2017, were recorded in deferred compensation in the 2018 and 2017 Consolidated Balance Sheets, respectively.

We have a Rabbi Trust (the “Trust”) to set aside funds for the participants of the Plan and enable the participants to direct their contributions to various investment options in the Plan. The investment options of the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency as defined in the Plan.

The investment assets of the Trust are recorded at their fair value of $7.3 million and $5.5 million at April 29, 2018 and April 30, 2017, and were recorded in long-term investments-rabbi trust in the 2018 and 2017 Consolidated Balance Sheets, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

18.    SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufacturers, sources, and primarily sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufacturers, sources, and sells fabrics primarily to residential and commercial furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 90%, 92% and 93% of total consolidated net sales in fiscal 2018, 2017, and 2016, respectively. International sales accounted for 23% of net sales in fiscal 2018 and 22% of net sales in fiscal years 2017 and 2016, and are summarized by geographic area as follows:

(dollars in thousands)	2018	2017	2016
north america (excluding USA) (1)	$27,844	29,995	31,667
far east and asia (2)	40,671	34,695	31,927
all other areas	5,681	3,618	4,336
	$74,196	68,308	67,930

(1)	Of this amount, $21.9 million, $22.3 million, and $24.2 million are attributable to shipments to Mexico in fiscal 2018, 2017, and 2016, respectively.
(2)	Of this amount $32.6 million, $26.6 million, and $23.1 million are attributable to shipments to China in fiscal 2018, 2017, and 2016, respectively.

Sales are attributed to individual countries based upon location that the company ships its products to for delivery to customers.

The company evaluates the operating performance of its segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related to being a public company, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, goodwill, an investment in an unconsolidated joint venture, a non-compete agreement and customer relationships associated with an acquisition.  The upholstery fabrics segment also includes in segment assets goodwill, customer relationships, and tradename associated with the acquisition of Read Window Products, LLC. (see note 2 for further details).

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2018	2017	2016
net sales:
upholstery fabrics	$131,128	118,739	126,441
mattress fabrics	192,597	190,805	186,419
	$323,725	309,544	312,860

gross profit:
upholstery fabrics	$25,836	26,170	26,393
mattress fabrics	38,797	43,065	38,718
	$64,633	69,235	65,111

(dollars in thousands)	2018	2017	2016
selling, general, and administrative expenses:
upholstery fabrics	$14,881	15,079	15,094
mattress fabrics	12,935	13,685	12,223
unallocated corporate	9,356	10,393	9,456
total selling, general, and administrative expenses	$37,172	39,157	36,773

Income from operations:
upholstery fabrics	$10,956	11,091	11,298
mattress fabrics	25,861	29,380	26,496
total segment income from operations	36,817	40,471	37,794
unallocated corporate expenses	(9,356)	(10,393)	(9,456)
total income from operations	27,461	30,078	28,338
interest expense	(94)	-	-
interest income	534	299	176
other expense	(1,018)	(681)	(616)
income before income taxes	$26,883	29,696	27,898

One customer within the upholstery fabrics segment represented 12%, 11%, and 13% of consolidated net sales in fiscal 2018, 2017 and 2016, respectively. One customer within the mattress fabrics segment represented 13% of consolidated net sales in fiscal 2018, 2017, and 2016, respectively. One customer within the upholstery fabrics segment accounted for 13% of the net accounts receivable balance as of April 29, 2018 and no customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of April 30, 2017. Two customers within the mattress fabrics segment accounted for 20% and 22% of the net accounts receivable balance as of April 29, 2018 and April 30, 2017, respectively.

The hourly employees at our manufacturing facility in Canada (approximately 12% of our workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2020.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2018		2017		2016
segment assets
mattress fabrics
current assets (1)	$43,935		47,038		43,472
non-compete agreements, net	753		828		903
customer relationships	613		664		715
goodwill	11,462		11,462		11,462
investment in unconsolidated joint venture	1,501		1,106		-
property, plant, and equipment	48,797	(2)	48,916	(3)	37,480	(4)
total mattress fabrics assets	$107,061		110,014		94,032

upholstery fabrics
current assets (1)	$35,826		29,021		26,540
customer relationships	2,226		-		-
tradename	683		-		-
goodwill	2,107		-		-
property, plant, and equipment	2,445	(5)	1,879	(6)	1,564	(7)
total upholstery fabrics assets	$43,287		30,900		28,104

total segment assets	150,348		140,914		122,136

non-segment assets
cash and cash equivalents	21,228		20,795		37,787
short-term investments – available for sale	2,451		2,443		4,359
short-term investments – held-to-maturity	25,759		-		-
income taxes receivable	-		-		155
deferred income taxes	1,458		419		2,319
other current assets	2,870		2,894		2,477
property, plant, and equipment	552	(8)	856	(8)	929	(8)
long-term investments - held-to-maturity	5,035		30,945		-
long-term investments - rabbi trust	7,326		5,466		4,025
other assets	957		902		955
total assets	$217,984		205,634		175,142

capital expenditures (9):
mattress fabrics	$6,713		17,689		9,666
upholstery fabrics	488		822		626
unallocated corporate	238		260		416
	$7,439		18,771		10,708

depreciation expense
mattress fabrics	$6,850		6,245		5,837
upholstery fabrics	822		840		834
total segment depreciation expense	$7,672		7,085		6,671

(1)	Current assets represent accounts receivable and inventory.
(2)	The $48.8 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $35.4 million and located in Canada of $13.4 million.
(3)	The $48.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $34.0 million and located in Canada of $14.9 million.
(4)	The $37.5 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $24.8 million and located in Canada of $12.7 million.
(5)	The $2.4 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $1.8 million and located in China of $661.
(6)	The $1.9 million at April 30, 2017, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $655.
(7)	The $1.6 million at May 1, 2016, represents property, plant, and equipment located in the U.S. of $893 and located in China of $671.
(8)
The $552, $856, and $929 balance at April 29, 2018, April 30, 2017, and May 1, 2016, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments located in the U.S.

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

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 29, 2018, the company’s statutory surplus reserve was $4.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During fiscal 2018 and 2017, there were no repurchases of our common stock. During fiscal 2016, we purchased 100,776 shares of our common stock at a cost of $2.4 million, all of which was purchased during the third quarter.

At April 29, 2018, we had $5.0 million available for additional repurchases of our common stock.

21.    DIVIDEND PROGRAM

On June 13, 2018, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.09 per share. These dividend payments are payable on July 16, 2018, to shareholders of record as of July 2, 2018.

During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share.

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

22.    EXIT AND DISPOSAL ACTIVITIES

On June 12, 2018, our board of directors decided to close our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure is due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences. We expect to close the facility by October 30, 2018.  This action is expected to result in estimated cash charges of approximately $450,000 for employee termination costs, and an undetermined non-cash charge associated with write-downs of inventory. During this transition period, we will be working with our customers to fulfill any outstanding and future orders, and through this process, we will be able to determine a good faith estimate of any write-downs of inventory.  Currently, management estimates that the fair market value of the long-lived assets at this facility exceeds their carrying amount of approximately $400,000, and for this reason no charge for impairment of long-lived assets is expected to be recorded in connection with this decision.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2018	2018	2018	2018	2017	2017	2017	2017
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$78,184	85,310	80,698	79,533	77,350	76,169	75,343	80,682
cost of sales	63,424	67,707	64,894	63,068	60,194	59,410	58,442	62,263
gross profit	14,760	17,603	15,804	16,465	17,156	16,759	16,901	18,419
selling, general and administrative expenses	8,296	9,959	9,415	9,501	9,986	9,824	9,602	9,746
income from operations	6,464	7,644	6,389	6,964	7,170	6,935	7,299	8,673
interest expense	26	31	37	-	-	-	-	-
interest income	(143)	(132)	(128)	(131)	(134)	(124)	(15)	(25)
other expense	115	229	321	353	305	69	155	152
income before income taxes	6,466	7,516	6,159	6,742	6,999	6,990	7,159	8,546
income taxes	(6,217)	8,208	2,108	1,640	778	643	2,684	3,233
loss from investment in unconsolidated joint venture	17	56	75	118	23	-	-	-
net income (loss)	$12,666	(748)	3,976	4,984	6,198	6,347	4,475	5,313
depreciation	$1,992	1,966	1,905	1,807	1,781	1,793	1,751	1,761
weighted average shares outstanding	12,450	12,436	12,440	12,399	12,340	12,313	12,308	12,286
weighted average shares outstanding, assuming dilution	12,611	12,436	12,580	12,590	12,567	12,544	12,507	12,463
PER SHARE DATA
net income (loss) per share - basic	$1.02	(0.06)	0.32	0.40	0.50	0.52	0.36	0.43
net income (loss) per share - diluted	1.00	(0.06)	0.32	0.40	0.49	0.51	0.36	0.43
dividends per share	0.09	0.09	0.08	0.29	0.08	0.08	0.07	0.28
book value	13.12	12.22	12.31	12.03	12.03	11.56	11.04	10.68
BALANCE SHEET DATA
operating working capital (3)	$49,939	47,760	46,620	42,608	40,869	40,973	41,810	43,486
property, plant and equipment, net	51,794	51,838	52,530	52,912	51,651	50,333	45,537	41,745
total assets	217,984	216,844	201,043	207,904	205,634	191,056	179,127	183,360
capital expenditures	1,568	1,274	1,529	3,068	3,097	6,590	5,541	3,543
dividends paid	1,121	1,119	995	3,608	988	985	862	3,445
lines of credit (1)	-	-	-	5,000	-	-	-	7,000
shareholders' equity	163,376	152,182	153,080	149,677	148,630	142,314	135,949	131,435
capital employed (2)	114,817	109,165	109,373	108,222	98,429	97,788	94,101	94,599
RATIOS & OTHER DATA
gross profit margin	18.9%	20.6%	19.6%	20.7%	22.2%	22.0%	22.4%	22.8%
operating income margin	8.3	9.0	7.9	8.8	9.3	9.1	9.7	10.7
net income (loss) margin	16.2	(0.9)	4.9	6.3	8.0	8.3	5.9	6.6
effective income tax rate	(96.1)	109.2	34.2	24.3	11.1	9.2	37.5	37.8
Debt-to-total capital employed ratio (1) (2)	0.0	0.0	0.0	4.6	0.0	0.0	0.0	7.4
operating working capital turnover (3)	7.1	7.4	7.4	7.4	7.3	7.0	7.0	7.0
days sales in receivables	30	28	27	25	29	27	23	26
inventory turnover	4.8	5.2	5.2	4.7	5.0	5.2	5.2	5.3
STOCK DATA
stock price
high	$32.29	34.05	33.25	34.00	34.50	37.80	34.30	30.11
low	27.40	26.15	27.00	30.60	30.25	26.80	26.72	25.57
close	30.10	31.35	31.95	30.65	32.10	33.80	28.15	28.53
daily average trading volume (shares)	18.3	17.4	24.4	27.9	37.7	43.5	45.9	40.9

(1)	Debt represents outstanding borrowings on our lines of credit.
(2)
Capital employed does not include cash and cash equivalents, short-term investments (available-for-sale), short-term investments (held-to-maturity), long-term investments (held-to-maturity), long-term investments (rabbi trust), lines of credit, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade, accounts payable - capital expenditures, and deferred revenue.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 29, 2018, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 29, 2018. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 29, 2018.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 29, 2018, April 30, 2017 and May 1, 2016 and has audited the company’s effectiveness of internal controls over financial reporting as of April 29, 2018, as stated in their report, which is included in Item 8 hereof.

During the quarter ended April 29, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 29, 2018, and our report dated July 13, 2018 expressed “an unqualified opinion” on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
July 13, 2018

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

The following table sets forth information as of the end of fiscal 2018 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	978,908
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	978,908

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)        DOCUMENTS FILED AS PART OF THIS REPORT:

1.     Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets –
April 29, 2018 and April 30, 2017	55

Consolidated Statements of Net Income -
for the years ended April 29, 2018, April 30, 2017 and May 1, 2016	56

Consolidated Statements of Comprehensive Income -
for the years ended April 29, 2018,
April 30, 2017 and May 1, 2016	57

Consolidated Statements of Shareholders’ Equity -
for the years ended April 29, 2018,
April 30, 2017 and May 1, 2016	58

Consolidated Statements of Cash Flows -
for the years ended April 29, 2018,
April 30, 2017 and May 1, 2016	59

Notes to Consolidated Financial Statements	60

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

10.1	Written description of Annual Incentive Plan. (*)

10.2
Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q dated September 8, 2017 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.3
Written description of Non-employee Director compensation was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 9, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

10.4
Second Amendment to the Credit Agreement dated as of March 10, 2016, by and between Culp, Inc. and Wells Fargo N.A. was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 31, 2016, filed March 11, 2016 (Commission File No. 001-12597), and incorporated herein by reference.

10.5
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended August 2, 2015, filed September 11, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.6	2015 Equity Incentive Plan, filed as Annex A to the company’s 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.7
First Amendment to the Credit Agreement dated as of July 10, 2015, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.8
Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference. (*)

10.9
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

10.11	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.12
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.13
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2008, filed on September 10, 2008 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.14
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter end dated July 29, 2012, filed on September 7, 2012 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.15
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012 (Commission File No. 001-12597). (*)

10.16
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013 (Commission File No. 001-12597), and is incorporated herein by reference.

10.17
Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014, and is incorporated herein by reference. (*)

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-101805, 33‑13310, 33-37027, 33-80206, 333-147663), dated March 20, 1987, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, and September 30, 2015.

24(a)	Power of Attorney of Patrick B. Flavin, dated July 13, 2018

24(b)	Power of Attorney of Kenneth R. Larson, dated July 13, 2018

24(c)	Power of Attorney of Kenneth W. McAllister, dated July13, 2018

24(d)	Power of Attorney of Fred A. Jackson, dated July13, 2018

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)        Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 103 under the subheading “Exhibit Index.”

c)        Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July 2018.

CULP, INC.
By: /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of July 2018.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Fred A. Jackson
	Franklin N. Saxon		Fred A. Jackson
	Chief Executive Officer		(Director)
(principal executive officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Kenneth R. Bowling
	Patrick B. Flavin		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Kenneth W. McAllister*	/s/	Thomas B. Gallagher, Jr.
	Kenneth W. McAllister		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Written Description of Annual Incentive Plan

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-101805, 33-13310, 33-37027, 33-80206, 333-147663), dated March 20, 1987, May 21, 1997, April 26, 2001, April 25, 2001, December 12, 2002, and September 30, 2015.

24(a)	Power of Attorney of Patrick B. Flavin, dated July 13, 2018

24(b)	Power of Attorney of Kenneth R. Larson, dated July 13, 2018

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 13, 2018

24(d)	Power of Attorney of Fred A. Jackson, dated July 13, 2018

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document