Form 10-Q
period 2018-07-29
CULP INC
filed 2018-09-07
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018
Commission File No. 1-12597

CULP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or other organization)

1823 Eastchester Drive	27265-1402
High Point, North Carolina	(zip code)
(Address of principal executive offices)

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

Smaller Reporting Company    ☐                                                                 Emerging Growth Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES      NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at July 29, 2018:  12,522,246
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 29, 2018

Page

Part I - Financial Statements

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2018 AND JULY 30, 2017
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	July 29,	July 30,
	2018	2017

Net sales	$71,473	79,533
Cost of sales	60,914	63,068
Gross profit	10,559	16,465

Selling, general and
administrative expenses	8,033	9,501
Restructuring expense	451	-
Income from operations	2,075	6,964

Interest expense	20	-
Interest income	(150)	(131)
Other expense	257	353
Income before income taxes	1,948	6,742

Income taxes	906	1,640

Loss from investment in unconsolidated joint venture	77	118
Net income	$965	4,984
Less: Net income attributable to non-controlling interest	(8)	-
Net income attributable to Culp, Inc. common shareholders	$957	4,984

Net income attributable to Culp Inc. common shareholders per share - basic	$0.08	0.40
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.08	0.40
Average shares outstanding, basic	12,510	12,399
Average shares outstanding, diluted	12,600	12,590

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2018 AND JULY 30, 2017
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	July 29,	July 30,
	2018	2017

Net income	$965	$4,984

Other comprehensive income

Unrealized gain on investments, net of tax

Unrealized holding gains on investments	40	44
Reclassification adjustment for realized loss on investments	94	-

Total unrealized gain on investments	134	44

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding loss on foreign currency cash flow hedge	(25)	-
Reclassification adjustment for realized loss on foreign currency cash flow hedge	40	-

Total unrealized gain on foreign currency cash flow hedge	15	-

Total other comprehensive income	149	44

Comprehensive income	$1,114	$5,028
Less: Comprehensive income attributable to non-controlling interest	-	-
Comprehensive income attributable to Culp, Inc. common shareholders	$1,114	$5,028

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 29, 2018, JULY 30, 2017 AND APRIL 29, 2018
UNAUDITED
(Amounts in Thousands)

	July 29,	July 30,	*April 29,
	2018	2017	2018
Current assets:
Cash and cash equivalents	$8,593	18,322	21,228
Short-term investments - Available for Sale	-	2,469	2,451
Short-term investments - Held-To-Maturity	30,756	-	25,759
Accounts receivable, net	23,225	22,140	26,307
Inventories	54,989	55,227	53,454
Other current assets	3,852	3,441	2,870
Total current assets	121,415	101,599	132,069

Property, plant and equipment, net	53,178	52,912	51,794
Goodwill	27,222	11,462	13,569
Deferred income taxes	3,721	436	1,458
Long-term investments - Held-To-Maturity	-	30,907	5,035
Long-term investments - Rabbi Trust	7,671	6,714	7,326
Investment in unconsolidated joint venture	1,525	1,477	1,501
Other assets	11,640	2,397	5,232
Total assets	$226,372	207,904	217,984

Current liabilities:
Accounts payable-trade	$25,070	29,112	27,237
Accounts payable - capital expenditures	862	5,647	1,776
Deferred revenue	634	-	809
Accrued expenses	8,176	6,075	9,325
Accrued restructuring costs	445	-	-
Income taxes payable - current	1,244	884	1,437
Total current liabilities	36,431	41,718	40,584

Line of credit	4,000	5,000	-
Accrued expenses - long-term	749	-	763
Contingent consideration - earn-out obligation	5,600	-	-
Income taxes payable - long-term	3,733	487	3,758
Deferred income taxes	2,150	4,253	2,150
Deferred compensation	7,679	6,769	7,353
Total liabilities	60,342	58,227	54,608

Commitments and Contingencies (Notes 12 and 21)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,522,246 at July 29, 2018; 12,441,161
at July 30, 2017; and 12,450,276 at
April 29, 2018	627	622	623
Capital contributed in excess of par value	46,334	47,038	48,203
Accumulated earnings	114,465	101,977	114,635
Accumulated other comprehensive income (loss)	64	40	(85)
Total shareholders' equity attributable to Culp Inc.	161,490	149,677	163,376
Non-controlling interest	4,540	-	-
Total equity	166,030	149,677	163,376
Total liabilities and shareholders' equity	$226,372	207,904	217,984

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 29, 2018 AND JULY 30, 2017
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	July 29,	July 30,
	2018	2017

Cash flows from operating activities:
Net income	$965	4,984
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	2,015	1,807
Amortization of assets	145	82
Stock-based compensation	(501)	757
Deferred income taxes	(2,263)	643
Realized loss on sale of short-term investments (Available for Sale)	94	-
Loss on disposal of equipment	35	-
Loss from investment in unconsolidated joint venture	77	118
Foreign currency exchange (gain) loss	(91)	35
Changes in assets and liabilities:
Accounts receivable	2,837	2,524
Inventories	(429)	(3,539)
Other current assets	(989)	(467)
Other assets	34	(47)
Accounts payable - trade	(2,494)	(397)
Deferred revenue	(175)	-
Accrued expenses and deferred compensation	(1,566)	(4,704)
Accrued restructuring costs	445	-
Income taxes	(75)	608
Net cash (used in) provided by operating activities	(1,936)	2,404

Cash flows from investing activities:
Capital expenditures	(757)	(2,260)
Net cash paid for acquisition of businesses	(11,971)	-
Investment in unconsolidated joint venture	(100)	(489)
Proceeds from the sale of short-term investments (Available for Sale)	2,458	-
Purchase of short-term investments (Available for Sale)	(10)	(12)
Proceeds from the sale of long-term investments (Rabbi Trust)	-	49
Purchase of long-term investments (Rabbi Trust)	(302)	(1,267)
Net cash used in investing activities	(10,682)	(3,979)

Cash flows from financing activities:
Proceeds from line of credit	11,000	5,000
Payments on line of credit	(7,000)	-
Payments on vendor-financed capital expenditures	(1,412)	(1,250)
Dividends paid	(1,127)	(3,608)
Common stock surrendered for withholding taxes payable	(1,292)	(1,135)
Common stock repurchased	(72)	-
Proceeds from common stock issued	-	5
Net cash provided by (used in) financing activities	97	(988)

Effect of exchange rate changes on cash and cash equivalents	(114)	90

Decrease in cash and cash equivalents	(12,635)	(2,473)

Cash and cash equivalents at beginning of period	21,228	20,795

Cash and cash equivalents at end of period	$8,593	18,322

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

	Shareholders' eqity attributable to Culp Inc.

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess	Accumulated	Comprehensive		Non-Controlling	Total
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, April 30, 2017 *	12,356,631	$618	47,415	100,601	(4)	$148,630	$-	$148,630
Net income	-	-	-	20,877	-	20,877	-	20,877
Stock-based compensation	-	-	2,212	-	-	2,212	-	2,212
Unrealized loss on foreign currency cash flow hedge	-	-	-	-	(55)	(55)	-	(55)
Unrealized loss on investments	-	-	-	-	(26)	(26)	-	(26)
Common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-	-	-
Common stock issued in connection with vesting
of time-based restricted stock units	1,200	-	-	-	-	-	-	-
Common stock issued in connection with exercise					.
of stock options	15,600	1	110	-	-	111	-	111
Common stock surrendered for the cost of stock option
excercises and withholding taxes payable	(46,800)	(2)	(1,528)	-	-	(1,530)	-	(1,530)
Dividends paid	-	-	-	(6,843)	-	(6,843)	-	(6,843)
Balance, April 29, 2018 *	12,450,276	623	48,203	114,635	(85)	163,376	-	163,376
Net income	-	-	-	957	-	957	8	965
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	-	4,532	4,532
Stock-based compensation	-	-	(501)	-	-	(501)	-	(501)
Unrealized gain on foreign currency cash flow hedge	-	-	-	-	15	15	-	15
Unrealized gain on investments	-	-	-	-	134	134	-	134
Common stock issued in connection with vesting
of performance based restricted stock units	115,917	6	(6)	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock units	1,200	-	-	-	-	-	-	-
Common stock surrendered for
withholding taxes payable	(42,157)	(2)	(1,290)	-	-	(1,292)	-	(1,292)
Common stock repurcchased	(2,990)	-	(72)	-	-	(72)	-	(72)
Dividends paid	-	-	-	(1,127)	-	(1,127)	-	(1,127)
Balance, July 29, 2018	12,522,246	$627	46,334	114,465	64	$161,490	$4,540	$166,030

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2018, for the fiscal year ended April 29, 2018.

The company’s three-months ended July 29, 2018, and July 30, 2017, represent 13 week periods, respectively.

2. Significant Accounting Policies

As of July 29, 2018, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which subsequently amended ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. The new revenue standard became effective at the beginning of our fiscal 2019, and therefore, we applied the new revenue guidance in our first quarter of fiscal 2019 interim financial statements. This guidance did not have a material impact on our results of operations and financial position but did have a material impact on the disclosures required in our notes to the consolidated financial statements, which are disclosed in Note 5.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This new standard, which is to be applied retrospectively, became effective at the beginning of our fiscal 2019, and therefore, we applied this new guidance in our first quarter of fiscal 2019 interim financial statements.  During the first quarter of fiscal 2019, this new guidance did not impact our results of operations, balance sheet, or statement of cash flows. Currently, we do expect that this guidance will be applicable in determining how we classify our contingent consideration payments associated with our business combinations (see note 2) as either investing or financing activities. This guidance requires cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows from financing activities. In comparison, cash payments made soon after the acquisition date should be separated and classified as cash outflows from investing activities.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits recognition of deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard, which is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings, became effective at the beginning of our fiscal 2019. Therefore, we were required to apply this new guidance in our first quarter fiscal 2019 interim financial statements. This guidance did not impact our results of operations and financial position.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

Leases

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

The FASB recently issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which allows entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. This ASU allows entities to continue to use Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method but would recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

We are required to apply this guidance in our fiscal 2020 interim and annual financial statements and are currently assessing the impact the above guidance will have on our consolidated financial statements, but we expect this guidance to have a material impact on our financial position due to the requirement to recognize right-of-use assets and lease liabilities on our Consolidated Balance Sheets.

3.  Business Combinations

Read Window Products, LLC (Read)

Overview

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Asset Agreement) to acquire certain assets and assume certain liabilities of Read, a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments offering measuring, sourcing, fabrication and installation services. Read’s custom product line includes motorization, shades, drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line will allow us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on April 1, 2018, $375,000 was paid in May 2018, and $763,000 is to be paid in June in 2019, subject to certain conditions as defined in the Asset Agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Acquired and Liabilities Assumed

The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Customer relationships	$2,247
Goodwill	2,107
Inventory	1,128
Accounts receivable	897
Tradename	683
Property, plant & equipment	379
Other assets	35
Deferred revenue	(903)
Accounts payable	(719)
Accrued expenses	(174)
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

The goodwill related to this acquisition is attributable to Read’s reputation with the products and services they provide and the collective experience of management with regards to its operations, customers, and industry. Goodwill was assigned to the upholstery fabrics segment and is deductible for income tax purposes over the statutory period of fifteen years.

The Asset Agreement contains a contingent consideration arrangement that requires us to pay a former shareholder of Read an earn-out payment based on adjusted EBITDA as defined in the agreement for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target as defined in the agreement. As of July 29, 2018, based on historical and projected financial results in relation to the pre-established adjusted EBITDA target, we currently believe a contingent payment will not be made, and therefore, no contingent liability has been recorded.

Other

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) in which we acquired an initial 80% ownership interest in eLuxury, an e-commerce company offering bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon and other leading online retailers for specialty home goods.

We believe this acquisition will provide a new sales channel for bedding accessories and will expand our opportunity to participate in the e-commerce direct-to-consumer space. This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities. We also have an opportunity to market our new line of bedding accessories, marketed under the brand name, “Comfort Supply Company by Culp," as well as other finished products that we may develop, through this e-commerce platform.

The estimated consideration given for the initial 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represents the estimated purchase price and $5.6 million represents the fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 is to be paid in September 2019, subject to certain conditions as defined in the Equity Agreement.

Assets Acquired and Liabilities Assumed

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Goodwill	$13,653
Tradename	6,549
Equipment	2,179
Inventory	1,804
Accounts receivable and other current assets	108
Accounts payable	(1,336)
Accrued expenses	(295)
Non-controlling interest in eLuxury	(4,532)
$18,130

The estimated fair values of the assets acquired and liabilities assumed are provisional and are based on the information that was currently available to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded the tradename at fair market based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from five to ten years.

The goodwill related to this acquisition is attributable to eLuxury’s reputation with the products they offer and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise. Goodwill was assigned to the mattress fabrics segment and is deductible for income tax purposes over the statutory period of fifteen years.

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller who is also the shareholder of the noncontrolling interest an earn-out payment based on eLuxury's adjusted EBITDA for the twelve month period ending August 31, 2021, as defined in the Equity Agreement. We recorded a contingent liability for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

Consolidation and Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions in which it explicitly states the ownership interests at the effective date of this business combination and the allocation of net income or loss between the controlling interest (Culp) and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), Culp acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss will be allocated at a percentage of 70% and 30% to Culp and the noncontrolling interest, respectively.

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and therefore, is useful in estimating the fair value of the 20% noncontrolling interest. In order to determine the carrying value of our noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.5 million represents the $4.5 million fair value determined at the acquisition date plus its allocation of net income totaling $8,000 subsequent to the acquisition date and until the end of our first quarter of fiscal 2019.

Other

Acquisitions costs totaling $270,000 were in included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the three-month period ending July 29, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Actual revenue and net income for the period June 22, 2018 through July 29, 2018 were included in our Consolidated Statement of Net Income for the three-months ended July 29, 2018, and totaled $2.6 million and $27,000, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month periods ending July 29, 2018, and July 30, 2017, have been prepared as if the acquisitions of Read had occurred on May 2, 2016 and eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	July 29, 2018	July 30, 2017
Net Sales	$74,598	$88,739
Income from operations	2,073	6,867
Net income	939	4,875
Net income (loss) - noncontrolling interest	-	(85)
Net income – Culp Inc. common shareholders	939	4,959

Net income per share (basic) –
Culp Inc. common shareholders	0.08	0.40

Net income per share (diluted) –
Culp Inc. common shareholders	0.07	0.39

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Customers	$23,793	$23,548	$28,097
Allowance - doubtful accounts	(366)	(325)	(357)
Allowance - cash discounts	(150)	(238)	(245)
Allowance - sales returns & allowances (1)	(52)	(845)	(1,188)
	$23,225	$22,140	$26,307

(1) Due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, certain balance sheet reclassifications were required regarding our allowance for sales returns and allowances for the current year’s presentation only. See Note 5 to the consolidated financial statements for required balance sheet disclosures associated with the adoption of ASC Topic 606.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Beginning balance	$(357)	$(414)
Provision for bad debts	(9)	89
Net write-offs, net of recoveries	-	-
Ending balance	$(366)	$(325)

A summary of the activity in the allowances for sales returns and allowances and cash discounts follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Beginning balance	$(1,433)	$(1,220)
Adoption of ASC Topic 606 (1)	1,145	-
Provision for returns, allowances and discounts	(487)	(628)
Credits issued	573	765
Ending balance	$(202)	$(1,083)

5.  Revenue

Revenue from Contracts with Customers

On April 30, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers” (ASC Topic 606 or the “new standard”) using the retrospective modified method.   The retrospective modified method requires an adjustment to the opening balance of retained earnings for the cumulative effect of initially applying the new revenue standard. As permitted by the transition guidance, we elected to apply the new standard only to contracts that were not completed at the date of initial application, and therefore, we only evaluated those contracts that were in-process and not completed before April 30, 2018.

The application of the new standard did not result in a material impact to the opening balance of retained earnings, and therefore no adjustment to retained earnings was recorded. The largest impact of applying the new standard are the required qualitative and quantitative disclosures and the presentation and classification related to estimates of allowances for sales returns. The cumulative effect of the classification changes related to our allowances for sales returns on our April 30, 2018, balance sheet are as follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance at	Adjustments Due to	Balance at
(dollars in thousands)	April 29, 2018	ASC 606 Adoption (1)	April 30, 2018
Balance Sheet
Assets:
Accounts Receivable	$26,307	$1,145	$27,452
Other Current Assets	2,870	27	2,897
Liabilities:
Accrued Expenses	9,325	1,172	10,497

(1)
The adjustments associated with the adoption of the new standard are related to classifying allowances for estimated sales returns as a liability rather than as a contra account to accounts receivable on the consolidated balance sheet for the current year’s presentation only. As required under the new standard, we also recorded the estimated allowance for sales returns on a gross basis rather than a net basis by separately reflecting a return goods asset within other current assets rather than netting it with the estimated sales returns liability.

Currently, we expect the adoption of this new standard to be immaterial to our net income on an ongoing basis. The effect of adopting ASC 606 on our Consolidated Statements of Net Income and Consolidated Balance Sheets for the three months ended July 29, 2018, are as follows:

	Three months ended	Adjustments Due to	Balances Without
(dollars in thousands)	July 29, 2018	ASC 606 Adoption (1)	ASC 606 Adoption
Statements of Net Income
Net Sales	$71,473	$(40)	$71,433
Cost of Sales	60,914	(40)	60,874

Balance Sheet
Assets:
Accounts Receivable	$23,225	$1,123	$24,348
Other Current Assets	3,852	(40)	3,812

Liabilities:
Accrued Expenses	$8,176	1,163	$9,339

(1)
The adjustments associated with the adoption of the new standard are related to classifying allowances for estimated sales returns as a liability rather than as a contra account to accounts receivable on the consolidated balance sheet for the current year’s presentation only. As required under the new standard, we also recorded the estimated allowance for sales returns on a gross basis rather than a net basis by separately reflecting a return goods asset within other current assets rather than netting it with the estimated sales returns liability.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Performance Obligations

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and primarily sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments offering measuring, sourcing, fabrication, and installation services for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows. Effective June 22, 2018, we acquired a majority interest in eLuxury (see Note 3 for further details), an e-commerce company offering bedding accessories and home products directly to consumers.

Our primary performance obligations primarily include the sale of mattress and upholstery fabric products and the performance of customized fabrication and installation services associated window treatments.

Significant Judgments

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We determined that our customer purchase orders represent contracts as defined in the new standard.  In addition to purchase orders, we also have supply contracts with certain customers that define standard terms and conditions.   Our contracts generally include promises to sell either upholstery fabric or mattress fabric products or promises to provide fabrication and installation services associated with customized window treatments.  The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We do not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of July 29,2018, will be satisfied within one year or less.  Revenue associated with sales of our products are recognized at the point-in-time when control of the promised goods has been transferred to the customer.  The point-in-time when control transfers to the customer depends on the contractually agreed upon shipping terms, but typically occurs once the product has been shipped or once it has been delivered to a location specified by the customer. For certain warehousing arrangements, transfer of control to the customer is deemed to have occurred when the customer pulls the inventory for use in their production.  Revenue associated with our customized fabrication services, which are performed on various types of window treatments, are recognized over time and determined when the products on which those services are performed have no alternative use but for which we have an enforceable right to payment for the services expended.  Revenue for our customized fabrication services are recognized over time using the output method based on units produced.  Revenue associated with our installation services of window treatments are also recognized over time as it is determined when the customer receives and consumes the benefits as we perform the promised installation services. Revenue associated with our installation services are recognized over time using the output method based on units installed.

We evaluated the nature of any guarantees or warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.  We have elected to treat both shipping costs and handling costs as fulfillment costs which are classified in the Consolidated Statements of Net Income as cost of sales and selling, general and administrative expenses, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services.  The amount of consideration we expect to receive changes due to variable consideration associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration which is included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. We only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of the sale. Customers must receive authorization prior to returning products.  Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are now recorded within accrued expenses as required by the new standard.  Under the new standard we record estimates for sales returns on a gross basis rather than a net basis and an estimate of a right of return asset is recorded in other current assets and cost of goods sold.   Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates are based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period as determined using historical data and projections.

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental authorities. We generally recognize sales commission as expense when incurred because the amortization period is one year or less. Sales commissions are recorded within selling, general, and administrative expenses in the Consolidated Statements of Net Income.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheet as deferred revenue.  If upfront deposits or prepayment are not required, customers may be granted credit terms which generally range from 15 – 45 days.  Such terms are common within the industries we are associated and are not considered financing arrangements.  There were no contract assets recognized as of July 29, 2018.

A summary of the activity for deferred revenue follows:

Three Months Ended
(dollars in thousands)	July 29, 2018
Balance as of April 29, 2018	$809
Revenue recognized on contract liabilities during the period	(742)
Payments received for services not yet rendered during the period	567
Balance as of July 29, 2018	$634

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 29, 2018
.
Net Sales

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$36,983	$31,821	$68,804

Services transferred over time	-	2,669	2,669

Total Net Sales	$36,983	$34,490	$71,473

6.  Inventories

Inventories are carried at the lower of cost or net realizable value.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Raw materials	$5,291	$6,956	$6,024
Work-in-process	2,413	2,782	3,264
Finished goods	47,285	45,489	44,166
	$54,989	$55,227	$53,454

7.  Other Noncurrent Assets

A summary of other noncurrent assets follows:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Tradenames	$7,232	$-	$683
Customer relationships, net	2,764	651	2,839
Non-compete agreement, net	734	809	753
Cash surrender value – life insurance	393	376	393
Other	517	561	564
	$11,640	$2,397	$5,232

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tradename

A summary of the carrying amount of our tradenames from our recent acquisitions (see Note 3) follow:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Read	$683	$-	$683
eLuxury	6,549	-	-
	$7,232	$-	$683

Our tradenames were recorded at their fair market values at the effective date of their acquisitions (see Note 3) and were based on the relief from royalty method. These tradenames were determined to have an indefinite useful life and therefore, are not being amortized.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Beginning balance	$2,839	$664
Acquisition of assets	-	-
Amortization expense	(75)	(13)
Loss on impairment	-	-
Ending balance	$2,764	$651

In connection with our asset purchase agreement with Read (see note 3) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.

Additionally, we have customer relationships from a prior acquisition with a carrying amount of $600,000 at July 29, 2018. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.

The gross carrying amount of our customer relationships were $3.1 million, $868,000 and $3.1 million at July 29, 2018, July 30, 2017, and April 29, 2018, respectively. Accumulated amortization for these customer relationships were $351,000, $217,000 and $276,000 at July 29, 2018, July 30, 2017, and April 29, 2018, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2019 - $226,000; FY 2020 - $301,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; and Thereafter - $1,334,000.

The weighted average amortization period for our customer relationships is 9.4 years as of July 29, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Beginning balance	$753	$828
Amortization expense	(19)	(19)
Loss on impairment	-	-
Ending balance	$734	$809

We have a non-compete agreement from a prior acquisition that is being amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at July 29, 2018, July 30, 2017, and April 29, 2018, respectively. Accumulated amortization for this non-compete agreement was $1.3 million at July 29, 2018 and April 29, 2018, and $1.2 million at July 30, 2017.

The remaining amortization expense for the next five years and thereafter follows: FY 2019 - $56,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000, and Thereafter - $378,000.

The weighted average amortization period for the non-compete agreement is 9.8 years as of July 29, 2018.

Cash Surrender Value – Life Insurance

We had one life insurance contract with a death benefit of $1.4 million at July 29, 2018, July 30, 2017, and April 29, 2018, respectively. Our cash surrender value – life insurance balances totaling $393,000, $376,000 and $393,000 at July 29, 2018, July 30, 2017, and April 29, 2018, respectively, are collectible upon death of the respective insured.

8.  Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Beginning balance	$13,569	$11,462
Acquisition of business (see note 3)	13,653	-
Loss on impairment	-	-
Ending balance	$27,222	$11,462

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of Culp, Inc. (collectively known as CULP), entered into a joint venture agreement, pursuant to which CULP owns fifty percent of CLASS International Holdings, Ltd. (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production during the second quarter of fiscal 2018 (October 2017) and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH incurred a net loss totaling $154,000 and $236,000 for the three-month periods ending July 29, 2018 and July 30, 2017, respectively. CLIH’s net loss in the first quarter of fiscal 2018 pertained to initial start-up operating expenses incurred. Our equity interests in these net losses were $77,000 and $118,000 for the three-month periods ending July 29, 2018 and July 30, 2017, respectively.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Total assets	$3,153	$3,003	$3,130
Total liabilities	$103	$48	$128
Total members’ equity	$3,050	$2,955	$3,002

At July 29, 2018, July 30, 2017, and April 29, 2018, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership interest in CLIH.

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Compensation, commissions and related benefits	$3,719	$4,535	$6,918
Interest	12	19	20
Other accrued expenses	5,194	1,521	3,150
	$8,925	$6,075	$10,088

At July 29, 2018, we had accrued expenses totaling $8.9 million, of which $8.2 million and $749,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At July 30, 2017, we had accrued expenses totaling $6.1 million, all of which were classified as current accrued expenses, in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had accrued expenses totaling $10.1 million, of which $9.3 million and $763,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Exit and Disposal Activity

On June 12, 2018, our board of directors decided to close our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure is due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences. We expect to close this facility during the second quarter of fiscal 2019.  Restructuring expense and related charges totaled $2.0 million of which $1.6 million represented inventory markdowns and $451,000 represented employee termination benefits. Of this total charge, $1.6 million and $451,000 were recorded in cost of sales and restructuring expense in the Consolidated Statement of Net Income for the three-month period July 29, 2018.

As of July 29, 2018, accrued restructuring costs represented $445,000 for employee termination benefits, of which a $451,000 accrual was established as noted above, less $6,000 in severance payments during the three-month period ending July 29, 2018.

Currently, management expects to offset most of the $2.0 million charge over the second and third quarters from sale of associated property, plant, and equipment.

12. Lines of Credit

Revolving Credit Agreement – United States

At July 29, 2018, our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provided for a revolving loan commitment of $30 million. Interest was charged at a rate (applicable interest rate of 3.53%, 2.68%, and 3.36% at July 29, 2018, July 30, 2017, and April 29, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA. The Credit Agreement contains certain financial and other covenants as defined in the agreement and was set to expire on August 15, 2018.

The purposes of our revolving credit line is to support potential short term cash needs in different jurisdictions within our global operations, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. for various strategic purposes.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. At July 29, 2018 and July 30, 2017, we had outstanding borrowings associated with our Credit Agreement totaling $4.0 million and $5.0 million, respectively. There were no borrowings outstanding under the Credit Agreement at April 29, 2018.

At July 29, 2018, July 30, 2017, and April 29, 2018, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement which allowed us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit, in addition to the $250,000 letter of credit noted above, for the construction of a new building associated with our mattress fabrics segment (see Note 21 for further details). The terms of this $5.0 million letter credit expired on May 15, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective August 13, 2018, we entered into a Fifth Amendment to our Credit Agreement which reduced the amount of our line of credit from $30 million to $25 million, reduced the amount of the Unencumbered Liquid Assets maintenance covenant from $20 million to $15 million, and set and expiration date of August 15, 2020. Additionally, this amendment reduced the limit of outstanding letters to $1.0 million, which includes the $250,000 workers compensation letter of credit noted above.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.9 million USD at July 29, 2018) and is set to expire on March 2, 2019. This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of July 29, 2018, July 30, 2017, and April 29, 2018.

Overalls

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 29, 2018, the company was in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at July 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,749	N/A	N/A	$6,749
Large Blend Fund	438	N/A	N/A	438
Growth Allocation Fund	180	N/A	N/A	180
Moderate Allocation Fund	117	N/A	N/A	117
Other	187	N/A	N/A	187

Liabilities:

EURO Foreign Currency
Cash Flow Hedge	N/A	$40	N/A	$40

	Fair value measurements at July 30, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$5,991	N/A	N/A	$5,991
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	762	N/A	N/A	762
Strategic Income Fund	622	N/A	N/A	622
Large Blend Fund	381	N/A	N/A	381
Growth Allocation Fund	140	N/A	N/A	140
Moderate Allocation Fund	102	N/A	N/A	102
Other	100	N/A	N/A	100

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at April 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,492	N/A	N/A	$6,492
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	747	N/A	N/A	747
Strategic Income Fund	619	N/A	N/A	619
Large Blend Fund	402	N/A	N/A	402
Growth Allocation Fund	169	N/A	N/A	169
Moderate Allocation Fund	113	N/A	N/A	113
Other	150	N/A	N/A	150

Liabilities:

EURO Foreign Currency
Cash Flow Hedge	N/A	$55	N/A	$55

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

Short-Term Investments – Available for Sale

There were no short-term investments classified as available for sale held at July 29, 2018. At July 30, 2017 and April 29, 2018, our short-term investments classified as available for sale totaled $2.5 million and consisted of short-term bond funds. Since these short-term bond funds were classified as available for sale, these investments were recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $33,000 and $91,000 at July 30, 2017, and April 29, 2018, respectively. At July 30, 2017, and April 29, 2018, the fair value of our short-term bond funds approximated its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consist of investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of these investments was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments will be recorded as either current or noncurrent on our Consolidated Balance Sheets, based on contractual maturity date as of a respective reporting period and recorded at amortized cost.

At July 29, 2018, July 30, 2017 and April 29, 2018, our held-to-maturity investments recorded at amortized cost totaled $30.8 million, $30.9 million, and $30.8 million, respectively. The fair value of our held-to-maturity investments at July 29, 2018, July 30, 2017, and April 29, 2018 totaled $30.6 million, $30.8 million, and $30.6 million, respectively.

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

These long-term investments are recorded at their fair values of $7.7 million, $6.7 million, and $7.3 million at July 29, 2018, July 30, 2017 and April 29, 2018, respectively. Our long-term investments had an accumulated unrealized gain of $104,000, $73,000, and $61,000 at July 29, 2018, July 30, 2017, and April 29, 2018, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Basis

At July 29, 2018, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from eLuxury (see note 3) that were acquired at fair value:

	Fair value measurements at July 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Goodwill	N/A	N/A	$13,653	$13,653
Tradename	N/A	N/A	6,549	6,549
Equipment	N/A	N/A	2,179	2,179
Inventory	N/A	N/A	1,804	1,804

Liabilities:

Contingent Consideration –
Earn-Out Obligation	N/A	N/A	$5,600	$5,600

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Sholes pricing model.

Additionally, we acquired certain current assets such as accounts receivable and prepaid expenses and assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 2 for the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At April 29, 2018, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from Read (see note 3) that were acquired at fair value:

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

14.  Derivatives

During the fourth quarter of fiscal 2018, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converts our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263 and is due to expire in August 2018.

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging, our EURO foreign exchange contract was designated as a cash flow hedge, with the fair value of these financial instruments recorded in accrued expenses and changes in fair value recorded in accumulated other comprehensive income (loss). ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	(Amounts in Thousands)
	Fair Values of Derivative Instruments
	July 29, 2018		April 29, 2018
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Euro Foreign Exchange Contract	Accrued Expenses	$40	Accrued Expenses	$55

At July 30, 2017, we did not have any derivatives designated as hedging instruments under ASC Topic 815.

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Three Months Ended July 29, 2018	Three Months Ended July 30, 2017		Three Months Ended July 29, 2018	Three Months Ended July 30, 2017		Three Months Ended July 29, 2018	Three Months Ended July 30, 2017

EURO Foreign Exchange Contract	$15	$-	Other Exp	$(40)	$-	Other Exp	$-	$-

15.  Cash Flow Information

Interest and income taxes paid are as follows:

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Interest	$24	$83
Income taxes	3,223	536

Interest costs charged to operations were $20,000 and $64,000 for the three months ended July 29, 2018 and July 30, 2017, respectively.

No interest costs for the construction of qualifying fixed assets were capitalized for the three months ended July 29, 2018. Interest costs totaling $64,000 for the construction of qualifying fixed assets were capitalized for the three-months ended July 30, 2017. As a result, these interest costs will be amortized over the related assets’ useful lives.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three months ended
(amounts in thousands)	July 29, 2018	July 30, 2017
Weighted average common shares outstanding, basic	12,510	12,399
Dilutive effect of stock-based compensation	90	191
Weighted average common shares outstanding, diluted	12,600	12,590

At July 29, 2018 and April 29, 2018, there were no options to purchase shares of our common stock outstanding. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for the three-months ending July 29, 2018. All options to purchase shares of common stock were included in the computation of diluted net income for the three-months ending July 30, 2017, as the exercise price of the options was less than the average market price of the common shares.

17.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and primarily sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers.

Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments offering measuring, sourcing, fabrication, and installation services for the hospitality and commercial furniture industries. Currently, our Chief Executive Officer (CODM) evaluates Read’s performance within our upholstery fabrics segment as they provide products and services in similar industries in which our upholstery fabrics segment operates and uses upholstery fabric products to service their customers.

Effective June 22, 2018, we acquired eLuxury (see Note 3 for further details), an e-commerce company offering bedding accessories and other home goods directly to consumers. eLuxury’s primary products include a line of mattress pads, and also offer handmade platform beds, cotton bed sheets, and other bedding items. Currently, our CODM evaluates eLuxury's performance within our mattress fabrics segment as they primarily provide bedding products and service the same industry.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, goodwill and other intangible assets associated with prior acquisitions and the recent acquisition of eLuxury and our investment in an unconsolidated joint venture. The upholstery fabrics segment also includes in segment assets goodwill and other intangible assets associated with the acquisition of Read.

Financial information for the company’s operating segments follows:

	Three months ended
Net sales:	July 29, 2018	July 30, 2017
Mattress Fabrics	$36,983	$48,429
Upholstery Fabrics	34,490	31,104
	$71,473	$79,533
Gross profit:
Mattress Fabrics	$5,971	$9,760
Upholstery Fabrics	6,153	6,705
	$12,124	$16,465
Restructuring related charges (1)	(1,565)	-
	$10,559	$16,465
Selling, general, and administrative expenses
Mattress Fabrics	$3,148	$3,391
Upholstery Fabrics	3,626	3,811
Total segment selling, general, and administrative expenses	6,774	7,202
Unallocated corporate expenses	1,259	2,299
	$8,033	$9,501
Income from operations:
Mattress Fabrics	$2,823	$6,368
Upholstery Fabrics	2,527	2,895
Total segment income from operations	5,350	9,263
Unallocated corporate expenses	(1,259)	(2,299)
Restructuring expense and related charges (2)	(2,016)	-
Total income from operations	2,075	6,964
Interest expense	(20)	-
Interest income	150	131
Other expense	(257)	(353)
Income before income taxes	$1,948	$6,742

(1) The $1.6 million represents a restructuring related charge for inventory markdowns associated with the closing of our upholstery fabrics operation located in Anderson, SC.

(2) The $2.0 million represents the $1.6 million restructuring related charge noted above and a restructuring charge of $451 for employee termination benefits associated with the closing of our upholstery fabrics operation located in Anderson, SC.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Segment assets:
Mattress Fabrics
Current assets (1)	$45,085	$46,750	$43,935
Tradename	6,549	-	-
Non-compete agreement	734	809	753
Customer relationships	600	651	613
Investment in unconsolidated joint venture	1,525	1,477	1,501
Goodwill	25,115	11,462	11,462
Property, plant and equipment (2)	50,297	50,270	48,797
Total mattress fabrics assets	129,905	111,419	107,061
Upholstery Fabrics
Current assets (1)	33,129	30,617	35,826
Goodwill	2,107	-	2,107
Customer relationships	2,164	-	2,226
Tradename	683	-	683
Property, plant and equipment (3)	2,370	1,857	2,445
Total upholstery fabrics assets	40,453	32,474	43,287
Total segment assets	170,358	143,893	150,348
Non-segment assets:
Cash and cash equivalents	8,593	18,322	21,228
Short-term investments (Available for Sale)	-	2,469	2,451
Short-term investments (Held-to-Maturity)	30,756	-	25,759
Deferred income taxes	3,721	436	1,458
Other current assets	3,852	3,441	2,870
Property, plant and equipment (4)	511	785	552
Long-term investments (Held-to-Maturity)	-	30,907	5,035
Long-term investments (Rabbi Trust)	7,671	6,714	7,326
Other assets	910	937	957
Total assets	$226,372	$207,904	$$217,984

	Three months ended
(dollars in thousands)	July 29, 2018	July 30, 2017
Capital expenditures (5):
Mattress Fabrics	$1,198	$2,967
Upholstery Fabrics	57	85
Unallocated Corporate	-	16
Total capital expenditures	$1,255	$3,068
Depreciation expense:
Mattress Fabrics	$1,800	$1,612
Upholstery Fabrics	215	195
Total depreciation expense	$2,015	$1,807

(1)	Current assets represent accounts receivable and inventory for the respective segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)
The $50.3 million at July 29, 2018, represents property, plant, and equipment of $37.2 million and $13.1 million located in the U.S. and Canada, respectively. The $50.3 million at July 30, 2017, represents property, plant, and equipment of $35.8 million and $14.5 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

(3)
The $2.4 million at July 29, 2018, represents property, plant, and equipment of $1.8 million and $616 located in the U.S. and China, respectively. The $1.9 million at July 30, 2017, represents property, plant, and equipment of $1.2 million and $684 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661 located in the U.S. and China, respectively.

(4)
The $511, $785, and $552 at July 29, 2018, July 30, 2017 and April 29, 2018, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

18.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $906,000, or 46.5% of income before income taxes, for the three-month period ended July 29, 2018, compared to income tax expense of $1.6 million or 24.3% of income before income taxes, for the three-month period ended July 30, 2017. Our effective income tax rates for the three-month periods ended July 29, 2018, and July 30, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018
Federal income tax rate	21.0%	34.0%
Change in estimate of U.S. valuation allowance	8.6	1.4
Foreign income tax rate differential	8.3	(1.3)
Global Intangible Low Taxed Income Tax (GILTI)	2.5	-
Tax effects of Chinese foreign exchange (losses) gains	2.1	(0.9)
Excess income tax deficiency (benefits)
related to stock-based compensation	1.7	(8.2)
Other	2.3	(0.7)
	46.5%	24.3%

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was signed into law. The key impacts of the Tax Act on our financial statements during fiscal 2019 will be the reduction of our U.S federal statutory income tax rate to 21% compared with the blended statutory income tax rate of 30.4% during fiscal 2018 and the creation of the Global Intangible Low Taxed Income Tax (“GILTI”).

In order to calculate GILTI, provisional estimates were required based on (i) projection and estimates associated with U.S. and foreign pre-tax earnings and income tax expense for fiscal 2019, (ii) projections and estimates regarding certain assets that will be held in our domestic operations or foreign subsidiaries, and (iii) projections and estimates associated with our net sales with foreign jurisdictions. Our estimates may change based on actual versus projected results.

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

Based on our assessments at July 29, 2018, July 30, 2017, and April 29, 2018, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

	July 29,	July 30,	April 29,
(dollars in thousands)	2018	2017	2018
U.S. foreign income tax credits	$4,550	-	4,550
U.S. state loss carryforwards and credits	849	559	578
Polish loss carryforwards	-	78	76
	$5,399	637	5,204

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of July 29, 2018, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at July 29, 2018 and April 29, 2018, we recorded a deferred income tax liability of $2.8 million and $4.3 million for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 30, 2017, which was prior to the Tax Act being signed into law, we recorded a deferred income tax liability of $810,000, which included U.S. and foreign withholding taxes totaling $45.4 million, offset by U.S. foreign income tax credits of $44.6 million.

Uncertainty In Income Taxes

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

At July 29, 2018, we had a $820,000 total gross unrecognized income tax benefit, of which $440,000 and $380,000 were classified as income taxes payable- long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At July 30, 2017, we had a $12.4 million total gross unrecognized income tax benefit, of which $11.9 million and $487,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had a $844,000 total gross unrecognized income tax benefit, of which $464,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At July 29, 2018, our $820,000 total gross unrecognized income tax benefit included $440,000 that, if recognized, would favorably affect the income tax rate in future periods. At July 30, 2017, our $12.4 million total gross unrecognized income tax benefit, included $487,000 that, if recognized, would favorably affect the income tax rate in future periods. At April 29, 2018, our $844,000 total gross unrecognized income tax benefit included $464,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $820,000, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

19.  Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan updated and replaced our 2007 Equity Incentive Plan (the “2007 Plan”) as the vehicle for granting new equity-based awards substantially similar to those authorized under the 2007 Plan. In general, the 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. In connection with the approval of the 2015 Plan, no further awards will be granted under the 2007 Plan, but outstanding awards under the 2007 Plan will be settled in accordance with their terms.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 29, 2018, there were 1,026,651 shares available for future equity-based grants under our 2015 plan.

Performance Based Restricted Stock Units

Executive Management (NEOs)

Fiscal 2019

We did not grant any performance based restricted stock units to NEOs during the first quarter of fiscal 2019.

Fiscal 2018

On July 13, 2017, we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved will be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost was measured based on the fair market value on the date of grant (July 13, 2017). The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based components.

Fiscal 2017

On July 14, 2016 we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets were met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. These awards were measured based on the fair market value (closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in this award.

Key Employees and a Non-Employee

Fiscal 2019

We did not grant any performance based restricted stock units to key employees or non-employees during the first quarter of fiscal 2019.

Fiscal 2018 and 2017

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:

	(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 14, 2016	11,549	$24.75(2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on July 29, 2018, the end of our reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our performance based restricted stock units that vested during the three-month periods ending July 29, 2018 and July 30, 2017:

		(3)
	Common Stock	Weighted Average	Price
Fiscal Year	Shares Vested	Fair Value	Per Share
Fiscal 2019 (1)	107,553	$3,466	$32.23(4)
Fiscal 2019 (2)	10,364	$320	$30.90(5)
Fiscal 2018 (1)	102,845	$1,820	$17.70(4)
Fiscal 2018 (2)	16,000	$520	$32.50(5)

 (1) NEOs and key employees.

(2) Non-employee

(3) Dollar amounts are in thousands.

(4) Price per share represents closing price of our common stock on the date of grant.

(5) The respective grant vested during the first quarter of fiscal 2019 or 2018, respectively. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

Overall

We recorded a credit to compensation expense of $506,000 and a charge to compensation expense totaling $751,000 within selling, general, and administrative expenses for the three-month periods ending July 29, 2018 and July 30, 2017, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, compensation cost will not be recognized and any recognized compensation cost would be reversed.

At July 29, 2018, the remaining unrecognized compensation cost related to the performance based restricted stock units was $456,000, which is expected to be recognized over a weighted average vesting period of 1.4 years.

Time Vested Restricted Stock Units

Fiscal 2019

We did not grant any time vested restricted stock units to key employees or non-employees during the first quarter of fiscal 2019.

Fiscal 2018 Grant

On July 13, 2017, an employee was granted 1,200 shares of time vested restricted stock units which will vest over the requisite service period of 11 months. This award was measured at its fair market value, which was $32.50 per share, and represented the closing price of our common stock on the date of grant.

During the first quarter of fiscal 2019, 1,200 shares of common stock associated with this grant vested and had a weighted average fair value of $39,000 or $32.50 per share.

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

Overall

We recorded compensation expense of $5,000 and $6,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the three-month periods ending July 29, 2018 and July 30, 2017, respectively.

As of July 29, 2018, all awarded time vested restricted stock units had vested and therefore, no unrecognized compensation cost was remaining.

20.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 29, 2018, the company’s statutory surplus reserve was $4.3 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Payable – Capital Expenditures

At July 29, 2018, we had total amounts due regarding capital expenditures totaling $862,000, which pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $862,000 is required to be paid based on normal credit terms.

At July 30, 2017, and April 29, 2018, we had total amounts due regarding capital expenditures totaling $5.6 million and $1.8 million, respectively, of which $3.9 million and $1.4 million was financed and pertained to completed work for the construction of a new building (see below).

Purchase Commitments – Capital Expenditures

At July 29, 2018, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.7 million.

New Building

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina to expand our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million that was made in April 2016 with additional installment payments of $4.3 million that were made in fiscal 2017, $3.7 million that were made in fiscal 2018, with the final installment payment of $1.4 million made in May 2018 (first quarter of fiscal 2019). Interest was charged on the required outstanding installment payments for services that were previously rendered at a rate of $2.25% plus the current 30-day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 12 for further details).

This new building was placed into service in July 2017 (first quarter of fiscal 2018).

22.  Common Stock Repurchase Program

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

During the three-month ended July 29, 2018, we purchased 2,990 shares of our common stock at a cost of $72,000. During the three-months ended July 30, 2017, we did not purchase any shares of our common stock.

At July 29, 2018, we had $4.9 million available for repurchases of our common stock.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23.  Dividend Program

On August 29, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share. This payment will be made on or about October 15, 2018, to shareholders of record as of October 1, 2018.

During the three-months ended July 29, 2018, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share. During the three-months ended July 30, 2017, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements due to new information, future events or otherwise. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” and “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions, as well as our success in finalizing acquisition negotiations, and integrating acquired business into our existing operations. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 13, 2018, for the fiscal year ended April 29, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three-months ended July 29, 2018, and July 30, 2017, each represent 13-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, and a fifty percent owned cut and sew mattress cover operation located in Haiti. Additionally, with the recent acquisition of eLuxury, we now have a majority owned e-commerce company located in Evansville, IN, that offers bedding accessories and home goods directly to consumers. The upholstery fabrics segment develops, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China and Burlington, NC. With the recent acquisition of Read Window Products, LLC (Read), we now have a wholly owned company located in Knoxville, TN, that provides window treatment products and installation services to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant in Anderson, SC during the first quarter of fiscal 2019, and announced during the first quarter that this facility would be closed during our second quarter of fiscal 2019.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture, source, or develop our products, including raw material costs and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	July 29, 2018	July 30, 2017	Change
Net sales	$71,473	$79,533	(10.1)%
Gross profit	10,559	16,465	(35.9)%
Gross profit margin	14.8%	20.7%	(590	)bp
SG&A expenses	8,033	9,501	(15.5)%
Income from operations	2,075	6,964	(70.2)%
Operating margin	2.9%	8.8%	(590	)bp
Income before income taxes	1,948	6,742	(71.1)%
Income taxes	906	1,640	(44.8)%
Net income	965	4,984	(80.6)%
Net income attributable to Culp Inc common shareholders	957	4,984	(80.8%)

Net Sales

Overall, our net sales for the first quarter of fiscal 2019 decreased by 10.1% compared with the same period a year ago, with mattress fabric sales declining 23.6% and upholstery fabrics increasing 10.9%. The decrease in mattress fabrics sales reflects challenging bedding industry conditions primarily related to a significant increase of low-priced imported mattresses from China. Currently, we estimate total mattress imports represent approximately 20% of U.S. industry shipments. However, we are optimistic that the U.S. bedding industry could benefit in the near term from relief under U.S. trade laws to address this situation. If and when such action would occur, we believe it will favorably affect our business and the domestic mattress industry going forward.

The increase in upholstery fabric net sales primarily relates to the net sales contribution from Read, acquired on April 1, 2018, consistent organic growth with our China produced fabrics, partially offset by a decrease in sales associated with our facility located in Anderson, SC.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our operating performance for the first quarter was affected by the decrease in sales of mattress fabrics noted above, increased operating costs associated with unfavorable foreign currency exchange rates in China, and the closing of our upholstery fabric operation located in Anderson, SC, for which we recorded restructuring and restructuring related charges of $2.0 million.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $906,000 or 46.5% of income before income taxes, for the first quarter compared with income tax expense of $1.6 million or 24.3% of income before income taxes, for the same period a year ago. The increase in our effective income tax rate was primarily due to the mix of pre-tax earnings favoring our foreign jurisdictions that are taxed at higher income and withholding tax rates compared to the U.S. federal statutory rate of 21%.

Refer to Note 18 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At July 29, 2018, our cash and investments (which comprise of cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity)), totaled $39.3 million at July 29, 2018, compared with $54.5 million at April 29, 2018.  Additionally, we had net borrowings of $4.0 million on our U.S. line of credit during the first quarter compared with $5.0 million during the same period a year ago. These funds were used for working capital requirements that historically occur during our first quarter.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $11.6 million for the acquisition of eLuxury, capital expenditures totaling $2.2 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $1.2 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payment, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net borrowings on our U.S. line of credit of $4.0 million to support working capital requirements.

See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On August 29, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share. This payment will be made on or about October 15, 2018, to shareholders of record as of October 1, 2018.

During the three months ended July 29, 2018, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share. During the three months ended July 30, 2017, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.

During the three month ended July 29, 2018, we purchased 2,990 shares of our common stock at a cost of $72,000. During the three-months ended July 30, 2017, we did not purchase any shares of our common stock. At July 29, 2018, we had $4.9 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 29, 2018	July 30, 2017	Change

Net sales	$36,983	$48,429	(23.6)%
Gross profit	5,971	9,760	(38.8)%
Gross profit margin	16.1%	20.2%	(410	)bp
SG&A expenses	3,148	3,391	(7.2)%
Income from operations	2,823	6,368	(55.7)%
Operating margin	7.6%	13.1%	(550	)bp

Net Sales

Overall

As expected, our sales for the quarter reflect significant disruptions and uncertainties surrounding the mattress industry compared with market conditions during the same period a year ago.  During the first quarter, we experienced very soft demand trends related to the rapid growth of low-priced imported mattress from China. In addition, ongoing changes with a large mattress retailer have created more uncertainty throughout the mattress industry supply chain, which affected our distribution.

We have remained focused on our product diversification strategy with a favorable product mix of mattress fabrics and sewn covers. We recently launched our new line of bedding accessories, marketed under the brand name, ‘Comfort Supply Company by Culp.’

Gross Profit and Operating Income

Our operating profits declined in the first quarter of fiscal 2019 compared with the same period a year ago, due to the decrease in net sales noted above. Over the past several years, we have invested substantially in creating a sustainable and efficient platform with enhanced capacity and distribution capabilities. We are focused on maximizing the efficiency of our operations and aligning our costs with current and expected demand trends. We have reduced our capital expenditure budget and deferred certain capital projects that were originally expected to be completed in fiscal 2019.

During the second quarter of fiscal 2019, we expect continued uncertainty in the mattress industry that will affect short-term demand trends and our operating performance. We are optimistic that the proposed relief being considered by the bedding industry under U.S. trade laws to address the impact of  low-priced imported mattresses from China will be favorable for our business.

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) pursuant to which we acquired an initial 80% ownership interest in eLuxury, an e-commerce company offering bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, as well as cotton bed sheets and other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon and other leading online retailers for specialty home goods.

We believe this acquisition will provide a new sales channel for the bedding accessories and expand our opportunity to participate in the e-commerce direct-to-consumer space. This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities. We also have an opportunity to market our new line of bedding accessories, marketed under the brand name, “Comfort Supply Company by Culp”, as well as other finished products that we may develop, through this e-commerce platform.

The estimated consideration given for the initial 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represents the estimated purchase price and $5.6 million represents the fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 is to be paid in September 2019, subject to certain conditions as defined in the Equity Agreement.

Assets Acquired and Liabilities Assumed

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Goodwill	$13,653
Tradename	6,549
Equipment	2,179
Inventory	1,804
Accounts receivable and other current assets	108
Accounts payable	(1,336)
Accrued expenses	(295)
Non-controlling interest in eLuxury	(4,532)
$18,130

The estimated fair values of the assets acquired and liabilities assumed are provisional and are based on the information that was currently available to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller who is also the shareholder of the noncontrolling interest an earn-out payment based on eLuxury's adjusted EBITDA for the twelve month period ending August 31, 2021, as defined in the Equity Agreement. We recorded a contingent liability for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

Consolidation and Non-Controlling Interest

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Therefore, our consolidated net income of $965,000 represents $957,000 which pertains to Culp Inc. and $8,000 pertains to the noncontrolling interest in eLuxury.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the three-month period ending July 29, 2018.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill and other intangible assets associated with prior acquisitions and the recent acquisition of eLuxury, and our investment in an unconsolidated joint venture.

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Accounts receivable and inventory	$45,085	$46,750	$43,935
Property, plant & equipment	50,297	50,270	48,797
Goodwill	25,115	11,462	11,462
Tradename	6,549	-	-
Non-compete agreement	734	809	753
Customer relationships	600	651	613
Investment in unconsolidated joint venture	1,525	1,477	1,501

Accounts Receivable & Inventory

As of July 29, 2018, accounts receivable and inventory decreased by $1.7 million, or 3.6%, compared with July 30, 2017. This is due to a decrease in accounts receivable resulting from the decline in net sales noted above. Despite the decrease in net sales in the first quarter compared to the same period a year ago, inventory was flat primarily due to inventory acquired from eLuxury totaling $1.8 million, offset by the decrease in inventory from our existing business related to the decline in net sales noted above.

As of July 29, 2018, accounts receivable and inventory increased $1.2 million, or 2.6%, compared with April 29, 2018. Despite the decrease in net sales in the first quarter compared with the fourth quarter of fiscal 2018, inventory increased $4.5 million. This increase was primarily due to inventory acquired from eLuxury totaling $1.8 million and an increase in inventory primarily from purchases in excess of actual demand trends that were lower than anticipated. The increase in inventory was partially offset by a decrease in accounts receivable resulting from the decline net sales noted above.

Property, Plant & Equipment

The $50.3 million at July 29, 2018, represents property, plant and equipment of $37.2 million and $13.1 million located in the U.S. and Canada, respectively. The $50.3 million at July 30, 2017, represents property, plant, and equipment of $35.8 million and $14.5 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment during the first quarter of 2019 was primarily due to the acquisition of equipment acquired from eLuxury totaling $2.2 million.

Goodwill and Tradename

The increase in the carrying value of our goodwill and the acquisition of our tradename were associated with the business combination of eLuxury noted above.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 8 to the consolidated financial statements for further details).

Customer Relationships and Non-Compete Agreement

The decreases in carrying values of our customer relationships and non-compete agreement at July 29, 2018, compared with July 30, 2017, and April 29, 2018, are due to amortization expense.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	July 29, 2018		July 30, 2017		% Change

Non U.S. Produced	$30,368	88%	$29,386	95%	3.3%
U.S. Produced	4,122	12%	1,718	5%	139.9%
Total	$34,490	100%	$31,104	100%	10.9%

Our upholstery fabrics sales were in line with expectations for the first quarter of fiscal 2019 as we were able to execute our product-driven strategy and diversify our customer base. Our sales for the first quarter included the first full quarter of operations for Read. Additionally, our increase in net sales is due to consistent organic growth with our China produced fabrics, as we continued to see favorable demand trends for our popular line of performance fabrics. However, our net sales were affected by the decline in net sales associated with our Anderson, SC facility that is expected to close during our second quarter.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	July 29, 2018	July 30, 2017	Change

Gross profit	$6,153	$6,705	(8.2)%
Gross profit margin	17.8%	21.6%	(380	)bp
SG&A expenses	3,626	3,811	(4.9)%
Income from operations	2,527	2,895	(12.7)%
Operating margin	7.3%	9.3%	(200	)bp
Restructuring related charges	1,565	-	100%

As expected, our operating performance for the first quarter of fiscal 2019 was affected primarily by higher operating costs associated with unfavorable foreign currency exchange rates in China, leading to lower gross profit and operating margins.

Exit and Disposal Activity

On June 12, 2018, our board of directors decided to close our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure is due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences. We expect to close this facility during the second quarter of fiscal 2019.

Restructuring expense and related charges totaled $2.0 million, of which $1.6 million represented inventory markdowns and $451,000 represented employee termination benefits. Of this total charge, $1.6 million and $451,000 were recorded in cost of sales and restructuring expense in the Consolidated Statement of Net Income for the three-month period July 29, 2018.

Currently, management expects to offset most of the $2.0 million charge over the second and third quarters from sale of associated property, plant, and equipment.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and goodwill and other intangible assets associated with the acquisition of Read.

(dollars in thousands)	July 29, 2018	July 30, 2017	April 29, 2018
Accounts receivable and inventory	$33,129	$30,617	$35,826
Property, plant & equipment	2,370	1,857	2,445
Goodwill	2,107	-	2,107
Customer relationships	2,164	-	2,226
Tradename	683	-	683

Accounts Receivable & Inventory

As of July 29, 2018, accounts receivable and inventory increased by $2.5 million, or 8.2%, compared with July 30, 2017. This increase is primarily due to the accounts receivable and inventory totaling $2.0 million that was acquired from Read on April 1, 2018

As of July 29, 2018, accounts receivable and inventory decreased $2.7 million, or 7.5%, compared with April 29, 2018. This decrease is primarily due to the decrease in working capital associated with the closure of our operation located in Anderson, SC noted above.

Property, Plant & Equipment

The $2.4 million at July 29, 2018, represents property, plant, and equipment of $1.8 million and $616,000 located in the U.S. and China, respectively. The $1.9 million at July 30, 2017, represents property, plant, and equipment of $1.2 million and $684,000 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661,000 located in the U.S. and China, respectively.

The increase in property, plant, and equipment as of July 29, 2018, compared with July 30, 2017, was primarily due to the acquisition of equipment acquired from Read totaling $379,000.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 29, 2018	July 30, 2017	% Change
SG&A expenses	$8,033	$9,501	(15.5)%
Restructuring expense	451	-	100.0%
Interest expense	20	-	100.0%
Interest income	150	131	14.5%
Other expense	257	353	(27.2)%

Selling, General and Administrative Expenses

SG&A expenses decreased during first quarter of fiscal 2019 compared with the same period a year ago due primarily to lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets and the decrease in net sales in the first quarter of fiscal 2019 compared with the same period a year ago.

Interest Expense

Interest costs charged to operations were $20,000 and $64,000 for the three months ended July 29, 2018 and July 30, 2017, respectively.

No interest costs for the construction of qualifying fixed assets were capitalized for the three months ended July 29, 2018. Interest costs totaling $64,000 for the construction of qualifying fixed assets were capitalized for the three-months ended July 30, 2017. As a result, these interest costs will be amortized over the related assets’ useful lives.

Interest Income

Interest income was comparable for the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018. Our interest income is mostly associated with our investment grade U.S. Corporate bonds located in the Cayman Islands.

Other Expense

Other expense decreased for the first quarter of fiscal 2019 compared with the same period a year ago. This decrease was mostly due to more favorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

We recorded income tax expense of $906,000, or 46.5% of income before income taxes, for the three- month period ended July 29, 2018, compared to income tax expense of $1.6 million, or 24.3% of income before income taxes, for the three-month period ended July 30, 2017. Our effective income tax rates for the three-month periods ended July 29, 2018, and July 30, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018
Federal income tax rate	21.0%	34.0%
Change in estimate of U.S. valuation allowance	8.6	1.4
Foreign income tax rate differential	8.3	(1.3)
Global Intangible Low Taxed Income Tax (GILTI)	2.5	-
Tax effects of Chinese foreign exchange (losses) gains	2.1	(0.9)
Excess income tax deficiency (benefits)
related to stock-based compensation	1.7	(8.2)
Other	2.3	(0.7)
	46.5%	24.3%

2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R.1) (the Tax Act) was signed into law. The key effects of the Tax Act on our financial statements during fiscal 2019 will be the reduction of our U.S federal statutory income tax rate to 21% compared with the blended statutory income tax rate of 30.4% during fiscal 2018 and the creation of the Global Intangible Low Taxed Income Tax (GILTI).

In order to calculate GILTI, provisional estimates were required based on (i) projection and estimates associated with U.S. and foreign pre-tax earnings and income tax expense for fiscal 2019, (ii) projections and estimates regarding certain assets that will be held in our domestic operations or foreign subsidiaries, and (iii) projections and estimates associated with our net sales with foreign jurisdictions. Our estimates may change based on actual versus projected results.

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

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of July 29, 2018, July 30, 2017, and April 29, 2018, respectively.

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

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of July 29, 2018, July 30, 2017, and April 29, 2018, respectively.

Uncertainty In Income Taxes

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

Refer to Note 18 located in the Notes to the Consolidated Financial Statements for disclosures regarding our assessments of our uncertain income tax positions as of July 29, 2018, July 30, 2017, and April 29, 2018.

Income Taxes Paid

We reported income tax expense of $906,000 and $1.6 million for the three-month periods ending July 29, 2018, and July 30, 2017, respectively. However, our income tax payments totaled $3.2 million and $536,000 million for the same respective periods. Our income tax payments were associated with our foreign subsidiaries located in Canada and China. These payments increased during the first quarter of fiscal 2019 as compared with the same period a year ago, primarily from higher withholding tax payments associated with recent earnings and profit distributions from our Canadian and Chinese subsidiaries.

As a result of the Tax Act noted above, we were required to calculate a one-time mandatory repatriation tax (the Transition Tax) for fiscal 2018 related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system.  Consequently, we will start making income tax payments associated with the Transition Tax in the second quarter fiscal 2019, which we elected to pay over a period of eight years. Additionally, as part of the Tax Act, we currently expect to elect out of using our U.S. Federal net loss operating carryforwards to offset the Transition Tax in order to fully utilize our foreign tax credits. As a result, we have approximately $7.0 million of U.S. Federal net loss operating carryforwards to apply against fiscal 2019 U.S. taxable income.  This fact, coupled with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2019 (including the Transition Tax that will be made this fiscal year).

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $8.6 million at July 29, 2018, cash flow from operations, and the current availability ($30.9 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At July 29, 2018, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity)) totaled $39.3 million at July 29, 2018, compared with $54.5 million at April 29, 2018. Additionally, we had net borrowings of $4.0 million on our U.S. line of credit during the first quarter compared with $5.0 million during the same period a year ago. These funds were used for working capital requirements that historically occur during our first quarter.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $11.6 million for the acquisition of eLuxury, capital expenditures totaling $2.2 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $1.2 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payment, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net borrowings on our U.S. line of credit of $4.0 million to support working capital requirements.

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

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	July 29,	July 30,	April 29,
(dollars in thousands)	2018	2017	2018
Cayman Islands	$31,024	$37,460	$31,000
China	4,742	8,301	10,537
United States	3,407	2,818	9,221
Canada	176	3,119	3,715
	$39,349	$51,698	$54,473
Currently, we are holding a significant amount of our cash and investments with our international holding company located in the Cayman Islands. Our cash and investments located in this jurisdiction stemmed from accumulated earnings and profits (totaling $57.5 million as of July 29, 2018) that were distributed from our subsidiary located in China. Of the $31.0 million held in the Cayman Islands, $30.8 million represents investment grade U.S. corporate bonds with maturities with less than one year (as of July 29, 2018), ranging from September 2018 through May 2019. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations. As a result, and as our U.S. corporate bonds mature, we plan to repatriate most or all of our earnings and profits residing in the Cayman Islands to the U.S. parent company.

Dividend Program

On August 29, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.09 per share. This payment will be made on or about October 15, 2018, to shareholders of record as of October 1, 2018.

During the three months ended July 29, 2018, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share. During the three months ended July 30, 2017, dividend payments totaled $3.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $1.0 million represented a quarterly dividend payment of $0.08 per share.

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

During the three month ended July 29, 2018, we purchased 2,990 shares of our common stock at a cost of $72,000. During the three months ended July 30, 2017, we did not purchase any shares of our common stock.

At July 29, 2018, we had $4.9 million available for repurchases of our common stock.

Working Capital

Accounts receivable at July 29, 2018, were $23.2 million, an increase of $1.1 million, or 5%, compared with $22.1 million at July 30, 2017. Days’ sales outstanding were 29 days for first quarter of fiscal 2019 compared with 25 days for the first quarter of fiscal 2018. The increase in our days’ sales outstanding is primarily due to mattress fabric customers currently not taking advantage of cash discounts as frequently when compared to the same period a year ago.

Inventories as of July 29, 2018, were $55.0 million, compared with $55.2 million at July 30, 2017. Inventory turns were 4.5 and 4.7 for first quarter of fiscal 2019 and 2018, respectively.

Accounts payable-trade as of July 29, 2018, were $25.1 million, a decrease of $4.0 million, or 14%, compared with $29.1 million at July 30, 2017.  This decrease is primarily due to the decrease in net sales during the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $51.7 million at July 29, 2018, compared with $42.6 million at July 30, 2017. Operating working capital turnover was 6.6 during the first quarter of fiscal 2019 compared with 7.4 during the first quarter of fiscal 2018.

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

At July 29, 2018, we were in compliance with all our financial covenants.

Refer to Note 12 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $2.2 million (of which $1.4 million were vendor- financed) for the three-months ending July 29, 2018 compared with $3.5 million (of which $1.3 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $2.0 million for the three-month period ending July 29, 2018 compared with $1.8 million for the three-month period ending July 30, 2017 and mostly related to the mattress fabrics segment.

For fiscal 2019, we are projecting capital expenditures to be in the range of $6.0 million to $6.5 million. Depreciation expense is projected to be approximately $8.0 million in fiscal 2019. The estimated capital expenditures and depreciation expense for fiscal 2019 mostly relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At July 29, 2018, we had total amounts due regarding capital expenditures totaling $862,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $862,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At July 29, 2018, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.7 million.

New Building

Effective May 16, 2016, we entered into an agreement with a contractor to construct a new building located in North Carolina to expand our distribution capabilities and office space at a cost of $11.3 million. This agreement required an installment payment of $1.9 million that was made in April 2016, with additional installment payments of $4.3 million that were made in fiscal 2017, $3.7 million that were made in fiscal 2018, and a final installment payment of $1.4 million made in May 2018 (first quarter of fiscal 2019). Interest was charged on the required outstanding installment payments for services that were previously rendered at a rate of $2.25% plus the current 30-day LIBOR rate.

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 12 for further details).

This new building was placed into service in July 2017 (first quarter of fiscal 2018).

Critical Accounting Policies and Recent Accounting Developments

At July 29, 2018, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

Refer to Note 2 and 5 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2018.

Contractual Obligations

As of July 29, 2018, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

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

At July 29, 2018 our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 3.53% at July 29, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 29, 2018, our U.S. revolving credit line had outstanding borrowings of $4.0 million. There were no borrowings outstanding under our revolving credit line associated with our China operations at July 29, 2018.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 29, 2018, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 29, 2018, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 29, 2018. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2018 for the fiscal year ended April 29, 2018.

Item 1A.  Risk Factors

A detailed discussion of our risk factors is included in Item 1A “RIsk Factors” of our Annual Report on Form 10-K filed July 13, 2018 for the year ended April 29, 2018. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Our business may be adversely affected by increased tariffs or other changes in U.S. policy related to imported products.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has recently compiled a list of products under consideration for potential tariffs on imports from many countries, including China, where a significant amount of our products is produced. After a period of notice and consultation, the list could be finalized  and tariffs implemented, which could include products that we sell to domestic customers. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations. In addition to recent announcements about tariffs, the U.S. government is considering other proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations or require us to increase prices to customers, which could adversely affect sales. Any significant change in U.S. policy related to imported products could have a material adverse effect on our business and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2018 to June 3, 2018	-	-	-	$5,000,000
June 4, 2018 to July 1, 2018	-	-	-	$5,000,000
July 2, 2018 to July 29, 2018	2,990	23.99	2,990	$4,928,275
Total	2,900	23.99	2,990	$4,928,275

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

10.1	Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated August 3, 2013, along with amendments thereto, including the Fifth Amendment to Credit Agreement dated as of August 13, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: September 7, 2018	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Senior Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

By:	/s/ Thomas B. Gallagher, Jr
Thomas B. Gallagher, Jr
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number                                                                                                        Exhibit

10.1
Credit Agreement by and between Culp, Inc. and Wells Fargo Bank N.A, dated August 13, 2013, along with amendments thereto, including the Fifth Amendment to Credit Agreement dated as of August 13, 2018.

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