Form 10-Q
period 2018-10-28
CULP INC
filed 2018-12-07
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2018
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

Common shares outstanding at October 28, 2018: 12,491,956 Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 28, 2018

Page

Part I - Financial Statements

Item 1.    Financial Statements: (Unaudited)

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 28, 2018 AND OCTOBER 29, 2017
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 28,	October 29,
	2018	2017
Net sales	$77,006	80,698
Cost of sales	63,680	64,894
Gross profit	13,326	15,804

Selling, general and
administrative expenses	10,103	9,415
Restructuring credit	(1,061)	-
Income from operations	4,284	6,389

Interest expense	18	37
Interest income	(151)	(128)
Other expense	142	321
Income before income taxes	4,275	6,159

Income taxes	1,276	2,108

Loss from investment in unconsolidated joint venture	55	75
Net income	$2,944	3,976
Less: Net income attributable to non-controlling interest	(11)	-
Net income attributable to Culp, Inc. common shareholders	$2,933	3,976

Net income attributable to Culp Inc. common shareholders per share - basic	$0.23	0.32
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.23	0.32
Average shares outstanding, basic	12,515	12,440
Average shares outstanding, diluted	12,551	12,580

	SIX MONTHS ENDED

	October 28,	October 29,
	2018	2017

Net sales	$148,479	160,230
Cost of sales	124,594	127,962
Gross profit	23,885	32,268

Selling, general and
administrative expenses	18,136	18,916
Restructuring credit	(610)	-
Income from operations	6,359	13,352

Interest expense	38	37
Interest income	(301)	(259)
Other expense	399	674
Income before income taxes	6,223	12,900

Income taxes	2,182	3,748

Loss from investment in unconsolidated joint venture	132	193
Net income	$3,909	8,959
Less: Net income attributable to non-controlling interest	(19)	-
Net income attributable to Culp, Inc. common shareholders	$3,890	8,959

Net income attributable to Culp Inc. common shareholders per share - basic	$0.31	0.72
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.31	0.71
Average shares outstanding, basic	12,512	12,420
Average shares outstanding, diluted	12,612	12,613

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 FOR THE THREE AND SIX MONTHS ENDED OCTOBER 28, 2018 AND OCTOBER 29, 2017
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	October 28,	October 29,
	2018	2017

Net income	$2,944	$3,976

Other comprehensive (loss) income

Unrealized (loss) gain on investments, net of tax

Unrealized holding (losses) gains on investments	(43)	20
Reclassification adjustment for realized loss (gain) on investments	-	-

Total unrealized (loss) gain on investments	(43)	20

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding gain on foreign currency cash flow hedge	17	-
Reclassification adjustment for realized loss on foreign currency cash flow hedge	24	-

Total unrealized gain on foreign currency cash flow hedge	41	-

Total other comprehensive (loss) income	(2)	20

Comprehensive income	$2,942	$3,996
Less: Comprehensive income attributable to non-controlling interest	(11)	-
Comprehensive income attributable to Culp, Inc. common shareholders	$2,931	$3,996

	SIX MONTHS ENDED

	October 28,	October 29,
	2018	2017

Net income	$3,909	$8,959

Other comprehensive income

Unrealized gain on investments, net of tax

Unrealized holding (losses) gains on investments	(3)	64
Reclassification adjustment for realized loss on investments	94	-

Total unrealized gain on investments	91	64

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding loss on foreign currency cash flow hedge	(8)	-
Reclassification adjustment for realized loss on foreign currency cash flow hedge	64	-

Total unrealized gain on foreign currency cash flow hedge	56	-

Total other comprehensive income	147	64

Comprehensive income	$4,056	$9,023
Less: Comprehensive income attributable to non-controlling interest	(19)	-
Comprehensive income attributable to Culp, Inc. common shareholders	$4,037	$9,023

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
 OCTOBER 28, 2018, OCTOBER 29, 2017 AND APRIL 29, 2018
UNAUDITED
(Amounts in Thousands)

	October 28,	October 29,	April 29,
	2018	2017	2018
Current assets:
Cash and cash equivalents	$14,768	15,739	21,228
Short-term investments - Available for Sale	-	2,478	2,451
Short-term investments - Held-To-Maturity	26,719	4,015	25,759
Accounts receivable, net	24,362	24,220	26,307
Inventories	50,601	50,209	53,454
Assets held for sale	237	-	-
Other current assets	2,461	2,263	2,870
Total current assets	119,148	98,924	132,069

Property, plant and equipment, net	51,325	52,530	51,794
Goodwill	27,222	11,462	13,569
Intangible assets	10,636	1,428	4,275
Deferred income taxes	3,614	491	1,458
Long-term investments - Held-To-Maturity	-	26,853	5,035
Long-term investments - Rabbi Trust	7,851	6,921	7,326
Investment in unconsolidated joint venture	1,470	1,522	1,501
Other assets	945	912	957
Total assets	$222,211	201,043	217,984

Current liabilities:
Accounts payable-trade	$24,007	24,600	27,237
Accounts payable - capital expenditures	114	3,209	1,776
Deferred revenue	649	-	809
Accrued expenses	8,670	7,364	9,325
Accrued restructuring costs	260	-	-
Deferred compensation	714	-	-
Income taxes payable - current	2,044	692	1,437
Total current liabilities	36,458	35,865	40,584

Accrued expenses - long-term	-	-	763
Contingent consideration - earn-out obligation	5,706	-	-
Income taxes payable - long-term	3,233	487	3,758
Deferred income taxes	2,225	4,641	2,150
Deferred compensation	7,120	6,970	7,353
Total liabilities	54,742	47,963	54,608

Commitments and Contingencies (Notes 13 and 22)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,491,956 at October 28, 2018; 12,435,276
at October 29, 2017; and 12,450,276 at
April 29, 2018	625	622	623
Capital contributed in excess of par value	45,959	47,441	48,203
Accumulated earnings	116,272	104,957	114,635
Accumulated other comprehensive income (loss)	62	60	(85)
Total shareholders' equity attributable to Culp Inc.	162,918	153,080	163,376
Non-controlling interest	4,551	-	-
Total equity	167,469	153,080	163,376
Total liabilities and shareholders' equity	$222,211	201,043	217,984

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2018 AND OCTOBER 29, 2017
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 28,	October 29,
	2018	2017

Cash flows from operating activities:
Net income	$3,909	8,959
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,056	3,713
Amortization	391	166
Stock-based compensation	(106)	1,558
Deferred income taxes	(2,081)	976
Realized loss on sale of short-term investments (Available for Sale)	94	-
Gain on sale of equipment	(1,079)	-
Loss from investment in unconsolidated joint venture	132	193
Foreign currency exchange (gain) loss	(102)	42
Changes in assets and liabilities, net of effects of acquisition of businesses
Accounts receivable	1,639	561
Inventories	3,767	1,597
Other current assets	379	723
Other assets	(10)	(35)
Accounts payable - trade	(3,264)	(5,074)
Deferred revenue	(160)	-
Accrued expenses and deferred compensation	(1,472)	(3,607)
Accrued restructuring costs	260	-
Income taxes	247	406
Net cash provided by operating activities	6,600	10,178

Cash flows from investing activities
Net cash paid for acquisition of businesses	(12,096)	-
Capital expenditures	(2,096)	(4,978)
Proceeds from the sale of equipment	1,280	6
Investment in unconsolidated joint venture	(100)	(609)
Proceeds from the sale of short-term investments (Held to Maturity)	4,000	-
Proceeds from the sale of short-term investments (Available for Sale)	2,458	-
Purchase of short-term investments (Available for Sale)	(10)	(24)
Proceeds from the sale of long-term investments (Rabbi Trust)	-	54
Purchase of long-term investments (Rabbi Trust)	(526)	(1,457)
Net cash used in investing activities	(7,090)	(7,008)

Cash flows from financing activities:
Proceeds from line of credit	12,000	10,000
Payments on line of credit	(12,000)	(10,000)
Payments on vendor-financed capital expenditures	(1,412)	(2,500)
Dividends paid	(2,253)	(4,603)
Common stock surrendered for withholding taxes payable	(1,292)	(1,147)
Common stock repurchased	(844)	-
Proceeds from common stock issued	-	5
Net cash used in financing activities	(5,801)	(8,245)

Effect of exchange rate changes on cash and cash equivalents	(169)	19

Decrease in cash and cash equivalents	(6,460)	(5,056)

Cash and cash equivalents at beginning of period	21,228	20,795

Cash and cash equivalents at end of period	$14,768	15,739

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 UNAUDITED
(Dollars in thousands, except share data)

		Shareholders' equity attributable to Culp Inc.

			Capital		Accumulated
			Contributed		Other		Non-
	Common Stock		in Excess	Accumulated	Comprehensive		Controlling	Total
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, April 30, 2017 *	12,356,631	$618	47,415	100,601	(4)	$148,630	$-	$148,630
Net income	-	-	-	20,877	-	20,877	-	20,877
Stock-based compensation	-	-	2,212	-	-	2,212	-	2,212
Unrealized loss on foreign currency cash flow hedge	-	-	-	-	(55)	(55)	-	(55)
Unrealized loss on investments	-	-	-	-	(26)	(26)	-	(26)
Common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-	-	-
Fully vested common stock award	4,800	-	-	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock units	1,200	-	-	-	-	-	-	-
Common stock issued in connection with exercise					.
of stock options	15,600	1	110	-	-	111	-	111
Common stock surrendered for the cost of stock option
exercises and withholding taxes payable	(46,800)	(2)	(1,528)	-	-	(1,530)	-	(1,530)
Dividends paid	-	-	-	(6,843)	-	(6,843)	-	(6,843)
Balance, April 29, 2018 *	12,450,276	623	48,203	114,635	(85)	163,376	-	163,376
Net income	-	-	-	3,890	-	3,890	19	3,909
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	-	4,532	4,532
Stock-based compensation	-	-	(106)	-	-	(106)	-	(106)
Unrealized gain on foreign currency cash flow hedge	-	-	-	-	56	56	-	56
Unrealized gain on investments	-	-	-	-	91	91	-	91
Common stock issued in connection with vesting
of performance based restricted stock units	115,917	6	(6)	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock units	1,200	-	-	-	-	-	-	-
Fully vested common stock award	3,600	-	-	-	-	-	-	-
Common stock surrendered for
withholding taxes payable	(42,157)	(2)	(1,290)	-	-	(1,292)	-	(1,292)
Common stock repurchased	(36,880)	(2)	(842)	-	-	(844)	-	(844)
Dividends paid	-	-	-	(2,253)	-	(2,253)	-	(2,253)
Balance, October 28, 2018	12,491,956	$625	45,959	116,272	62	$162,918	$4,551	$167,469

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

The company’s six-months ended October 28, 2018, and October 29, 2017, represent 26-week periods, respectively.

2. Significant Accounting Policies

As of October 28, 2018, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This new standard, which is to be applied retrospectively, became effective at the beginning of our fiscal 2019, and therefore, we applied this new guidance in our first quarter of fiscal 2019 interim financial statements.  During the first quarter of fiscal 2019, this new guidance did not impact our results of operations, balance sheet, or statement of cash flows. Currently, we do expect that this guidance will be applicable in determining how we classify our contingent consideration payments associated with our business combinations (see note 3) as either investing or financing activities. This guidance requires cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows from financing activities. In comparison, cash payments made soon after the acquisition date should be separated and classified as cash outflows from investing activities.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Prior GAAP prohibited recognition of deferred income taxes for an intra-entity transfer until the asset had been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard, which is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings, became effective at the beginning of our fiscal 2019. Therefore, we were required to apply this new guidance in our first quarter fiscal 2019 interim financial statements. This guidance did not impact our results of operations and financial position.

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

The FASB recently issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which allows entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. This ASU allows entities to continue to use Topic 840, Leases, including its disclosure requirements, in the comparative years presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method but would recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest years presented.

We are required to apply this guidance in our fiscal 2020 interim and annual financial statements and are currently assessing the impact that this guidance will have on our consolidated financial statements. We do expect this guidance to have a material impact on our financial position due to the requirement to recognize right-of-use assets and lease liabilities on our Consolidated Balance Sheets and the disclosures required in our notes to the consolidated financial statements.

3.  Business Combinations

Read Window Products, LLC (Read)

Overview

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Asset Agreement) to acquire certain assets and assume certain liabilities of Read, a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments that offer sourcing of upholstery fabrics and other products, measuring, and installation services of their own products. Read’s custom product line includes motorization, shades, upholstered drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line will allow us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

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
$5,680

We recorded customer relationships at fair market value based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life. We recorded the tradename at fair market value based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from three to ten years.

The goodwill related to this acquisition is attributable to Read’s reputation with the products and services they provide and the collective experience of management with regards to its operations, customers, and industry. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The Asset Agreement contains a contingent consideration arrangement that requires us to pay a former shareholder of Read, an earn-out payment based on adjusted EBITDA as defined in the agreement for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target. As of October 28, 2018, based on historical and projected financial results in relation to the pre-established adjusted EBITDA target, we currently believe a contingent payment will not be made, and therefore, no contingent liability has been recorded.

Other

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered an Equity Purchase Agreement (Equity Agreement) in which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

We believe this acquisition will provide a new sales channel for the bedding accessories and will expand our opportunity to participate in the e-commerce direct-to-consumer space. This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities. We also have an opportunity to market our new line of bedding accessories, marketed under the brand name, “Comfort Supply Company by Culp”, as well as other finished products that we may develop, through this e-commerce platform.

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
$18,130

The estimated fair values of goodwill and tradename are provisional and are based on the information that was currently available to estimate their fair values. We believe that information provides a reasonable basis for estimating the fair values of goodwill and tradename, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded the tradename at fair market value based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from five to ten years.

The goodwill related to this acquisition is attributable to eLuxury’s reputation with the products they offer and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller, who is also the shareholder of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA for the twelve-month period ending August 31, 2021, less $12.0 million, as defined in the Equity Agreement. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

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

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the minority interest in eLuxury is excluded from total consolidated net income (loss) attibutable to Culp, Inc. common shareholders.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and therefore, is useful in estimating fair value of the 20% noncontrolling interest. In order to determine the carrying value of our noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.5 million represents the $4.5 million fair value determined at the acquisition date plus its allocation of net income totaling $19,000 subsequent to the acquisition date and through the end of our second quarter of fiscal 2019.

Other

Acquisitions costs totaling $270,000 were in included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Actual revenue and net income for the period June 22, 2018 through October 28, 2018 were included in our Consolidated Statement of Net Income for the six-months ended October 28, 2018, and totaled $7.4 million and $64,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and six-month periods ending October 28, 2018, and October 29, 2017, have been prepared as if the acquisitions of Read had occurred on May 2, 2016 and eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	October 28, 2018	October 29, 2017
Net Sales	$77,006	$88,760
Income from operations	4,284	6,675
Net income	2,944	4,100
Net income - noncontrolling interest	(11)	(57)
Net income – Culp Inc. common shareholders	2,933	4,043

Net income per share (basic) –
Culp Inc. common shareholders	0.23	0.33

Net income per share (diluted) –
Culp Inc. common shareholders	0.23	0.32

	Six Months Ended
(dollars in thousands, except per share data)	October 28, 2018	October 29, 2017
Net Sales	$151,604	$177,498
Income from operations	6,357	13,540
Net income	3,883	8,973
Net (income) loss - noncontrolling interest	(11)	28
Net income – Culp Inc. common shareholders	3,872	9,001

Net income per share (basic) –
Culp Inc. common shareholders	0.31	0.72

Net income per share (diluted) –
Culp Inc. common shareholders	0.31	0.71

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Customers	$24,956	$25,593	$28,097
Allowance - doubtful accounts	(388)	(374)	(357)
Allowance - cash discounts	(164)	(188)	(245)
Allowance - sales returns & allowances (1)	(42)	(811)	(1,188)
	$24,362	$24,220	$26,307

(1) Due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, certain balance sheet reclassifications were required regarding our allowance for sales returns and allowances for the current year’s presentation only. See Note 5 to the consolidated financial statements for required balance sheet disclosures associated with the adoption of ASC Topic 606.

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Beginning balance	$(357)	$(414)
Provision for bad debts	(28)	40
Net write-offs, net of recoveries	(3)	-
Ending balance	$(388)	$(374)

A summary of the activity in the allowances for sales returns and allowances and cash discounts follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Beginning balance	$(1,433)	$(1,220)
Adoption of ASC Topic 606 (1)	1,145	-
Provision for returns, allowances and discounts	(1,080)	(1,330)
Credits issued	1,162	1,551
Ending balance	$(206)	$(999)

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(1)
The adjustments associated with the adoption of the new standard are related to classifying allowances for estimated sales returns as a liability rather than as a contra account to accounts receivable on the consolidated balance sheet for the current year’s presentation only. As required under the new standard, we also recorded the estimated allowance for sales returns on a gross basis rather than a net basis by separately reflecting a return goods asset within other current assets rather than netting such amounts with the estimated sales returns liability.

Currently, we expect the adoption of this new standard to be immaterial to our net income on an ongoing basis. The effect of adopting ASC 606 on our Consolidated Statements of Net Income for the three-month and six-month periods ended October 28, 2018, are as follows:

	Three Months Ended	Adjustments Due to	Balances Without
(dollars in thousands)	October 28, 2018	ASC 606 Adoption (1)	ASC 606 Adoption

Statements of Net Income
Net Sales	$77,006	$10	$77,016
Cost of Sales	63,680	10	63,690

	Six Months Ended	Adjustments Due to	Balances Without
(dollars in thousands)	October 28, 2018	ASC 606 Adoption (1)	ASC 606 Adoption

Statements of Net Income
Net Sales	$148,479	$(30)	$148,449
Cost of Sales	124,594	(30)	124,564

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of adopting ASC 606 on our Consolidated Balance Sheets for the period ended October 28, 2018, is as follows:

		Adjustments Due to	Balances Without
(dollars in thousands)	October 28, 2018	ASC 606 Adoption (1)	ASC 606 Adoption

Balance Sheet
Assets:
Accounts Receivable	$24,362	$(1,094)	$23,268
Other Current Assets	2,461	(30)	2,431

Liabilities:
Accrued Expenses	$8,670	(1,124)	$7,546

(1)
The adjustments associated with the adoption of the new standard are related to classifying allowances for estimated sales returns as a liability rather than as a contra account to accounts receivable on the consolidated balance sheet for the current year’s presentation only. As required under the new standard, we also recorded the estimated allowance for sales returns on a gross basis rather than a net basis by separately reflecting a return goods asset within other current assets rather than netting such amounts with the estimated sales returns liability.

Nature of Performance Obligations

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and primarily sells fabrics and mattress covers to bedding manufacturers.  Effective June 22, 2018, we acquired a majority interest in eLuxury (see Note 3 for further details), a company offering bedding accessories and home products directly to consumers. The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments that offer sourcing of upholstery fabrics and other products, measurement, and installation services for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows.

Our primary performance obligations include the sale of mattress and upholstery fabric products and the performance of customized fabrication and installation services associated with window treatments.

Significant Judgments

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We determined that our customer purchase orders represent contracts as defined in the new standard.  In addition to purchase orders, we also have supply contracts with certain customers that define standard terms and conditions.   Our contracts generally include promises to sell either upholstery fabric or mattress fabric products or promises to provide fabrication and installation services associated with customized window treatments.  The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of October 28, 2018, will be satisfied within one year or less.  Revenue associated with sales of our products are recognized at the point-in-time when control of the promised goods has been transferred to the customer.  The point-in-time when control transfers to the customer depends on the contractually agreed upon shipping terms, but typically occurs once the product has been shipped or once it has been delivered to a location specified by the customer. For certain warehousing arrangements, transfer of control to the customer is deemed to have occurred when the customer pulls the inventory for use in their production.  Revenue associated with our customized fabrication services, which are performed on various types of window treatments, is recognized over time once the customized products are deemed to have no alternative use but for which we have an enforceable right to payment for the services performed.  Revenue for our customized fabrication services is recognized over time using the output method based on units produced.  Revenue associated with our installation services is also recognized over time as the customer receives and consumes the benefits of the promised installation services. Revenue associated with our installation services is recognized over time using the output method based on units installed.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services.  The amount of consideration we expect to receive changes due to variable consideration associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration which is included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. We only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of the sale. Customers must receive authorization prior to returning products.  Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are now recorded within accrued expenses as required by the new standard.  Under the new standard we record estimates for sales returns on a gross basis rather than a net basis and an estimate for a right of return asset is recorded in other current assets and cost of goods sold.   Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates are based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period as determined using historical data and projections.

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental authorities. We generally recognize sales commission as expense when incurred because the amortization period is one year or less. Sales commissions are recorded within selling, general, and administrative expenses in the Consolidated Statements of Net Income.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheet as deferred revenue.  If upfront deposits or prepayment are not required, customers may be granted credit terms which generally range from 15 – 45 days.  Such terms are common within the industries in which we are associated and are not considered financing arrangements.  There were no contract assets recognized as of October 28, 2018.

A summary of the activity of deferred revenue for the three-month and six-month periods ended October 28, 2018 follows:

Three Months Ended
(dollars in thousands)	October 28, 2018
Balance as of July 29, 2018	$634
Revenue recognized on contract liabilities during the period	(792)
Payments received for services not yet rendered during the period	807
Balance as of October 28, 2018	$649

Six Months Ended
(dollars in thousands)	October 28, 2018
Balance as of April 29, 2018	$809
Revenue recognized on contract liabilities during the period	(1,534)
Payments received for services not yet rendered during the period	1,374
Balance as of October 28, 2018	$649

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 28, 2018:

Net Sales

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$41,989	$31,877	$73,866

Services transferred over time	-	3,140	3,140

Total Net Sales	$41,989	35,017	$77,006

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 28, 2018:

Net Sales

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$78,972	$63,878	142,850

Services transferred over time	-	5,629	5,629

Total Net Sales	$78,972	$69,507	148,479

6.  Inventories

Inventories are carried at the lower of cost or net realizable value.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Raw materials	$5,397	$6,617	$6,024
Work-in-process	2,082	2,686	3,264
Finished goods	43,122	40,906	44,166
	$50,601	$50,209	$53,454

7.  Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Tradenames	$7,232	$-	$683
Customer relationships, net	2,688	638	2,839
Non-compete agreement, net	716	790	753
	$10,636	$1,428	$4,275

Tradename

A summary of the carrying amount of our tradenames from our recent acquisitions (see Note 3) follow:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Read	$683	$-	$683
eLuxury	6,549	-	-
	$7,232	$-	$683

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our tradenames were recorded at their fair market values at the effective date of their acquisitions (see Note 3) and were based on the relief from royalty method. These tradenames were determined to have an indefinite useful life and therefore, are not being amortized. However, these tradenames will be assessed annually for impairment.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Beginning balance	$2,839	664
Acquisition of assets	-	-
Amortization expense	(151)	(26)
Loss on impairment	-	-
Ending balance	$2,688	$638

In connection with our asset purchase agreement with Read (see note 3) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.

Additionally, we have customer relationships from a prior acquisition with a carrying amount of $587,000 at October 28, 2018. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.

The gross carrying amount of our customer relationships were $3.1 million, $868,000 and $3.1 million at October 28, 2018, October 29, 2017, and April 29, 2018, respectively. Accumulated amortization for these customer relationships were $427,000, $230,000 and $276,000 at October 28, 2018, October 29, 2017, and April 29, 2018, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2019 - $150,000; FY 2020 - $301,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; and Thereafter - $1,334,000.

The weighted average amortization period for our customer relationships is 9.1 years as of October 28, 2018.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Beginning balance	$753	$828
Amortization expense	(37)	(38)
Loss on impairment	-	-
Ending balance	$716	$790

We have a non-compete agreement from a prior acquisition that is being amortized on a straight-line basis over the fifteen-year life of the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of this non-compete agreement was $2.0 million at October 28, 2018, October 29, 2017, and April 29, 2018, respectively. Accumulated amortization for this non-compete agreement was $1.3 million at October 28, 2018 and April 29, 2018, and $1.2 million at October 29, 2017.

The remaining amortization expense for the next five years and thereafter follows: FY 2019 - $38,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000, and Thereafter - $378,000.

The weighted average amortization period for the non-compete agreement is 9.5 years as of October 28, 2018.

8.  Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Beginning balance	$13,569	$11,462
Acquisition of business (see note 3)	13,653	-
Loss on impairment	-	-
Ending balance	$27,222	$11,462

9.  Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd., a wholly-owned subsidiary of Culp, Inc. (collectively known as CULP), entered into a joint venture agreement, pursuant to which CULP owns fifty percent of CLASS International Holdings, Ltd. (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production during the second quarter of fiscal 2018 (October 2017) and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH incurred a net loss totaling $263,000 and $386,000 for the six-month periods ending October 28, 2018 and October 29, 2017, respectively. CLIH’s net loss through the second quarter of fiscal 2018 pertained to initial start-up operating expenses incurred. Our equity interests in these net losses were $132,000 and $193,000 for the six-month periods ending October 28, 2018 and October 29, 2017, respectively.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

	October 28,	October 29,	April 29,
(dollars in thousands)	2018	2017	2018
Total assets	$3,063	$3,180	$3,130
Total liabilities	$124	$136	$128
Total members’ equity	$2,939	$3,044	$3,002

At October 28, 2018, October 29, 2017, and April 29, 2018, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership interest in CLIH.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Compensation, commissions and related benefits	$3,353	$5,399	$6,918
Interest	-	18	20
Other accrued expenses	5,317	1,947	3,150
	$8,670	$7,364	$10,088

At October 28, 2018 and October 29, 2017, we had accrued expenses totaling $8.7 million and $7.4 million, respectively, all of which were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had accrued expenses totaling $10.1 million, of which $9.3 million and $763,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges totaling $1.2 million that were associated with the above exit and disposal activity:

Six months ended October 28,
(dollars in thousands)	2018
Inventory markdowns	$1,565
Employee termination benefits	513
Other operating costs associated with a closed facility	270
Gain on sale of equipment	(1,123)
$1,225

Of this total net charge, a charge of $1.8 million and a credit of $610,000 was recorded in cost of sales and restructuring credit, respectively, in the Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the activity in the restructuring accrual:

Six months ended October 28,
(dollars in thousands)	2018
Accrual established in fiscal 2019	$451
Paid in fiscal 2019	(253)
Adjustments in fiscal 2019	62
$260

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Note 12. Assets Held for Sale

During the second quarter of fiscal 2019, and in connection with our exit and disposal activity noted above, a building and equipment with a carrying value totaling $393,000 was classified as held for sale. We determined that the fair value of the building and equipment exceeded its carrying value and therefore, no impairment was recorded.

Additionally, during the second quarter we received sales proceeds totaling $1.3 million on all of the equipment that was classified as held for sale and recorded a corresponding gain on this sale totaling $1.1 million.

As of October 28, 2018, our assets held for sale had a carrying value totaling $237,000 and pertains to the building and land of the above closed facility. We expect that the final sale of the building and land will be completed within a year.

13. Lines of Credit

Revolving Credit Agreement – United States

At April 29, 2018, our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provided for a revolving loan commitment of $30 million. Effective August 13, 2018, we entered into a Fifth Amendment to our Credit Agreement which reduced the amount of our line of credit from $30 million to $25 million, reduced the amount of the Unencumbered Liquid Assets maintenance covenant from $20 million to $15 million, and set the expiration date to August 15, 2020. Additionally, this amendment reduced the limit of outstanding letters to $1.0 million, which includes the $250,000 workers compensation letter of credit noted below.

Interest was charged at a rate (applicable interest rate of (3.75%, 2.69%, and 3.36% at October 28, 2018, October 29, 2017, and April 29, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at October 28, 2018, October 29, 2017, and April 29, 2018, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 28, 2018, October 29, 2017, and April 29, 2018, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Effective August 1, 2016, we entered into a Third Amendment to our Credit Agreement which allowed us to issue letters of credit not to exceed $7.5 million. On August 3, 2016, we issued a $5.0 million letter of credit, in addition to the $250,000 letter of credit noted above, for the construction of a new building associated with our mattress fabrics segment (see Note 22 for further details). The terms of this $5.0 million letter credit expired on May 15, 2018.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.7 million USD at October 28, 2018) and is set to expire on March 2, 2019. This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of October 28, 2018, October 29, 2017, and April 29, 2018.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 28, 2018, we were in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at October 28, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,943	N/A	N/A	$6,943
Large Blend Fund	422	N/A	N/A	422
Growth Allocation Fund	175	N/A	N/A	175
Moderate Allocation Fund	114	N/A	N/A	114
Other	197	N/A	N/A	197

	Fair value measurements at October 29, 2017 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,153	N/A	N/A	$6,153
Low Duration Bond Fund	1,087	N/A	N/A	1,087
Intermediate Term Bond Fund	765	N/A	N/A	765
Strategic Income Fund	626	N/A	N/A	626
Large Blend Fund	393	N/A	N/A	393
Growth Allocation Fund	153	N/A	N/A	153
Moderate Allocation Fund	107	N/A	N/A	107
Other	115	N/A	N/A	115

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

Short-Term Investments – Available for Sale

There were no short-term investments classified as available for sale held at October 28, 2018. At October 29, 2017 and April 29, 2018, our short-term investments classified as available for sale totaled $2.5 million and consisted of short-term bond funds. Since these short-term bond funds were classified as available for sale, these investments were recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $36,000 and $91,000 at October 29, 2017, and April 29, 2018, respectively. At October 29, 2017, and April 29, 2018, the fair value of our short-term bond funds approximated its cost basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consist of investment grade U.S. Corporate bonds with maturities that ranged from 2 to 2.5 years. The purpose of these investments was to earn a higher rate of return on our excess cash located in the Cayman Islands. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments are recorded as either current or noncurrent on our Consolidated Balance Sheets, based on contractual maturity date in relation to the respective reporting period and recorded at amortized cost.

At October 28, 2018, October 29, 2017 and April 29, 2018, our held-to-maturity investments recorded at amortized cost totaled $26.7 million, $30.9 million, and $30.8 million, respectively. The fair value of our held-to-maturity investments at October 28, 2018, October 29, 2017, and April 29, 2018 totaled $26.6 million, $30.8 million, and $30.6 million, respectively.

Our U.S. corporate bonds are classified as level 2 as they are traded over the counter within a broker network and not on an active market. The fair value of our U.S. corporate bonds is determined based on a published source that provides an average bid price. The average bid price is based on various broker prices that are determined based on market conditions, interest rates, and the rating of the respective U.S. corporate bond.

Long-Term Investments - Rabbi Trust

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) which enables the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

These long-term investments are recorded at their fair values of $7.9 million, $6.9 million, and $7.3 million at October 28, 2018, October 29, 2017 and April 29, 2018, respectively. Our long-term investments had an accumulated unrealized gain of $62,000, $96,000, and $61,000 at October 28, 2018, October 29, 2017, and April 29, 2018, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Basis

At October 28, 2018, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from eLuxury (see note 3) that were acquired at fair value:

	Fair value measurements at October 28, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Goodwill	N/A	N/A	$13,653	$13,653
Tradename	N/A	N/A	6,549	6,549
Equipment	N/A	N/A	2,179	2,179
Inventory	N/A	N/A	1,804	1,804

Liabilities:

Contingent Consideration –
Earn-Out Obligation	N/A	N/A	$5,706	$5,706

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Sholes pricing model.

Additionally, we acquired certain current assets such as accounts receivable and prepaid expenses and assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 3 for the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

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

Additionally, we acquired certain current assets such as accounts receivable and other assets and assumed certain liabilities such as deferred revenue, accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 3 for the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

15.  Derivatives

During the fourth quarter of fiscal 2018, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converts our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263 and expired in August 2018.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	(Amounts in Thousands)
	Fair Values of Derivative Instruments
	October 28, 2018		April 29, 2018

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Euro Foreign Exchange Contract	Accrued Expenses	$-	Accrued Expenses	$55

At October 29, 2017, we did not have any derivatives designated as hedging instruments under ASC Topic 815.

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Six Months Ended October 28, 2018	Six Months Ended October 29, 2017		Six Months Ended October 28, 2018	Six Months Ended October 29, 2017		Six Months Ended October 28, 2018	Six Months Ended October 29, 2017

EURO Foreign Exchange Contract	$56	$-	Other Expense	$(64)	$-	Other Expense	$-	$-

16.  Cash Flow Information

Interest and income taxes paid are as follows:

	Six months ended
(dollars in thousands)	October 28, 2018	October 29, 2017
Interest	$54	$146
Income taxes	3,994	2,599

Interest costs charged to operations were $38,000 and $137,000 for the six months ended October 28, 2018 and October 29, 2017, respectively.

No interest costs for the construction of qualifying fixed assets were capitalized for the six-months ended October 28, 2018. Interest costs totaling $100,000 for the construction of qualifying fixed assets were capitalized for the six-months ended October 29, 2017. As a result, these interest costs will be amortized over the related assets’ useful lives.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.  Net Income Per Share

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

	Three months ended
(amounts in thousands)	October 28, 2018	October 29, 2017
Weighted average common shares outstanding, basic	12,515	12,440
Dilutive effect of stock-based compensation	36	140
Weighted average common shares outstanding, diluted	12,551	12,580

At October 28, 2018 and April 29, 2018, there were no options to purchase shares of our common stock outstanding. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for the three-months ending October 28, 2018. All options to purchase shares of common stock were included in the computation of diluted net income for the three-months ending October 29, 2017, as the exercise price of the options was less than the average market price of the common shares.

	Six months ended
(amounts in thousands)	October 28, 2018	October 29, 2017
Weighted average common shares outstanding, basic	12,512	12,420
Dilutive effect of stock-based compensation	100	193
Weighted average common shares outstanding, diluted	12,612	12,613

At October 28, 2018 and April 29, 2018, there were no options to purchase shares of our common stock outstanding. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for the six-months ending October 28, 2018. All options to purchase shares of common stock were included in the computation of diluted net income for the six-months ending October 29, 2017, as the exercise price of the options was less than the average market price of the common shares.

18.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and primarily sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers.

Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments that offer the sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. Read's financial information is aggregated with our upholstery fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective June 22, 2018, we acquired eLuxury (see Note 3 for further details), a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads, and also offer handmade platform beds, cotton bed sheets, and other bedding items. Currently, eLuxury's financial information is aggregated with our mattress fabrics segment.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in both segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets their investment in an unconsolidated joint venture. During fiscal 2019, we elected to no longer include goodwill and intangible assets in segment assets, as these assets are not used by the CODM to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or to determine executive compensation.

Financial information for the company’s operating segments follows:

	Three months ended
	Otober 28, 2018	Otober 29, 2017
Net sales:
Mattress Fabrics	$41,989	$48,601
Upholstery Fabrics	35,017	32,097
	$77,006	$80,698
Gross profit:
Mattress Fabrics	$7,498	$9,730
Upholstery Fabrics	6,257	6,074
Total segment gross profit	$13,755	$15,804
Other non-recurring charges (1)	(159)	-
Restructuring related charges (2)	(270)	-
	$13,326	$15,804
Selling, general, and administrative expenses
Mattress Fabrics	$4,566	$3,168
Upholstery Fabrics	3,535	3,700
Total segment selling, general, and administrative expenses	8,101	6,868
Other non-recurring charges (1)	89	-
Unallocated corporate expenses	1,913	2,547
	$10,103	$9,415
Income from operations:
Mattress Fabrics	$2,932	$6,562
Upholstery Fabrics	2,722	2,374
Total segment income from operations	5,654	8,936
Unallocated corporate expenses	(1,913)	(2,547)
Other non-recurring charges (1)	(248)	-
Restructuring credit and related charges (3)	791	-
Total income from operations	4,284	6,389
Interest expense	(18)	(37)
Interest income	151	128
Other expense	(142)	(321)
Income before income taxes	$4,275	$6,159

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 (1) During the three-month and six-month periods ending October 28, 2018, our mattress fabrics segment incurred non-recurring charges totaling $248 that pertained to employee termination benefits and other operational reorganization costs. Of the $248 total non-recurring charge, $159 and $89 were recorded in cost of sales and selling, general, and administrative expenses, respectively.

(2) The $270 represents a restructuring related charge for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

(3) The $791 pertains to a $1.1 million restructuring credit that represents a $1.1 million gain on the sale of equipment, partially offset by a restructuring charge of $63 for employee termination benefits and a restructuring related charge of $270 for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

	Six months ended
	October 28,2018	October 29, 2017
Net sales:
Mattress Fabrics	$78,972	$97,030
Upholstery Fabrics	69,507	63,200
	$148,479	$160,230
Gross profit:
Mattress Fabrics	$13,470	$19,495
Upholstery Fabrics	12,410	12,773
Total segment gross profit	$25,880	$32,268
Other non-recurring charges (1)	(159)	-
Restructuring related charges (4)	(1,836)	-
	$23,885	$32,268
Selling, general, and administrative expenses
Mattress Fabrics	$7,714	$6,559
Upholstery Fabrics	7,161	7,511
Total segment selling, general, and administrative expenses	14,875	14,070
Other non-recurring charges (1)	89	-
Unallocated corporate expenses	3,172	4,846
	$18,136	$18,916
Income from operations:
Mattress Fabrics	$5,755	$12,936
Upholstery Fabrics	5,249	5,262
Total segment income from operations	11,004	18,198
Unallocated corporate expenses	(3,172)	(4,846)
Other non-recurring charges (1)	(248)	-
Restructuring credit and related charges (5)	(1,225)	-
Total income from operations	6,359	13,352
Interest expense	(38)	(37)
Interest income	301	259
Other expense	(399)	(674)
Income before income taxes	$6,223	$12,900

(4) The $1.8 million represents restructuring related charges, of which $1.6 million pertains to inventory markdowns and $270 for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) The $1.2 million pertains to restructuring related charges totaling $1.8 million, partially offset by a restructuring credit of $610 associated with our closed upholstery fabrics plant facility located in Anderson, SC.  The $1.8 million restructuring related charge represents $1.6 million for inventory markdowns and $270 for other operating costs. The $610 restructuring credit represents a $1.1 million gain on sale of equipment, partially offset by a charge for employee termination benefits totaling $513.

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Segment assets:
Mattress Fabrics
Accounts receivable	$10,740	$13,645	$15,195
Inventory	29,836	29,083	28,740
Property, plant and equipment (1)	48,825	49,965	48,797
Investment in unconsolidated joint venture	1,470	1,522	1,501
Total mattress fabrics assets	90,871	94,215	94,233
Upholstery Fabrics
Accounts receivable	13,622	10,575	11,112
Inventory	20,765	21,126	24,714
Property, plant and equipment (2)	2,048	2,063	2,445
Total upholstery fabrics assets	36,435	33,764	38,271
Total segment assets	127,306	127,979	132,504
Non-segment assets:
Cash and cash equivalents	14,768	15,739	21,228
Short-term investments (Available for Sale)	-	2,478	2,451
Short-term investments (Held-to-Maturity)	26,719	4,015	25,759
Assets held for sale	237	-	-
Other current assets	2,461	2,263	2,870
Deferred income taxes	3,614	491	1,458
Property, plant and equipment (3)	452	502	552
Goodwill	27,222	11,462	13,569
Intangible assets	10,636	1,428	4,275
Long-term investments (Held-to-Maturity)	-	26,853	5,035
Long-term investments (Rabbi Trust)	7,851	6,921	7,326
Other assets	945	912	957
Total assets	$222,211	$201,043	$217,984

		Six months ended
(dollars in thousands)		October 28, 2018	October 29, 2017
Capital expenditures (4):
Mattress Fabrics		$1,578	$4,364
Upholstery Fabrics		267	203
Unallocated Corporate		-	30
Total capital expenditures		$1,845	$4,597
Depreciation expense:
Mattress Fabrics		$3,644	$3,310
Upholstery Fabrics		412	403
Total depreciation expense		$4,056	$3,713

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
The $48.8 million at October 28, 2018, represents property, plant, and equipment of $36.1 million and $12.7 million located in the U.S. and Canada, respectively. The $50.0 million at October 29, 2017, represents property, plant, and equipment of $35.8 million and $14.2 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

(2)
The $2.0 million at October 28, 2018, represents property, plant, and equipment of $1.4 million and $636 located in the U.S. and China, respectively. The $2.1 million at October 29, 2017, represents property, plant, and equipment of $1.4 million and $722 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661 located in the U.S. and China, respectively.

(3)
The $452, $502, and $552 at October 28, 2018, October 29, 2017 and April 29, 2018, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(4)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

19.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.2 million, or 35.1% of income before income taxes, for the six- month period ended October 28, 2018, compared to income tax expense of $3.7 million or 29.1% of income before income taxes, for the six-month period ended October 29, 2017. Our effective income tax rates for the six-month periods ended October 28, 2018, and October 29, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018
Federal income tax rate	21.0%	34.0%
Foreign income tax rate differential	7.8	1.1
Tax effects of Chinese foreign exchange (losses) gains	2.8	(1.5)
Global Intangible Low Taxed Income Tax (GILTI)	2.1	-
Change in estimate of valuation allowance	1.2	0.7
Excess income tax deficiency (benefits)
related to stock-based compensation	0.5	(4.3)
Other	(0.3)	(0.9)
	35.1%	29.1%

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

Based on our assessments at October 28, 2018, October 29, 2017, and April 29, 2018, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
U.S. foreign income tax credits	$4,550	-	4,550
U.S. state loss carryforwards and credits	756	554	578
Polish loss carryforwards	-	78	76
	$5,306	632	5,204

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of October 28, 2018, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at October 28, 2018 and April 29, 2018, we recorded a deferred income tax liability of $3.1 million and $4.3 million for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 29, 2017, which was prior to the Tax Act being signed into law, we recorded a deferred income tax liability of $322,000, which included U.S. and foreign withholding taxes totaling $42.4 million, offset by U.S. foreign income tax credits of $42.1 million.

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

At October 28, 2018, we had a $820,000 total gross unrecognized income tax benefit, of which $440,000 and $380,000 were classified as income taxes payable- long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At October 29, 2017, we had a $12.6 million total gross unrecognized income tax benefit, of which $12.1 million and $487,000 were classified as non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had a $844,000 total gross unrecognized income tax benefit, of which $464,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At October 28, 2018, our $820,000 total gross unrecognized income tax benefit included $440,000 that, if recognized, would favorably affect the income tax rate in future periods. At October 29, 2017, our $12.6 million total gross unrecognized income tax benefit, included $487,000 that, if recognized, would favorably affect the income tax rate in future periods. At April 29, 2018, our $844,000 total gross unrecognized income tax benefit included $464,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $820,000, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

20.  Stock-Based Compensation

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 28, 2018, there were 941,528 shares available for future equity-based grants under our 2015 plan.

Performance Based Restricted Stock Units

Executive Management (NEOs)

Fiscal 2019 and 2018

On August 2, 2018 (Fiscal 2019), and July 13, 2017 (Fiscal 2018), we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved will be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost was measured based at the fair market value on the date of grant (August 2, 2018 and July 13, 2017). The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

The following table provides assumptions used to determine the fair market value of the market-based shareholder return component using the Monte Carlo simulation model on the date of grants noted above:

	Fiscal 2019	Fiscal 2018
Closing price of our common stock	$24.35	$32.50
Expected volatility of our common stock	33.5%	31.0%
Expected volatility of peer companies	16.0%	16.5%
Risk-free interest rate	2.74%	1.56%
Dividend yield	1.35%	1.66%
Correlation coefficient of peer companies	0.47	0.46

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

Key Employees and a Non-Employee

Fiscal 2019, 2018, and 2017

We granted performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. Our performance based restricted stock units granted to a non-employee (fiscal 2017 only) were measured based on the fair market value (the closing price of our common stock) at the earlier date of when the performance criteria are met or the end of the reporting period. No market-based total shareholder return component was included in these awards.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our grants of performance based restricted stock units associated with NEOs and key employees that are currently unvested:

	(3) Restricted Stock	Price Per		Vesting
Date of Grant	Units Awarded	Share		Period
August 2, 2018 (1)	86,599	$18.51	(4)	3 years
August 2, 2018 (2)	47,800	$24.35	(6)	3 years
July 13, 2017 (1)	78,195	$31.85	(5)	3 years
July 13, 2017 (2)	44,000	$32.50	(6)	3 years
July 14, 2016 (1) (2)	107,880	$28.00	(6)	3 years

(1) Performance-based restricted stock units awarded to NEOs.

(2) Performance-based restricted stock units awarded to key employees.

(3) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(4) Price per share represents the fair market value per share ($0.76 per $1 or a reduction of $5.84 to the closing price of the our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based components of the performance-based restricted stock units granted to our NEOs on August 2, 2018.

(5) Price per share represents the fair market value per share ($0.98 per $1 or a reduction of $0.65 to the closing price of the our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($32.50) for the performance-based components of the performance-based restricted stock units granted to our NEOs on July 13, 2017.

(6) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:

	(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 14, 2016	11,549	$22.31 (2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on October 28, 2018, the end of our reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our performance based restricted stock units that vested during the six-month periods ending October 28, 2018 and October 29, 2017:

Fiscal Year	Common Stock Shares Vested	(3) Weighted Average Fair Value	Price Per Share
Fiscal 2019 (1)	107,553	$3,466	$32.23	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(5)
Fiscal 2018 (1)	102,845	$1,820	$17.70	(4)
Fiscal 2018 (2)	16,000	$520	$32.50	(5)

 (1) NEOs and key employees.

(2) Non-employee

(3) Dollar amounts are in thousands.

(4) Price per share represents closing price of our common stock on the date of grant.

(5) The respective grant vested during the first quarter of fiscal 2019 or 2018, respectively. Accordingly, the price per share represents the closing price of our common stock on the date the award vested.

The performance based restricted stock units that vested during the six-months ending October 28, 2018, and October 29, 2017, had a fair value totaling $3.6 million and $3.9 million, respectively.

Overall

We recorded a credit to compensation expense of $216,000 and a charge to compensation expense totaling $1.4 million within selling, general, and administrative expenses for the six-month periods ending October 28, 2018 and October 29, 2017, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, compensation cost will not be recognized and any recognized compensation cost would be reversed.

At October 28, 2018, the remaining unrecognized compensation cost related to our performance based restricted stock units was $1.6 million, which is expected to be recognized over a weighted average vesting period of 2.3 years. At October 28, 2018, the performance based restricted stock units that were expected to vest had a fair value totaling $2.4 million.

Time Vested Restricted Stock Units

Fiscal 2019

On August 2, 2018, we granted 11,200 shares of restricted stock units to certain key employees. Of the 11,200 shares of restricted stock units granted, 10,000 had a vesting period of 59 months and 1,200 had a vesting period 11 months, respectively. These awards were measured at their fair market value, which was $24.35 per share, and represents the closing price of our common stock at the date of grant.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2018 Grant

On July 13, 2017, an employee was granted 1,200 shares of time vested restricted stock units which vested over the requisite service period of 11 months. This award was measured at its fair market value, which was $32.50 per share, and represented the closing price of our common stock on the date of grant.

During the first quarter of fiscal 2019, 1,200 shares of common stock associated with this grant vested and had a weighted average grant date fair value of $39,000 or $32.50 per share.

Fiscal 2017 Grant

On July 14, 2016, an employee was granted 1,200 shares of time vested restricted stock units which vested over the requisite service period of 11 months. This award was measured at its fair market value, which was $28 per share, and represented the closing price of our common stock on the date of grant.

During the first quarter of fiscal 2018, 1,200 shares of common stock associated with this grant vested and had a weighted average grant date fair value of $34,000 or $28 per share.

Overall

We recorded compensation expense of $26,000 and $17,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the six-month periods ending October 28, 2018 and October 29, 2017, respectively.

At October 28, 2018, the remaining unrecognized compensation cost related to our time vested restricted stock units was $252,000, which is expected to be recognized over a weighted average vesting period of 4.3 years. At October 28, 2018, the time vested restricted stock awards that were expected to vest had a fair value totaling $250,000.

Common Stock Awards

We granted a total of 3,600 and 4,800 shares of common stock to our outside directors on October 1, 2018, and October 2, 2017, respectively. These shares of common stock vested immediately and were valued based on the fair market value on the date of grant. The fair value of these awards were $23.45 and $33.20 per share, on October 1, 2018, and October 2, 2017, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 and $159,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six-month periods ending October 28, 2018 and October 29, 2017, respectively.

21. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 28, 2018, the company’s statutory surplus reserve was $4.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

22.   Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At October 28, 2018, we had total amounts due regarding capital expenditures totaling $114,000, which pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $114,000 is required to be paid based on normal credit terms.

At October 29, 2017, and April 29, 2018, we had total amounts due regarding capital expenditures totaling $3.2 million and $1.8 million, respectively, of which $2.7 million and $1.4 million was financed and pertained to completed work for the construction of a new building (see below).

Purchase Commitments – Capital Expenditures

At October 28, 2018, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $826,000.

Mattress Fabric Building

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

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 13 for further details).

This new building was placed into service in July 2017 (first quarter of fiscal 2018).

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23.  Common Stock Repurchase Program

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

During the six-month period ended October 28, 2018, we purchased 36,880 shares of our common stock at a cost of $844,000. During the six-month period ended October 29, 2017, we did not purchase any shares of our common stock.

At October 28, 2018, we had $4.2 million available for repurchases of our common stock.

24.  Dividend Program

On November 29, 2018, we announced that our board of directors approved an increase in the quarterly cash dividend from $0.09 to $0.10 per share. This payment will be made on or about January 16, 2019, to shareholders of record as of January 2, 2019.

During the six-months ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share. During the six-months ended October 29, 2017, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” and “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions, as well as our success in finalizing acquisition negotiations and integrating acquired business into our existing operations. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 13, 2018, for the fiscal year ended April 29, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six-months ended October 28, 2018, and October 29, 2017, each represent 26-week periods. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, and a fifty percent owned cut and sew mattress cover operation located in Haiti. Additionally, with the recent acquisition of eLuxury, LLC (eLuxury), we now have a majority owned company located in Evansville, IN, that offers bedding accessories and home goods directly to consumers. The upholstery fabrics segment develops, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China and Burlington, NC. With the recent acquisition of Read, we now have a wholly owned company located in Knoxville, TN, that provides window treatments that Read offers sourcing of upholstery fabrics and other products, measuring, as well as installation services of their own products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant facility in Anderson, SC during the first quarter of fiscal 2019, which has since been closed during the second quarter of fiscal 2019.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in both segments include costs to manufacture, develop, or source our products, including costs such as raw material costs and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change
Net sales	$77,006	$80,698	(4.6)%
Gross profit	13,326	15,804	(15.7)%
Gross profit margin	17.3%	19.6%	(230	)bp
SG&A expenses	10,103	9,415	7.3%
Income from operations	4,284	6,389	(32.9)%
Operating margin	5.6%	7.9%	(230	)bp
Income before income taxes	4,275	6,159	(30.6)%
Income taxes	1,276	2,108	(39.5)%
Net income	2,944	3,976	(26.0)%
Net income attributable to Culp Inc common shareholders	2,933	3,976	(26.2)%

	Six Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change
Net sales	$148,479	$160,230	(7.3)%
Gross profit	23,885	32,268	(26.0)%
Gross profit margin	16.1%	20.1%	(400	)bp
SG&A expenses	18,136	18,916	(4.1)%
Income from operations	6,359	13,352	(52.4)%
Operating margin	4.3%	8.3%	(400	)bp
Income before income taxes	6,223	12,900	(51.8)%
Income taxes	2,182	3,748	(41.8)%
Net income	3,909	8,959	(56.4)%
Net income attributable to Culp Inc common shareholders	3,890	8,959	(56.6)%

Net Sales

Overall, our net sales for the second quarter of fiscal 2019 decreased by 4.6% compared with the same period a year ago, with mattress fabric sales declining 13.6% and upholstery fabrics increasing 9.1%. Our net sales for the first half of fiscal 2019 decreased by 7.3% compared with the same period a year ago, with mattress fabrics decreasing 18.6% and upholstery fabrics increasing 10.0%.

The decrease in mattress fabrics sales reflects the ongoing challenges facing the bedding industry, related to the significant increase of low-priced imported mattresses from China. In anticipation of both increased tariffs on mattresses and the anti-dumping petition that was approved by the United States International Trade Commission (ITC) on November 1, 2018, we believe that a number of companies and retailers accelerated orders and promotions of low-priced imported mattresses. As a result, we experienced reduced demand for mattress fabric and sewn covers from our customers.

The increase in upholstery fabric net sales for fiscal 2019 primarily relates to the net sales contribution from Read, acquired on April 1, 2018, partially offset by a decrease in sales associated with our closed facility located in Anderson, SC.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, income before income taxes decreased for the second quarter and first half of fiscal 2019, due primarily to the decrease in sales of mattress fabrics noted above.

Additionally, income before income taxes was affected by a non-recurring credit of $543,000 in the second quarter and a charge of $1.5 million in the first half of fiscal 2019, both of which related to the closure of our upholstery fabrics operation located in Anderson, SC, and other non-recurring charges associated with the mattress fabrics segment.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $2.2 million, or 35.1% of income before income taxes, for the first half of fiscal 2019 compared with income tax expense of $3.7 million, or 29.1% of income before income taxes, for the same period a year ago. The increase in our effective income tax rate was primarily due to the mix of pre-tax earnings favoring our foreign jurisdictions that are taxed at higher income and withholding tax rates compared to the U.S. federal statutory rate of 21%.

Refer to Note 19 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At October 28, 2018, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale)), and short-term and long-term investments (held-to-maturity), totaled $41.5 million at October 28, 2018, compared with $54.5 million at April 29, 2018.  Additionally, we did not have any outstanding borrowings on our lines of credit as of October 28, 2018.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions, capital expenditures totaling $3.5 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $3.1 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payments and common stock share repurchases, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $6.6 million.

Our net cash provided by operating activities of $6.6 million during the first half of fiscal 2019 decreased from $10.2 million during the same period a year ago. This decrease is primarily due to the decrease in earnings, partially offset by a decrease in working capital requirements as of result of the decreased business volume noted above.

See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On November 29, 2018, we announced that our board of directors approved an increase in the quarterly cash dividend from $0.09 to $0.10 per share. This payment will be made on or about January 16, 2019, to shareholders of record as of January 2, 2019.

During the six-months ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share. During the six months ended October 29, 2017, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share.

During the six month period ended October 28, 2018, we purchased 36,880 shares of our common stock at a cost of $844,000. During the six month period ended October 29, 2017, we did not purchase any shares of our common stock. At October 28, 2018, we had $4.2 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change

Net sales	$41,989	$48,601	(13.6)%
Gross profit	7,498	9,730	(22.9)%
Gross profit margin	17.9%	20.0%	(210	)bp
SG&A expenses	4,566	3,168	44.1%
Non-recurring charges	248	-	100.0%
Income from operations	2,932	6,562	(55.3)%
Operating margin	7.0%	13.5%	(650	)bp

	Six Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change

Net sales	$78,972	$97,030	(18.6)%
Gross profit	13,470	19,495	(30.9)%
Gross profit margin	17.1%	20.1%	(300	)bp
SG&A expenses	7,714	6,559	17.6%
Non-recurring charges	248	-	100.0%
Income from operations	5,755	12,936	(55.5)%
Operating margin	7.3%	13.3%	(600	)bp

Net Sales

The decreases in mattress fabrics sales for the second quarter and first half of fiscal 2019 reflect the ongoing challenges facing the bedding industry related to the significant increase of low-priced imported mattresses from China. In anticipation of both increased tariffs on mattresses and the anti-dumping petition that was approved by the United States International Trade Commission (ITC) on November 1, 2018, we believe that a number of companies and retailers accelerated orders and promotions of low-priced imported mattresses. As a result, we experienced reduced demand for mattress fabric and sewn covers from our customers.

Currently, we expect the ongoing challenges in the mattress industry continue to affect short-term demand trends and operating performance. While we are pleased to see the anti-dumping petition approved, and we are beginning to see some positive developments, it is uncertain when demand trends will return to normal levels. We believe expected punitive measures against Chinese importers will ultimately benefit our customers and our business.

Gross Profit and Operating Income

Our operating profits declined in the second quarter and first half of fiscal 2019 compared with the same periods a year ago, due primarily to the decrease in net sales noted above. In addition, we had a non-recurring charge of $248,000 relating to employee termination benefits and other operational reorganization costs.

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

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered an Equity Purchase Agreement (Equity Agreement) pursuant to which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds and, cotton bed sheets, as well as other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

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
$18,130

The estimated fair values of goodwill and tradename are provisional and are based on the information that was currently available to estimate their fair values. We believe that information provides a reasonable basis for estimating the fair values of goodwill and tradename, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller, who is also the shareholder of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA for the twelve-month period ending August 31, 2021, less $12.0 million, as defined in the Equity Agreement. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

Consolidation and Non-Controlling Interest

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the minority interest in eLuxury is excluded from total consolidated net income (loss) to arrive at net income (loss) attributable to Culp Inc. common shareholders.

Other

Acquisitions costs totaling $270,000 were in included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and our investment in an unconsolidated joint venture.

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Accounts receivable	$10,740	$13,645	$15,195
Inventory	29,836	29,083	28,740
Property, plant & equipment Investment in unconsolidated joint venture	48,825 1,470	49,965 1,522	48,797 1,501

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 28, 2018, accounts receivable decreased by $2.9 million, or 21.3%, compared with October 29, 2017.  As of October 28, 2018, accounts receivable decreased by $4.5 million, or 29.3%, compared with April 29, 2018. The decrease for the respective periods is due mostly to the decline in net sales noted above.

Inventory

Despite the decrease in net sales in the second quarter and first half of fiscal 2019, inventory remained flat as of October 28, 2018, compared with October 29, 2017, and April 29, 2018. This is primarily due to the inventory associated with eLuxury, acquired on June 22, 2018, which offset the decrease in inventory due to the decreased business volume noted above.

Property, Plant & Equipment

The $48.8 million at October 28, 2018, represents property, plant, and equipment of $36.1 million and $12.7 million located in the U.S. and Canada, respectively. The $50.0 million at October 29, 2017, represents property, plant, and equipment of $35.8 million and $14.2 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 9 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	October 28, 2018		October 29, 2017		% Change

Non U.S. Produced	$30,542	87%	$30,138	94%	1.3%
U.S. Produced	4,475	13%	1,959	6%	128.4%
Total	$35,017	100%	$32,097	100%	9.1%

		Six Months Ended
(dollars in thousands)	October 28, 2018		October 29, 2017		% Change

Non U.S. Produced	$60,911	88%	$59,522	94%	2.3%
U.S. Produced	8,596	12%	3,678	6%	133.7%
Total	$69,507	100%	$63,200	100%	10.0%

Our increases in upholstery fabric sales for the second quarter and first half of fiscal 2019 include the contribution from Read, acquired on April 1, 2018, partially offset by the decline in net sales associated with the closure of our Anderson, SC facility during the second quarter.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change

Gross profit	$6,257	$6,074	3.0%
Gross profit margin	17.9%	18.9%	(100	)bp
SG&A expenses	3,535	3,700	(4.5)%
Income from operations	2,722	2,374	14.7%
Operating margin	7.8%	7.4%	40	bp
Restructuring related charges	270	-	100%

Our operating results for the second quarter reflect lower operating costs associated with more favorable foreign currency exchange rates in China, leading to higher gross profit and operating margins. However, the lower operating costs associated with our China operations were partially offset by the effects of U.S. tariffs implemented during the second quarter.

	Six Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	Change

Gross profit	$12,410	$12,773	(2.8)%
Gross profit margin	17.9%	20.2%	(230	)bp
SG&A expenses	7,161	7,511	(4.7)%
Income from operations	5,249	5,262	(0.2)%
Operating margin	7.6%	8.3%	(70	)bp
Restructuring related charges	1,836	-	100%

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2018 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges totaling $(791) million that were associated with the above exit and disposal activity:

(dollars in thousands)	Three months ended October 28, 2018
Gain on sale of equipment	$(1,124)
Employee termination benefits	63
Other operating costs associated with a closed facility	270
$(791)

Of this total net credit, a credit of $1.1 million and a charge of $270,000 were recorded in restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Income for the three-month period ending October 28, 2018.

The following summarizes our restructuring credit and related charges totaling $1.2 million that were associated with the above exit and disposal activity:

(dollars in thousands)	Six months ended October 28, 2018
Inventory markdowns	$1,566
Employee termination benefits	513
Other operating costs associated with a closed facility	270
Gain on sale of equipment	(1,124)
$1,225

Of this total net charge, a charge of $1.8 million and a credit of $610,000 were recorded in cost of sales and restructuring credit, respectively, in the Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Accounts receivable	$13,622	$10,575	$11,112
Inventory	20,765	21,126	24,714
Property, plant & equipment	2,048	2,063	2,445

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 28, 2018, accounts receivable increased by $3.0 million or 28.8%, compared with October 29, 2017.  As of October 28, 2018, accounts receivable increased by $2.5 million or 22.6%, compared with April 29, 2018. The increase for the respective periods is due mostly to the increase in net sales noted above.

Inventory

Despite the increase in net sales in the second quarter and first half of fiscal 2019, inventory declined as of October 28, 2018, compared with October 29, 2017 and April 29, 2018. This is primarily due to the reduction in inventory associated with the closure of our upholstery fabrics operation located Anderson, SC in the second quarter of fiscal 2019.

Property, Plant & Equipment

The $2.0 million at October 28, 2018, represents property, plant, and equipment of $1.4 million and $636 located in the U.S. and China, respectively. The $2.1 million at October 29, 2017, represents property, plant, and equipment of $1.4 million and $722 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661 located in the U.S. and China, respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	% Change
SG&A expenses	$10,103	$9,415	7.3%
Interest expense	18	37	(51.4)%
Interest income	151	128	18.0%
Other expense	142	321	(55.8)%

	Six Months Ended
(dollars in thousands)	October 28, 2018	October 29, 2017	% Change
SG&A expenses	$18,136	$18,916	(4.1)%
Interest expense	38	37	2.7%
Interest income	301	259	16.2%
Other expense	399	674	(40.8)%

Selling, General and Administrative Expenses

SG&A expenses increased during the second quarter of fiscal 2019 compared with the same period a year ago. This increase is primarily due to selling expenses associated with eLuxury, as this was their first full quarter of operations, partially offset by lower incentive compensation reflecting weaker financial results for the company in relation to pre-established targets.

SG&A expenses decreased during first half of fiscal 2019 compared with the same period a year ago due primarily to lower incentive compensation expense reflecting weaker financial results for the company in relation to pre-established financial targets, partially offset by selling expenses associated with eLuxury.

Interest Expense

Interest costs charged to operations were $38,000 and $137,000 for the six months ended October 28, 2018, and October 29, 2017, respectively.

No interest costs for the construction of qualifying fixed assets were capitalized for the six months ended October 28, 2018. Interest costs totaling $100,000 for the construction of qualifying fixed assets were capitalized for the six months ended October 29, 2017. These interest costs will be amortized over the related assets’ useful lives.

Interest Income

Interest income for the second quarter and first half of fiscal 2019 was comparable with the same respective periods of fiscal 2018. Our interest income is mostly associated with our investment grade U.S. corporate bonds located in the Cayman Islands.

Other Expense

Other expense decreased for the second quarter and first half of fiscal 2019 compared with the same respective periods of fiscal 2018. This decrease was mostly due to more favorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.2 million, or 35.1% of income before income taxes, for the six- month period ended October 28, 2018, compared to income tax expense of $3.7 million, or 29.1% of income before income taxes, for the six-month period ended October 29, 2017. Our effective income tax rates for the six-month periods ended October 28, 2018, and October 29, 2017, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections and changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contribute to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018
Federal income tax rate	21.0%	34.0%
Foreign income tax rate differential	7.8	1.1
Tax effects of Chinese foreign exchange (losses) gains	2.8	(1.5)
Global Intangible Low Taxed Income Tax (GILTI)	2.1	-
Change in estimate of valuation allowance	1.2	0.7
Excess income tax deficiency (benefits)
related to stock-based compensation	0.5	(4.3)
Other	(0.3)	(0.9)
	35.1%	29.1%

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

Refer to Note 19 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of October 28, 2018, October 29, 2017, and April 29, 2018, respectively.

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

Refer to Note 19 located in the Notes to the Consolidated Financial Statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 28, 2018, October 29, 2017, and April 29, 2018, respectively.

Uncertain Income Tax Positions

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

Refer to Note 19 located in the Notes to the Consolidated Financial Statements for disclosures regarding our assessments of our uncertain income tax positions as of October 28, 2018, October 29, 2017, and April 29, 2018, respectively.

Income Taxes Paid

We reported income tax expense of $2.2 million and $3.7 million for the six-month periods ending October 28, 2018 and October 29, 2017, respectively. In addition, our income tax payments totaled $4.0 million and $2.6 million for the same respective periods. Our income tax payments were associated with our foreign subsidiaries located in Canada and China. These payments increased during the first half of fiscal 2019 as compared with the same period a year ago, mostly due to a withholding tax payment of $862,000 associated with an earnings and profit distribution from our Canadian subsidiary and the first installment of our mandatory repatriation tax payment of $500,000 made in our second quarter.

As a result of the Tax Act noted above, we were required to calculate a one-time mandatory repatriation tax (the Transition Tax) for fiscal 2018 related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system.  Consequently, we started making income tax payments associated with the Transition Tax in the second quarter fiscal 2019, which we elected to pay over a period of eight years. Additionally, as part of the Tax Act, we currently expect to elect out of using our U.S. Federal net loss operating carryforwards on our fiscal 2018 income tax returns, to offset the Transition Tax by fully utilizing our foreign tax credits. As a result, we expect to have approximately $7.0 million of U.S. Federal net loss operating carryforwards to apply against fiscal 2019 U.S. taxable income.  This fact, coupled with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2019 (excluding the Transition Tax).

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $14.8 million as of October 28, 2018, cash flow from operations, and the current availability ($30.7 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At October 28, 2018, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale)), and short-term and long-term investments (held-to-maturity), totaled $41.5 million compared with $54.5 million at April 29, 2018.  Additionally, we did not have any outstanding borrowings on our lines of credit as of October 28, 2018.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions, capital expenditures totaling $3.5 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $3.1 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payments and common stock share repurchases, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $6.6 million.

Our net cash provided by operating activities of $6.6 million during the first half of fiscal 2019 decreased from $10.2 million during the same period a year ago. This decrease is primarily due to the decrease in earnings, partially offset by a decrease in working capital requirements as a result of the decreased business volume noted above.

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

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	October 28, 2018	October 29, 2017	April 29, 2018
Cayman Islands	$27,812	$39,004	$31,000
China	9,898	6,153	10,537
United States	2,302	3,275	9,221
Canada	1,475	653	3,715
	$41,487	$49,085	$54,473

Currently, we are holding a significant amount of our cash and investments with our international holding company located in the Cayman Islands. Our cash and investments located in this jurisdiction stemmed from accumulated earnings and profits (totaling $57.5 million as of October 28, 2018) that were distributed from our subsidiary located in China.Of the $27.8 million held in the Cayman Islands, $26.7 million represents investment grade U.S. corporate bonds with maturities with less than one year (as of October 28, 2018), ranging from November 2018 through May 2019. These investments are classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity.

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

During the six month period ended October 28, 2018, we purchased 36,880 shares of our common stock at a cost of $844,000. During the six month period ended October 29, 2017, we did not purchase any shares of our common stock.

At October 28, 2018, we had $4.2 million available for repurchases of our common stock.

Dividend Program

On November 29, 2018, we announced that our board of directors approved an increase in the quarterly cash dividend from $0.09 to $0.10 per share. This payment will be made on or about January 16, 2019, to shareholders of record as of January 2, 2019.

During the six-months ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share. During the six-months ended October 29, 2017, dividend payments totaled $4.6 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $2.0 million represented quarterly dividend payments of $0.08 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Accounts receivable at October 28, 2018, totaling $24.4 million, were comparable with $24.2 million at October 29, 2017. Days’ sales outstanding were 28 days for the second quarter of fiscal 2019, compared with 27 days for the second quarter of fiscal 2018.

Inventories as of October 28, 2018, totaling $50.6 million, were comparable with $50.2 million at October 29, 2017. Inventory turns were 5.0 for the second quarter of fiscal 2019 compared with 5.2 for the second quarter of fiscal 2018.

Accounts payable-trade as of October 28, 2018, totaling $24.0 million, were comparable with $24.6 million at October 29, 2017.

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $50.2 million at October 28, 2018, compared with $46.6 million at October 29, 2017. Operating working capital turnover was 6.3 during the second quarter of fiscal 2019 compared with 7.4 during the second quarter of fiscal 2018.

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

At October 28, 2018, we were in compliance with all our financial covenants.

Refer to Note 13 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $3.5 million (of which $1.4 million were vendor- financed) for the six-months ending October 28, 2018, compared with $7.5 million (of which $2.5 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $4.1 million for the six-month period ending October 28, 2018 compared with $3.7 million for the six-month period ending October 29, 2017 and mostly related to the mattress fabrics segment.

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

Accounts Payable – Capital Expenditures

At October 28, 2018, we had total amounts due regarding capital expenditures totaling $114,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $114,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At October 28, 2018, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $826,000.

Mattress Fabric Building

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

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor’s bank being the beneficiary. In addition to the interest charged on the outstanding installment payments noted above, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see Note 13 for further details).

This new building was placed into service in July 2017 (first quarter of fiscal 2018).

Critical Accounting Policies and Recent Accounting Developments

At October 28, 2018, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

Refer to Notes 2 and 5 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2018.

Contractual Obligations

As of October 28, 2018, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

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

At October 28, 2018 our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 3.75% at October 28, 2018) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under our revolving credit lines associated at October 28, 2018.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 28, 2018, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 28, 2018, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 28, 2018. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2018 for the fiscal year ended April 29, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 30, 2018 to September 2, 2018	2,603	24.03	2,603	$4,865,640
September 3, 2018 to September 30, 2018	8,000	23.55	8,000	$4,677,221
October 1, 2018 to October 28, 2018	23,287	22.45	23,287	$4,154,528
Total	33,890	22.83	33,890	$4,154,528

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: December 7, 2018	By:	/s/ Kenneth R. Bowling
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