Form 10-Q
period 2019-01-27
CULP INC
filed 2019-03-08
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    YES      NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 27, 2019:  12,368,413
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 27, 2019

Page
Part I - Financial Statements

Item 1.           Financial Statements: (Unaudited)

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 27, 2019 AND JANUARY 28, 2018
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 27,	January 28,
	2019	2018

Net sales	$77,226	85,310
Cost of sales	63,103	67,707
Gross profit	14,123	17,603

Selling, general and
administrative expenses	10,038	9,959
Restructuring credit	(214)	-
Income from operations	4,299	7,644

Interest expense	-	31
Interest income	(251)	(132)
Other expense	288	229
Income before income taxes	4,262	7,516

Income taxes	1,225	8,208

(Income) loss from investment in unconsolidated joint venture	(23)	56
Net income (loss)	$3,060	(748)
Plus: Net loss attributable to non-controlling interest	94	-
Net income (loss) attributable to Culp, Inc. common shareholders	$3,154	(748)

Net income (loss) attributable to Culp Inc. common shareholders per share - basic	$0.25	(0.06)
Net income (loss) attributable to Culp Inc. common shareholders per share - diluted	$0.25	(0.06)
Average shares outstanding, basic	12,438	12,436
Average shares outstanding, diluted	12,465	12,436

	NINE MONTHS ENDED

	January 27,	January 28,
	2019	2018

Net sales	$225,705	245,541
Cost of sales	187,697	195,668
Gross profit	38,008	49,873

Selling, general and
administrative expenses	28,174	28,876
Restructuring credit	(825)	-
Income from operations	10,659	20,997

Interest expense	38	69
Interest income	(552)	(391)
Other expense	688	903
Income before income taxes	10,485	20,416

Income taxes	3,407	11,956

Loss from investment in unconsolidated joint venture	109	249
Net income	$6,969	8,211
Plus: Net loss attributable to non-controlling interest	75	-
Net income attributable to Culp, Inc. common shareholders	$7,044	8,211

Net income attributable to Culp Inc. common shareholders per share - basic	$0.56	0.66
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.56	0.65
Average shares outstanding, basic	12,488	12,425
Average shares outstanding, diluted	12,593	12,626

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 27, 2019 AND JANUARY 28, 2018
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	January 27,	January 28,
	2019	2018

Net income (loss)	$3,060	$(748)

Other comprehensive loss

Unrealized holding losses on investments, net of tax	(75)	(4)
Reclassification adjustment for realized loss on investments	22	-

Total other comprehensive loss	(53)	(4)

Comprehensive income (loss)	$3,007	$(752)
Plus: Comprehensive loss attributable to non-controlling interest	94	-
Comprehensive income (loss) attributable to Culp, Inc. common shareholders	$3,101	$(752)

	NINE MONTHS ENDED

	January 27,	January 28,
	2019	2018

Net income	$6,969	$8,211

Other comprehensive income

Unrealized gain on investments, net of tax

Unrealized holding (losses) gains on investments	(78)	60
Reclassification adjustment for realized loss on investments	116	-

Total unrealized gain on investments	38	60

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding loss on foreign currency cash flow hedge	(8)	-
Reclassification adjustment for realized loss on foreign currency cash flow hedge	64	-

Total unrealized gain on foreign currency cash flow hedge	56	-

Total other comprehensive income	94	60

Comprehensive income	$7,063	$8,271
Plus: Comprehensive loss attributable to non-controlling interest	75	-
Comprehensive income attributable to Culp, Inc. common shareholders	$7,138	$8,271

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 27, 2019, JANUARY 28, 2018 AND APRIL 29, 2018
UNAUDITED
(Amounts in Thousands)

	January 27,	January 28,	*April 29,
	2019	2018	2018
Current assets:
Cash and cash equivalents	$26,418	22,428	21,228
Short-term investments - Available for Sale	-	2,472	2,451
Short-term investments - Held-To-Maturity	13,544	17,206	25,759
Accounts receivable, net	26,142	26,097	26,307
Inventories	55,415	55,651	53,454
Other current assets	2,954	3,114	2,870
Total current assets	124,473	126,968	132,069

Property, plant and equipment, net	50,129	51,838	51,794
Goodwill	27,222	11,462	13,569
Intangible assets	10,542	1,397	4,275
Deferred income taxes	3,224	1,942	1,458
Long-term investments - Held-To-Maturity	-	13,625	5,035
Long-term investments - Rabbi Trust	6,834	7,176	7,326
Investment in unconsolidated joint venture	1,512	1,518	1,501
Other assets	972	918	957
Total assets	$224,908	216,844	217,984

Current liabilities:
Accounts payable-trade	$28,401	32,434	27,237
Accounts payable - capital expenditures	91	1,554	1,776
Deferred revenue	492	-	809
Accrued expenses	9,740	8,842	9,325
Accrued restructuring costs	228	-	-
Income taxes payable - current	642	1,580	1,437
Total current liabilities	39,594	44,410	40,584

Accrued expenses - long-term	-	-	763
Contingent consideration - earn-out obligation	5,781	-	-
Income taxes payable - long-term	3,294	10,940	3,758
Deferred income taxes	2,225	2,096	2,150
Deferred compensation	6,782	7,216	7,353
Total liabilities	57,676	64,662	54,608

Commitments and Contingencies (Notes 13 and 22)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,368,413 at January 27, 2019; 12,450,276
at January 28, 2018; and 12,450,276 at
April 29, 2018	619	623	623
Capital contributed in excess of par value	43,961	48,413	48,203
Accumulated earnings	118,186	103,090	114,635
Accumulated other comprehensive income (loss)	9	56	(85)
Total shareholders' equity attributable to Culp Inc.	162,775	152,182	163,376
Non-controlling interest	4,457	-	-
Total equity	167,232	152,182	163,376
Total liabilities and shareholders' equity	$224,908	216,844	217,984

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 27, 2019 AND JANUARY 28, 2018
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 27,	January 28,
	2019	2018

Cash flows from operating activities:
Net income	$6,969	8,211
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,087	5,679
Amortization	592	248
Stock-based compensation	373	2,422
Deferred income taxes	(1,691)	(3,020)
Realized loss on sale of short-term investments (Available for Sale)	94	-
Gain on sale of property, plant, and equipment	(1,456)	-
Loss from investment in unconsolidated joint venture	109	249
Foreign currency exchange loss	12	133
Changes in assets and liabilities, net of effects of acquisition of businesses
Accounts receivable	(38)	(923)
Inventories	(658)	(3,275)
Other current assets	(43)	(27)
Other assets	6	(37)
Accounts payable - trade	486	1,715
Deferred revenue	(317)	-
Accrued expenses and deferred compensation	(1,513)	(1,608)
Accrued restructuring costs	228	-
Income taxes	(1,155)	11,702
Net cash provided by operating activities	8,085	21,469

Cash flows from investing activities
Net cash paid for acquisition of businesses	(12,096)	-
Capital expenditures	(2,954)	(6,657)
Proceeds from the sale of property, plant, and equipment	1,894	6
Investment in unconsolidated joint venture	(120)	(661)
Proceeds from the sale of short-term investments (Held to Maturity)	17,150	-
Proceeds from the sale of short-term investments (Available for Sale)	2,458	-
Purchase of short-term investments (Available for Sale)	(10)	(37)
Proceeds from the sale of long-term investments (Rabbi Trust)	1,233	57
Purchase of long-term investments (Rabbi Trust)	(795)	(1,699)
Premium payment on life insurance policy	-	(18)
Net cash provided by (used in) investing activities	6,760	(9,009)

Cash flows from financing activities:
Proceeds from line of credit	12,000	10,000
Payments on line of credit	(12,000)	(10,000)
Payments on vendor-financed capital expenditures	(1,412)	(3,750)
Dividends paid	(3,493)	(5,722)
Common stock surrendered for withholding taxes payable	(1,303)	(1,530)
Common stock repurchased	(3,316)	-
Payments of debt issuance costs	(50)	-
Proceeds from common stock issued	-	111
Net cash used in financing activities	(9,574)	(10,891)

Effect of exchange rate changes on cash and cash equivalents	(81)	64

Increase in cash and cash equivalents	5,190	1,633

Cash and cash equivalents at beginning of period	21,228	20,795

Cash and cash equivalents at end of period	$26,418	22,428

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED JANUARY 27, 2019
UNAUDITED
(Dollars in thousands, except share data)

			Shareholders' equity attributable to Culp Inc.

			Capital		Accumulated
			Contributed		Other		Non-
	Common Stock		in Excess	Accumulated	Comprehensive		Controlling	Total
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, April 29, 2018 *	12,450,276	$623	48,203	114,635	(85)	$163,376	$-	$163,376
Net income	-	-	-	957	-	957	8	965
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	-	4,532	4,532
Stock-based compensation	-	-	(501)	-	-	(501)	-	(501)
Unrealized gain on foreign currency cash flow hedge	-	-	-	-	15	15	-	15
Unrealized gain on investments	-	-	-	-	134	134	-	134
Common stock issued in connection with vesting
of performance based restricted stock units	115,917	6	(6)	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock units	1,200	-	-	-	-	-	-	-
Common stock surrendered for withholding
taxes payable	(42,157)	(2)	(1,290)	-	-	(1,292)	-	(1,292)
Common stock repurchased	(2,990)	-	(72)	-	-	(72)	-	(72)
Dividends paid	-	-	-	(1,127)	-	(1,127)	-	(1,127)
Balance, July 29, 2018	12,522,246	627	46,334	114,465	64	161,490	4,540	166,030
Net income	-	-	-	2,933	-	2,933	11	2,944
Stock-based compensation	-	-	395	-	-	395	-	395
Unrealized gain on foreign currency cash flow hedge	-	-	-	-	41	41	-	41
Unrealized loss on investments	-	-	-	-	(43)	(43)	-	(43)
Fully vested common stock award	3,600	-	-	-	-	-	-	-
Common stock repurchased	(33,890)	(2)	(770)	-	-	(772)	-	(772)
Dividends paid	-	-	-	(1,126)	-	(1,126)	-	(1,126)
Balance, October 28, 2018	12,491,956	$625	45,959	116,272	62	$162,918	$4,551	$167,469
Net income	-	-	-	3,154	-	3,154	(94)	3,060
Stock-based compensation	-	-	479	-	-	479	-	479
Unrealized loss on investments	-	-	-	-	(53)	(53)	-	(53)
Common stock surrendered for withholding
taxes payable	-	-	(11)	-	-	(11)	-	(11)
Common stock repurchased	(123,543)	(6)	(2,466)	-	-	(2,472)	-	(2,472)
Dividends paid	-			(1,240)	-	(1,240)		(1,240)
Balance, January 27, 2019	12,368,413	$619	$43,961	$118,186	$9	$162,775	$4,457	$167,232

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED JANUARY 28, 2018
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, April 30, 2017 *	12,356,631	$618	47,415	100,601	(4)	$148,630
Net income	-	-	-	4,984	-	4,984
Stock-based compensation	-	-	757	-	-	757
Unrealized gain on investments	-	-	-	-	44	44
Common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-
Common stock issued in connection
with exercise of stock options	600	-	5	-	-	5
Common stock surrendered for withholding
taxes payable	(34,915)	(2)	(1,133)	-	-	(1,135)
Dividends paid	-	-	-	(3,608)	-	(3,608)
Balance, July 30, 2017	12,441,161	622	47,038	101,977	40	149,677
Net income	-	-	-	3,976	-	3,976
Stock-based compensation	-	-	801	-	-	801
Unrealized gain on investments	-	-	-	-	20	20
Fully vested common stock award	4,800	-	-	-	-	-
Common stock issued in connection with vesting
of time- based restricted stock units	1,200	-	-	-	-	-
Common stock surrendered for withholding
taxes payable	(11,885)	-	(398)	-	-	(398)
Dividends paid	-	-	-	(996)	-	(996)
Balance, October 29, 2017	12,435,276	$622	47,441	104,957	60	$153,080
Net loss	-	-	-	(748)	-	(748)
Stock-based compensation	-	-	867	-	-	867
Unrealized loss on investments	-	-	-	-	(4)	(4)
Common stock issued in connection with exercise
of stock options	15,000	1	105	-	-	106
Dividends paid	-			(1,119)	-	(1,119)
Balance, January 28, 2018	12,450,276	$623	$48,413	$103,090	$56	$152,182

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

The company’s nine-months ended January 27, 2019, and January 28, 2018, represent 39-week periods, respectively.

2. Significant Accounting Policies

As of January 27, 2019, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This new standard, which is to be applied retrospectively, became effective at the beginning of our fiscal 2019, and therefore, we applied this new guidance in our first quarter of fiscal 2019 interim financial statements.  During the first quarter of fiscal 2019, this new guidance did not impact our results of operations, balance sheet, or statement of cash flows. Currently, we do expect that this guidance will be applicable in determining how we classify certain contingent payments associated with our business combinations (see note 3) as either investing or financing activities. This guidance requires that cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows from financing activities. In comparison, cash payments made soon after the acquisition date should be separated and classified as cash outflows from investing activities.

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

3.  Business Combinations

Read Window Products, LLC (Read)

Overview

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Asset Agreement) to acquire certain assets and assume certain liabilities of Read, a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products. Read’s custom product line includes motorization, shades, upholstered drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line allows us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on April 1, 2018, $375,000 was paid in May 2018, and $763,000 is to be paid in June 2019, subject to certain conditions as defined in the Asset Agreement.

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

The Asset Agreement contains a contingent consideration arrangement that requires us to pay a former shareholder of Read an earn-out payment based on adjusted EBITDA, as defined in the Asset Agreement, for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target. As of January 27, 2019, based on actual financial results in relation to the pre-established adjusted EBITDA target, a contingent payment will not be made, and therefore, no contingent liability has been recorded.

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

We believe this acquisition will provide a new sales channel for eLuxury’s bedding accessories and will expand our opportunity to participate in the e-commerce direct-to-consumer space. This business combination brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities. We also have an opportunity to market our new line of bedding accessories, and home products, as well as other finished products that we may develop, through this e-commerce platform.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller, who is also the owner of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

Consolidation and Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions in which it explicitly states the ownership interests at the effective date of this business combination and the allocation of net income or loss between the controlling interest (Culp) and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss will be allocated at a percentage of 70% and 30% to the company and the noncontrolling interest, respectively.

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the minority interest in eLuxury is excluded from total consolidated net income (loss) attributable to Culp, Inc. common shareholders.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and therefore, is useful in estimating fair value of the 20% noncontrolling interest. In order to determine the carrying value of our noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.5 million represents the $4.5 million fair value determined at the acquisition date plus its allocation of net loss totaling $75,000 subsequent to the acquisition date and through the end of our third quarter of fiscal 2019.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Actual revenue and net loss for the period June 22, 2018 through January 27, 2019 were included in our Consolidated Statement of Net Income for the nine-months ended January 27, 2019, and totaled $11.8 million and $248,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and nine-month periods ending January 27, 2019, and January 28, 2018, have been prepared as if the acquisitions of Read had occurred on May 2, 2016 and eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	January 27, 2019	January 28, 2018
Net Sales	$77,226	$93,451
Income from operations	4,299	7,257
Net income (loss)	3,060	(1,073)
Net loss (income) - noncontrolling interest	94	(36)
Net income (loss) – Culp Inc. common shareholders	3,154	(1,109)

Net income (loss) per share (basic) – Culp Inc. common shareholders	0.25	(0.09)

Net income (loss) per share (diluted) –Culp Inc. common shareholders	0.25	(0.09)

	Nine Months Ended
(dollars in thousands, except per share data)	January 27, 2019	January 28, 2018
Net Sales	$228,830	$270,950
Income from operations	10,657	20,799
Net income	6,943	7,901
Net loss (income) - noncontrolling interest	83	(27)
Net income – Culp Inc. common shareholders	7,026	7,874

Net income per share (basic) –Culp Inc. common shareholders	0.56	0.63

Net income per share (diluted) –Culp Inc. common shareholders	0.56	0.62

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Customers	$26,748	$27,666	$28,097
Allowance - doubtful accounts	(388)	(357)	(357)
Allowance - cash discounts	(197)	(222)	(245)
Allowance - sales returns & allowances (1)	(21)	(990)	(1,188)
	$26,142	$26,097	$26,307

 (1) Due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, certain balance sheet reclassifications were required regarding our allowance for sales returns and allowances for the current year’s presentation only. See Note 5 to the consolidated financial statements for required balance sheet disclosures associated with the adoption of ASC Topic 606.

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$(357)	$(414)
Provision for bad debts	(78)	57
Net write-offs, net of recoveries	47	-
Ending balance	$(388)	$(357)

A summary of the activity in the allowances for sales returns and allowances and cash discounts follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$(1,433)	$(1,220)
Adoption of ASC Topic 606 (1)	1,145	-
Provision for returns, allowances and discounts	(1,612)	(2,332)
Credits issued	1,682	2,340
Ending balance	$(218)	$(1,212)

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

(dollars in thousands)	Balance at April 29, 2018	Adjustments Due to ASC 606 Adoption (1)	Balance at April 30, 2018
Balance Sheet Assets:
Accounts Receivable	$26,307	$1,145	$27,452
Other Current Assets	2,870	27	2,897
Liabilities:
Accrued Expenses	9,325	1,172	10,497

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

Currently, we expect the adoption of this new standard to be immaterial to our net income on an ongoing basis. The effect of adopting ASC 606 on our Consolidated Statements of Net Income for the three-month and nine-month periods ended January 27, 2019, are as follows:

(dollars in thousands)	Three Months Ended January 27, 2019	Adjustments Due to ASC 606 Adoption (1)	Balances Without ASC 606 Adoption
Statements of Net Income
Net Sales	$77,226	$13	$77,239
Cost of Sales	63,103	13	63,116

	Nine Months Ended	Adjustments Due to	Balances Without
(dollars in thousands)	January 27, 2019	ASC 606 Adoption (1)	ASC 606 Adoption
Statements of Net Income
Net Sales	$225,705	$(17)	$225,688
Cost of Sales	187,697	(17)	187,680

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of adopting ASC 606 on our Consolidated Balance Sheets for the period ended January 27, 2019, is as follows:

(dollars in thousands)	January 27, 2019	Adjustments Due to ASC 606 Adoption (1)	Balances Without ASC 606 Adoption
Balance Sheet Assets:
Accounts Receivable	$26,142	$(1,092)	$25,050
Other Current Assets	2,954	(17)	2,937
Liabilities:
Accrued Expenses	$9,740	(1,109)	$8,631

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

Nature of Performance Obligations

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments that offer sourcing of upholstery fabrics and other products, measurement, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows. The home accessories segment is our new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, bedding and home accessories products, as well as the performance of customized fabrication and installation services associated with window treatments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Judgments

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We determined that our customer purchase orders represent contracts as defined in the new standard.  In addition to purchase orders, we also have supply contracts with certain customers that define standard terms and conditions.   Our contracts generally include promises to sell either upholstery fabric, mattress fabric, or bedding accessories and home goods products or promises to provide fabrication and installation services associated with customized window treatments.  The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of January 27, 2019, will be satisfied within one year or less.  Revenue associated with sales of our products are recognized at the point-in-time when control of the promised goods has been transferred to the customer.  The point-in-time when control transfers to the customer depends on the contractually agreed upon shipping terms, but typically occurs once the product has been shipped or once it has been delivered to a location specified by the customer. For certain warehousing arrangements, transfer of control to the customer is deemed to have occurred when the customer pulls the inventory for use in their production.  Revenue associated with our customized fabrication services, which are performed on various types of window treatments, is recognized over time once the customized products are deemed to have no alternative use but for which we have an enforceable right to payment for the services performed.  Revenue for our customized fabrication services is recognized over time using the output method based on units produced.  Revenue associated with our installation services is also recognized over time as the customer receives and consumes the benefits of the promised installation services. Revenue associated with our installation services is recognized over time using the output method based on units installed.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services.  The amount of consideration we expect to receive changes due to variable consideration associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration which is included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period. Our mattress fabrics and upholstery fabrics business segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of the sale. Customers must receive authorization prior to returning those products. Our home accessories business segment allow returns for any reason provided the product is returned within the stated time frame, generally 30 days, unless the product was customized in which case a defect must be present in order to return the product.  Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are now recorded within accrued expenses as required by the new standard.  Under the new standard we record estimates for sales returns on a gross basis rather than a net basis and an estimate for a right of return asset is recorded in other current assets and cost of goods sold.   Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates are based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period as determined using historical data and projections.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheet as deferred revenue.  If upfront deposits or prepayment are not required, customers may be granted credit terms which generally range from 15 – 45 days.  Such terms are common within the industries in which we are associated and are not considered financing arrangements.  There were no contract assets recognized as of January 27, 2019.

A summary of the activity of deferred revenue for the three-month and nine-month periods ended January 27, 2019 follows:

Three Months Ended
(dollars in thousands)	January 27, 2019
Balance as of October 28, 2018	$649
Revenue recognized on contract liabilities during the period	(637)
Payments received for services not yet rendered during the period	480
Balance as of January 27, 2019	$492

Nine Months Ended
(dollars in thousands)	January 27, 2019
Balance as of April 29, 2018	$809
Revenue recognized on contract liabilities during the period	(2,171)
Payments received for services not yet rendered during the period	1,854
Balance as of January 27, 2019	$492

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 27, 2019:

Net Sales
(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$35,732	$34,730	$4,390	$74,852
Services transferred over time	-	2,374	-	2,374
Total Net Sales	$35,732	$37,104	$4,390	$77,226

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 27, 2019:

Net Sales
(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$107,335	$98,610	$11,759	$217,704
Services transferred over time	-	8,001	-	8,001
Total Net Sales	$107,335	$106,611	$11,759	$225,705

6.  Inventories

Inventories are carried at the lower of cost or net realizable value.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Raw materials	$5,745	$6,654	$6,024
Work-in-process	2,610	3,151	3,264
Finished goods	47,060	45,846	44,166
	$55,415	$55,651	$53,454

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Tradenames	$7,232	$-	$683
Customer relationships, net	2,613	625	2,839
Non-compete agreement, net	697	772	753
	$10,542	$1,397	$4,275

Tradename

A summary of the carrying amount of our tradenames from our recent acquisitions (see Note 3) follow:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Read	$683	$-	$683
eLuxury	6,549	-	-
	$7,232	$-	$683

Our tradenames were recorded at their fair market values at the effective date of their acquisitions (see Note 3) and were based on the relief from royalty method. These tradenames were determined to have an indefinite useful life and therefore, are not being amortized. However, these tradenames will be assessed annually for impairment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$2,839	$664
Amortization expense	(226)	(39)
Ending balance	$2,613	$625

In connection with our asset purchase agreement with Read (see note 3) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.

Additionally, we have customer relationships from a prior acquisition with a carrying amount of $574,000 at January 27, 2019. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.

The gross carrying amount of our customer relationships were $3.1 million, $868,000 and $3.1 million at January 27, 2019, January 28, 2018, and April 29, 2018, respectively. Accumulated amortization for these customer relationships were $502,000, $243,000 and $276,000 at January 27, 2019, January 28, 2018, and April 29, 2018, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2019 - $75,000; FY 2020 - $301,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; and Thereafter - $1,334,000.

The weighted average amortization period for our customer relationships is 8.9 years as of January 27, 2019.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$753	$828
Amortization expense	(56)	(56)
Ending balance	$697	$772

We have a non-compete agreement from a prior acquisition that is being amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at January 27, 2019, January 28, 2018, and April 29, 2018, respectively. Accumulated amortization for this non-compete agreement was $1.3 million at January 27, 2019 and April 29, 2018, and $1.2 million at January 28, 2018.

The remaining amortization expense for the next five years and thereafter follows: FY 2019 - $19,000; FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000, and Thereafter - $378,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for the non-compete agreement is 9.3 years as of January 27, 2019.

8.  Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Beginning balance	$13,569	$11,462
Acquisition of business (see note 3)	13,653	-
Loss on impairment	-	-
Ending balance	$27,222	$11,462

9.  Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of the company, entered into a joint venture agreement, pursuant to which Culp International owns fifty percent of Class International Holdings, Ltd. (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production during the second quarter of fiscal 2018 (October 2017) and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH incurred a net loss totaling $218,000 and $498,000 for the nine-month periods ending January 27, 2019 and January 28, 2018, respectively. CLIH’s net loss through the third quarter of fiscal 2018 included a significant amount of initial start-up operating expenses. Our equity interests in these net losses were $109,000 and $249,000 for the nine-month periods ending January 27, 2019 and January 28, 2018, respectively.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Total assets	$3,255	$3,186	$3,130
Total liabilities	$230	$150	$128
Total members’ equity	$3,025	$3,036	$3,002

At January 27, 2019, January 28, 2018, and April 29, 2018, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership interest in CLIH.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Compensation, commissions and related benefits	$4,848	$6,288	$6,918
Interest	-	5	20
Other accrued expenses	4,892	2,549	3,150
	$9,740	$8,842	$10,088

At January 27, 2019 and January 28, 2018, we had accrued expenses totaling $9.7 million and $8.8 million, respectively, all of which were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had accrued expenses totaling $10.1 million, of which $9.3 million and $763,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges totaling $1.6 million that were associated with the above exit and disposal activity:

Nine months ended
January 27,
(dollars in thousands)	2019
Inventory markdowns	$1,564
Other operating costs associated with a closed facility	824
Employee termination benefits	661
Gain on sale of property, plant, and equipment	(1,486)
$1,563

Of this total net charge, a charge of $2.3 million, a charge of $40,000 and a credit of $825,000 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively in the Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the activity in the restructuring accrual:

Nine months ended
January 27,
(dollars in thousands)	2019
Accrual established in fiscal 2019	$451
Paid in fiscal 2019	(434)
Adjustments in fiscal 2019	211
$228

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Note 12. Assets Held for Sale

In connection with our exit and disposal activity noted above, propery, plant, and equipment with a carrying value totaling $393,000 were classified as held for sale during our second quarter of fiscal 2019. We determined that the fair value of the propery, plant, and equipment exceeded its carrying value and therefore, no impairment was recorded.

During the second and third quarters of fiscal 2019, we received cash proceeds totaling $1.9 million for all of the propery, plant, and equipment that were classified as held for sale and recorded a corresponding gain on sale totaling $1.5 million.

As of January 27, 2019, we had no assets held for sale associated with the exit and disposal activity noted above.

13. Lines of Credit

Revolving Credit Agreement – United States

At April 29, 2018, our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provided for a revolving loan commitment of $30 million. Effective August 13, 2018, we entered into a Fifth Amendment to our Credit Agreement which reduced the amount of our line of credit from $30 million to $25 million, reduced the amount of the Unencumbered Liquid Assets maintenance covenant from $20 million to $15 million, and set the expiration date to August 15, 2020. Additionally, this amendment reduced the limit of outstanding letters of credit to $1.0 million, which includes the $250,000 workers compensation letter of credit noted below.

Interest was charged at a rate (applicable interest rate of 3.95%, 3.02%, and 3.36% at January 27, 2019, January 28, 2018, and April 29, 2018, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at January 27, 2019, January 28, 2018, and April 29, 2018, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 27, 2019, January 28, 2018, and April 29, 2018, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

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

Revolving Credit Agreement – China

At January 27, 2019, we had an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($6.0 million USD at January 27, 2019) and was set to expire on March 2, 2019. This agreement has an interest rate determined by the Chinese government and there were no outstanding borrowings as of January 27, 2019, January 28, 2018, and April 29, 2018. On January 31, 2019, we renewed this unsecured credit agreement to extend the expiration date to January 31, 2020.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 27, 2019, we were in compliance with these financial covenants.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at January 27, 2019 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,433	N/A	N/A	$6,433
Growth Allocation Fund	184	N/A	N/A	184
Moderate Allocation Fund	119	N/A	N/A	119
Other	98	N/A	N/A	98

	Fair value measurements at January 28, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Premier Money Market Fund	$6,287	N/A	N/A	$6,287
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	759	N/A	N/A	759
Strategic Income Fund	628	N/A	N/A	628
Large Blend Fund	431	N/A	N/A	431
Growth Allocation Fund	171	N/A	N/A	171
Moderate Allocation Fund	114	N/A	N/A	114
Other	173	N/A	N/A	173

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

Short-Term Investments – Available for Sale

There were no short-term investments classified as available for sale held at January 27, 2019. At January 28, 2018 and April 29, 2018, our short-term investments classified as available for sale totaled $2.5 million and consisted of short-term bond funds. Since these short-term bond funds were classified as available for sale, these investments were recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond investments had an accumulated unrealized loss totaling $57,000 and $91,000 at January 28, 2018, and April 29, 2018, respectively. At January 28, 2018, and April 29, 2018, the fair value of our short-term bond funds approximated its cost basis.

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

At January 27, 2019, January 28, 2018, and April 29, 2018, our held-to-maturity investments recorded at amortized cost totaled $13.5 million, $30.8 million, and $30.8 million, respectively. The fair value of our held-to-maturity investments at January 27, 2019, January 28, 2018 and April 29, 2018 totaled $13.5 million, $30.7 million, and $30.6 million, respectively.

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

These long-term investments are recorded at their fair values of $6.8 million, $7.2 million, and $7.3 million at January 27, 2019, January 28, 2018, and April 29, 2018, respectively. Our long-term investments had an accumulated unrealized gain of $9,000, $113,000, and $61,000 at January 27, 2019, January 28, 2018, and April 29, 2018, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Basis

At January 27, 2019, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from eLuxury (see note 3) that were acquired at fair value:

	Fair value measurements at January 27, 2019 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Goodwill	N/A	N/A	$13,653	$13,653
Tradename	N/A	N/A	6,549	6,549
Equipment	N/A	N/A	2,179	2,179
Inventory	N/A	N/A	1,804	1,804

Liabilities:

Contingent Consideration –
Earn-Out Obligation	N/A	N/A	$5,781	$5,781

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Sholes pricing model.

Additionally, we acquired certain current assets such as accounts receivable and prepaid expenses and assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 3 for the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

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

15.  Derivatives

During the fourth quarter of fiscal 2018, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converts our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263. The contract expired in August 2018.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	(Amounts in Thousands)
	Fair Values of Derivative Instruments

	January 27, 2019		April 29, 2018

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Euro Foreign Exchange Contract	Accrued Expenses	$-	Accrued Expenses	$55

At January 28, 2018, we did not have any derivatives designated as hedging instruments under ASC Topic 815.

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Nine Months Ended January 27, 2019	Nine Months Ended January 28, 2018		Nine Months Ended January 27, 2019	Nine Months Ended January 28, 2018		Nine Months Ended January 27, 2019	Nine Months Ended January 28, 2018

EURO Foreign Exchange Contract	$56	$-	Other Expense	$(64)	$-	Other Expense	$-	$-

16.  Cash Flow Information

Interest and income taxes paid are as follows:

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Interest	$54	$181
Income taxes	6,226	3,426

Interest costs charged to operations were $38,000 and $168,000 for the nine months ended January 27, 2019 and January 28, 2018, respectively.

No interest costs for the construction of qualifying fixed assets were capitalized for the nine-months ended January 27, 2019. Interest costs totaling $99,000 for the construction of qualifying fixed assets were capitalized for the nine-months ended January 28, 2018. As a result, these interest costs will be amortized over the related assets’ useful lives.

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

	Three months ended
(amounts in thousands)	January 27, 2019	January 28, 2018
Weighted average common shares outstanding, basic	12,438	12,436
Dilutive effect of stock-based compensation	27	-
Weighted average common shares outstanding, diluted	12,465	12,436

At January 27, 2019 and April 29, 2018, there were no options to purchase shares of our common stock outstanding. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for the three-months ending January 27, 2019. Stock-based compensation awards totaling 160,743 shares of common stock were not included in the computation of diluted net loss per share for the three-months ending January 28, 2018, as we incurred a net loss for that reporting period.

	Nine months ended
(amounts in thousands)	January 27, 2019	January 28, 2018
Weighted average common shares outstanding, basic	12,488	12,425
Dilutive effect of stock-based compensation	105	201
Weighted average common shares outstanding, diluted	12,593	12,626

At January 27, 2019 and April 29, 2018, there were no options to purchase shares of our common stock outstanding. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for the nine-months ending January 27, 2019. All options to purchase shares of common stock were included in the computation of diluted net income for the nine-months ending January 28, 2018, as the exercise price of the options was less than the average market price of the common shares.

18.  Segment Information

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, develops, and sells fabrics primarily to residential and commercial furniture manufacturers. The home accessories segment is our new finished products business that manufactures, sources and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Effective April 1, 2018, we acquired Read (see Note 3 for further details), a turn key provider of window treatments that offer the sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. Read’s financial information is aggregated with our upholstery fabric segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective June 22, 2018, we acquired an initial 80% ownership interest in eLuxury (see Note 3 for further details), a company that offers bedding accessories and home goods directly to consumers and businesses through its e-commerce platform. eLuxury’s financial information is included in our home accessories segment.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in all of our segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets their investment in an unconsolidated joint venture. During fiscal 2019, we elected to no longer include goodwill and intangible assets in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Financial information for the company’s operating segments follows:

	Three months ended
	January 27, 2019	January 28, 2018
Net sales: Mattress Fabrics	$35,732	$49,042
Upholstery Fabrics	37,104	36,268
Home Accessories	4,390	-
	$77,226	$85,310
Gross profit:
Mattress Fabrics	$5,963	$10,146
Upholstery Fabrics	7,624	7,457
Home Accessories	1,050	-
Total segment gross profit	$14,637	$17,603
Restructuring related charges (1)	(514)	-
	$14,123	$17,603
Selling, general, and administrative expenses
Mattress Fabrics	$2,755	$3,309
Upholstery Fabrics	3,825	3,947
Home Accessories	1,361	-
Unallocated corporate expenses	1,628	2,703
Total segment selling, general, and administrative expenses	9,569	9,959
Other non-recurring charges (2)	429	-
Restructuring related charges (2)	40	-
	$10,038	$9,959
Income (loss) from operations:
Mattress Fabrics	$3,208	$6,837
Upholstery Fabrics	3,799	3,510
Home Accessories	(311)	-
Unallocated corporate expenses	(1,628)	(2,703)
Total segment income from operations	5,068	7,644
Other non-recurring charges (2)	(429)	-
Restructuring credit and related charges (2) (3)	(340)	-
Total income from operations	4,299	7,644
Interest expense	-	(31)
Interest income	251	132
Other expense	(288)	(229)
Income before income taxes	$4,262	$7,516

(1) The $514 represents a restructuring related charge for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

(2) Amounts represent non-recurring charges associated with accelerated vesting of certain stock-based compensation agreements. The $429 and $40 pertain to unallocated corporate expenses and a restructuring related charge associated with our closed Anderson, SC upholstery fabrics plant facility.

(3) The $340 represents restructuring related charges totaling $554 noted in notes 1 and 2 above, partially offset by a restructuring credit of $214. The $214 restructuring credit represents a $362 gain on the sale of the building and land associated with our Anderson, SC upholstery fabrics plant facility, partially offset by a charge of $148 for employee termination benefits.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
	January 27, 2019	January 28, 2018
Net sales: Mattress Fabrics	$107,335	$146,072
Upholstery Fabrics	106,611	99,469
Home Accessories	11,759	-
	$225,705	$245,541
Gross profit:
Mattress Fabrics	$17,050	$29,641
Upholstery Fabrics	20,031	20,232
Home Accessories	3,435	-
Total segment gross profit	$40,516	$49,873
Other non-recurring charges (4)	(159)	-
Restructuring related charges (5)	(2,349)	-
	$38,008	$49,873
Selling, general, and administrative expenses
Mattress Fabrics	$8,141	$9,868
Upholstery Fabrics	10,985	11,458
Home Accessories	3,690	-
Unallocated corporate expenses	4,800	7,550
Total segment selling, general, and administrative expenses	27,616	28,876
Other non-recurring charges (6)	518	-
Restructuring related charges (2)	40	-
	$28,174	$28,876
Income (loss) from operations:
Mattress Fabrics	$8,910	$19,774
Upholstery Fabrics	9,044	8,773
Home Accessories	(254)	-
Unallocated corporate expenses	(4,800)	(7,550)
Total segment income from operations	12,900	20,997
Other non-recurring charges (4) (6)	(678)	-
Restructuring credit and related charges (7)	(1,563)	-
Total income from operations	10,659	20,997
Interest expense	(38)	(69)
Interest income	552	391
Other expense	(688)	(903)
Income before income taxes	$10,485	$20,416

(4) The $159 represents a non-recurring charge regarding employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.

(5) The $2.4 million consists of a restructuring related charges of $1.6 million for inventory markdowns and $784 for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

(6) The $518 represents non-recurring charges of $429 for accelerated vesting of certain stock-based compensation agreements associated with unallocated corporate expenses and $89 for employee termination benefits and operational reorganization costs associated with our mattress fabrics segment.

(7) The $1.6 million represents restructuring related charges totaling $2.4 million noted in notes 2 and 5 above, partially offset by a restructuring credit of $825. The $825 restructuring credit represents a $1.5 million gain on the sale of property, plant, and equipment associated with our Anderson, SC upholstery fabrics plant facility, partially offset by a charge of $661 for employee termination benefits.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Segment assets:
Mattress Fabrics Accounts receivable	$12,373	$12,840	$15,195
Inventory	26,243	29,355	28,740
Property, plant and equipment (1)	45,845	49,289	48,797
Investment in unconsolidated joint venture	1,512	1,518	1,501
Total mattress fabrics assets	85,973	93,002	94,233
Upholstery Fabrics Accounts receivable	13,367	13,257	11,112
Inventory	26,067	26,296	24,714
Property, plant and equipment (2)	1,957	2,101	2,445
Total upholstery fabrics assets	41,391	41,654	38,271
Home Accessories
Accounts receivable	402	-	-
Inventory	3,105	-	-
Property, plant and equipment (3)	1,985	-	-
Total home accessories assets	5,492	-	-
Total segment assets	132,856	134,656	132,504
Non-segment assets: Cash and cash equivalents	26,418	22,428	21,228
Short-term investments (Available for Sale)	-	2,472	2,451
Short-term investments (Held-to-Maturity)	13,544	17,206	25,759
Other current assets	2,954	3,114	2,870
Deferred income taxes	3,224	1,942	1,458
Property, plant and equipment (4)	342	448	552
Goodwill	27,222	11,462	13,569
Intangible assets	10,542	1,397	4,275
Long-term investments (Held-to-Maturity)	-	13,625	5,035
Long-term investments (Rabbi Trust)	6,834	7,176	7,326
Other assets	972	918	957
Total assets	$224,908	$216,844	$217,984

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 27, 2019	January 28, 2018
Capital expenditures (5):
Mattress Fabrics	$2,342	$5,445
Upholstery Fabrics	294	379
Home Accessories	33	-
Unallocated Corporate	11	47
Total capital expenditures	$2,680	$5,871
Depreciation expense:
Mattress Fabrics	$5,265	$5,068
Upholstery Fabrics	595	611
Home Accessories	227	-
Total depreciation expense	$6,087	$5,679

(1)
The $45.8 million at January 27, 2019, represents property, plant, and equipment of $33.5 million and $12.3 million located in the U.S. and Canada, respectively. The $49.3 million at January 28, 2018, represents property, plant, and equipment of $35.6 million and $13.7 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

(2)
The $2.0 million at January 27, 2019, represents property, plant, and equipment of $1.3 million and $615 located in the U.S. and China, respectively. The $2.1 million at January 28, 2018, represents property, plant, and equipment of $1.4 million and $711 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661 located in the U.S. and China, respectively.

(3)	The $2.0 million at January 27, 2019, represents property, plant and equipment located in the U.S.

(4)
The $342, $448, and $552 at January 27, 2019, January 28, 2018, and April 29, 2018, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics, upholstery fabrics, and home accessories segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

19.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.4 million, or 32.5% of income before income taxes, for the nine- month period ended January 27, 2019, compared to income tax expense of $12.0 million or 58.6% of income before income taxes, for the nine-month period ended January 28, 2018. Our effective income tax rates for these nine-month periods were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following schedule summarizes the factors that contributed to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine months of each fiscal year

	2019	2018
Federal income tax rate	21.0%	30.4%
Tax effects of the 2017 Tax Cuts and Jobs Act	(5.7)	28.4
Foreign income tax rate differential	10.1	3.9
Global Intangible Low Taxed Income Tax (GILTI)	2.6	-
Tax effects of Chinese foreign exchange gains (losses)	1.4	(2.9)
Excess income tax deficiency (benefits)
related to stock-based compensation	0.7	(2.3)
Other	2.4	1.1
	32.5%	58.6%

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the Enactment Date), the Tax Cuts and Jobs Act (H.R.1) (the Tax Act) was signed into law. The key effects of the Tax Act on our financial statements during fiscal 2019 will include the reduction of our U.S federal statutory income tax rate to 21% compared with the blended statutory income tax rate of 30.4% during fiscal 2018 and the creation of the Global Intangible Low Taxed Income Tax (GILTI).

In order to calculate GILTI on an interim basis, estimates were required based on (i) projections and estimates associated with U.S. and foreign pre-tax earnings and income tax expense for fiscal 2019, (ii) projections and estimates regarding certain assets that will be held in our domestic operations or foreign subsidiaries, and (iii) projections and estimates associated with our net sales with foreign jurisdictions. Our estimates may change based on actual versus projected results. Our policy to account for GILTI will be to expense this tax in the period incurred.

During our third quarter of fiscal 2019, we completed our assessment of the effects of the Tax Act in connection with our fiscal 2018 U.S. Federal income tax return filing. In accordance with SEC Staff Accounting Bulletin No. 118, we recorded our final provisional adjustments within the one-year time period from the Enactment Date. Our final provisional adjustments recorded during the third quarter of fiscal 2019 totaled to an income tax benefit of $593,000, and represented a discrete event for which the full income tax effects were recorded in the three-month and nine-month periods ending January 27, 2019. The $593,000 final provisional adjustment represents $310,000 for the re-measurement of our U.S. deferred income taxes and $283,000 for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries.

During the third quarter of fiscal 2018, we recorded a provisional income tax charge of $5.9 million, which represented a discrete event for which the full income tax effects were recorded during the three-month and nine-month periods ending January 28, 2018. The $5.9 million provisional income tax charge represents $1.1 million for the re-measurement of our U.S. deferred income taxes and $4.8 million for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries.

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

Based on our assessments at January 27, 2019, January 28, 2018, and April 29, 2018, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

	January 27,	January 28,	April 29,
(dollars in thousands)	2019	2018	2018
U.S. foreign income tax credits	$4,550	2,277	4,550
U.S. state loss carryforwards and credits	903	495	578
Polish loss carryforwards	-	73	76
	$5,453	2,845	5,204

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of January 27, 2019, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at January 27, 2019, January 28, 2018, and April 29, 2018, we recorded a deferred income tax liability of $3.4 million, $3.1 million, and $4.3 million for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 27, 2019, we had a $880,000 total gross unrecognized income tax benefit, of which $500,000 and $380,000 were classified as income taxes payable- long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At January 28, 2018, we had a $12.4 million total gross unrecognized income tax benefit, of which $9.9 million and $2.5 million were classified as income taxes payable – long term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets. At April 29, 2018, we had a $844,000 total gross unrecognized income tax benefit, of which $464,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At January 27, 2019, our $880,000 total gross unrecognized income tax benefit included $500,000 that, if recognized, would favorably affect the income tax rate in future periods. At January 28, 2018, our $12.4 million total gross unrecognized income tax benefit, included $9.9 million that, if recognized, would favorably affect the income tax rate in future periods. At April 29, 2018, our $844,000 total gross unrecognized income tax benefit included $464,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $880,000, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

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

At January 27, 2019, there were 969,406 shares available for future equity-based grants under our 2015 plan.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that are currently unvested:

	(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Units Awarded	Share	Period
July 14, 2016	11,549	$18.47 (2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on January 27, 2019, the end of our reporting period.

The following table summarizes information related to our performance based restricted stock units that vested during the nine-month periods ending January 27, 2019 and January 28, 2018:

			Weighted Average
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2019 (1)	126,232	$3,707	$29.37	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(4)
Fiscal 2018 (1)	102,845	$3,342	$32.50	(4)
Fiscal 2018 (2)	16,000	$520	$32.50	(4)

(1) NEOs and key employees.

(2) Non-employee

(3) Dollar amounts are in thousands.

(4) The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance based restricted stock units vested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

We recorded compensation expense of $259,000 and $2.2 million within selling, general, and administrative expenses for the nine-month periods ending January 27, 2019 and January 28, 2018, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, compensation cost will not be recognized and any recognized compensation cost would be reversed.

At January 27, 2019, the remaining unrecognized compensation cost related to our performance based restricted stock units was $760,000, which is expected to be recognized over a weighted average vesting period of 2.0 years. At January 27, 2019, the performance based restricted stock units that were expected to vest had a fair value totaling $1.2 million.

Time Based Restricted Stock Units

Fiscal 2019

On August 2, 2018, we granted 10,000 shares of time-based restricted stock units to certain key employees. These awards will vest over a period of 59 months and were measured at their fair market value, which was $24.35 per share, and represents the closing price of our common stock at the date of grant.

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

Overall

We recorded compensation expense of $30,000 and $28,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the nine-month periods ending January 27, 2019 and January 28, 2018, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 27, 2019, the remaining unrecognized compensation cost related to our time vested restricted stock units was $219,000, which is expected to be recognized over a weighted average vesting period of 4.4 years. At January 27, 2019, the time vested restricted stock awards that were expected to vest had a fair value totaling $185,000.

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

We recorded $84,000 and $159,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine-month periods ending January 27, 2019 and January 28, 2018, respectively.

21. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 27, 2019, the company’s statutory surplus reserve was $4.3 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Payable – Capital Expenditures

At January 27, 2019, we had total amounts due regarding capital expenditures totaling $91,000, which pertained to outstanding vendor invoices, none of which were financed. The total outstanding amount of $91,000 is required to be paid based on normal credit terms.

At January 28, 2018, and April 29, 2018, we had total amounts due regarding capital expenditures totaling $1.6 million and $1.8 million, respectively, of which $1.4 million was financed and pertained to completed work for the construction of a new building (see below).

Purchase Commitments – Capital Expenditures

At January 27, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $632,000.

Mattress Fabrics Building

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

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of our common stock at a cost of $3.3 million. During the nine-month period ended January 28, 2018, we did not purchase any shares of our common stock.

At January 27, 2019, we had $1.7 million available for repurchases of our common stock.

24.  Dividend Program

On February 27, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on April 15, 2019, to shareholders of record as of April 1, 2019.

During the nine months ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments ranging from $0.09 per share to $0.10 per share. During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “plan,” and “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments.  There can be no assurance that the company will realize these expectations, meet its guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 13, 2018, for the fiscal year ended April 29, 2018, and our subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine-months ended January 27, 2019, and January 28, 2018, each represent 39-week periods. Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, and a fifty-percent owned cut and sew mattress cover operation located in Haiti. The upholstery fabrics segment develops, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China, and Burlington, NC. With the recent acquisition of Read Window Products, LLC (Read), we now have a wholly owned company located in Knoxville, TN, that provides window treatments and sourcing of upholstery fabrics and other products, measuring, as well as installation services of Read's products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant facility in Anderson, SC during the first quarter of fiscal 2019, which has since been closed during the second quarter of fiscal 2019.  The home accessories segment is the company’s new finished products business that manufactures, sources and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.  Through our June 22, 2018, investment in eLuxury, LLC (eLuxury), we now have a majority owned company located in Evansville, IN, which operates the global e-commerce platform for the home accessories segment.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to manufacture, develop, or source our products, including costs such as raw material costs and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	Change
Net sales	$77,226	$85,310	(9.5)%
Gross profit	14,123	17,603	(19.8)%
Gross profit margin	18.3%	20.6%	(230	)bp
SG&A expenses	10,038	9,959	0.8%
Income from operations	4,299	7,644	(43.8)%
Operating margin	5.6%	9.0%	(340	)bp
Income before income taxes	4,262	7,516	(43.3)%
Income taxes	1,225	8,208	(85.1)%
Net income (loss)	3,060	(748)	509.1%
Net income (loss) attributable to Culp Inc common shareholders	3,154	(748)	521.7%

	Nine Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	Change
Net sales	$225,705	$245,541	(8.1)%
Gross profit	38,008	49,873	(23.8)%
Gross profit margin	16.8%	20.3%	(350	)bp
SG&A expenses	28,174	28,876	(2.4)%
Income from operations	10,659	20,997	(49.2)%
Operating margin	4.7%	8.6%	(390	)bp
Income before income taxes	10,485	20,416	(48.6)%
Income taxes	3,407	11,956	(71.5)%
Net income	6,969	8,211	(15.1)%
Net income attributable to Culp Inc common shareholders	7,044	8,211	(14.2)%

Net Sales

Overall, our net sales for the third quarter of fiscal 2019 decreased by 9.5% compared with the same period a year ago, with mattress fabric sales declining 27.1% and upholstery fabrics increasing 2.3%. Net sales from our new home accessories segment were $4.4 million, with no comparable prior-year sales.

Our overall net sales for the first nine months of fiscal 2019 decreased by 8.1% compared with the same period a year ago, with mattress fabrics decreasing 26.5% and upholstery fabrics increasing 7.2%.  Net sales from our new home accessories segment were $11.8 million since the June 22, 2018, investment date in eLuxury, with no comparable prior-year sales.

The decrease in mattress fabrics sales reflects the ongoing significant challenges facing the bedding industry, primarily related to the continued high volume of low-priced imported mattresses from China. Delays resulting from the recent U.S. government shutdown affected the timing of expected punitive measures against Chinese importers, with a preliminary ruling now expected in May 2019. As a result, we continued to experience reduced demand for mattress fabric and sewn covers from our major customers.  Additionally, third quarter sales were unfavorably affected by weather disruptions and the usual seasonal slowdown for the holidays, compounded by a weak retail and e-commerce sales environment. Although import activity appears to have slowed in anticipation of  upcoming anti-dumping measures, we believe there remains a large excess of inventory of late 2018 imports that will likely take at least through the fourth quarter of fiscal 2019 to sell off, which will negatively affect our mattress fabrics sales.

The increase in upholstery fabric net sales for fiscal 2019 primarily relates to the net sales contribution from Read, acquired on April 1, 2018, partially offset by a decrease in sales associated with our closed facility located in Anderson, SC, and the timing of the Chinese New Year holiday.

The third quarter and year-to-date financial results for our new home accessories business segment, which includes our June 2018 majority investment in eLuxury, reflect typical product roll-out, sampling and marketing challenges in connection with the start-up and integration of a newly combined platform.  These challenges, along with a weak retail and e-commerce sales environment, unfavorably affected our financial results for the third quarter and nine-month year-to-date period.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our income before income taxes decreased for the third quarter and first nine months of fiscal 2019, due primarily to the decrease in sales of mattress fabrics noted above.

Additionally, our income before income taxes was affected by a non-recurring charge of $769,000 in the third quarter and a non-recurring charge of $2.2 million in the first nine-months of fiscal 2019, related to the closure of our upholstery fabrics operation located in Anderson, SC, and other non-recurring charges.

See the Segment Analysis section below for further details.

Income Taxes

The decreases in our income tax expense and effective income tax rate for the third quarter and the nine-month year-to-date period of fiscal 2019 are mostly due to a provisional income tax charge of $5.9 million, related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”) that was recorded during the third quarter and the nine-month year-to-date period of fiscal 2018. The $5.9 million provisional charge consists of $4.8 million for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries and $1.1 million for the revaluation of our U.S. deferred income taxes and reduction in the U.S. Federal corporate income tax rate pursuant to the Tax Act.

During the third quarter and the year-to-date period of fiscal 2019, we completed our assessment of the effects of the Tax Act in connection with our fiscal 2018 U.S. Federal income tax return filing. In accordance with SEC Staff Accounting Bulletin No. 118, we recorded our final provisional adjustments within the one-year time period from the December 22, 2017, enactment date. Our final provisional adjustments totaled to an income tax benefit of $593,000. The $593,000 income tax benefit represents $310,000 for the re-measurement of our U.S. deferred income taxes and $283,000 for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries.

Refer to Note 19 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At January 27, 2019, our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity)), totaled $40.0 million compared with $54.5 million at April 29, 2018.  Additionally, we did not have any outstanding borrowings on our lines of credits as of January 27, 2019.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions, capital expenditures totaling $4.4 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $6.8 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payments and common stock share repurchases, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $8.1 million and proceeds from the sale of property, plant, and equipment of $1.9 million associated with our closed upholstery fabrics facility located in Anderson, SC.

Our net cash provided by operating activities of $8.1 million through the third quarter of fiscal 2019 decreased from $21.5 million during the same period a year ago. This trend is primarily due to the decrease in cash flow from earnings as a result of the lower mattress fabrics sales noted above.

See the Liquidity section below for further details.

Dividend and Common Stock Repurchase Programs

On February 27, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on April 15, 2019, to shareholders of record as of April 1, 2019.

During the nine months ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments ranging from $0.09 per share to $0.10 per share. During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share.

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of our common stock at a cost of $3.3 million. During the nine-month period ended January 28, 2018, we did not purchase any shares of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	Change

Net sales	$35,732	$49,042	(27.1)%
Gross profit	5,963	10,146	(41.2)%
Gross profit margin	16.7%	20.7%	(400	)bp
SG&A expenses	2,755	3,309	(16.7)%
Income from operations	3,208	6,837	(53.1)%
Operating margin	9.0%	13.9%	(490	)bp

	Nine Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	Change

Net sales	$107,335	$146,072	(26.5)%
Gross profit	17,050	29,641	(42.5)%
Gross profit margin	15.9%	20.3%	(440	)bp
SG&A expenses	8,141	9,868	(17.5)%
Non-recurring charges	248	-	100.0%
Income from operations	8,910	19,774	(54.9)%
Operating margin	8.3%	13.5%	(520	)bp

Net Sales

The decreases in mattress fabrics sales for the third quarter and first nine months of fiscal 2019 reflect the continued challenges facing the bedding industry related to the high volume of low-priced imported mattresses from China. Delays resulting from the recent U.S. government shutdown affected the timing of expected punitive measures against Chinese importers, with a preliminary ruling now expected in late May 2019. Additionally, the increased influx of these low-priced imports during late 2018 created excess inventory in the third quarter. As a result, we continued to experience reduced demand for mattress fabric and sewn covers from our major customers. Third quarter sales were also affected by weather disruptions and the usual seasonal slowdown for the holidays, compounded by a weak retail and e-commerce sales environment.

Currently, we expect the ongoing challenges in the mattress industry will continue to affect short-term demand trends and operating performance. Although import activity appears to be slowing, and some customers are beginning to alter supply chains away from China, there remains a large excess of inventory that will likely take at least through the fourth quarter of fiscal 2019 to sell off.  We believe expected anti-dumping measures from the U.S. government will ultimately benefit our customers and our business. We are beginning to see some positive developments and improvement in sequential demand trends as our design strengths and efficient manufacturing platform are providing market share gain and improved operating results.  Nevertheless, it remains uncertain as to when demand trends will return to normal levels.

Gross Profit and Operating Income

Our operating profits declined in the third quarter and first nine months of fiscal 2019 compared with the same periods a year ago, due primarily to the decrease in net sales noted above.  In addition, we had a non-recurring charge of $248,000 relating to employee termination benefits and other operational reorganization costs that were recorded in the second quarter of fiscal 2019.

Over the past several years, we have invested substantially in creating a sustainable and efficient platform with enhanced production and distribution capabilities.  As a result, we have improved our operating efficiencies with the ability to control both variable and fixed costs.  Additionally, these capabilities allow us to provide a full complement of mattress fabrics and sewn covers and maintain flexibility to adapt to evolving customer needs.  We continue to focus on maximizing the efficiency of our operations and aligning our costs with current and expected demand trends.  In addition, due to the lower demand, we have reduced our capital expenditure budget and deferred certain capital projects that were originally expected to be completed in fiscal 2019.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and our investment in an unconsolidated joint venture.

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Accounts receivable	$12,373	$12,840	$15,195
Inventory	26,243	29,355	28,740
Property, plant & equipment	45,845	49,289	48,797
Investment in unconsolidated joint venture	1,512	1,518	1,501

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 27, 2019, accounts receivable decreased by 3.6% compared with January 28, 2018. This decrease reflects the decrease in net sales of 27.1%  for the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 as noted above, mostly offset by higher days’ sales outstanding of 32 days for the third quarter of fiscal 2019 compared with 24 days for the third quarter of fiscal 2018. The increase in days’ sales outstanding is primarily due to a significant increase in net sales at the end of third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Net sales in January 2019 increased 27.1% compared with December 2018, as opposed to net sales in January 2018 decreasing 8.3% compared with December 2017.

As of January 27, 2019, accounts receivable decreased by $2.8 million, or 18.6%, compared with April 29, 2018. The decrease primarily reflects a decrease in net sales of 23.2% for the third quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018, partially offset by higher days’ sales outstanding of 32 days for the third quarter of fiscal 2019 compared with 29 days for the fourth quarter of fiscal 2018.

Inventory

As of January 27, 2019, inventory decreased compared with January 28, 2018, and April 28, 2018, respectively. This trend primarily represents the decrease in net sales noted above during the third quarter of fiscal 2019 compared with the third quarter of 2018 and fourth quarter of 2018, respectively.

Property, Plant & Equipment

As of January 27, 2019, property plant, and equipment, decreased in comparison to January 28, 2018, and April 29, 2018. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending for our machinery and equipment. Through the third quarter of fiscal 2019, our mattress fabrics segment reported $2.3 million of capital expenditures compared with $6.7 million during fiscal 2018 and $17.7 million during fiscal 2017, respectively.

The $45.8 million at January 27, 2019, represents property, plant, and equipment of $33.5 million and $12.3 million located in the U.S. and Canada, respectively. The $49.3 million at January 28, 2018, represents property, plant, and equipment of $35.6 million and $13.7 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 9 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	January 27, 2019		January 28, 2018		% Change

Non U.S. Produced	$34,450	93%	$34,282	95%	0.5%
U.S. Produced	2,654	7%	1,986	5%	33.6%
Total	$37,104	100%	$36,268	100%	2.3%

		Nine Months Ended
(dollars in thousands)	January 27, 2019		January 28, 2018		% Change

Non U.S. Produced	$95,361	89%	$93,806	94%	1.7%
U.S. Produced	11,250	11%	5,663	6%	98.7%
Total	$106,611	100%	$99,469	100%	7.2%

Net sales in this segment increased in the third quarter and the first nine months of fiscal 2019.  These increases include the contribution from Read, acquired on April 1, 2018, partially offset by the decline in net sales associated with the closure of our Anderson, SC, facility during the second quarter and the timing of the Chinese New Year holiday.

Additionally, these results reflect our product-driven strategy and various growth initiatives.  Our ability to provide a diverse product offering and creative designs has allowed us to reach new market segments and expand our customer base in both the residential and hospitality markets.  Our results reflect the continued success of this strategy, highlighted by expanded sales of LiveSmart®, our “performance” line of highly durable, stain-resistant fabric.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2019	Change

Gross profit	$7,624	$7,457	2.2%
Gross profit margin	20.5%	20.6%	(10	)bp
SG&A expenses	3,825	3,947	(3.1)%
Income from operations	3,799	3,510	8.2%
Operating margin	10.2%	9.7%	50	bp
Restructuring related charges	554	-	100%

	Nine Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	Change

Gross profit	$20,031	$20,232	(1.0)%
Gross profit margin	18.8%	20.3%	(150	)bp
SG&A expenses	10,985	11,458	(4.1)%
Income from operations	9,044	8,773	3.1%
Operating margin	8.5%	8.8%	(30	)bp
Restructuring related charges	2,388	-	100%

Our gross profit and operating income both improved during the third quarter of fiscal 2019 compared with the same period a year ago. However, gross profit was lower and operating income was higher for the first nine months of fiscal 2019 compared to the same period last year. Our gross profit and operating income reflected the increase in net sales noted above and operating margins reflect lower operating costs associated with fluctuations in foreign currency exchange rates in China. Additionally, with the closure of our Anderson, SC, production facility, we incurred restructuring and related charges of $554,000 and $2.3 million during the third quarter and year-to-date period of fiscal 2019.

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges totaling $340,000 during the third quarter that were associated with the above exit and disposal activity:

Three months ended
January 27,
(dollars in thousands)	2019
Other operating costs associated with a closed facility	$554
Employee termination benefits	148
Gain on sale of building and land	(362)
$340

Of this total net charge, a charge of $514,000, a charge of $40,000, and a credit of $214,000 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively in the Consolidated Statement of Net Income for the three-month period ending January 27, 2019.

The following summarizes our restructuring credit and related charges totaling $1.6 million during the first nine months of fiscal 2019 that were associated with the above exit and disposal activity:

Nine months ended
January 27,
(dollars in thousands)	2019
Inventory markdowns	$1,564
Other operating costs associated with a closed facility	824
Employee termination benefits	661
Gain on sale of property, plant, and equipment	(1,486)
$1,563

Of this total net charge, a charge of $2.3 million, a charge of $40,000, and a credit of $825,000 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
Accounts receivable	$13,367	$13,257	$11,112
Inventory	26,067	26,296	24,714
Property, plant & equipment	1,957	2,101	2,445

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 27, 2019, accounts receivable increased slightly compared with January 28, 2018, as net sales for the third quarter of fiscal 2019 were modestly higher compared with the third quarter of fiscal 2018, as noted above.

As of January 27, 2019, accounts receivable increased by $2.3 million or 20.3%, compared with April 29, 2018. This increase reflects an increase in net sales during the third quarter of fiscal 2019 compared with fourth quarter of fiscal 2018. Net sales were $37.1 million during the third quarter of fiscal 2019, an increase of $5.4 million or 17.2 percent, compared with $31.7 million during the fourth quarter of fiscal 2018.  This increase in net sales was due to the timing of the Chinese New Year Holiday. As a result, many of our customers shifted more of their purchases into January 2018, in advance of holiday plant shutdowns in order meet anticipated demand.

Inventory

As of January 27, 2019, inventory was comparable with January 28, 2018, as net sales for the third quarter of fiscal 2019 were comparable with the third quarter of fiscal 2018, as noted above.

As of January 27, 2019, inventory increased by $1.4 million or 5.5%, compared with April 29, 2018. This increase was due to the increase in net sales related to the timing of the Chinese New Year.

Property, Plant & Equipment

The $2.0 million at January 27, 2019, represents property, plant, and equipment of $1.3 million and $615,000 located in the U.S. and China, respectively. The $2.1 million at January 28, 2018, represents property, plant, and equipment of $1.4 million and $711,000 located in the U.S. and China, respectively. The $2.4 million at April 29, 2018, represents property, plant, and equipment of $1.8 million and $661,000 located in the U.S. and China, respectively.

Home Accessories Segment

	Three Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018

Net sales	$4,390	$-
Gross profit	1,050	-
Gross profit margin	23.9%	-
SG&A expenses	1,361	-
Loss from operations	(311)	-
Operating margin	(7.1)%	-

	Nine Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018

Net sales	$11,759	$-
Gross profit	3,435	-
Gross profit margin	29.2%	-
SG&A expenses	3,690	-
Loss from operations	(254)	-
Operating margin	(2.2)%	-

Net Sales, Gross Profit, and Operating Income

This segment, which includes our June 2018 majority investment in eLuxury, represents our e-commerce and finished products business offering bedding accessories and home goods.  The combined platform for this new segment supports sales of finished products to both consumers and businesses through global e-commerce and business-to-business sales channels.

Net sales for our home accessories segment were $4.4 million for the third quarter of fiscal 2019, with no comparable prior-year sales, and $11.8 million since the June 2018 investment date in eLuxury, with no comparable prior-year sales.

The third quarter and year-to-date financial results reflect typical product roll-out, sampling and marketing challenges in connection with the start-up and integration of a newly combined platform.  These challenges, along with a weak retail and e-commerce sales environment, unfavorably affected our financial results for the third quarter and year-to-date period.

Our strategic focus for the segment is to develop innovative bedding products and other home accessory items through our global manufacturing platform and in coordination with all of Culp’s other divisions.  We have an array of new products featuring Culp mattress fabrics and upholstery fabrics in inventory that we plan to market through this new sales channel.

eLuxury

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

This acquisition brings together eLuxury's experience in e-commerce, online brand building and direct to consumer shopping and fulfillment with our global production, sourcing and distribution capabilities.

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
$18,130

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller, who is also the owner of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

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

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 29, 2017	January 28, 2018	April 29, 2018
Accounts receivable	$402	$-	$-
Inventory	3,105	-	-
Property, plant & equipment	1,985	-	-

Refer to Note 18 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Property, Plant & Equipment

The $2.0 million at January 27, 2019, represents property, plant, and equipment located in the U.S.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	% Change
SG&A expenses	$10,038	$9,959	0.8%
Interest expense	-	31	(100.0)%
Interest income	251	132	90.2%
Other expense	288	229	25.8%

	Nine Months Ended
(dollars in thousands)	January 27, 2019	January 28, 2018	% Change
SG&A expenses	$28,174	$28,876	(2.4)%
Interest expense	38	69	(44.9)%
Interest income	552	391	41.2%
Other expense	688	903	(23.8)%

Selling, General and Administrative Expenses

SG&A expenses during the third quarter and year-to-date period of fiscal 2019 were comparable with the same periods a year ago. This trend is primarily due to increased selling expenses associated with our majority investment in eLuxury, offset by lower incentive compensation expense reflecting weaker financial results for the company in relation to pre-established targets, as well as lower professional fees.

Interest Expense

Interest costs charged to operations through our third quarter of fiscal 2019, were lower compared with the same period a year ago.

No interest costs for the construction of qualifying fixed assets were capitalized for the nine-months ended January 27, 2019. Interest costs totaling $99,000 for the construction of qualifying fixed assets were capitalized for the nine-months ended January 28, 2018. These interest costs will be amortized over the related assets’ useful lives.

Interest Income

During fiscal 2019 and 2018, our interest income was mostly associated with our investment grade U.S. corporate bonds located in the Cayman Islands. The increase in interest income for the third quarter and nine-month year-to-date period of fiscal 2019, compared with the same periods a year ago, is primarily due to repatriated earnings and profits from our foreign subsidiaries that have been invested in U.S. money market funds at higher interest rates. Additionally, the increase is due to higher participant account balances held in our Rabbi Trust, that is associated with our deferred compensation plan, during fiscal 2019 compared with fiscal 2018.

Other Expense

Other expense increased for the third quarter of fiscal 2019 was comparable with the third quarter of fiscal 2018. This increase is due to less favorable foreign currency exchange rates associated with our operations located in China, partially offset by a decrease in our deferred compensation obligation resulting from unrealized losses incurred on our Rabbi Trust investments during the third quarter of fiscal 2019.

Other expense decreased for the nine-month year-to-date period of fiscal 2019, compared with the same period a year ago. This decrease was mostly due to more favorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.4 million, or 32.5% of income before income taxes, for the nine- month period ended January 27, 2019, compared with income tax expense of $12.0 million, or 58.6% of income before income taxes, for the nine-month period ended January 28, 2018. Our effective income tax rates for these nine-month periods were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the factors that contributed to the difference between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the first nine months each fiscal year:

	2019	2018
Federal income tax rate	21.0%	30.4%
Tax effects of the 2017 Tax Cuts and Jobs Act	(5.7)	28.4
Foreign income tax rate differential	10.1	3.9
Global Intangible Low Taxed Income Tax (GILTI)	2.6	-
Tax effects of Chinese foreign exchange gains (losses)	1.4	(2.9)
Excess income tax deficiency (benefits)
related to stock-based compensation	0.7	(2.3)
Other	2.4	1.1
	32.5%	58.6%

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the Enactment Date), the Tax Cuts and Jobs Act (H.R.1) (the Tax Act) was signed into law. The key effects of the Tax Act on our financial statements during fiscal 2019 include the reduction of our U.S federal statutory income tax rate to 21% compared with the blended statutory income tax rate of 30.4% during fiscal 2018 and the creation of the Global Intangible Low Taxed Income Tax (GILTI).

In order to calculate GILTI on an interim basis, estimates were required based on (i) projections and estimates associated with U.S. and foreign pre-tax earnings and income tax expense for fiscal 2019, (ii) projections and estimates regarding certain assets that will be held in our domestic operations or foreign subsidiaries, and (iii) projections and estimates associated with our net sales with foreign jurisdictions. Our estimates may change based on actual versus projected results. Our policy to account for GILTI will be to expense this tax in the period incurred.

During our third quarter of fiscal 2019, we completed our assessment of the effects of the Tax Act in connection with our fiscal 2018 U.S. Federal income tax return filing. In accordance with SEC Staff Accounting Bulletin No. 118, we recorded our final provisional adjustments within the one-year time period from the Enactment Date. Our final provisional adjustments recorded during the third quarter of fiscal 2019, totaled to an income tax benefit of $593,000, and represented a discrete event for which the full income tax effects were recorded in the three-month and nine-month periods ending January 27, 2019. The $593,000 final provision adjustment represents $310,000 for the re-measurement of our U.S. deferred income taxes and $283,000 for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries.

During the third quarter of fiscal 2018, we recorded a provisional income tax charge of $5.9 million, which represented a discrete event for which the full income tax effects were recorded during the three-month and nine-month periods ending January 28, 2018. The $5.9 million provisional income tax charge represents $1.1 million for the re-measurement of our U.S. deferred income taxes and $4.8 million for the one-time mandatory repatriation tax on our undistributed earnings from our foreign subsidiaries.

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

Refer to Note 19 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of January 27, 2019, January 28, 2018, and April 29, 2018, respectively.

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

Refer to Note 19 located in the Notes to the Consolidated Financial Statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 27, 2019, January 28, 2018, and April 29, 2018, respectively

Uncertain Income Tax Positions

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

Refer to Note 19 located in the Notes to the Consolidated Financial Statements for disclosures regarding our assessments of our uncertain income tax positions as of January 27, 2019, January 28, 2018, and April 29, 2018, respectively.

Income Taxes Paid

We reported income tax expense of $3.4 million and $12.0 million for the nine-month periods ending January 27, 2019, and January 28, 2018, respectively. In addition, our income tax payments totaled $6.2 million and $3.4 million for the same respective periods. Our income tax payments were mostly associated with our foreign subsidiaries located in Canada and China. These payments increased during fiscal 2019 as compared with the same period a year ago, primarily due to a withholding tax payment of $862,000 associated with an earnings and profit distribution from our Canadian subsidiary and the first installment of our mandatory repatriation tax payment of $500,000 made in our second quarter, and higher installment payments associated with our Canadian subsidiary during fiscal 2019 compared with fiscal 2018.

As a result of the Tax Act noted above, we were required to calculate a one-time mandatory repatriation tax (the Transition Tax) for fiscal 2018 related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system.  Consequently, we started making income tax payments associated with the Transition Tax in the second quarter fiscal 2019, which we elected to pay over a period of eight years. Additionally, we have approximately $7.0 million of U.S. Federal net loss operating and AMT credit carryforwards to apply against fiscal 2019 U.S. taxable income.  This fact, combined with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2019 (excluding the Transition Tax).

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $26.4 million as of January 27, 2019, cash flow from operations, and the current availability ($31.0 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At January 27, 2019 our cash and investments (which comprise cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity)), totaled $40.0 million compared with $54.5 million at April 29, 2018.  Additionally, we did not have any outstanding borrowings on our lines of credit as of January 27, 2019.

The decrease in our cash and investments from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions, capital expenditures totaling $4.4 million (of which $1.4 million was vendor-financed) that were mostly associated with our mattress fabrics segment, $6.8 million returned to our shareholders primarily in the form of our regular quarterly cash dividend payments and common stock share repurchases, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $8.1 million and proceeds from the sale of property, plant, and equipment of $1.9 million associated with our closed upholstery fabrics facility located in Anderson, SC.

Our net cash provided by operating activities of $8.1 million through the third quarter of fiscal 2019 decreased from $21.5 million during the same period a year ago. This trend is primarily due to the decrease in cash flow from earnings as a result of the lower business volume noted above.

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

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	January 27, 2019	January 28, 2018	April 29, 2018
United States	$16,478	$5,707	$9,221
Cayman Islands	13,616	38,918	31,000
China	8,412	7,228	10,537
Canada	1,456	3,878	3,715
	$39,962	$55,731	$54,473

During the third quarter of fiscal 2019, we had a significant increase in our cash and investments held in the U.S. This trend was primarily due to our strategy to take advantage of the Tax Act, which allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

As of April 29, 2018, of the $31.0 million in cash and investments held in the Cayman Islands, almost all pertained to investment grade U.S. corporate bonds. As our U.S. corporate bonds mature, we have been repatriating most or all of earnings and profits residing in the Cayman Islands to the U.S. parent company. During fiscal 2019, we received cash proceeds from the sale of our U.S. corporate bonds totaling $17.2 million, of which $13.2 million was received in the third quarter. In turn, we repatriated earnings and profits to our U.S. parent company totaling $17.6 million during fiscal 2019, of which $14.3 million pertained to the third quarter.

As of January 27, 2019, we held U.S. corporate bonds residing in the Cayman Islands totaling $13.5 million, of which $8.5 million will mature during our fourth quarter, and $5.0 million will mature in May 2019 (our first quarter of fiscal 2020). Currently, we expect to repatriate the sales proceeds from the sale of our U.S. corporate bonds held as of January 27, 2019, to the U.S. parent company as those investments mature.

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

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of our common stock at a cost of $3.3 million. During the nine-month period ended January 28, 2018, we did not purchase any shares of our common stock.

At January 27, 2019, we had $1.7 million available for repurchases of our common stock.

Dividend Program

On February 27, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on April 15, 2019, to shareholders of record as of April 1, 2019.

During the nine months ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments ranging from $0.09 per share to $0.10 per share. During the nine months ended January 28, 2018, dividend payments totaled $5.7 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $3.1 million represented quarterly dividend payments ranging from $0.08 per share to $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Accounts receivable at January 27, 2019, and January 28, 2018, were $26.1 million. Our accounts receivable balance at January 27, 2019, was affected by the decrease in net sales for the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 that was associated with our mattress fabric segment, partially offset by higher days’ sales outstanding, which were 30 days for the third quarter of fiscal  2019 compared with 28 days for the third quarter of fiscal 2018.

Inventories as of January 27, 2019, totaling $55.4 million, were comparable with $55.7 million at January 28, 2018. Inventory turns were 4.6 for the third quarter of fiscal 2019 compared with 5.2 for the third quarter of fiscal 2018.

Accounts payable-trade as of January 27, 2019, totaling $28.4 million, decreased $4.0 million or 12.3%, compared with with $32.4 million at January 28, 2018. This decrease is mostly due to the timing of vendor payments associated with the Chinese New Year holiday experienced by our upholstery fabric operations.

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $52.6 million at January 27, 2019, compared with $47.8 million at January 28, 2018. Operating working capital turnover was 6.0 during the third quarter of fiscal 2019 compared with 7.4 during the third quarter of fiscal 2018.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. to take advantage of the Tax Act, which allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At January 27, 2019, we were in compliance with all our financial covenants.

Refer to Note 13 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $4.4 million (of which $1.4 million were vendor- financed) for the nine-month period ending January 27, 2019, compared with $10.4 million (of which $3.8 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $6.1 million for the nine-month period ending January 27, 2019, compared with $5.7 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

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

Accounts Payable – Capital Expenditures

At January 27, 2019, we had total amounts due regarding capital expenditures totaling $91,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $91,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At January 27, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $632,000.

Mattress Fabrics Building

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

Critical Accounting Policies and Recent Accounting Developments

At January 27, 2019, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

Refer to Notes 2 and 5 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2018.

Contractual Obligations

As of January 27, 2019, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 29, 2018.

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

At January 27, 2019, our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 3.95% at January 27, 2019) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under our revolving credit lines at January 27, 2019.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 27, 2019, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 27, 2019, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 27, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 27, 2019. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2018 for the fiscal year ended April 29, 2018.

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

Many of our products are manufactured or sourced outside of the United States.  The U.S. government has recently compiled a list of products under consideration for potential tariffs on imports from many countries, including China, where a significant amount of our products is produced. Certain tariffs have been imposed, and negotiations continue regarding possible additional tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations. In addition to recent announcements about tariffs, the U.S. government is considering other proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations or require us to increase prices to customers, which could adversely affect sales. Any significant change in U.S. policy related to imported products could have a material adverse effect on our business and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 29, 2018 to December 2, 2018	24,929	21.57	24,929	$3,618,954
December 3, 2018 to December 30, 2018	67,588	20.06	67,588	$2,262,961
December 31, 2018 to January 27, 2019	31,026	18.65	31,026	$1,684,362
Total	123,543	20.01	123,543	$1,684,362

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

ITEM 5.  Other Information

On March 6, 2019, the Company’s board of directors took action to amend the compensation arrangement for non-employee directors.  The new compensation arrangement provides that non-employee directors will be paid a cash retainer of $55,000 ($60,000 for the Lead Director) and stock grants valued at $55,000 ($60,000 for the Lead Director) during each year.  Partial payments of the cash retainer and stock grants will be made on a quarterly basis on the first business day of October, January, April and July of each year.  To the extent payments have been made during the current fiscal year in advance, appropriate adjustments will be made for the payments and stock grants to current directors.  The director compensation arrangement is described further in Exhibit 10.2 to this Form 10-Q.

Also on March 6, 2019, the company’s board of directors took action to name Robert G. Culp, IV, currently the company’s Chief Operating Officer, as President and Chief Operating Officer.  Mr. Culp, 48, has been employed by the company since 1998, and has served in various capacities since that time, including as President of Culp Home Fashions since 2004 and as Chief Operating Officer since 2018.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

10.1	Form of Annual Incentive Award Agreement

10.2	Written Description of Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 8, 2019	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Senior Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Form of Annual Incentive Award Agreement

10.2	Written Description of Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document