Form 10-K
period 2019-04-28
CULP INC
filed 2019-07-12
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2019

Commission File No. 1-12597

CULP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or other organization)	56-1001967 (I.R.S. Employer Identification No.)

1823 Eastchester Drive, High Point, North Carolina (Address of principal executive offices)	27265 (zip code)

(336) 889-5161 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered

Common Stock, par value $.05/ Share	CULP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   YES  ☐   NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

As of April 28, 2019, 12,391,160 shares of common stock were outstanding.  As of October 28, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $245,263,535 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 26, 2019 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events or otherwise.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new project launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends or future developments.  There can be no assurance that the company will realize these expectations, meet its guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely.  The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

PART 1

ITEM 1.  BUSINESS

As used in this document, the terms “Culp,” the “company,” “we,” “our,” and “us” refer to Culp, Inc. and its consolidated subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Culp, Inc., par value $.05 per share. The terms “Read Window Products” and “Read” refer to our wholly-owned subsidiary, Read Window Products, LLC. The term “eLuxury” refers to our majority-owned subsidiary, eLuxury, LLC.

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics and sewn covers used for covering mattresses and foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in production of upholstered furniture. Our new home accessories segment is the company’s finished product and global e-commerce business that manufactures, sources, and markets bedding accessories and home goods directly to consumers and businesses. The company competes in a fashion-driven business, and we strive to differentiate ourselves by placing a sustained focus on product innovation and creativity. In addition, Culp places great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers, while also developing a new e-commerce platform to support sales of bedding accessories and specialty home goods to both consumers and business retailers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. We have three operating segments — mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating, as well as window treatment products and installation services for customers in the hospitality and commercial industries. The home accessories business markets a variety of bedding accessories and home goods, including mattress pads and protectors, sheet sets, pillows, comforters, duvet covers, towels, fabric by the yard, and dog beds, directly to consumers and businesses through global e-commerce and business-to-business sales channels. Through our June 22, 2018 investment in eLuxury, LLC (“eLuxury”), we now have a majority-owned company located in Evansville, Indiana, which operates the global e-commerce platform for the home accessories segment.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2019, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and a joint venture facility in Haiti. We also source fabrics and cut and sewn kits from other manufacturers, located primarily in China, Turkey, and Vietnam, with almost all of such fabrics and cut and sewn kits produced specifically for Culp and created by Culp designers. Additionally, our home accessories segment markets a variety of mattress pad products manufactured at our facility in Indiana, and also sources other finished bedding accessory and home good products internally from our other business segments, as well as from other manufacturers located primarily in the United States, China, and Southeast Asia.  We operate distribution centers in North Carolina, Canada, China, and Haiti to facilitate distribution of our fabric products. Products for our home accessories segment are available for sale on eLuxury’s own branded website, eLuxury.com, and through leading online retailers for specialty home goods. These products are primarily distributed from our facility in Indiana, as well as U.S. fulfillment centers for certain products and third-party online retailers.

Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is related primarily to the upholstery fabrics segment, where, following the closure of our manufacturing facility in Anderson, South Carolina during the second quarter of fiscal 2019, substantially all of our sales consisted of fabrics produced in Asia. The mattress fabrics business remains mostly based in North America. For the home accessories segment, approximately 40% of our sales in fiscal 2019 consisted of products produced outside of the United States.

Total net sales in fiscal 2019 were $296.7 million. The mattress fabrics segment had net sales of $145.1 million (49% of total net sales), the upholstery fabrics segment had net sales of $135.6 million (46% of total net sales), and the home accessories segment had net sales of 16.0 million (5% of total net sales).

Sales increased in our upholstery fabrics segment and declined in our mattress fabrics segment during fiscal 2019 compared to fiscal 2018. The mattress fabrics segment was affected by significant challenges, primarily associated with low-priced imported mattresses from China, which disrupted the bedding industry and reduced demand for our mattress fabrics and sewn covers. The upholstery fabrics segment was affected by uncertainties surrounding international tariffs and a softer retail environment for furniture, primarily during the second half of fiscal 2019. The decline in mattress fabrics sales reversed a trend of increasing sales over the last several years, while the increase in upholstery fabrics sales built upon the sales increase for this segment in fiscal 2018, reversing a multi-year trend of sales declines.

This is our first year of reporting for our new home accessories segment, commencing with the June 2018 majority investment in eLuxury. This segment experienced challenges during fiscal 2019 related to new product roll-out costs, reduced demand for legacy mattress pad products, and the overall weaker retail environment during the second half of the year.

Overall, Culp faced a difficult business environment during fiscal 2019. Despite these challenges, both the mattress fabrics segment and upholstery fabrics segment continued to build upon strategic initiatives and structural changes that were implemented over the last several years. A number of steps were taken in prior years to consolidate and streamline operations, while adding capacity where necessary. These initiatives continued in fiscal 2019, with the mattress fabrics segment consolidating its weaving operations to one facility, our plant in Quebec, Canada, in order to maximize efficiencies and improve our cost structure. The mattress fabrics segment also expanded production of our CLASS sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market. Additionally, the upholstery fabrics segment closed its manufacturing facility in Anderson, South Carolina due to a continued decline in demand for the products manufactured at this facility. Late in fiscal 2019, this segment developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin altering our supply chains to meet customer demands in conjunction with ongoing trade disputes between the U.S. and China. The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and the introduction of new designs to keep current with industry trends. At the same time, it allows us to differentiate our products and respond to shifting demand trends.

In addition to internal strategic actions, the company has made recent acquisitions to expand our product offering and enhance our ability to reach new customers and markets. Late in fiscal 2018, the upholstery segment acquired Read Window Products, a window treatments company providing expanded capacity and additional capabilities for our growing business in the hospitality industry. Additionally, in the first quarter of fiscal 2019, we acquired a majority interest in eLuxury, an e-commerce company offering bedding accessories and home good products direct to consumers, which has provided a new sales channel and an expanded addressable market for the company’s finished products in the bedding accessories and home goods categories. These acquisitions represent a continuation of our efforts to diversify our product offerings and expand the markets into which we sell those products, as industry demand from our traditional markets has been inconsistent during the past several years.

We have continued to experience positive responses from customers to our innovative designs and new products introduced during recent years. An increasing percentage of our sales are now coming from those latest product introductions. The upholstery fabrics segment has experienced strong demand for its LiveSmart® brand of performance fabrics. In the first quarter of fiscal 2020, we launched an expansion of this performance line to include a sustainable fabric line utilizing recycled fibers combined with LiveSmart® performance technology. Additionally, our new home accessories business segment developed and introduced a number of new bedding accessories and home good items, including dog beds, fabrics by the yard, and a new mattress pad line, during the second half of fiscal 2019. These new products were developed in coordination with our other business segments utilizing Culp fabrics.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, our stock has been listed on the New York Stock Exchange and traded under the symbol “CFI” until July 13, 2017, at which time the Company’s ticker symbol changed to “CULP.” Our fiscal year is the 52- or 53-week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina.

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

Segments

Our three operating segments are mattress fabrics, upholstery fabrics, and home accessories. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales

Segment	Fiscal 2019		Fiscal 2018		Fiscal 2017
Mattress Fabrics	$145.1	(49%)	$192.6	(60%)	$190.8	(62%)
Upholstery Fabrics
Non-U.S.-Produced	$121.8	(41%)	$122.6	(38%)	$109.0	(35%)
U.S.-Produced	$13.8	(5%)	$8.5	(2%)	$9.7	(3%)
Total Upholstery	$135.6	(46%)	$131.1	(40%)	$118.7	(38%)
Home Accessories	$16.0	(5%)	$--	--	--	--
Total company	$296.7	(100%)	$323.7	(100%)	$309.5	(100%)

Additional financial information about our operating segments can be found in Note 21 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. The division also sources products internally from Culp China, as well as from a supplier in Turkey, based on our own designs and production schedule. Additionally, Culp Home Fashions has a joint venture mattress cover facility in Haiti and utilizes the Culp China platform for the production of sewn mattress covers as well. Knitted fabrics are produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is now produced solely at the St. Jerome facility following consolidation of our weaving operations during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities now offer finished goods distribution capabilities, with a new distribution facility in Canada added during fiscal 2017. The Stokesdale plant continues to house the division offices.

Culp Home Fashions had capital expenditures totaling $74 million during the past ten years, with especially high spending levels during the four fiscal years spanning fiscal 2015 through fiscal 2018.  These expenditures provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business, while also allowing us to maintain our leading-edge technology through modernization and expansion projects. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and a much-improved U.S. platform for warehousing and distribution, along with the new distribution facility in Canada noted above.

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

Our sewn mattress cover business, established during fiscal 2013 and owned by Culp, has a manufacturing plant in High Point, North Carolina. This facility is leased by the company, and its operation involves a limited capital investment in equipment. The business participates in a joint marketing arrangement for the production and marketing of sewn mattress covers with A. Lava & Son Co. of Chicago, a leading provider of mattress covers. The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS). In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with A Lava to construct a second location for our CLASS operations in Haiti, and that joint-venture facility began production of mattress covers for our CLASS business during the second quarter of 2018. We also utilize our Culp China platform to manufacture sewn mattress covers for our CLASS business and to source these products from third-party suppliers in China. These three manufacturing locations in North Carolina, Haiti, and China give us repetitive production capabilities and allow us greater flexibility in meeting demand for mattress covers from bedding producers.

As noted above, fiscal 2018 marked the completion of several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing.  In fiscal 2019, we continued these initiatives by consolidating our weaving operations to one facility, our plant in Quebec, Canada, and also expanding production of our CLASS sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market.  Additionally, we continued to expand our design capabilities, launching product software and a new library system for cataloguing creations to drive marketing and enhance innovation.

After eight consecutive years of growth, sales declined in fiscal 2019, mainly as a result of the acceleration of low-priced mattress imports from China towards the end of fiscal 2018 and through the first three quarters of fiscal 2019. This disrupted the U.S. bedding industry and resulted in a decline in sales for domestic bedding manufacturers, which affected us as a supplier to those manufacturers. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against Chinese-made mattresses. We believe this action ultimately will provide some relief for the domestic mattress industry. At the same time, management took action during fiscal 2019 to respond to the challenging business environment by consolidating our weaving operations into one facility, expanding production of our CLASS sewn mattress covers in Haiti and China, controlling costs, and maintaining a focus on providing customers with products that remain in demand and upholding high levels of customer service.

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, micro denier suedes, woven dobbies, knitted fabrics, piece-dyed woven products, and polyurethane “leather look” fabrics. With the acquisition of Read Window Products at the end of fiscal 2018, this segment also markets window treatment products and installation services, including roller shades, drapery, hardware, and top-of-mattress soft goods, for customers in the hospitality and commercial industries.

Following the closure of our manufacturing facility in Anderson, South Carolina during the second quarter of fiscal 2019, this segment currently operates two manufacturing facilities in Shanghai, China. We market cut and sewn fabric kits produced in these locations, as well as a variety of upholstery fabrics and cut and sewn kits sourced from third party producers, mostly in China and, toward the end of fiscal 2019, in Vietnam. Following the closure of our South Carolina facility, sales of non-U.S. produced upholstery accounted for substantially all of our upholstery fabric sales. Our China facilities in Shanghai include production of cut and sewn “kits” made to specifications of furniture manufacturing customers using sourced fabrics, as well as design, finishing, warehousing, quality control and inspection operations. We continue to expand our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our facility in Knoxville, Tennessee.

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

After six consecutive years of sales growth, sales declined in fiscal 2016 and 2017, mainly as a result of a weaker demand environment for upholstered furniture, before increasing by 10% in fiscal 2018 and 3.5% in fiscal 2019.  Our higher sales over the last two fiscal years were supported by our efforts to expand the breadth of this segment’s customer base to include more residential furniture manufacturers, including customers in international markets, as well as the growing success of our line of performance fabrics, such as LiveSmart®. Additionally, fiscal 2019 includes the first full year of sales from Read Window Products, our window treatment and installation services businesses for customers in the hospitality and commercial industries, which more than offset the loss of sales from the closure of our Anderson, South Carolina facility during the second quarter. We believe our success over the longer term is due largely to a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.

Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture and meet continually changing demand levels and consumer preferences. In recent years, we have implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market. One result of these efforts was the acquisition of Read Window Products at the end of fiscal 2018, representing a significant expansion of our production capabilities in the hospitality market, along with the addition of window treatment installation services.

Home Accessories. Culp acquired a majority interest in eLuxury, an online retailer of bedding accessories and home goods, during the first quarter of fiscal 2019, which is now reported under our new home accessories segment. This strategic investment represents the company’s first foray into direct to consumer sales, adding a new sales channel and an expanded addressable market for finished products.

The home accessories segment markets bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.  The primary products for this segment include mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana, as well as other bedding accessory and home good products, including mattress protectors, sheet sets, pillows, comforters, duvet covers, towels, fabric by the yard, and dog beds.  Some of these products are sourced internally from Culp’s other business segments, while others are sourced from other manufacturers located primarily in the United States, China, and Southeast Asia.

Products for the home accessories segment are available on eLuxury’s own branded website, eLuxury.com, and through leading online retailers for specialty home goods.  Inventory for this segment primarily is stored at and distributed from eLuxury’s facility in Indiana, as well as U.S. fulfillment centers for certain products and third-party online retailers.

Our strategic focus for this segment is to develop innovative bedding accessory products and other specialty home good items through the company’s global manufacturing platform and in coordination with all of Culp’s other business segments.  During the second half of fiscal 2019, we developed and launched new products featuring Culp mattress fabrics and upholstery fabrics, including mattress pads and mattress protectors made with Culp mattress fabrics and dog beds made with LiveSmart® performance fabric. Additionally, we are focused on expanding our sales channels beyond eLuxury’s global e-commerce platform to reach business retailers, both in brick and mortar stores and through their online platforms, as well as customers in the hospitality industry.

Overview of Industry and Markets

Culp markets products primarily to manufacturers, as well as business retailers, hospitality customers, and consumers. The mattress fabrics segment and home accessories segment supply the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components) and bedding accessory products. The upholstery fabrics segment primarily supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furniture, fabrics, and window treatments market includes fabrics and window treatment products used in the hospitality industry (primarily hotels and motels); fabrics used for upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, as well as commercial textile wall coverings; and window treatments for commercial application. The home accessories segment also supplies the home goods markets, which includes a variety of home décor, housewares, furnishings, and accessory products.  The principal industries into which the company sells products – the bedding industry and residential and commercial furniture industry – are described in more detail below. Currently, a great majority of our products for our mattress fabrics and upholstery fabrics segments are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations.  Until recently, the U.S. bedding industry has largely remained a North American-based business, with limited competition from imports.  This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition.  Imports of bedding into the U.S. had been increasing gradually in recent years, but this trend significantly accelerated over the past two years, especially for lower-priced bedding.  During this time, China has accounted for the largest share of the imported units.  The result has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers, including Culp, to those manufacturers.

As a result of the significant influx of low-priced imports from China, a number of domestic “mattress petitioners” filed an anti-dumping petition with the U.S. International Trade Commission and the U.S. Department of Commerce in September of 2018.  In November of 2018, the U.S. International Trade Commission found a reasonable indication that unfairly traded imports of mattresses from China caused material injury to the U.S. mattress industry, and in May of 2019, the Department of Commerce imposed punitive anti-dumping duties against Chinese-made mattresses.  We believe that, in anticipation of this ruling, the level of mattress imports entering the U.S. from China began to decline substantially in March and April 2019.  We expect this decline will continue as a result of the Department of Commerce ruling, although mattress imports from Vietnam, as well as other countries, may continue to rise as China producers move production out of China to avoid the anti-dumping duties.

A key trend driving the bedding industry is the increased demand for roll-packed/compressed mattresses in both online and traditional sales channels, as consumer acceptance of boxed beds as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for sewn mattress covers.   Another important trend is the increased awareness among consumers about the health benefits of better sleep, with an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding. A further trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor. Mattress fabric design efforts are based on current trends in home decor and fashion. Additionally, the growth in non- traditional sources for retail mattress sales, such as online e-commerce channels and wholesale warehouse clubs, has the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity.  Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

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

Additionally, with the ongoing global trade dispute between the U.S. and China, including the imposition of tariffs during fiscal 2019 and the possibility for additional tariffs on China imports, some customers are now beginning to alter supply chains away from China.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are two of our identified operating segments. These fabrics are sold in roll form and as sewn mattress covers by the mattress fabrics segment, and in roll form and as cut and sewn kits by the upholstery fabrics segment.  Additionally, with the acquisition of Read Window Products, our upholstery segment products also include window treatments and related products.  Products for our new home accessories segment include a variety of finished good bedding accessories and specialty home goods.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 49% of our total net sales for fiscal 2019, compared with 60% for fiscal 2018.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 46% of our sales for fiscal 2019, compared with 40% of for fiscal 2018. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $12.00 per yard.

Home Accessories Segment

Sales for our new home accessories segment totaled 5% of our sales for fiscal 2019, with no prior year sales.

Culp Product Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture. Additionally, with the acquisition of Read Window Products, we also market window treatment products to customers in the hospitality and commercial industries.  Our home accessories segment markets a variety of finished bedding accessories and home goods sold directly to consumers, as well as business retailers in the bedding and home furnishings industries and customers in the hospitality industry.  The following table indicates the product lines within each segment, and, with respect to the fabric products, a brief description of their characteristics.

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

With the acquisition of Read Window Products at the end of fiscal 2019, the upholstery fabrics business also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries.  These products include roller & solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Home Accessories

The home accessories segment markets a variety of bedding accessory and home good products, including mattress pads and protectors, sheet sets, pillows, comforters, duvet covers, towels, fabric by the yard, and dog beds.  Our mattress pad products include a variety of styles, including bamboo pads, cooling pads, pressure relief pads, pillowtop and memory foam pads, at a variety of price points.

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

Knitted fabrics are produced at both our Stokesdale facility and our St. Jerome plant, while production of jacquard mattress fabrics was consolidated into the St. Jerome facility during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, with the St. Jerome plant providing additional capacity and a second location for these processes, along with distribution capabilities. We produce sewn mattress covers at our manufacturing facility in High Point, North Carolina, at our joint venture facility in Haiti, and at the manufacturing facilities of our Culp China platform in China. Our sewn cover business participates in a joint marketing arrangement for the production and marketing of sewn mattress covers with A. Lava & Son Co. of Chicago, a leading provider of mattress covers. This marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS). Our High Point facility for our sewn cover business is a leased space with limited capital investment in equipment. In fiscal 2017, we entered into a 50/50 joint venture with A. Lava to construct a second location for our CLASS operations in Haiti, and this joint venture facility began production of mattress covers for our CLASS business during the second quarter of fiscal 2018. Additionally, we utilize the company’s Culp China platform to manufacture sewn mattress covers for our CLASS business. These three manufacturing locations give us repetitive production capabilities and allow us greater flexibility in meeting demand for mattress covers from bedding producers.

In addition to the mattress fabrics and sewn covers we manufacture, we have important supply arrangements in place that allow us to source mattress fabric and sewn covers from strategic suppliers. We source some Culp-designed knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform.  We also source a portion of our woven jacquard fabric and knitted fabric, which is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp.

Upholstery Fabrics Segment

The upholstery fabrics segment currently operates two manufacturing facilities in China.  During the second quarter of fiscal 2019, we closed our U.S. plant located in Anderson, South Carolina, which mainly produced velvet upholstery fabrics with some production of certain decorative fabrics. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our Read Window Products facility in Knoxville, Tennessee.

Our upholstery fabrics facilities in China are all located within the same industrial area in Shanghai. At these facilities, we apply value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well. In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide “kits” that are designed to be placed on specific furniture frames designated by our customers.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as micro denier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. We source unfinished and finished fabrics, as well as a portion of our cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team located in China to meet the demands of our customers.  Beginning in late fiscal 2019, we also developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin adjusting our supply chains to meet customer demands in conjunction with ongoing trade disputes between the U.S. and China. The majority of upholstery fabrics and materials used by our Read Window Products business to fabricate window treatments are customer-supplied. These materials are generally sourced by customers, and we also source a portion of other window treatment products such as hardware and roller shades, from outside suppliers in the U.S., Turkey, and China.

Home Accessories Segment

Through our June 2018 investment in eLuxury, our home accessories segment currently operates one manufacturing plant in Evansville, Indiana, which primarily produces mattress pad products.  Certain bedding accessory and home good products, such as mattress protectors, dog beds, and fabric by the yard, are sourced internally from the company’s other business segments, while other products are sourced from third-party manufacturers located primarily in the United States, China, and Southeast Asia.

Product Design and Styling

Consumer tastes and preferences related to bedding, upholstered furniture, window treatment products, and home goods change over time. The use of new fabrics and creative designs remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, and textures. Culp’s success is largely dependent on our ability to market fabrics and products with appealing designs and patterns. The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally.

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

Home Accessories Segment

The home accessories segment designs primarily finished products packaged for delivery to consumers.  Products incorporate fabrics from Culp’s other operating segments, reflecting the design innovation of these two segments and optimizing the company’s global supply chain, as well as finished products supplied from outside vendors.  The home accessories segment works to develop product offerings designed to meet the desires of consumers in the bedding accessory and home goods markets.

Distribution

Mattress Fabrics Segment

The vast majority of our shipments of mattress fabrics originate from our facilities in Stokesdale, North Carolina, and we have additional distribution capabilities in Canada, China, and Haiti. Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. In addition to “make to order” distribution, an inventory of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” Window treatment products sold through our Read Window business are done on a “job order” basis, with manufactured products shipped directly from our manufacturing facility in Knoxville, Tennessee to the job installation site.

Home Accessories

Inventory for our home accessories business is primarily held at eLuxury’s distribution facility in Evansville, Indiana, and at U.S. fulfillment centers for certain products and third-party online retailers.

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

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures. Prior to closure of the Anderson, South Carolina facility during the second quarter of fiscal 2019, this segment purchased synthetic yarns (polyester, acrylic, rayon, and polypropylene), latex adhesives, dyes, and other chemicals from various suppliers. Following the closure, we ceased purchases of synthetic yarns and dyes, although these raw materials remain important to our suppliers of finished and unfinished fabrics.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Home Accessories Segment

The home accessories segment purchases primarily cotton and synthetic fabric, yarns (polyester and rayon), and polyester fiberfill for products the company manufactures.  All of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The home accessories segment has generally not had significant difficulty in obtaining raw materials.

All Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. From fiscal 2015 and continuing into fiscal 2018, our profitability was aided by lower raw material prices due to lower oil prices, among other factors.  Later in fiscal 2018, we began to experience higher raw material prices.  We had a significant escalation of polyester prices due to a global shortage of certain components during the second and third quarters of fiscal 2019, after which these prices stabilized and returned to pre-escalation levels.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business today is less seasonal than it once was.  In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the U.S. during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect has become much less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the U.S.  The timing of the Chinese National Holiday in October and, to a larger extent, the Chinese New Year (which occurs in January or February each year) now have a more significant impact on upholstery sales than the effects of U.S. holiday periods, often causing sales to be higher in advance of these holiday periods and sometimes lower during or immediately following the same periods.

Home Accessories Segment

The home accessories business is subject to seasonal influences relating to traditional and promotional holidays driven by coupons and discounts from various sales channels, with generally higher sales during these holiday periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric competitors are BekaertDeslee Textiles, Global Textile Alliance, and several smaller companies producing knitted and other fabric, as well as mattress components (sewn covers).  In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics by replacing potential sales of our fabrics to those customers.

Upholstery Fabrics Segment

In the upholstery fabrics market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers and converters (companies who buy and re-sell fabrics, but have no manufacturing). We believe our principal upholstery fabric competitors are Dorell Fabrics Co., Merrimack Fabrics, Morgan Fabrics, Richloom Fabrics, and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

The trend in the upholstery fabrics industry to greater overseas competition and the entry of more converters has caused the upholstery fabrics industry to become substantially more fragmented in recent years, with lower barriers to entry. This has resulted in a larger number of competitors selling upholstery fabrics, with an increase in competition based on price.

Home Accessories Segment

The home accessories market operates in a highly competitive and fragmented business environment and competes with other online retailers, as well as national, regional, and local retail stores, including department stores, specialty stores, and mass merchandise stores, that may carry similar product lines.

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

Employees

As of April 28, 2019, we had 1,440 employees, compared to 1,392 at April 29, 2018.  Overall, our total number of employees has increased steadily over the past five years primarily due to the growth in our mattress fabrics segment. The decrease in the number of employees in our upholstery fabrics segment can be attributed to the closure of our Anderson, SC facility during the second quarter of fiscal 2019.  The number of employees in our home accessories segment can be attributed to our June 2018 investment in eLuxury, LLC.

The hourly employees at our manufacturing facility in Canada (approximately 11% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2020.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Mattress Fabrics Segment	912	847	793	682	631
Upholstery Fabrics Segment
United States	140	188	148	134	129
China	330	353	380	397	424
Total Upholstery Fabrics Segment	470	541	528	531	553
Home Accessories Segment	53	-	-	-	-
Unallocated corporate	5	4	4	4	4
Total	1,440	1,392	1,325	1,217	1,188

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), and Corsicana Bedding.  Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 18% of the company’s overall sales in fiscal 2019. The 18% of the company’s overall sales include sales to customers who are also subcontractors for Serta Simmons Holdings, LLC. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Franklin Fusion, Jonathan Louis, and La-Z-Boy (La-Z-Boy Residential and England).  Major customers for the company’s fabrics for commercial furniture include HON Industries and Wyndham Destinations. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 11% of the company’s consolidated sales in fiscal 2019.

Home Accessories Segment

Our customers consist primarily of consumers purchasing through our online sales channels, as well as business retailers in the home goods market and customers in the hospitality industry, with no major customers. Our online sales channels include our own eLuxury-branded website, as well as leading online retail channels for specialty home goods, and the loss of one or more of these leading online retail channels could have a material adverse effect on the company.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2019		Fiscal 2018		Fiscal 2017

United States	$224,433	75.7%	$249,529	77.0%	$241,236	77.9%
North America (Excluding USA)(1)	$29,247	9.9%	$27,844	8.6%	$29,995	9.7%
Far East and Asia(2)	39,277	13.2%	40,671	12.6%	34,695	11.2%
All other areas	3,712	1.2%	5,681	1.8%	3,618	1.2%
Subtotal (International)	$72,236	24.3%	$74,196	23.0%	$68,308	22.1%
Total	$296,669	100%	$323,725	100%	$309,544	100%

(1)  Of this amount, $22.5 million, $21.9 million, and $22.3 million are attributable to shipments to Mexico in fiscal 2019, 2018, and 2017, respectively.

(2)  Of this amount, $29.8 million, $32.6 million, and $26.6 million are attributable to shipments to China in fiscal 2019, 2018, and 2017, respectively.

Sales are attributed to individual countries based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 21 in the consolidated financial statements.

Backlog

Mattress Fabrics and Home Accessories Segments

The backlog for the mattress fabric and home accessories segments is not a reliable predictor of future shipments because the majority of sales for the mattress fabrics segment are on a just-in-time basis, and the majority of sales for the home accessories segment are shipments from inventory on a quick turnaround basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On April 28, 2019, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 3, 2019 was $10.7 million, all of which are expected to be filled during the first quarter of fiscal 2020, compared with $9.4 million as of the end of fiscal 2018 (for confirmed shipping dates prior to June 4, 2018).

Intellectual Property

We currently hold, or have registration applications pending for, numerous trademarks and copyrights for various product and trade names, logos, and fabric designs in the United States and certain foreign countries. We view such intellectual property, along with any unregistered copyrights, trademarks, service marks, trade names, domain names, trade dress, trade secrets, and proprietary technologies, as an important part of our business, and we seek to diligently protect, monitor, and defend, through appropriate action, against their unauthorized use.

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

Overall demand for our products depends upon consumer demand for furniture, bedding, and bedding accessory products, which is subject to variations in the general economy.  Because purchases of furniture, bedding and bedding accessory products are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products.  Economic downturns and uncertainty can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decrease in our sales and earnings.  Economic uncertainty has caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.  If these conditions persist, our business will be negatively affected.

Our business may be adversely affected by increased tariffs or other changes in U.S. policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States.  The U.S. government has recently compiled a list of products under consideration for potential tariffs on imports from many countries, including China, where a significant amount of our products is produced. Certain tariffs have been imposed, and negotiations continue regarding possible additional tariffs and additional categories of products subject to the already-imposed tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

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

Finally, there are currently a number of trade regulations and duties in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. If supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, and if illegal transshipments are not monitored and enforcement is not effective to limit them, these shipments could have a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We rely significantly on operations in distant locations, especially China, and in addition we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey.  At the same time, with the closure of our Anderson, South Carolina plant during the first half of fiscal 2019, our domestic manufacturing capacity for the upholstery fabrics segment continues to decline.  These changes have caused us to rely on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption.  In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, tariffs, shipping rates, potential political unrest and instability, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas.  Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries.  Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

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

We rely on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, and services such as weaving and finishing.  Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity.  Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost-effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Write-offs or write-downs of assets would result in a decrease in our earnings and shareholders’ equity.

The company has long-lived assets, primarily consisting of property, plant and equipment, goodwill, and other intangible assets.  ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  ASC Topic 350 requires that goodwill and other intangible assets be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Although no material write-downs were experienced in the past several fiscal years, we closed our Anderson, South Carolina upholstery fabrics facility during the second quarter fiscal 2019. As a result of this plant closure, we recorded inventory markdowns totaling $1.6 million, which was mostly offset by a gain on the sale of property, plant, and equipment of $1.5 million.

Since April 1, 2019, our goodwill increased $15.7 million in connection with our acquisitions of Read Window Products, LLC and eLuxury, LLC.  As of April 28, 2019, our evaluation resulted in no impairment losses. Management will continue to carefully review this assessment and impairment indicators each quarter.

Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. Any of such future actions could result in charges that could have an adverse effect on our financial condition and results of operations, and there is no assurance that future write-downs of fixed assets, goodwill, or other intangible assets will not occur if business conditions were to deteriorate.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving.  Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings.  In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases.  In particular, many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil.  Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect earnings.  Beginning in the second quarter and continuing through the third quarter of fiscal 2019, we began to experience higher raw material prices and resulting impacts on our profits, after which these prices leveled off and returned to pre-escalation levels during the fourth quarter of fiscal 2019. Higher raw material prices would result in downward pressure on our profit margins and earnings.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas, and fuel increase our production and shipping costs.  A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers and would be likely to adversely affect our earnings.  In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  Energy costs have varied significantly during recent fiscal years and remain a volatile element of our costs.  Increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales.  In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 18% of consolidated net sales in fiscal 2019. The 18% of the company’s overall sales include sales to customers who are also subcontractors for Serta Simmons Holding, LLC.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 11% of consolidated net sales during fiscal 2019, and several other large furniture manufacturers comprised a significant portion of sales.  A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from a large number of competitors, both foreign and domestic.  We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding.  In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company.  Additionally, our e-commerce business competes with many other online retailers.  The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share.  As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins.  Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

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

We increasingly rely on technology systems and infrastructure.  Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes.  In fiscal 2018, we launched a new platform for direct sales to retailers of bedding accessory products, and in fiscal 2019 we acquired a majority interest in an e-commerce retailer of bedding accessories and other home goods.  Greater dependence on technology systems and e-commerce heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events.  Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons.  With the growing use and rapid evolution of technology, including internet selling, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks.  There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners.  Failures of technology or related systems, or an improper release of confidential information, could damage our business or subject us to unexpected liabilities.  Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our costs of doing business or otherwise adversely impact our financial results.

Our home accessories segment could be adversely affected by increased fees from online sales channels or by the loss of one or more leading online sales channels.

Products for our home accessories segment are sold through our own eLuxury-branded website, as well as through a number of leading online retailers for specialty home goods. These third-party platforms charge seller’s fees through a variety of commission, referral, or other fee structures.  Increases in these fees could require us to increase product prices, which could result in reduced sales if customers are unwilling to pay these increased prices or could result in lowering our gross margins on products sold if we are unable to fully pass on these increased fees.  As a result, increased fees charged by our third-party online sales channels could have a material adverse effect on the results of operations for our home accessories segment. Additionally, the loss of one or more of these leading online retail sales channels would limit our available sales opportunities and, if we are unable to replace such sales opportunities, could cause a significant loss in sales and an adverse effect on our earnings.

Our intellectual property rights may not prevent others from using our copyrights or trademarks in connection with the sale of competitive products. We may be subject to claims that our products or trademarks infringe intellectual property rights of others.

We currently hold, or have registration applications pending for, numerous trademarks and copyrights for various product and trade names, logos, and fabric designs in the United States and certain foreign countries.  We view such intellectual property, along with any unregistered copyrights, trademarks, service marks, trade names, domain names, trade dress, trade secrets, and proprietary technologies, as an important part of our business. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with our fabric designs, mattress pads, or other products, and may be costly and time-consuming to protect and enforce. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property, we may be unable to prevent other companies from using our fabric designs or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

We may be subject to claims that our products, advertising, or trademarks infringe the intellectual property rights of others. The defense of these claims, even if we are ultimately successful, may result in costly litigation, and if we are not successful in our defense, we could be subject to injunctions and liability for damages or royalty obligations, and our sales, profitability, cash flows and financial condition could be adversely affected.

We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.

Acquisitions have been and may continue to be an important element of our business strategy. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability, and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including difficulties integrating acquired operations, technology, personnel, and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost-savings; unknown or underestimated liabilities; diversion of management attention form running our existing businesses; and potential loss of key management employees of the acquired business. In addition, internal control over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demand on our management, operational resources, and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service, or product could also have a material adverse effect on our reputation and business.

We are subject to litigation and environmental regulations that could adversely impact our sales and earnings.

We have been, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability, and employment disputes, some of which claim significant damages.  We face the continual business risk of exposure to claims that our operations have caused personal injury or property damage, including the related risk of damage to our brand and reputation in conjunction with such claims.  We maintain insurance against product liability claims and in some cases have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred.  Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition.  We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment.  We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in High Point, North Carolina.  As of the end of fiscal 2019 (April 28, 2019), we leased our corporate headquarters and owned or leased sixteen facilities associated with our mattress and upholstery fabrics and home accessories operations. The following is a list of our principal administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)

● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	2025

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163	Owned
Stokesdale, North Carolina	Distribution center	220,222	Owned
High Point, North Carolina	Manufacturing	63,522	(2)
High Point, North Carolina	Warehouse and offices	65,886	2020
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
Ouanaminthe, Haiti (3)	Manufacturing	80,000	2025

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	2028
Burlington, North Carolina	Design center	13,750	2021
Knoxville, Tennessee	Manufacturing and offices	36,700	2033
Shanghai, China	Warehouse	27,900	2020
Shanghai, China	Manufacturing, warehouse, offices	68,677	2021
Shanghai, China	Manufacturing, warehouse, offices	89,857	2020
Shanghai, China	Warehouse and offices	89,861	2021
Shanghai, China	Warehouse	64,583	2020
Shanghai, China	Warehouse	48,610	2021

● Home Accessories:
Evansville, Indiana	Manufacturing, warehouse, offices	63,980	2024

(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.
(3)	This leased facility pertains to our 50% owned joint venture associated with Class International Holdings, Ltd (See note 9 in the notes to the consolidated financial statements for further details).

We believe that our facilities are in good condition, well-maintained, suitable, and adequate for present utilization.  In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive.  In the mattress fabrics segment, management has estimated that it is currently performing at near capacity. Also, we have the ability to source additional mattress fabric from outside suppliers to further increase our ultimate output of finished goods.  In the home accessories segment, management has estimated that it has the ability to meet current and expected demand trends, as well as further increased demand, for mattress pad products, and it also has the ability to source additional mattress pads to further increase our ultimate output.  The home accessories segment sources its other finished good products from outside suppliers and we believe its sourcing availability provides the capacity to meet current and expected demand trends.

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
Computershare
P.O. Box 505000
Louisville, KY 40233

Overnight correspondence should be sent to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Prior to July 13, 2017, Culp Inc. common stock was traded on the New York Stock Exchange (NYSE) under the symbol CFI. Effective July 13, 2017, Culp, Inc. common stock commenced trading on the NYSE under the symbol CULP.  As of April 28, 2019, Culp, Inc. had approximately 4,036 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates – Bobby Griffin, CFA

Value Line – Simon R. Shoucair

Stifel Financial Corp - John A. Baugh, CFA

Stonegate Capital Partners, Inc. – Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 28, 2019 to March 3, 2019	400	$18.03	400	$1,677,151
March 4, 2019 to March 31, 2019	-	$-	-	$1,677,151
April 1, 2019 to April 28, 2019	-	$-	-	$1,677,151
Total	400	$18.03	400	$1,677,151

(1)	On June 15, 2016, we announced that our board of directors increased the authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 12, 2019, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.10 per share. These dividend payments are payable on July 16, 2019, to shareholders of record as of July 5, 2019.

During fiscal 2019, dividend payments totaled $4.7 million, all of which represented our regular quarterly cash dividend payments ranging from $0.09 to $0.10 per share.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2019, 2018, or 2017.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 28, 2019 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2014 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2019	2018	2017	2016	2015	2019/2018
INCOME STATEMENT DATA
net sales	$296,669	323,725	309,544	312,860	310,166	-8.4%
cost of sales	246,471	259,092	240,309	247,749	254,599	-4.9%
gross profit	50,198	64,633	69,235	65,111	55,567	-22.3%
selling, general, and administrative expenses	38,405	37,172	39,157	36,773	32,778	3.3%
restructuring credit	(825)	-	-	-	-	100.0%
income from operations	12,618	27,461	30,078	28,338	22,789	-54.1%
interest expense	42	94	-	-	64	-55.3%
interest income	(766)	(534)	(299)	(176)	(622)	43.4%
other expense	1,346	1,018	681	616	391	32.2%
income before income taxes	11,996	26,883	29,696	27,898	22,956	-55.4%
income taxes	6,424	5,740	7,339	10,963	7,885	11.9%
loss from investment in unconsolidated joint venture	114	266	23	-	-	-57.1%
net income	5,458	20,877	22,334	16,935	15,071	-73.9%
net loss attributable to non-controlling interest	218	-	-	-	-	100.0%
net income attributable to Culp Inc. common shareholders	$5,676	20,877	22,334	16,935	15,071	-72.8%
depreciation	$8,117	7,672	7,085	6,671	5,773	5.8%
weighted average shares outstanding	12,462	12,431	12,312	12,302	12,217	0.2%
weighted average shares outstanding, assuming dilution	12,548	12,633	12,518	12,475	12,422	-0.7%
PER SHARE DATA
net income attributable to Culp Inc. common shareholders - basic	$0.46	1.68	1.81	1.38	1.23	-72.9%
net income attributable to Culp Inc. common shareholders - diluted	0.45	1.65	1.78	1.36	1.21	-72.6%
dividends per share	$0.38	0.55	0.51	0.66	0.62	-30.9%
book value	$12.91	13.12	12.03	10.50	9.77	-1.6%
BALANCE SHEET DATA
operating working capital (4)	$49,757	49,939	40,869	45,794	41,829	-0.4%
property, plant and equipment, net	48,389	51,794	51,651	39,973	36,078	-6.6%
total assets	219,726	217,984	205,634	175,142	171,300	0.8%
capital expenditures	2,975	7,439	18,771	10,708	11,174	-60.0%
dividends paid	4,732	6,843	6,280	8,140	7,579	-30.8%
subordinated loan payable current maturities of long-term debt	675	-	-	-	2,200	100.0%
shareholders' equity attributable to Culp Inc.	159,933	163,376	148,630	128,812	119,427	-2.1%
capital employed (3)	125,311	114,817	98,429	90,357	83,225	9.1%
RATIOS & OTHER DATA
gross profit margin	16.9%	20.0%	22.4%	20.8%	17.9%
operating income margin	4.3%	8.5%	9.7%	9.1%	7.3%
net income margin	1.8%	6.4%	7.2%	5.4%	4.9%
effective income tax rate	53.6%	21.4%	24.7%	39.3%	34.3%
debt to total capital employed ratio (1) (3)	0.5%	0.0%	0.0%	0.0%	2.6%
operating working capital turnover (4)	5.8	7.1	7.3	7.0	7.7
days sales in receivables	29	29	29	27	34
inventory turnover	4.6	4.9	5.0	5.6	6.1
STOCK DATA
stock price
high	$32.05	34.05	37.80	35.23	29.19
low	17.05	26.15	25.57	22.72	16.60
close	20.74	30.10	32.10	26.24	26.02
P/E ratio (2)
high	71	21	21	26	24
low	38	16	14	17	14
daily average trading volume (shares)	33.8	22.1	42.1	67.3	38.6

(1)	Debt includes subordinated loan payable and current maturities of long-term debt.

(2)	P/E ratios based on trailing 12-month diluted net income per share.

(3)
Capital employed does not include cash and cash equivalents, short-term investments (available for sale), short-term investments (held-to-maturity), long-term investments (held-to-maturity), long-term investments (rabbi trust), subordinated loan payable, current maturities of long-term debt, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  Fiscal 2019, 2018, and 2017 each included 52 weeks. Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.  The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers.  With the recent acquisition of Read Window Products, the upholstery fabrics segment also provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s own products to customers in the hospitality and commercial industries.  The home accessories segment is the company’s new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items.  Cost of sales in all our segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 28, 2019	April 29, 2018	Change
Net sales	$296,669	$323,725	(8.4)%
Gross profit	50,198	64,633	(22.3)%
Gross profit margin	16.9%	20.0%	(310	)bp
SG&A expenses	38,405	37,172	3.3%
Income from operations	12,618	27,461	(54.1)%
Operating margin	4.3%	8.5%	(420	)bp
Income before income taxes	11,996	26,883	(55.4)%
Income taxes	6,424	5,740	11.9%
Net income	5,458	20,877	(73.9)%

Net Sales

Overall, our net sales decreased 8.4% in fiscal 2019 compared with a year ago, with mattress fabric net sales declining 24.7% and upholstery fabric net sales increasing 3.5%. Net sales from our new home accessories segment were $16.0 million since the June 2018 investment in eLuxury, with no comparable prior-year sales.

The decrease in mattress fabrics net sales reflects the significant challenges faced by the domestic bedding industry during fiscal 2019, primarily related to the high volume of low-priced imported mattresses from China. On May 29, 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against Chinese made mattresses, which we believe will ultimately provide some relief for the domestic mattress industry, but the anticipation of these duties led to an influx of these products at the end of calendar 2018 and continuing through February 2019, and a weaker mattress retail environment towards the end of fiscal 2019 delayed the sale of this excess inventory. This led to continued disruption in the market and reduced demand for our mattress fabrics and sewn covers through the end of fiscal 2019.

The increase in upholstery fabrics sales for fiscal 2019 primarily relates to the net sales contribution from Read, acquired on April 1, 2018, partially offset by a decrease in sales associated with our closed facility located in Anderson, South Carolina.

The financial results for our new home accessories business segment, which includes our June 2018 majority investment in eLuxury, reflect typical product roll-out, sampling, and marketing challenges in connection with the start-up and integration of a newly combined platform. These challenges, along with a weak retail and e-commerce sales environment, unfavorably affected our financial results for fiscal 2019.

Income Before Income Taxes

Income before income taxes decreased 55.4% compared to the same period a year ago. This decrease was primarily due to the decrease in sales of mattress fabrics noted above.  Additionally, income before income taxes was affected by restructuring and related charges and credits and other non-recurring items of approximately $2.7 million during fiscal 2019, of which $1.6 million related to the closure of our upholstery fabrics operation located in Anderson, South Carolina, and non-recurring charges totaling $1.1 million which include $500,000 for a charitable contribution, payable over a period of three years, in honor of our co-founder and former chairman, Robert G. Culp, III, as well as other non-recurring charges associated with the mattress fabrics segment.

Income Taxes

We recorded income tax expense of $6.4 million, or 53.6% of income before income tax expense, in fiscal 2019 compared with income tax expense of $5.7 million, or 21.4% of income before income tax expense, in fiscal 2018. Our income tax expense of $6.4 million and the increase in our income tax rate compared with fiscal 2018, reflects the mix of our taxable income favoring our foreign tax jurisdictions located in Canada and China that have higher income tax rates in relation to the U.S., and a significant decline in U.S. taxable income, which declined more than anticipated during our fourth quarter. This resulted in a significant increase in our Global Intangible Low Taxed Income (GILTI) Tax, which was mostly incurred during our fourth quarter. Our income tax expense of $5.7 million in fiscal 2018 included an income tax benefit totaling $2.1 million associated with the 2017 Tax Cuts and Jobs Act (the “Tax Act”), which represented an income tax benefit of $4.3 million pertaining to the one-time mandatory repatriation tax, partially offset by a $2.2 million income tax charge for the re-measurement of our U.S. deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate, compared with a final provisional income tax benefit of $550,000 that was recorded in the third quarter of fiscal 2019.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At April 28, 2019, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $45.0 million compared with $54.5 million at April 29, 2018. The decrease from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions that were mostly associated with the purchase of our 80% ownership in eLuxury, $8.1 million to our shareholders in the form of regular quarterly dividend payments and common stock repurchases, $4.7 million in capital expenditures (of which $1.4 million was vendor financed) that were mostly associated with our mattress fabric segment, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $13.9 million and proceeds from the sale of property, plant, and equipment totaling $1.9 million that were associated with the closure of our upholstery fabrics facility located in Anderson, South Carolina.

Our net cash provided by operating activities of $13.9 million in fiscal 2019 decreased $13.6 million compared with $27.5 million in fiscal 2018. The decrease is primarily due to the decreased income from operations noted above.

At April 28, 2019, all of our outstanding borrowings totaling $675,000 pertained to our subordinated credit agreement between eLuxury and its minority owner.

Dividend Program

On June 12, 2019, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.10 per share. This payment will be made on or about July 16, 2019, to shareholders of record as of July 5, 2019.

During fiscal 2019, dividend payments totaled $4.7 million, all of which represented our regular quarterly cash dividend payments ranging from $0.09 to $0.10 per share. During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share. During fiscal 2017, dividend payments totaled $6.3 million, of which $2.6 million represented a special cash dividend payment in the first quarter of $0.21 per share, and $3.7 million represented our regular quarterly cash dividend payments ranging from $0.07 to $0.08 per share.

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

During fiscal 2019, we purchased 160,823 shares of our common stock at a cost of $3.3 million, most of which was purchased during our second and third quarters. During fiscal 2018 and 2017, there were no repurchases of our common stock.

At April 28, 2019, we had $1.7 million available for additional repurchases of our common stock

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	(83.1)	(80.0)	(77.6)
Gross profit	16.9	20.0	22.4
Selling, general and administrative expenses	(12.9)	(11.5)	(12.7)
Restructuring credit	0.3	-	-
Income from operations	4.3	8.5	9.7
Interest income, net	0.3	0.1	0.1
Other expense	(0.6)	(0.3)	(0.2)
Income before income taxes	4.0	8.3	9.6
Income taxes *	53.6	21.4	24.7
Loss from investment in unconsolidated joint venture	0.0	0.1	0.0
Net income	1.8	6.4	7.2
Net loss from non-controlling interest	0.1	-	-
Net income attributable to Culp Inc. common shareholders	1.9%	6.4%	7.2%

* Calculated as a percentage of income before income taxes.

2019 compared with 2018

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 28, 2019	April 29, 2018	Change

Net sales	$145,059	$192,597	(24.7)%
Gross profit	22,904	38,797	(41.0)%
Gross profit margin	15.8%	20.1%	(430	)bp
SG&A expenses	11,296	12,935	(12.7)%
Income from operations	11,608	25,861	(55.1)%
Operating margin	8.0%	13.4%	(540	)bp

Net Sales

Mattress fabrics sales decreased 24.7% in fiscal 2019 compared to the prior year. These results reflected the more challenging market conditions faced by the domestic bedding industry during fiscal 2019, primarily related to the high volume of low-priced imported mattresses from China.

During March and April of 2019, import activity began to slow in anticipation of the expected ruling from the U.S. Department of Commerce.  This ruling came in May 2019, with the Department of Commerce imposing punitive anti-dumping measures from 69 percent to as high as 1,731 percent against Chinese made mattresses. We believe these duties will ultimately provide relief for the domestic mattress industry, but the anticipation of this ruling led to an influx of these products at the end of calendar 2018 and continuing through February 2019, and a weaker mattress retail environment towards the end of fiscal 2019 delayed the sale of this excess inventory. This led to continued disruption in the market and reduced demand for our mattress fabrics and sewn covers through the end of fiscal 2019.

Our design strengths and efficient manufacturing platform allow us to provide a diverse product mix that meets the changing demands of our customers across most price points. Our net sales for fiscal 2019 reflected continued growth in our CLASS mattress cover business. The growth in CLASS has allowed us to develop new products with existing customers and reach new customers and additional market segments, particularly the boxed bedding space.

Currently, we expect the excess supply of low-priced imported mattresses will continue during our first quarter of fiscal 2020, and in turn, will continue to affect short-term demand trends and operating performance. Despite these continuing challenges, we are beginning to see some recent positive developments and improvements in retail demand trends, as well as many customers altering their supply chains away from China, and we believe our design strengths and efficient manufacturing platform are providing market share gain and improved operating results. Nevertheless, it remains uncertain as to when demand trends will return to normal levels.

Gross Profit and Operating Income

Overall

The decrease in mattress fabrics profitability was primarily due to the decrease in mattress fabrics sales noted above, as well as certain non-recurring charges totaling $249,000 for employee termination benefits and operational reorganization costs associated with our mattress fabrics segment.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and our investment in unconsolidated joint venture.

(dollars in thousands)	April 28, 2019	April 29, 2018	% Change
Accounts receivable	$12,098	$15,195	(20.4)%
Inventory	24,649	28,740	(14)%
Property, plant & equipment	44,266	48,797	(9.3)%
Investment in unconsolidated joint venture	1,508	1,501	0.5%

Accounts Receivable

As of April 28, 2019, accounts receivable decreased 20.4% compared with April 29, 2018. This decrease reflects the decrease in net sales noted above.

Inventory

As of April 28, 2019, inventory decreased 14.2% compared with April 29, 2018. The decrease reflects the decreased in net sales noted above.

Property, Plant & Equipment

The $44.3 million at April 28, 2019, represents property, plant and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively. The $48.8 million at April 29, 2018, represents property, plant, and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively.

As of April 28, 2019, property, plant, and equipment decreased compared with April 29, 2018. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on machinery and equipment. During fiscal 2019, our mattress fabrics segment reporting capital expenditures of $2.5 million and depreciation expense of $7.0 million.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings, Ltd. (see Note 9 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

		Twelve Months Ended
(dollars in thousands)	April 28, 2019		April 29, 2018		% Change

Non-U.S. Produced	$121,818	90%	$122,635	94%	(0.7)%
U.S. Produced	13,836	10%	8,493	6%	62.9%
Total	$135,654	100%	$131,128	100%	3.5%

Although overall upholstery fabrics sales increased in fiscal 2019 compared to the prior year, our sales decreased 8.3% during the fourth quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.  Our upholstery fabrics net sales reflected more challenging market conditions with generally weaker consumer demand for furniture during the fourth quarter, as well as the ongoing trade dispute between the U.S. and China and continued uncertainties surrounding tariffs. The anticipation of additional tariffs resulted in more advance customer purchases in previous quarters and inflated inventories heading into the fourth quarter. This factor, combined with the generally weaker demand for furniture, affected our sales for the fourth quarter.

The increase in upholstery fabric net sales for the year includes the contribution from Read, acquired on April 1, 2018 (see below for further details regarding the acquisition of Read), partially offset by the decline in sales associated with the closure of our Anderson, South Carolina facility during the second quarter of fiscal 2019.  Additionally, these results reflect our product-driven strategy with a sustained focus on innovation and creative designs. Our ability to provide a diverse product offering has allowed us to reach new market segments and expand our customer base in both the residential and hospitality markets. Our results reflect the continued success of this strategy, highlighted by expanded sales of LiveSmart®, our popular “performance” line of highly durable stain-resistant fabric.

Currently, we expect the soft retail demand trends for furniture, as well as the impact of the continued uncertainties surrounding tariffs and the associated geopolitical risks, to continue at least through the early part of fiscal 2020.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 28, 2019	April 29, 2018	Change

Gross profit	$25,374	$25,836		(1.8)%
Gross profit margin	18.7%	19.7%	(100	)bp
SG&A expenses	14,551	14,881		(2.2)%
Income from operations	10,823	10,956		(1.2)%
Operating margin	8.0%	8.4%	(40	)bp

Despite the increase in net sales noted above, our profitability in upholstery fabrics decreased slightly in fiscal 2019 compared with the same period a year ago. The decrease in profitability was primarily due to restructuring related charges totaling $2.3 million related to the closure of our upholstery fabrics operation located in Anderson, South Carolina (see below for further details regarding closure of our Anderson plant facility).

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences. The following summarizes our restructuring credit and related charges totaling $1.6 million that were associated with this exit and disposal activity.

(dollars in thousands)	2019
Inventory markdowns	$1,564
Other operating costs associated with a closed facility	824
Employee termination benefits	661
Gain on sale of property, plant, and equipment	(1,486)
Total net charge	$1,563

Of this total net charge, a charge of $2.3 million, a charge of $40,000 and a credit of $825,000 was recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, at least through the early part of fiscal 2020, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

Business Combination - Read Window Products, LLC

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Agreement) to acquire certain assets and assume certain liabilities of Read, a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read's own products. Read’s custom product line includes motorization, shades, upholstered drapery, upholstered headboards and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line allows us to be a more complete source of fabrics for the hospitality market, in which we believe there are significant growth opportunities.

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on April 1, 2018, $375,000 was paid in May 2018, and $763,000 was paid in July 2019.

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
$5,680

The Agreement contains a contingent consideration arrangement that requires us to pay the former shareholder of Read an earn-out payment based on adjusted EBITDA, as defined in the Agreement for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA target. As of April 28, 2019, based on actual financial results in relation to the pre-established adjusted EBITDA target, a contingent payment is not required under the terms of the Agreement, and therefore, no contingent liability has been recorded.

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	April 28, 2019	April 29, 2018	% Change
Accounts receivable	$11,274	$11,112	1.5%
Inventory	22,915	24,714	(7.3)%
Property, plant & equipment	1,795	2,445	(26.7)%

Accounts Receivable

As of April 28, 2019, accounts receivable was comparable with April 29, 2018. This trend reflects a decrease in net sales of 8.3% for the fourth quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018 noted above, offset by higher days sales outstanding of 34 days for the fourth quarter of fiscal 2019 compared with 31 days for the fourth quarter of fiscal 2018.

Inventory

As of April 28, 2019, inventory decreased compared with April 29, 2018. The trend primarily represents the decrease in net sales noted above during the fourth quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018.

Property, Plant & Equipment

The $1.8 million at April 28, 2019, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $591,000. The $2.4 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $1.8 million and located in China of $661,000.

Home Accessories Segment

	Twelve Months Ended
(dollars in thousands)	April 28, 2019	April 29, 2018

Net sales	$15,956	-
Gross profit	4,428	-
Gross profit margin	27.8%	-
SG&A expenses	5,163	-
Loss from operations	(735)	-
Operating margin	(4.6)%	-

Net Sales, Gross Profit, and Operating Income

This segment, which includes our June 2018 majority investment in eLuxury, represents our e-commerce and finished products business offering bedding accessories and home goods.  The combined platform for this new segment supports sales of finished products to both consumers and business through global e-commerce and business-to-business sales channels.

Net sales for our home accessories segment were $16.0 million since the June 2018 investment date in eLuxury, with no comparable prior year sales.  Our home accessories segment financial results for fiscal 2019 reflect typical product roll-out, sampling, and marketing challenges in connection with the start-up and integration of a newly combined platform. These challenges, along with reduced demand for legacy products, primarily mattress pads, unfavorably affected our financial results for the year.

Our strategic focus for the segment is to develop innovative bedding accessory products and other home good items through our global manufacturing platform and in coordination with Culp’s other business segments.  During the second half of fiscal 2019, we developed and launched new products featuring Culp mattress fabrics and upholstery fabrics, including mattress pads and mattress protectors made with Culp mattress fabrics and dog beds made with LiveSmart® performance fabric. Additionally, we are focused on expanding our sales channels beyond eLuxury’s e-commerce platform to reach business retailers, both in brick and mortar stores and through their online platforms, as well as customers in the hospitality industry.

Business Combination - eLuxury, LLC

Overview

Effective June 22, 2018, we entered an Equity Purchase Agreement (Equity Agreement”) pursuant to which we acquired an 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

This acquisition brings together eLuxury's experience in e-commerce, online brand building and direct to consumer shopping and fulfillment with our global production, sourcing and distribution capabilities.

The estimated consideration given for the 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represents the estimated purchase price and $5.6 million represents the estimated fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 is to be paid in September 2019, subject to certain conditions as defined in the Equity Agreement.

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

Consolidation and Non-Controlling Interest

As a result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the noncontrolling interest in eLuxury is excluded from total consolidated net income (loss) to arrive at net income (loss) attributable to Culp Inc. common shareholders.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our fiscal 2019 Consolidated Statement of Net Income.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant and equipment.

(dollars in thousands)	April 28, 2019	April 29, 2018
Accounts receivable	$379	$-
Inventory	3,296	-
Property, plant & equipment	1,910	-

Property, Plant & Equipment

The $1.9 million at April 28, 2019, represents property, plant, and equipment located in the U.S.

Refer to Note 21 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 28, 2019	April 29,2018	% Change

SG&A expenses	$38,405	$37,172	3.3%
Interest expense	42	94	(55.3)%
Interest income	766	534	43.4%
Other expense	1,346	1,018	32.2%

Selling, General and Administrative Expenses

SG&A expenses during fiscal 2019 increased compared with fiscal 2018. This trend is primarily due to increased selling expenses associated with our home accessories segment, partially offset by lower incentive compensation expense reflecting weaker financial results for the company in relation to pre-established targets, as well as lower professional fees.

Interest Expense

Interest costs incurred were $42,000 during fiscal 2019 compared with $194,000 during fiscal 2018.

No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2019. Interest costs of $100,000 were capitalized for the construction of qualifying fixed assets during fiscal 2018. Interest costs that have been capitalized will be amortized over the related assets’ useful lives.

Interest Income

During fiscal 2019 and 2018, our interest income was primarily associated with our investment grade U.S. corporate bonds located in the Cayman Islands. The increase in our interest income during fiscal 2019 compared with fiscal 2018 stemmed from repatriated earnings and profits from our foreign subsidiaries that were invested in U.S. money market funds at higher interest rates. Additionally, the increase is due to higher interest rates and participant account balances held in our Rabbi Trust that are associated with our deferred compensation plan, during fiscal 2019 compared with fiscal 2018.

Other Expense

Other expenses during fiscal 2019 increased compared with fiscal 2018. This increase is primarily due to a $500,000 contribution for an endowed scholarship to the University of North Carolina at Chapel Hill in honor of our Co-Founder and former Chairman of the Board. This charitable contribution will be paid over a period of three years.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.4 million, or 53.6% of income before income tax expense, in fiscal 2019 compared with income tax expense of $5.7 million, or 21.4% of income before income tax expense, in fiscal 2018. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018
federal income tax rate	21.0%	30.4%
undistributed earnings from foreign subsidiaries	37.2	-
valuation allowance	(37.1)	0.4
global intangible low taxed income tax (GILTI)	17.9	-
foreign tax rate differential	13.7	3.7
tax effects of the 2017 Tax Cuts and Jobs Act	(4.6)	(7.6)
tax effects of Chinese foreign exchange gains(losses)	2.3	(2.8)
reversal of foreign uncertain income tax position	-	-
tax effects of stock-based compensation	0.6	(1.8)
other	2.6	(0.9)
	53.6%	21.4%

Our income tax expense of $6.4 million and the increase in our income tax rate compared with fiscal 2018, reflects the mix of our taxable income favoring our foreign tax jurisdictions located in Canada and China that have higher income tax rates in relation to the U.S., and a significant decline in U.S. taxable income, which declined more than anticipated during our fourth quarter. This resulted in a significant increase in our Global Intangible Low Taxed Income (“GILTI”) Tax, which was mostly incurred during our fourth quarter. Our income tax expense of $5.7 million in fiscal 2018 included an income tax benefit totaling $2.1 million associated with the Tax Act, which represents an income tax benefit of $4.3 million pertaining to the one-time mandatory repatriation tax, partially offset by a $2.2 million income tax charge for the re-measurement of our U.S. deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate, compared with a final provisional income tax benefit of $550,000 that was recorded in the third quarter of fiscal 2019.

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of the GILTI tax.

The corporate income tax rate reduction was effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we were subject to IRS rules relating to transitional income tax rates for fiscal 2018. As a result, our fiscal 2018 U.S. federal income tax rate was a blended income tax rate of 30.4% compared with a fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019.

The re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries were components of the Tax Act that significantly affected our financial statements during fiscal 2019 and 2018. As of April 29, 2018, we had not yet completed our assessment of the effects of the Tax Act, however, we were able to determine reasonable estimates for the effects of the components specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As a result, our estimates changed and revisions to these estimates were recorded during the measurement period allowed by SAB 118, which was not to extend beyond one year from the Enactment Date.

The provisional estimates related to our U.S. deferred income tax balances and Transition Tax changed due to a variety of factors that included, (i) actual versus estimates of accumulated earnings and profits associated with our foreign subsidiaries, (ii) utilization of our foreign income tax credits, (iii) the election of whether or not to apply our existing U.S. federal net operating loss carryforwards against the Transition Tax, (iv) actual versus estimates regarding the reversal of U.S. deferred income taxes occurring in fiscal 2018 based on our blended U.S. federal income tax rate of 30.4% compared with our fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances during fiscal 2019 and 2018, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of the Tax Act, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. As a result, we recorded a provisional income tax charge of $2.2 million for the re-measurement of our U.S. net deferred income taxes during fiscal 2018. During the third quarter of fiscal 2019, we completed our assessment of the remeasurement of our U.S. deferred income tax balances in accordance with SAB 118 and recorded a final provisional income tax benefit of $268,000.

The Transition Tax was based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”).  Also, E&P was not permanently reinvested prior to the Tax Act. As a result, we recorded a provisional income tax benefit of $4.3 million for the income tax effects of the Transition Tax during fiscal 2018. This $4.3 million income tax benefit related to an income tax benefit of $18.0 million for the release of deferred income tax liabilities related to E&P and an income tax benefit of $11.7 million related to the reduction in our U.S. Federal income tax rate pursuant to the Tax Act on the effective settlement of an IRS exam related to E&P, partially offset by an income tax charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.4 million. During the third quarter of fiscal 2019, we completed our assessment of the income tax effects of the Transition Tax and recorded a final provisional income tax benefit of $282,000. Additionally, we elected to pay the Transition Tax over a period of eight years in accordance with the Tax Act.

GILTI

In addition to the above components of the Tax Act, GILTI was effective during fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded an income tax charge of $2.1 million during fiscal 2019.

On June 14, 2019, the U.S. Treasury released proposed regulations regarding the GILTI provisions of the U.S. income tax code. The proposed regulations contain a provision for an exclusion from treatment as GILTI if taxable income amounts are subject to a high rate of foreign income tax, as defined in the proposed regulations. If an entity were to qualify for the high-income tax exception, the high-taxed income earned that would be subject to GILTI and U.S. income tax may be excluded from U.S. income tax. However, since these regulations are in proposed form, an entity is not allowed to record an income tax benefit under these provisions until these regulations have been finalized.

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

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of April 28, 2019 and April 29, 2018 respectively.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. At April 28, 2019, we assessed the financial reporting requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of April 28, 2019 and April 29, 2018, respectively.

Uncertainty in Income Taxes

At April 29, 2018, we had a $903,000 total gross unrecognized income tax benefit that relates to double taxation under applicable income tax treaties with foreign tax jurisdictions, in which currently, significant change is not expected within the next fiscal year.

United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2015 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2014 and subsequent.

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

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

Our income tax payments totaled $6.7 million during fiscal 2019 compared with $4.0 million during fiscal 2018. Our income tax payments were mostly associated with our subsidiaries located in Canada and China. These payments increased during fiscal 2019 as compared with the same period a year ago, primarily due to withholding tax payments of $879,000 associated with an earnings and profit distribution from our subsidiary located in Canada, installment payments totaling $600,000 pertaining to our Transition Tax in connection with the Tax Act,  and higher installment payments associated with our subsidiary located in Canada  as a result of increased taxable income.

As a result of the Tax Act, we started making installment payments associated with the Transition Tax in fiscal 2019. Additionally, we elected to pay the Transition Tax over a period of eight years in accordance with the Tax Act. Lastly, at April 28, 2019, we have U.S. federal net operating loss carryforwards totaling $6.9 million. This fact, coupled with the lower U.S. corporate income tax rate and the immediate expensing of U.S. capital expenditures next year, is currently expected to result in minimal U.S. cash income taxes paid in fiscal 2020.

2018 compared with 2017

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 29, 2018	April 30, 2017	Change

Net sales	$192,597	$190,805	0.9%
Gross profit	38,797	43,065	(9.9)%
Gross profit margin	20.1%	22.6%	(250	)bp
SG&A expenses	12,935	13,685	(5.5)%
Income from operations	25,861	29,380	(12.0)%
Operating margin	13.4%	15.4%	(200	)bp

Net Sales

Although overall mattress fabrics sales increased slightly in fiscal 2018 compared to the prior year, our sales decreased 4.7% during the fourth quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017. Our mattress fabrics net sales reflected more challenging market conditions with soft demand trends across the bedding industry and the impact of lower priced imported mattresses that occurred during the fourth quarter.

Gross Profit and Operating Income

Overall

The decrease in mattress fabrics profitability primarily reflected higher operating costs that were incurred in the first half of fiscal 2018 and were associated with production disruptions during a transition period of substantial capital investment and supply chain enhancements designed to improve our operations and product delivery performance.

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

•
We completed the relocation of our CLASS production platform to an existing facility in High Point, North Carolina, as of the end of our second quarter of fiscal 2018. This relocation provided a more efficient and streamlined production flow and access to a larger labor pool, as well as expanded showroom and production development space.

•
We completed expansion of our Canadian operations in the fourth quarter of fiscal 2017, with additional finishing equipment and a new distribution center that allows us to ship directly to our customers in Canada.

Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of the company, entered into a joint venture agreement, pursuant to which Culp International owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 (October 2017) and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform (see note 9 located in the notes to the consolidated financial statements for further details).

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and our investment in an unconsolidated joint venture.

(dollars in thousands)	April 29, 2018	April 30, 2017	% Change
Accounts receivable	$15,195	$15,512	(2.0)%
Inventory	28,740	31,526	(8.8)%
Property, plant & equipment	48,797	48,916	(0.2)%
Investment in unconsolidated joint venture	1,501	1,106	35.7%

Accounts Receivable

As of April 29, 2018, accounts receivable were comparable with April 30, 2017. This trend reflects a decrease in net sales of 4.7% for the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017 noted above.

Inventory

As of April 29, 2018, inventory decreased compared with April 30, 2017. The trend primarily represents the decrease in net sales noted above during the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017.

Property, Plant & Equipment

The $48.8 million at April 29, 2018, represents property, plant and equipment of $35.4 million and $13.4 million located in the U.S. and Canada, respectively. The $48.9 million at April 30, 2017, represents property, plant, and equipment of $34.0 million and $14.9 million located in the U.S. and Canada, respectively.

As of April 29, 2018, property, plant, and equipment was comparable with April 30, 2017. The mattress fabric segment incurred depreciation expense of $6.8 million and had capital spending of $6.7 million in fiscal 2018.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of CLIH noted above.

Upholstery Fabrics Segment

Net Sales

		Twelve Months Ended
(dollars in thousands)	April 29, 2018		April 30, 2017		% Change

Non-U.S. Produced	$122,635	94%	$109,012	92%	12.5%
U.S. Produced	8,493	6%	9,727	8%	(12.6)%
Total	$131,128	100%	$118,739	100%	10.4%

The increase in upholstery fabric net sales reflected our focus on innovation and creative designs, supported by our manufacturing platform located in China. Our ability to provide a diverse product offering allowed us to reach new market segments. Our results reflected the success of this strategy, highlighted by expanded sales of LiveSmart®, our popular “performance” line of highly durable stain-resistant fabric. In response, we launched a new website specifically to promote this innovative product line, along with a more aggressive marketing campaign.

Also, we achieved continued sales growth in fabrics designed for the hospitality market. In order to take advantage of the growth opportunities in the hospitality market, we completed the acquisition of Read during the fourth quarter of fiscal 2018 (see note 2 to the consolidated financial statements for further details).

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 29,2018	April 30, 2017	Change

Gross profit	$25,836	$26,170		(1.3)%
Gross profit margin	19.7%	22.0%	(230	)bp
SG&A expenses	14,881	15,079		(1.3)%
Income from operations	10,956	11,091		(1.2)%
Operating margin	8.4%	9.3%	(90	)bp

Despite the increase in net sales noted above, our profitability in upholstery fabrics decreased in fiscal 2018 compared with fiscal 2017. The decrease in profitability was primarily due to higher operating costs associated with our operations located in China resulting from unfavorable foreign exchange rates experienced in the second half of fiscal 2018, and a decline in profitability associated with our U.S. upholstery fabric operation located in Anderson, South Carolina, resulting from changing consumer style preferences and reduced customer demand for products made in this facility.

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	April 29, 2018	April 30, 2017	% Change
Accounts receivable	$11,112	$9,065	22.6%
Inventory	24,714	19,956	23.8%
Property, plant & equipment	2,445	1,879	30.1%

Accounts Receivable

As of April 29, 2018, accounts receivable increased by 22.6% compared with April 30, 2017. This increase was primarily due to an increase in net sales of 11% during the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2018 and accounts receivable acquired from Read.

Inventory

As of April 29, 2018, inventory increased by 23.8% compared with April 30, 2017. This increase was primarily due to the increase in net sales and inventory acquired from Read.

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

Selling, General and Administrative Expenses

SG&A expenses for fiscal 2018 compared with fiscal 2017 included lower incentive compensation expense reflecting weaker financial results in relation to pre-established financial targets, partially offset by the following items that increased SG&A expenses:

•	Non-recurring charges associated with the consolidation of our mattress production facilities that were primarily incurred during the first half of fiscal 2018.
•	Non-recurring legal and other professional fees incurred that related to acquisition activity.

Interest Expense

Interest costs incurred were $194,000 during fiscal 2018 compared with $158,000 for the same period a year ago. Our interest costs during fiscal 2018 and 2017 pertained to borrowings associated with our U.S. revolving line of credit and with the construction of a new building associated with our mattress fabrics segment (Refer to Notes 13 and 15 located in the notes to the consolidated financial statements for further details).

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

Interest Income

Interest income increased during fiscal 2018 compared with fiscal 2017. The increase in interest income was due to management's decision at the end of the second quarter of fiscal 2017 to invest approximately $31.0 million in investment grade U.S. Corporate bonds with maturities that primarily ranged from 2 to 2.5 years. The purpose of this investment was to earn a higher rate of return on our excess cash located in the Cayman Islands.

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

	2018	2017
federal income tax rate	30.4%	34.0%
tax effects of the 2017 Tax Cuts and Jobs Act	(7.6)	-
tax effects of Chinese foreign exchange (losses) gains	(2.8)	1.6
tax effects of stock-based compensation	(1.8)	-
foreign tax rate differential	3.7	-
reversal of foreign uncertain income tax position	-	(11.6)
valuation allowance	0.4	(0.2)
other	(0.9)	0.9
	21.4%	24.7%

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $40.0 million at April 28, 2019, cash flow from operations, and current availability ($30.9 million at April 28, 2019) under our revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

At April 28, 2019, our cash and cash equivalents, and short-term and long-term investments (held-to-maturity) totaled $45.0 million compared with $54.5 million at April 29, 2018. The decrease from the end of fiscal 2018 was primarily due to cash payments of $12.1 million for acquisitions that were mostly associated with the purchase of our 80% ownership in eLuxury, $8.1 million to our shareholders in the form of regular quarterly dividend payments and common stock repurchases, $4.7 million in capital expenditures (of which $1.4 million was vendor financed) that were mostly associated with our mattress fabric segment, and $1.3 million in employee withholding tax payments associated with the vesting of certain stock-based compensation awards, partially offset by net cash provided by operating activities totaling $13.9 million and proceeds from the sale of property, plant, and equipment totaling $1.9 million that were associated with the closure of our upholstery fabrics facility located in Anderson, South Carolina.

Our net cash provided by operating activities of $13.9 million in fiscal 2019 decreased $13.6 million compared with $27.5 million in fiscal 2018. The decrease is primarily due to decreased income from operations.

At April 28, 2019, all of our outstanding borrowings totaling $675,000 pertained to our subordinated credit agreement between eLuxury and its minority owner.

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

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	April 28,	April 29,
(dollars in thousands)	2019	2018
United States	$33,078	$10,537
China	9,670	9,221
Canada	2,196	3,715
Cayman Islands	64	31,000
	$45,008	$54,473

During the third and fourth quarters of fiscal 2019, we experienced significant shift of cash and investments held in the Cayman Islands to the U.S. This trend was primarily due to our strategy of taking advantage of the Tax Act, which allows a U.S. corporation a 100% dividend received deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

At April 29, 2018, of the $31.0 million in cash and investments held in the Cayman Islands, almost all pertained to investment grade U.S. corporate bonds. As our U.S. corporate bonds matured, we repatriated almost all of our earnings and profits residing in the Cayman Islands to our U.S. parent company. During fiscal 2019, we received cash proceeds from the sale of our U.S. corporate bonds totaling $25.7 million, of which $21.7 million was received in the third and fourth quarters. In turn, we repatriated earnings and profits to our U.S. parent company totaling $31.3 million during fiscal 2019, of which $28.0 million pertained to our third and fourth quarters.

Dividend Program

On June 12, 2019, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.10 per share. This payment will be made on or about July 16, 2019, to shareholders of record as of July 5, 2019.

During fiscal 2019, dividend payments totaled $4.7 million, all of which represented our regular quarterly cash dividend payments ranging from $0.09 to $0.10 per share.

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

During fiscal 2019, we purchased 160,823 shares of our common stock at a cost of $3.3 million, most of which was purchased during our second and third quarters. During fiscal 2018 and 2017, there were no repurchases of our common stock.

At April 28, 2019, we had $1.7 million available for additional repurchases of our common stock

Working Capital

Accounts receivable at April 28, 2019, were $23.8 million, a decrease of $2.6 million or 10%, compared with $26.3 million at April 29, 2018. The decrease in accounts receivable primarily relates to our decrease in net sales during the fourth quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018. Net sales during the fourth quarter of fiscal 2019 were $71.0 million, a decrease of 9%, compared with $78.2 million during the fourth quarter of fiscal 2018. Days’ sales in accounts receivable were 30 days during both our fourth quarter of fiscal 2019 and 2018.

Inventories at April 28, 2019 were $50.9 million, a decrease of 2.6 million or 5%, compared with $53.5 million at April 29, 2018. The decrease in inventory primarily relates to our decrease in net sales during the fourth quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018 noted above, partially offset by an increase in inventory associated with our new home accessories business segment totaling $3.3 million. Inventory turns were 4.6 and 4.8 during the fourth quarter of fiscal 2019 and 2018, respectively.

Accounts payable-trade at April 28, 2019, were $24.4 million, a decrease of $2.9 million or 11% compared with $27.2 million at April 29, 2018. The decrease in accounts payable is due to the decline in inventory purchases as a result of the decline in our net sales volume noted above.

Operating working capital (accounts receivable and inventories, less deferred revenue and accounts payable-trade and capital expenditures) was $49.8 million at April 28, 2019, compared with $49.9 million at April 29, 2018. Operating working capital turnover was 5.8 in fiscal 2019 compared to 7.1 in fiscal 2018.

Financing Arrangements

Revolving Credit Agreements

Currently, we have revolving credit agreements with banks for our U.S. parent company and our operations located in China. The purposes of our revolving credit lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. to take advantage of the Tax Act, which allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

Subordinated Loan Payable

On February 17, 2019, eLuxury entered into a subordinated credit agreement with the owner of its noncontrolling interest which provides a revolving loan commitment of $1.0 million that expires on June 22, 2023.  Interest was charged at a rate (applicable interest rate of 3.93% April 28, 2019) as a variable spread over LIBOR based on Culp's ratio of debt to EBITDA. At April 28, 2019, there were borrowings outstanding under this agreement totaling $675,000.

Overall

Our loan agreements require, among amount other things, that we maintain compliance with certain financial covenants. As of April 28, 2019, we complied with these financial covenants.

Refer to Note 13 located in the notes to the consolidated financial statements for further details of our credit agreements.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total

Capital expenditures	$1,428	-	-	-	-	-	$1,428
Accounts payable -
capital expenditures	78	-	-	-	-	-	78
Operating leases	3,044	2,120	1,169	723	678	346	8,080
Subordinated Loan Payable	-	-	-	-	675	-	675
Interest expense	27	27	27	27	4	-	112
Total (1)	$4,577	2,147	1,196	750	1,357	346	$10,373

Note:  Payment Obligations by End of Each Fiscal Year

(1)
At April 28, 2019, we had $903,000 of total gross unrecognized tax benefits, of which $380,000 and $523,000 were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $903,000 in total gross unrecognized tax benefits, $380,000 would not be subject to cash payments due to the company’s U.S. federal net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $4.7 million (of which $1.4 million was vendor financed) for fiscal 2019, compared with $11.8 million (of which $3.8 million was vendor financed) for fiscal 2018. Capital expenditures for fiscal 2019 and 2018 mostly related to our mattress fabrics segment.

Depreciation expense was $8.1 million for fiscal 2019 compared with $7.7 million for fiscal 2018. Depreciation expense for fiscal 2019 and 2018 mostly related to our mattress fabrics segment.

For fiscal 2020, we are currently projecting capital expenditures to be in the range of $6.5 million to $7.0 million. Depreciation expense for the company as a whole is projected to be $8.0 million for fiscal 2020. The estimated capital expenditures and depreciation expense for fiscal 2020 primarily relate to our mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

Refer to Note 15 located in the notes to the consolidated financial statements for further details of our accounts payable – capital expenditures.

Purchase Commitments - Capital Expenditures

Refer to Note 15 located in the notes to the consolidated financial statements for further details of our purchase commitments – capital expenditures.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.2 million, $4.6 million, and $4.6 million, in fiscal 2019, 2018, and 2017, respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $46.0 million, or 15.5% of net sales, in fiscal 2019, $60.0 million, or 18.5% of net sales, in fiscal 2018, and $64.6 million, or 20.9% of net sales, in fiscal 2017.

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

Accounts Receivable - Allowance for Doubtful Accounts

As of April 28, 2019, accounts receivable totaled $23.8 million of which $12.1 million, $11.3 million, and $379,000 pertained to our mattress fabrics segment, upholstery fabrics segment, and home accessories segment, respectively.  Additionally, as of April 28, 2019, the aggregate accounts receivable balance of our ten largest customers was $10.3 million, or 43% of trade accounts receivable. No customers within any of our business segments accounted for more than 10% of our consolidated accounts receivable balance as of April 28, 2019.

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

The reserve balance for doubtful accounts was $393,000 and $357,000 at April 28, 2019, and April 29, 2018, respectively.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business.  Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low-cost imports and shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain patterns.  As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen-month categories.  We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on current market values at that time as compared to their current carrying values. While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

Goodwill

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our operations are currently classified into four reporting units: mattress fabrics, upholstery fabrics, Read Window Products, LLC, and home accessories.

We assess goodwill for impairment at the end of each fiscal year or between annual tests if we believe indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, and (3) a deterioration in general economic conditions. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

At April 28, 2019 and April 29, 2018, our goodwill totaled $27.2 million and $13.6 million, respectively.

Our evaluation of goodwill completed as of April 28, 2019, resulted in no impairment losses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company’s assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred income taxes of a change in income tax rates is recognized in net income (loss) in the period that includes the enactment date.

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

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of April 28, 2019 and April 29, 2018.

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

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of April 28, 2019 and April 29, 2018, respectively.

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

Refer to Note 14 located in the notes to the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

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

Compensation expense for our time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. For performance goals that are not probable of occurrence, no compensation expense will be recognized. Performance goals that were previously deemed probable and subsequently were not or are not expected to be met, previously recognized compensation cost will be reversed. At April 29, 2019, the remaining compensation cost related to our performance based restricted stock units was $328,000.

We recorded $130,000, $2.2 million, and $3.4 million of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2019, 2018, and 2017, respectively.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU No. 2016-09 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, we adopted this guidance during the first quarter of fiscal 2018. ASU No. 2016-09 aimed to simplify several aspects of accounting and financial reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our Consolidated Balance Sheet on a prospective basis. The impact to our results of operations related to this provision was an income tax charge of $77,000 during fiscal 2019 and an income tax benefit of $497,000, during fiscal 2018. The impact of this provision on our future results of operations will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards, and therefore, the impact is difficult to predict. In connection with another provision within ASU No. 2016-09, we elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption.

Also, we adopted the provisions of ASU No. 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $657,000 for fiscal 2017. Additionally, we no longer classify payments for employee taxes when common stock shares are withheld to satisfy the employer’s statutory income tax withholding obligation as an operating activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $429,000 for fiscal 2017.

Our equity incentive plans are described more fully in Note 16 in the notes to the consolidated financial statements.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2019.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2020 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At April 28, 2019, our U.S. revolving credit agreement, as well as eLuxury’s subordinated credit agreement with the owner of its non-controlling interest, require interest to be charged at a rate (applicable interest rate of 3.36% at April 28, 2019) as a variable spread over LIBOR based on Culp's ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 28, 2019, we did not have any borrowings outstanding under our revolving credit agreement and had $675,000 in borrowings outstanding under the subordinated credit agreement between eLuxury and the owner of its non-controlling interest.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at April 28, 2019, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina Corporation) and subsidiaries (the “Company”) as of April 28, 2019 and April 29, 2018, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of April 28, 2019 and April 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 12, 2019 expressed an unqualified opinion.

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

Charlotte, North Carolina

July 12, 2019

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 28, 2019 and April 29, 2018	2019	2018
ASSETS
current assets:
cash and cash equivalents	$40,008	$21,228
short-term investments - available for sale	-	2,451
short-term investments - held to maturity	5,001	25,759
accounts receivable, net	23,751	26,307
inventories	50,860	53,454
current income taxes receivable	776	-
other current assets	2,849	2,870
total current assets	123,245	132,069

property, plant and equipment, net	48,389	51,794
goodwill	27,222	13,569
intangible assets	10,448	4,275
deferred income taxes	457	1,458
long-term investments - held-to-maturity	-	5,035
long-term investments - rabbi trust	7,081	7,326
noncurrent income taxes receivable	733	-
investment in unconsolidated joint venture	1,508	1,501
other assets	643	957
total assets	$219,726	$217,984

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$24,377	$27,237
accounts payable - capital expenditures	78	1,776
deferred revenue	399	809
accrued expenses	9,192	9,325
accrued restructuring costs	124	-
income taxes payable	1,022	1,437
total current liabilities	35,192	40,584

accrued expenses - long-term	333	763
subordinated loan payable	675	-
contingent consideration - earn-out obligation	5,856	-
income taxes payable - long-term	3,249	3,758
deferred income taxes	3,176	2,150
deferred compensation	6,998	7,353
total liabilities	55,479	54,608

commitments and contingencies (notes 13 and 15)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,391,160 at
April 28, 2019 and 12,450,276 at April 29, 2018	620	623
capital contributed in excess of par value	43,694	48,203
accumulated earnings	115,579	114,635
accumulated other comprehensive income (loss)	40	(85)
total shareholders' equity attributable to Culp Inc.	159,933	163,376
non-controlling interest	4,314	-
total equity	164,247	163,376
total liabilities and equity	$219,726	$217,984

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended April 28, 2019, April 29, 2018 and April 30, 2017

(dollars in thousands, except per share data)	2019	2018	2017

net sales	$296,669	$323,725	$309,544
cost of sales	246,471	259,092	240,309
gross profit	50,198	64,633	69,235

selling, general and administrative expenses	38,405	37,172	39,157
restructuring credit	(825)	-	-
income from operations	12,618	27,461	30,078

interest expense	42	94	-
interest income	(766)	(534)	(299)
other expense	1,346	1,018	681
income before income taxes	11,996	26,883	29,696
income tax expense (note 14)	6,424	5,740	7,339
loss from investment in unconsolidated joint venture (note 9)	114	266	23
net income	5,458	20,877	22,334
Plus: net loss attributable to non-controlling interest	218	-	-
net income attributable to Culp Inc. common shareholders	$5,676	$20,877	$22,334

net income attributable to Culp Inc. common shareholders per share-basic	$0.46	$1.68	$1.81
net income attributable to Culp Inc. common shareholders per share-diluted	$0.45	$1.65	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended April 28, 2019, April 29, 2018 and April 30, 2017

	2019	2018	2017

net income	$5,458	$20,877	$22,334

other comprehensive income (loss)

unrealized gain (loss) on foreign currency cash flow hedge, net of tax

unrealized holding loss on foreign currency cash flow hedge	(9)	(55)	-
reclassification adjustment for realized loss on foreign currency cash flow hedge	64	-	-

total unrealized gain (loss) on foreign currency cash flow hedge	55	(55)	-

unrealized gains (losses) on investments, net of tax

unrealized holding (losses) gains on investments	(47)	(26)	128

reclassification adjustment for realized loss included in net income	117	-	12

total unrealized gain (loss) on investments	70	(26)	140

total other comprehensive income (loss)	125	(81)	140

comprehensive income	5,583	20,796	22,474
Plus: comprehensive loss attributable to non-controlling interest	218	-	-
comprehensive income attributable to Culp Inc. common shareholders	$5,801	$20,796	$22,474

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shareholders' equity attributable to Culp Inc.

(dollars in thousands, except common stock shares)			Capital		Accumulated
			Contributed		Other
For the years ended April 28, 2019, April 29, 2018	Common Stock		in Excess	Accumulated	Comprehensive		Non-Controlling	Total
and April 30, 2017	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, May 1, 2016	12,265,489	$614	$43,795	$84,547	$(144)	$128,812	$-	$128,812
net income	-	-	-	22,334	-	22,334	-	22,334
stock-based compensation	-	-	3,358	-	-	3,358	-	3,358
unrealized gain on investments	-	-	-	-	140	140	-	140
excess tax benefit related to stock-based compensation	-	-	657	-	-	657	-	657
common stock issued in connection with vesting
of performance based restricted stock units	49,192	2	(2)	-	-	-	-	-
fully vested common stock award	4,800	-	-	-	-	-	-	-
common stock issued in connection with exercise
of stock options	68,000	3	585			588		588
common stock surrendered for the cost of stock option
excercises and withholding taxes payable	(30,850)	(1)	(978)	-	-	(979)	-	(979)
dividends paid	-	-	-	(6,280)	-	(6,280)	-	(6,280)
Balance, April 30, 2017	12,356,631	618	47,415	100,601	(4)	148,630	-	148,630
net income	-	-	-	20,877	-	20,877	-	20,877
stock-based compensation	-	-	2,212	-	-	2,212	-	2,212
unrealized loss on foreign currency cash flow hedge instrument	-	-	-	-	(55)	(55)	-	(55)
unrealized loss on investments	-	-	-	-	(26)	(26)	-	(26)
common stock issued in connection with vesting
of performance based restricted stock units	118,845	6	(6)	-	-	-	-	-
fully vested common stock award	4,800	-	-	-	-	-	-	-
common stock issued in connection with vesting
of time-based restricted stock units	1,200	-	-	-	-	-	-	-
common stock issued in connection with exercise
of stock options	15,600	1	110			111		111
common stock surrendered for withholding taxes payable	(46,800)	(2)	(1,528)	-	-	(1,530)	-	(1,530)
dividends paid	-	-	-	(6,843)	-	(6,843)	-	(6,843)
Balance, April 29, 2018	12,450,276	623	48,203	114,635	(85)	163,376	-	163,376
net income	-	-	-	5,676	-	5,676	(218)	5,458
acquistion of subsidiary with non-controlling interest	-	-	-	-	-	-	4,532	4,532
stock-based compensation	-	-	130	-	-	130	-	130
unrealized gain on foreign currency cash flow hedge instrument	-	-	-	-	55	55	-	55
unrealized gain on investments	-	-	-	-	70	70	-	70
common stock issued in connection with vesting
of performance based restricted stock units	136,996	7	(7)	-	-	-	-	-
fully vested common stock award	6,548	-	-	-	-	-	-	-
common stock issued in connection with vesting
of time-based restricted stock units	1,200	-	-	-	-	-	-	-
common stock surrendered for withholding taxes payable	(43,037)	(2)	(1,317)	-	-	(1,319)	-	(1,319)
common stock repurchased	(160,823)	(8)	(3,315)	-	-	(3,323)	-	(3,323)
dividends paid	-	-	-	(4,732)	-	(4,732)	-	(4,732)
Balance, April 28, 2019	12,391,160	$620	$43,694	$115,579	$40	$159,933	$4,314	$164,247

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 28, 2019, April 29, 2018, and April 30, 2017
(dollars in thousands)	2019	2018	2017

cash flows from operating activities:
net income	$5,458	$20,877	$22,334
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	8,117	7,672	7,085
amortization	780	351	244
stock-based compensation	130	2,212	3,358
deferred income taxes	2,027	(2,482)	4,667
gain on sale of equipment	(1,452)	-	(131)
loss from investment in unconsolidated joint venture	114	266	23
realized loss on sale of short-term investments	94	-	12
foreign currency exchange (gains) losses	(17)	66	78
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	2,339	(299)	(1,555)
inventories	3,841	(24)	(5,437)
other current assets	41	226	(495)
other assets	(65)	(81)	30
accounts payable-trade	(3,427)	(4,028)	5,828
accrued expenses and deferred compensation	(1,492)	(1,562)	992
deferred revenue	(410)	(94)	-
accrued restructuring costs	124	-	-
income taxes	(2,329)	4,373	(2,966)
net cash provided by operating activities	13,873	27,473	34,067

cash flows from investing activities:
net cash paid for acquisition of assets	(12,096)	(4,541)	-
capital expenditures	(3,261)	(8,005)	(11,858)
proceeds from the sale of equipment	1,894	6	141
investment in unconsolidated joint venture	(120)	(661)	(1,129)
purchase of short-term investments (available for sale)	(10)	(49)	(44)
proceeds from the sale of short-term investments (available for sale)	2,458	-	2,000
proceeds from the sale of short-term investments (held to maturity)	25,680	-	-
purchase of long-term investments (held-to-maturity)	-	-	(31,020)
proceeds from the sale of long-term investments (rabbi trust)	1,233	57	-
purchase of long-term investments (rabbi trust)	(1,011)	(1,902)	(1,351)
proceeds from life insurance policy	394	-	-
payments on life insurance policy	-	(18)	(18)
net cash provided by (used in) investing activities	15,161	(15,113)	(43,279)

cash flows from financing activities:
proceeds from lines of credit	12,000	19,000	9,000
payments on lines of credit	(12,000)	(19,000)	(9,000)
payments on vendor-financed capital expenditures	(1,412)	(3,750)	(1,050)
proceeds from subordinated loan payable	675	-	-
debt issuance costs	(50)	-	(2)
repurchases of common stock	(3,323)	-	-
dividends paid	(4,732)	(6,843)	(6,280)
common stock surrendered for withholding taxes payable	(1,319)	(1,530)	(429)
proceeds from common stock issued	-	111	37
net cash used in financing activities	(10,161)	(12,012)	(7,724)

effect of exchange rate changes on cash and cash equivalents	(93)	85	(56)

increase (decrease) in cash and cash equivalents	18,780	433	(16,992)

cash and cash equivalents at beginning of year	21,228	20,795	37,787

cash and cash equivalents at end of year	$40,008	$21,228	$20,795

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly-owned mattress fabric operations located in Stokesdale, NC, High Point, NC, Quebec, Canada, and a fifty percent owned cut and sew mattress cover operation located in Haiti.

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly-owned upholstery fabric operations located in Shanghai, China, Burlington, NC, and a recently acquired business located in Knoxville, TN (see Note 2 for further details regarding our business combinations).

Effective June 22, 2018, we acquired an 80% ownership interest in eLuxury (see Note 2 for further details), a company that offers bedding accessories and home goods directly to consumers and businesses through its e-commerce platform. eLuxury’s financial information is included in our home accessories segment, which is our new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Basis of Presentation

The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which are required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2019, 2018, and 2017.

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

Non-Controlling Interest

In connection with the acquisition of our 80% ownership interest in eLuxury, we entered into an  Equity Purchase Agreement (Equity Agreement) that contains substantive profit-sharing arrangement provisions in which it explicitly states the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp Inc., the controlling interest, and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss will be allocated at a percentage of 70% and 30% to Culp Inc. and the noncontrolling interest, respectively.

As result of the acquisition of our 80% controlling interest, we included all the accounts of eLuxury in our consolidated financial statements and have eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the noncontrolling interest in eLuxury is excluded from total consolidated net income attributable to Culp, Inc. common shareholders.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  Fiscal 2019, 2018, and 2017 each included 52 weeks.

Use of Estimates

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

A summary of our cash and cash equivalents by geographic area follows:

	April 28,	April 29,
(dollars in thousands)	2019	2018
United States	$28,078	9,452
China	9,670	9,221
Canada	2,196	2,349
Cayman Islands	64	206
	$40,008	21,228

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments (Available for Sale)

As of April 29, 2018, our short-term investments consisted of bond funds that were classified as available-for-sale and had an accumulated unrealized loss totaling $91,000. On April 29, 2018, our short-term investments were recorded at its fair value of $2.5 million and the fair value of our short-term investments approximated its cost basis.

A summary of our short-term investments by geographic area follows:

	April 28,	April 29,
(dollars in thousands)	2019	2018
Canada	$-	1,366
United States	-	1,085
	$-	2,451

Long-Term Investments (Rabbi Trust)

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale.

Our long-term investments are classified as available for sale and were recorded at its fair value of $7.1 million and $7.3 million at April 28, 2019 and April 29, 2018 respectively. Our long-term investments had an accumulated unrealized gain totaling $40,000 and $61,000 at April 28, 2019, and April 29, 2018, respectively.  The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Investments (Held-To-Maturity)

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds with maturities that ranged from 2 to 2.5 years, in which these bonds have since matured during the first quarter of fiscal 2020. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and recorded amortized cost.

At April 28, 2019, the amortized cost and fair value of our held-to-maturity investments were $5.0 million.

At April 29, 2018, the amortized cost of our held-to-maturity investments were $30.8 million and the fair value was $30.6 million.

Our U.S. corporate bonds were classified as level 2 as they were traded over the counter within a broker network and not on an active market. The fair value of our U.S. corporate bonds was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective U.S. corporate bond.

Accounts Receivable

Substantially all of our accounts receivable are due from manufacturers in the bedding and furniture industries.  We grant credit to customers and generally do not require collateral.  We record an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of our customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects.  We do not have any off-balance sheet credit exposure related to our customers.

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

Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount is the new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan and would be reported separately as assets held for sale in the Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $2.2 million in fiscal 2019 and pertained to our home accessories segment. No advertising costs were incurred during fiscal 2018 and 2017, respectively.

Interest Costs

Interest costs incurred were $42,000, $194,000, and $158,000 in fiscal years 2019, 2018, and 2017, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2019. Interest costs of $100,000 and $158,000 were capitalized for the construction of qualifying fixed assets during fiscal 2018 and 2017, respectively.

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

A summary of our foreign currency exchange (losses) gains by geographic area follows:

(dollars in thousands)	2019	2018	2017
China	$-	(298)	111
Canada	2	(8)	(120)
Euro foreign exchange contract	(64)	-	-
	$(62)	(306)	(9)

See Note 18 for additional details regarding our Euro foreign exchange contract.

Goodwill

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our operations are currently classified into four reporting units: mattress fabrics, upholstery fabrics, Read Window Products, LLC, and home accessories.

We assess goodwill for impairment at the end of each fiscal year or between annual tests if we believe indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, and (3) a deterioration in general economic conditions. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

Our evaluation of goodwill completed as of April 28, 2019, resulted in no impairment losses.

Income Taxes

Deferred Income Taxes – Overall

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income tax expense (benefit) in the period that includes the enactment date.

Deferred Income Taxes – Valuation Allowance

We evaluate our deferred income taxes to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since we operate in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

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

Revenue Recognition

On April 30, 2018 (the beginning of fiscal 2019), we adopted ASU 2014-09 “Revenue from Contracts with Customers” (ASC Topic 606 or the “new standard”). ASC Topic 606 requires us to disclose significant judgments and changes in judgments in applying the new standard that significantly affect the determination of the amount and timing of revenue from contracts with customers.

The application of the new standard did not materially affect our accounting policies followed in fiscal years 2018 and 2017 with regards to revenue recognition, determination of transaction prices, and revenue measurement. However, as required by ASC Topic 606, we recorded a significant reclassification adjustment from a contra account applied to accounts receivable to accrued expenses for estimated sales returns and allowances (see Note 4 to the consolidated financial statements for further details).

See below for disclosure of our significant judgements and accounting policies or determining the amount and timing of revenue from contracts with customers.

Revenue Recognition

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We determined that our customer purchase orders represent contracts.  In addition to purchase orders, we also have supply contracts with certain customers that define standard terms and conditions. Our contracts generally include promises to sell either upholstery fabric, mattress fabric, or bedding accessories and home goods products, to provide fabrication, and installation services of our own products associated with customized window treatments.

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

Revenue associated with our customized fabrication services, which are performed on various types of window treatments, is recognized over time once the customized products are deemed to have no alternative use and for which we have an enforceable right to payment for the services performed.  Revenue for our customized fabrication services is recognized over time using the output method based on units produced.  Revenue associated with our installation services of our own products is also recognized over time as the customer receives and consumes the benefits of the promised installation services. Revenue associated with our installation services is recognized over time using the output method based on units installed.

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of April 28, 2019, will be satisfied within one year or less.

Revenue Measurement

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services.  The amount of consideration we expect to receive changes due to variable consideration are associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration which is included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period.

Our mattress fabrics and upholstery fabrics business segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of sale. Customers must receive authorization prior to returning products. Our home accessories business segment allows returns for any reason provided the product is returned within the stated time frame, generally 30 days, unless the product was customized in which case of a defect must be present in order to return the product. Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are recorded within accrued expenses. We record estimates for sales returns on a gross basis rather than a net basis and an estimate for a right of return asset is recorded in other current assets and cost of goods sold. Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates are based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period as determined using historical data and projections.

We evaluated the nature of our warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.2 million, $4.6 million and $4.6 million in fiscal 2019, 2018, and 2017, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation

Our equity incentive plans are described more fully in Note 16. ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units are recorded based on an assessment each reporting period of the probability if certain performance goals are to be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense was recognized. Previously recognized compensation cost, on performance goals that were previously deemed probable and subsequently, were not or expected to be met, was reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments. The fair value measurements of our financial instruments are described more fully in Note 17.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC Topic 606. ASC Topic 606 was intended to enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. The new revenue standard became effective at the beginning of our fiscal 2019, and therefore, we applied the new revenue guidance in our first quarter of fiscal 2019 interim financial statements. This guidance did not have a material impact on our results of operations and financial position but did have a material impact on the disclosures required in our notes to the consolidated financial statements, which are disclosed in Note 4.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. This new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. This new standard, which is to be applied retrospectively, became effective at the beginning of our fiscal 2019, and therefore, we applied this new guidance in our first quarter of fiscal 2019 interim financial statements.  During the first quarter of fiscal 2019, this new guidance did not impact our results of operations, balance sheet, or statement of cash flows. Currently, we do expect that this guidance will be applicable in determining how we classify certain contingent payments associated with our business combinations (see note 2) as either investing or financing activities. This guidance requires cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows from financing activities. In comparison, cash payments made soon after the acquisition date should be separated and classified as cash outflows from investing activities.

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

We are required to apply this guidance in our fiscal 2020 interim and annual financial statements. We expect this guidance upon adoption to increase our lease liability by approximately $7.2 million with a corresponding increase to recognize our right-of-use assets by approximately $7.2 million, with no material impact to our statements of net income. Additionally, Topic 842 is expected to significantly impact the extensiveness of our disclosures required in our notes to the consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.     BUSINESS COMBINATIONS

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) in which we acquired an 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Their products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

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

The estimated consideration given for the 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represents the estimated purchase price and $5.6 million represents the estimated fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 is to be paid in September 2019, subject to certain conditions as defined in the Equity Agreement.

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

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions in which it explicitly states the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp Inc., the controlling interest, and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss will be allocated at a percentage of 70% and 30% to Culp Inc. and the noncontrolling interest, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and therefore, is useful in estimating fair value of the 20% noncontrolling interest. In order to determine the carrying value of our noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.3 million represents the $4.5 million fair value determined at the acquisition date minus its allocation of net loss totaling $218,000 subsequent to the acquisition date through the end of fiscal 2019.

Other

Acquisitions costs totaling $270,000 were in included in selling, general, and administrative expenses in our fiscal 2019 Consolidated Statement of Net Income.

Actual revenue and net loss for the period June 22, 2018 through April 28, 2019 were included in our fiscal 2019 Consolidated Statement of Net Income and totaled $16.0 million and $726,000, respectively.

Read Window Products, LLC (Read)

Overview

Effective April 1, 2018, we entered into an Asset Purchase Agreement (Asset Agreement) to acquire certain assets and assume certain liabilities of Read, a source of custom window treatments for the hospitality and commercial industries. Based in Knoxville, Tennessee, Read is a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products. Read’s custom product line includes motorization, shades, upholstered drapery, upholstered headboards, and shower curtains. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows, for leading hospitality brands worldwide. The addition of window treatments and other soft goods to our product line allows us to be a more complete source of fabrics for the hospitality market.

The purchase price for the net assets acquired was $5.7 million, of which $4.5 million was paid at closing on April 1, 2018, $375,000 was paid in May 2018, and $763,000 was paid in July 2019.

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

The Asset Agreement contains a contingent consideration arrangement that requires us to pay a former shareholder of Read an earn-out payment based on adjusted EBITDA, as defined in the Asset Agreement, for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA. As of April 28, 2019, based on actual financial results in relation to the pre-established adjusted EBITDA target, a contingent payment is not required under the terms of the Asset Agreement, and therefore, no contingent liability has been recorded.

Other

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

Actual revenue and net income for the month of April 2018 were included in our fiscal 2018 Consolidated Statement of Net Income and totaled $880,000 and $5,000, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ending April 28, 2019, April 29, 2018, and April 30, 2017, have been prepared as if the acquisitions of eLuxury had occurred on May 1, 2017 and Read had occurred on May 2, 2016.

(dollars in thousands, except per share data)	April 28, 2019	April 29, 2018	April 30, 2017
Net Sales	$299,599	$354,509	$321,398
Income from operations	12,616	26,948	30,441
Net income	5,432	20,299	22,552
Net loss - noncontrolling interest	(226)	(48)	-
Net income – Culp Inc. common shareholders	5,658	20,347	22,552
Net income per share (basic) – Culp Inc. common shareholders	0.45	1.64	1.83
Net income per share (diluted) – Culp Inc. common shareholders	0.45	1.61	1.80

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.     ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:	April 28,	April 29,
(dollars in thousands)	2019	2018
customers	$24,370	28,097
allowance for doubtful accounts	(393)	(357)
allowance for cash discounts	(186)	(245)
reserve for returns and allowances and discounts (1)	(40)	(1,188)
	$23,751	26,307
(1) Due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, certain balance sheet reclassifications were required regarding our allowance for sales returns and allowances for the current year’s presentation only. See Note 4 to the consolidated financial statements for required balance sheet disclosures associated with the adoption of ASC Topic 606.
A summary of the activity in the allowance for doubtful accounts follows:
(dollars in thousands)	2019	2018	2017
beginning balance	$(357)	(414)	(1,088)
provision for bad debts	(84)	57	222
write-offs, net of recoveries	48	-	452
ending balance	$(393)	(357)	(414)

A summary of the activity in the allowance for returns and allowances and discounts follows:
(dollars in thousands)	2019	2018	2017
beginning balance	$(1,433)	(1,220)	(962)
adoption of ASC Topic 606 (1)	1,145	-	-
provision for returns and allowances and discounts	(2,180)	(3,295)	(3,061)
credits issued	2,242	3,082	2,803
ending balance	$(226)	(1,433)	(1,220)

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

On April 30, 2018, we adopted ASC Topic 606 using the modified retrospective method. The modified retrospective method requires an adjustment to the opening balance of retained earnings for the cumulative effect of initially applying the new revenue standard. As permitted by the transition guidance, we elected to apply the new standard only to contracts that were not completed at the date of initial application, and therefore, we only evaluated those contracts that were in-process and not completed before April 30, 2018.

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

Currently, we expect the adoption of this new standard to be immaterial to our net income on an ongoing basis. The effect of adopting ASC 606 on our Consolidated Statements of Net Income for fiscal 2019, are as follows:

(dollars in thousands)	Fiscal 2019	Adjustments Due to ASC 606 Adoption (1)	Balances Without ASC 606 Adoption
Statements of Net Income Net Sales	$296,669	$(28)	$296,641
Cost of Sales	246,471	(28)	246,443

The effect of adopting ASC 606 on our Consolidated Balance Sheets at April 28, 2019 is as follows:

		Adjustments Due to	Balances Without
(dollars in thousands)	April 28, 2019	ASC 606 Adoption(1)	ASC 606 Adoption

Balance Sheet
Assets:
Accounts Receivable	$23,751	$(854)	$22,897
Other Current Assets	2,849	(28)	2,821

Liabilities:
Accrued Expenses	9,192	(882)	8,310

Nature of Performance Obligations

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 2 for further details), a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters and pillows. The home accessories segment is our new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business and other sales channels.

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, bedding and home accessories products, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Significant Judgments

See Note 1 for disclosure of our accounting policies regarding our significant judgements associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheet as deferred revenue.  If upfront deposits or prepayment are not required, customers may be granted credit terms which generally range from 15 – 45 days.  Such terms are common within the industries in which we are associated and are not considered financing arrangements.  There were no contract assets recognized as of April 28, 2019.

A summary of the activity of deferred revenue for fiscal 2019 follows:

(dollars in thousands)	Fiscal 2019
Balance as of April 29, 2018	$809
Revenue recognized on contract liabilities during the period	(2,725)
Payments received for services not yet rendered during the period	2,315
Balance as of April 28, 2019	$399

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2019:

	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$145,059	$125,294	$15,956	$286,309
Services transferred over time	-	10,360	-	10,360
Total Net Sales	$145,059	$135,654	$15,956	$296,669
5.	INVENTORIES
A summary of inventories follows:
	April 28,	April 29,
(dollars in thousands)	2019	2018
raw materials	$5,617	6,024
work-in-process	2,289	3,264
finished goods	42,954	44,166
	$50,860	53,454

6.	PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment follows:
(dollars in thousands)	depreciable lives (in years)	April 28, 2019	April 29, 2018
land and improvements	0-10	$838	963
buildings and improvements	7-40	30,712	31,022
leasehold improvements	**	2,180	1,993
machinery and equipment	3-12	72,641	72,924
office furniture and equipment	3-10	9,834	9,514
capital projects in progress		1,263	2,086
		117,468	118,502
accumulated depreciation		(69,079)	(66,708)
		$48,389	51,794

** Shorter of life of lease or useful life.

7.  INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	April 28, 2019	April 29, 2018
Tradenames	$7,232	$683
Customer relationships, net	2,538	2,839
Non-compete agreement, net	678	753
	$10,448	$4,275

Tradename

A summary of the carrying amount of our tradenames from our recent acquisitions (see Note 2) follow:

(dollars in thousands)	April 28, 2019	April 29, 2018
Read	$683	$683
eLuxury	6,549	-
	$7,232	$683

Our tradenames were recorded at their fair market values at the effective date of their acquisitions (see Note 2) and were based on the relief from royalty method. These tradenames were determined to have an indefinite useful life and therefore, are not being amortized. However, these tradenames will be assessed annually for impairment.

Customer Relationships
A summary of the change in the carrying amount of our customer relationships follows:
(dollars in thousands)	2019	2018	2017
beginning balance	$2,839	664	715
acquisition of assets (note 2)	-	2,247	-
amortization expense	(301)	(72)	(51)
loss on impairment	-	-	-
ending balance	$2,538	2,839	664

In connection with our asset purchase agreement with Read (see note 2) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.
Additionally, we have customer relationships from a prior acquisition with a carrying amount of $562,000 at April 28, 2019. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.
The gross carrying amount of our customer relationships was $3.1 million at April 28, 2019 and April 29, 2018, respectively. Accumulated amortization for these customer relationships were $577,000 and $276,000 at April 28, 2019 and April 29, 2018, respectively.
The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2020 - $301,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; and Thereafter - $1,033,000.
The weighted average amortization period for our customer relationships is 8.6 years as of April 28, 2019.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:
(dollars in thousands)	2019	2018	2017
beginning balance	$753	828	903
amortization expense	(75)	(75)	(75)
loss on impairment	-	-	-
ending balance	$678	753	828

We have a non-compete agreement from a prior acquisition that is being amortized on a straight-line basis over its fifteen-year useful life.
The gross carrying amount of this non-compete agreement was $2.0 million at April 28, 2019 and April 29, 2018, respectively. Accumulated amortization for this non-compete agreement was $1.4 million and $1.3 million at April 28, 2019 and April 29, 2018, respectively.
The remaining amortization expense for the next five years and thereafter follows: FY 2020 - $75,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000; FY 2024 - $75,000, and Thereafter - $303,000.
The weighted average amortization period for the non-compete agreement is 9.0 years as of April 28, 2019.

8.      GOODWILL
A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2019	2018	2017
beginning balance	$13,569	11,462	11,462
acquisition of assets (note 2)	13,653	2,107	-
loss on impairment	-	-	-
ending balance	$27,222	13,569	11,462

9.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Culp International Holdings, Ltd. (Culp), a wholly-owned subsidiary of the company, entered into a joint venture agreement, pursuant to which Culp owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 (October 2017) and complements our mattress fabric operations with a mirrored platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH incurred a net loss of $227,000, $532,000 and $46,000 in fiscal 2019, 2018 and 2017, respectively. CLIH’s net loss in fiscal 2018 and fiscal 2017 included a significant amount of initial start- up operating expenses. Culp’s equity interests in these net losses were $114,000, $266,000 and $23,000 in fiscal 2019, 2018 and 2017, respectively.

The following table summarizes information of assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	April 28, 2019	April 29, 2018
total assets	$3,126	$3,130
total liabilities	$111	$128
total members’ equity	$3,015	$3,002

At April 28, 2019 and April 29, 2018, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership in CLIH.

10.	ACCRUED EXPENSES

(dollars in thousands)	April 28, 2019	April 29, 2018
compensation, commissions and related benefits	$4,229	6,918
interest	4	20
other	5,292	3,150
	$9,525	10,088

At April 28, 2019, we had accrued expenses totaling $9.5 million, of which $9.2 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. As of April 29, 2018, we had accrued expense totaling $10.1 million, of which $9.3 million and $763,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

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
$1,563

Of this total net charge, a charge of $2.3 million, a charge of $40,000 and a credit of $825,000 was recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

The following summarizes the activity in the restructuring accrual:

(dollars in thousands)	2019
Accrual established in fiscal 2019	$451
Paid in fiscal 2019	(538)
Adjustments in fiscal 2019	211
$124

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

12. ASSETS HELD FOR SALE

In connection with our exit and disposal activity noted above, property, plant, and equipment with a carrying value totaling $393,000 were classified as held for sale during our second quarter of fiscal 2019. We determined that the fair value of the property, plant, and equipment exceeded their carrying value and therefore, no impairment was recorded.

During the second and third quarters of fiscal 2019, we received cash proceeds totaling $1.9 million for all property, plant, and equipment that were classified as held for sale and recorded a corresponding gain on sale totaling $1.5 million.

As of April 28, 2019, there were no assets held for sale associated with the exit and disposal activity noted above.

13. LINES OF CREDIT AND SUBORDINATED LOAN PAYABLE

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

Interest was charged at a rate (applicable interest rate of 3.93% and 3.36% at April 28, 2019 and April 29, 2018, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at April 28, 2019 and April 29, 2018, respectively.

At April 28, 2019 and April 29, 2018, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

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

Revolving Credit Agreement – China

At April 28, 2019, we had an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.9 million USD at April 28, 2019). This agreement has an interest rate determined by the Chinese government and is set to expire on January 31, 2020. There were no outstanding borrowings as of April 28, 2019 and April 29, 2018, respectively.

Subordinated Loan Payable

On February 17, 2019, eLuxury entered into a subordinated credit agreement with the owner of its its noncontrolling interest which provides a revolving loan commitment of $1.0 million that expires on June 22, 2023.  Interest was charged at a rate (applicable interest rate of 3.93% April 28, 2019) as a variable spread over LIBOR based on Culp's ratio of debt to EBITDA. At April 28, 2019, there were borrowings outstanding under this agreement totaling $675,000.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of April 28, 2019, we complied with these financial covenants.

Interest paid during fiscal years 2019, 2018, and 2017 were $54,000, $181,000, and $114,000, respectively.

14.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2019	2018	2017
income from operations	$6,424	5,740	7,339
shareholders’ equity, related to the tax benefit arising from stock based compensation	-	-	(657)
	$6,424	5,740	6,682

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2019	2018	2017
current
federal	$(1,492)	(1,367)	109
state	27	9	13
2017 Tax Cuts and Jobs Act	(282)	4,854	-
foreign	6,144	4,726	5,981
foreign – reversal of uncertain tax position	-	-	(3,431)
	4,397	8,222	2,672
deferred
federal	3,123	4,295	404
state	(96)	112	54
2017 Tax Cuts and Jobs Act (1)	(268)	(6,903)	-
undistributed earnings – foreign subsidiaries	3,735	(195)	(101)
U.S. operating loss carryforwards	74	-	3,630
foreign	(85)	93	734
valuation allowance (1)	(4,456)	116	(54)
	2,027	(2,482)	4,667
	$6,424	5,740	7,339

(1)
The income tax benefit of $6,903 recorded during fiscal 2018 included a charge of $4,550 for the establishment of a valuation allowance against U.S. foreign tax credits that were not more-likely-than not to be realized as a result of the 2017 Tax Cuts and Jobs Act. During fiscal 2019, we recorded an income tax charge of $4.5 million for the write-off of certain U.S. foreign tax credits, and in turn, we recorded an income tax benefit of $4.5 million for the reduction in our valuation allowance. The $4.5 million income charge for the write-off of certain U.S. foreign tax credits is included in the undistributed earnings – foreign subsidiaries income tax expense amount of $3.8 million.

Income (loss) before income taxes related to our foreign and U.S. operations consists of:
(dollars in thousands)	2019	2018	2017
Foreign
China	$9,899	11,036	13,650
Canada	5,488	5,985	4,918
Poland	-	-	(19)
Cayman Islands	280	339	154
Total Foreign	15,667	17,360	18,703
United States	(3,671)	9,523	10,993
	$11,996	26,883	29,696

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2019	2018	2017
federal income tax rate	21.0%	30.4%	34.0%
undistributed earnings from foreign subsidiaries	37.2	-	-
valuation allowance	(37.1)	0.4	(0.2)
global intangible low taxed income tax (GILTI)	17.9	-	-
foreign tax rate differential	13.7	3.7	-
tax effects of the 2017 Tax Cuts and Jobs Act	(4.6)	(7.6)	-
tax effects of Chinese foreign exchange gains(losses)	2.3	(2.8)	1.6
reversal of foreign uncertain income tax position	-	-	(11.6)
tax effects of stock-based compensation	0.6	(1.8)	-
other	2.6	(0.9)	0.9
	53.6%	21.4%	24.7%

Deferred Income Taxes - Overall
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2019	2018
deferred tax assets:
accounts receivable	$282	316
inventories	1,591	2,217
compensation	1,973	3,438
liabilities and other	284	117
foreign income tax credits - U.S.	1,252	5,720
property, plant and equipment (1)	193	226
loss carryforwards – U.S.	2,360	2,513
loss carryforwards – foreign	-	76
valuation allowances	(748)	(5,204)
total deferred tax assets	7,187	9,419

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(3,523)	(4,256)
unrecognized tax benefits – U.S.	(380)	(380)
property, plant and equipment (2)	(4,710)	(4,352)
goodwill	(1,203)	(1,046)
other	(90)	(77)
total deferred tax liabilities	(9,906)	(10,111)
Net deferred liabilities	$(2,719)	(692)

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

At April 28, 2019, our U.S. federal net operating loss carryforwards totaled $6.9 million with related future income tax benefits of $1.6 million. U.S. federal net operating loss carryforwards that were generated prior to fiscal 2018 totaled $5.4 million and have expiration dates ranging from fiscal years 2028 through 2038. In accordance with the 2017 Tax Cuts and Jobs Act, our U.S. federal net operating loss carryforward generated in fiscal 2019 totaling $1.6 million does not expire. At April 28, 2019, our U.S. state net operating loss carryforwards totaled $22.2 million with related future income tax benefits of $797,000. Our U.S. state net operating loss carryforwards totaling $22.2 million have expiration dates ranging from fiscal years 2021 through 2039. Our U.S. foreign income tax credits of $1.3 million will expire 10 years from when the associated earnings and profits from our foreign subsidiaries are repatriated to the U.S.

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), the Tax Cuts and Jobs Act (H.R.1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of the Global Intangible Low Taxed Income (“GILTI”) tax.

The corporate income tax rate reduction was effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we were subject to IRS rules relating to transitional income tax rates for fiscal 2018. As a result, our fiscal 2018 U.S. federal income tax rate was a blended income tax rate of 30.4% compared with a fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019.

The re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries were components of the Tax Act that significantly affected our financial statements during fiscal 2019 and 2018. As of April 29, 2018, we had not yet completed our assessment of the effects of the Tax Act, however, we were able to determine reasonable estimates for the effects of the components specified above, and thus we reported provisional amounts for these items under guidance provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As a result, our estimates changed and revisions to these estimates were recorded during the measurement period allowed by SAB 118, which was not to extend beyond one year from the Enactment Date.

The provisional estimates related to our U.S. deferred income tax balances and Transition Tax changed due to a variety of factors that included, (i) actual versus estimates of accumulated earnings and profits associated with our foreign subsidiaries, (ii) utilization of our foreign income tax credits, (iii) the election of whether or not to apply our existing U.S. federal net operating loss carryforwards against the Transition Tax, (iv) actual versus estimates regarding the reversal of U.S. deferred income taxes occurring in fiscal 2018 based on our blended U.S. federal income tax rate of 30.4% compared with our fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances during fiscal 2019 and 2018, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of the Tax Act, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. As a result, we recorded a provisional income tax charge of $2.2 million for the re-measurement of our U.S. net deferred income taxes during fiscal 2018. During the third quarter of fiscal 2019, we completed our assessment of the remeasurement of our U.S. deferred income tax balances in accordance with SAB 118 and recorded a final provisional income tax benefit of $268,000.

The Transition Tax was based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”).  Also, E&P was not permanently reinvested prior to the Tax Act. As a result, we recorded a provisional income tax benefit of $4.3 million for the income tax effects of the Transition Tax during fiscal 2018. This $4.3 million income tax benefit related to an income tax benefit of $18.0 million for the release of deferred income tax liabilities related to E&P, an income tax benefit of $11.7 million related to the  reduction in our U.S. Federal income tax rate pursuant to the Tax Act on the effective settlement of an IRS exam related to E&P, partially offset by an income tax charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.4 million. During the third quarter of fiscal 2019, we completed our assessment of the income tax effects of the Transition Tax and recorded a final provisional income tax benefit of $282,000. Additionally, we elected to pay the Transition Tax over a period of eight years in accordance with the Tax Act.

GILTI

In addition to the above components of the Tax Act, GILTI was effective during fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded an income tax charge of $2.1 million during fiscal 2019.

On June 14, 2019, the U.S. Treasury released proposed regulations regarding the GILTI provisions of the U.S. income tax code. The proposed regulations contain a provision for an exclusion from treatment as GILTI if taxable income amounts are subject to a high rate of foreign income tax, as defined in the proposed regulations. If an entity were to qualify for the high-income tax exception, the high-taxed income earned that would be subject to GILTI and U.S. income tax may be excluded from U.S. income tax. However, since these regulations are in proposed form, an entity is not allowed to record an income tax benefit under these provisions until these regulations have been finalized.
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

Based on our assessments at April 28, 2019 and April 29, 2018, valuation allowances against our deferred income taxes pertain to the following jurisdictions:
(dollars in thousands)	April 28, 2019	April 29, 2018
U.S. foreign income tax credits	$82	4,550
U.S. state loss carryforwards and credits	666	578
Polish loss carryforwards	-	76
	$748	5,204

A summary of the change in the valuation allowances against our deferred income taxes follows:

(dollars in thousands)	2019	2018	2017
beginning balance	$5,204	536	590
write off of deferred income taxes	(4,544)	-	-
establishment of valuation allowance (1)	-	4,550	-
change in estimate (2)	88	118	(54)
ending balance	$748	5,204	536
(1)	The establishment of this valuation allowance pertains to U.S. foreign tax credits that were not more-likely-than not to be realized as a result of the Tax Act.
(2)	Amounts pertain to a change in estimate of the recoverability of certain deferred income tax assets as of the end of the respective prior fiscal year.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries
In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. At April 28, 2019, we assessed the financial reporting requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company.  ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.
During fiscal 2018, the Tax Act imposed a Transition Tax on our undistributed E&P associated with our foreign subsidiaries.  The Tax Act required us to determine E&P as of November 2, 2017 and December 31, 2017 (the “Measurement Dates”), in which the greater E&P amount of the Measurement Dates is subject to the Transition Tax. As a result, we had E&P prior to participation exemption totaling $157.1 million subject to the Transition Tax and $43.2 million of foreign tax credits that could be used to reduce the Transition Tax subject to certain limitations as defined in the Tax Act.

For fiscal 2019 and beyond, the Tax Act allows a U.S. corporation a 100% dividend received deduction for E&P received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by our foreign subsidiaries at the time E&P is distributed. As a result, we recorded a deferred tax liability for withholding taxes on undistributed E&P from our foreign subsidiaries totaling $3.5 million and $4.3 million at April 28, 2019 and April 29, 2018, respectively.

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
The following table sets forth the change in the company’s unrecognized income tax benefit:
(dollars in thousands)	2019	2018	2017
beginning balance	$844	12,245	14,897
increases from prior period tax positions	135	350	854
decreases from prior period tax positions (1)	(76)	(11,751)	(3,506)
increases from current period tax positions	-	-	-
ending balance	$903	844	12,245

(1)
The $11.8 million reduction in our unrecognized income tax benefits during fiscal 2018 is mostly associated with the reduction in our U.S. Federal income tax rate pursuant to the Tax Act on the effective settlement of an IRS exam. The $3.5 million reduction in our unrecognized income tax benefits during fiscal 2017 was due to a lapse of applicable statute of limitations in a foreign jurisdiction.

At April 28, 2019, we had $903,000 of total gross unrecognized tax benefits, of which $523,000 would favorably affect the income tax rate in future periods. At April 29, 2018, we had $844,000 of total gross unrecognized tax benefits, of which $464,000 would favorably affect the income tax rate in future periods.
At April 28, 2019, we had $903,000 of total gross unrecognized tax benefits, of which $380,000 and $523,000 were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying Consolidated Balance Sheets. At April 29, 2018 we had $844,000 of total gross unrecognized tax benefits, of which $380,000 and $464,000 were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying Consolidated Balance Sheets.
We elected to classify interest and penalties as part of income tax expense. At April 28, 2019 and April 29, 2018, the gross amount of interest and penalties due to unrecognized tax benefits was $97,000 and $40,000, respectively.

Our gross unrecognized income tax benefit of $903,000 at April 28, 2019, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2015 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2014 and subsequent.

Income Tax Exams

Currently, we are not under examination for any open income tax years in any of our income tax paying jurisdictions located in the United States, China, and Canada.

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

Income Taxes Paid

Income tax payments, net of income tax refunds, were $6.7 million, $4.0 million, and $5.5 million during fiscal years 2019, 2018, and 2017, respectively.

15.      COMMITMENTS AND CONTINGENCIES

Operating Leases- Overall

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate primarily range from one to six years with renewal options for additional periods ranging up to ten years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $3.7 million in fiscal 2019, $3.0 million in fiscal 2018, and $2.9 million in fiscal 2017. Future minimum rental commitments for noncancellable operating leases are $3.0 million in fiscal 2020; $2.1 million in fiscal 2021; $1.2 million in fiscal 2022; $723,000 in fiscal 2023; $678,000 in fiscal 2024; and $346,000 thereafter. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

Operating Leases- Related Parties

In connection with an asset purchase agreement with Read (see note 2) on April 1, 2018, we assumed the lease of the building where the operation is located. This lease is with an executive of Read. The lease agreement requires monthly payments of $18,000 per month for a term of 3 years, expiring on March 31, 2021. The lease contains four successive options to renew the lease with each renewal period being three years at prices determined at the date of renewal as defined in the agreement. Rents paid to the executive of Read totaled $216,000 and $18,000 during fiscal 2019 and 2018, respectively.

Additionally, we lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. Currently, this facility is being leased on a month to month basis at an amount of $13,100 per month. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $158,000 in fiscal 2019 and $156,000 in fiscal 2018 and 2017, respectively.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At April 28, 2019, we had total amounts due regarding capital expenditures totaling $78,000, which pertained to outstanding vendor invoices, none of which were financed.

At April 29, 2018, we had total amounts due regarding capital expenditures totaling $1.8 million, of which $1.4 million was financed and pertained to completed work for the construction of a new building (see below). The total $1.8 million amount was paid in full in fiscal 2019.

Purchase Commitments - Capital Expenditures

At April 28, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.4 million.

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

Also, we were required to issue a letter of a credit totaling $5.0 million with the contractor being the beneficiary. In addition to the interest that was charged on the outstanding installment payments noted above, there was a 0.1% unused fee calculated on the balance of the $5.0 million letter of credit less the amount outstanding per month (see note 13 for further details).

This new building was placed into service July 2017 (our first quarter of fiscal 2018).

16.      STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan updated and replaced our 2007 Equity Incentive Plan (the “2007 Plan”) as the vehicle for granting new equity-based awards substantially similar to those authorized under the 2007 Plan. In general, the 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. In connection with the approval of the 2015 Plan, no further awards will be granted under the 2007 Plan, but outstanding awards under the 2007 Plan will be settled in accordance with their terms.

At April 28, 2019, there were 995,094 shares available for future equity-based grants under the company’s 2015 Plan.

Stock Options

Under our 2007 Plan, employees, outside directors, and others associated with the company were granted options to purchase shares of common stock at the fair market value on the date of grant.

The following tables summarize stock option activity during fiscal 2019, 2018, and 2017:

		2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	-	$-	15,600	$7.14	83,600	$8.37
granted	-	-	-	-	-	-
exercised	-	-	(15,600)	7.14	(68,000)	8.65
canceled/expired	-	-	-	-	-	-
outstanding at end of year	-	-	-	-	15,600	7.14

At April 28, 2019, there were no option shares of common stock outstanding and exercisable. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at April 28, 2019. No compensation expense was recorded for incentive or non-qualified stock options in fiscal 2019, 2018, and 2017 as all stock option awards were fully vested prior to fiscal 2016.

The aggregate intrinsic value for options exercised was $393,000 and $1.7 million during fiscal 2018 and 2017, respectively.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock activity during fiscal years 2019, 2018, and 2017:

	2019	2018	2017
	Shares	Shares	Shares
outstanding at beginning of year	1,200	1,200	-
granted	10,000	1,200	1,200
vested	(1,200)	(1,200)	-
outstanding at end of year	10,000	1,200	1,200

The following table summarizes information related to our grants of time-based restricted stock awards associated with certain key members of management during fiscal years 2019, 2018 and 2017:

		(1)
	Restricted Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
August 2, 2018	10,000	$24.35	59 months
July 13, 2017	1,200	$32.50	11 months
June 14, 2016	1,200	$28.00	11 months

(1) Price per share represents closing price of our common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the fiscal 2019, 2018, and 2017:

		(1)	(2)
	Common Stock	Weighted Average	Price
Fiscal Year	Shares Vested	Fair Value	Per Share
Fiscal 2019	1,200	$21	$17.36
Fiscal 2018	1,200	$37	$30.90
Fiscal 2017	-	-	-

(1) Dollar amounts are in thousands.

(2) Price per share represents closing price of our common stock on the date the respective award vested.

Overall

We recorded compensation expense of $43,000, $38,000 and $29,000 within selling, general, and administrative expense for time vested restricted stock units in fiscal 2019, 2018 and 2017, respectively.

At April 28, 2019, the remaining unrecognized compensation cost related to our time vested restricted stock units were $206,000, which is expected to be recognized over a weighted average vesting period of 4.1 years. At April 28, 2019, our time vested restricted stock awards that were expected to vest had a fair value totaling $207,000.

Performance Based Restricted Stock Units

We have granted performance based restricted stock units to executives and other key members of management and a non-employee which could earn up to a certain number of shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to executives and key members of management were measured based on the fair market value on the date of grant. Our performance based restricted stock units granted to a non-employee were measured based on the fair market value at the earlier date of when the performance criteria are met or the end of the reporting period.

Executive Management (NEOs)

On August 2, 2018 (fiscal 2019) and July 13, 2017 (fiscal 2018), we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved will be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost is measured based on the fair market value on the date of grant (August 2, 2018 and July 13, 2017). The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based components.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on the grant dates of August 2, 2018 and July 13, 2017:

	August 2,	July 13,
	2018	2017
Closing price of our common stock	$24.35	$32.50
Expected volatility of our common stock	33.5%	31.0%
Expected volatility of peer companies	16.0%	16.5%
Risk-free interest rate	2.74%	1.56%
Dividend yield	1.35%	1.66%
Correlation coefficient of peer companies	0.47	0.46

Fiscal 2017

On July 14, 2016, we granted performance-based restricted stock units to NEOs which could earn up to a certain number of shares of common stock if certain performance targets were met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. These awards were measured based on the fair market value (closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

Key Employees (non-NEOs) and a Non-Employee

Fiscal 2019, 2018, and 2017

We granted performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. Our performance based restricted stock units granted to key employees (other than NEOs) were measured based on the fair market value (the closing price of our common stock) on the date of grant. Our performance based restricted stock units granted to a non-employee (fiscal 2017 only) were measured based on the fair market value (the closing price of our common stock) at the earlier date of when the performance criteria are met or the end of the reporting period. No market-based total shareholder return component was included in these awards.

Overall

The following table summarizes information related to our grants of performance based restricted stock units associated with NEOs and key employees that were unvested at April 28, 2019:

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

(4) Price per share represents the fair market value per share ($0.76 per $1 or a reduction of $5.84 to the closing price of our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based components of the performance-based restricted stock units granted to our NEOs on August 2, 2018.

(5) Price per share represents the fair market value per share ($0.98 per $1 or a reduction of $0.65 to the closing price of our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($32.50) for the performance-based components of the performance-based restricted stock units granted to our NEOs on July 13, 2017.

(6) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our grants of performance-based restricted stock units associated with a non-employee that were unvested at April 28, 2019:

	(1)
	Restricted Stock	Price Per		Vesting
Date of Grant	Units Awarded	Share		Period

July 14, 2016	11,549	$20.74	(2)	3 years

(1) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreement.

(2) The respective grant was unvested at the end of our reporting period. Accordingly, the price per share represents the closing price of our common stock on April 28, 2019, the end of our reporting period.

The following table summarizes information related to our performance based restricted stock units that vested during the fiscal 2019, 2018, and 2017:

			Weighted
		(3)	Average
	Common Stock	Weighted Average	Price
Fiscal Year	Shares Vested	Fair Value	Per Share
Fiscal 2019 (1)	128,632	$3,754	$29.19	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(4)
Fiscal 2018 (1)	102,845	$3,342	$32.50	(4)
Fiscal 2018 (2)	16,000	$520	$32.50	(4)
Fiscal 2017 (1)	37,192	$1,066	$28.66	(4)
Fiscal 2017 (2)	12,000	$344	$28.66	(4)

(1) NEOs and key employees.

(2) Non-employee

(3) Dollar amounts are in thousands.

(4) The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance based restricted stock units vested.

Overall

We recorded a (credit) or a charge to compensation expense totaling $(53,000), $2.0 million, and $3.2 million within selling, general, and administrative expense associated with our performance based restricted stock units for fiscal years 2019, 2018, and 2017, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, compensation cost will not be recorded and any previously recognized compensation cost would be reversed.

At April 28, 2019, the remaining unrecognized compensation cost related to the performance based restricted stock units was $328,000, which is expected to be recognized over a weighted average vesting period of 1.9 years. At April 28, 2019, our performance based restricted stock units that are expected to vest had a fair value totaling $712,000.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2019, 2018, and 2017:

		(1)
	Common Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
April 1, 2019	2,948	$19.18	Immediate
October 1, 2018	3,600	$23.45	Immediate
October 2, 2017	4,800	$33.20	Immediate
October 3, 2016	4,800	$29.80	Immediate

(1) Price per share represents closing price of our common stock on the date of grant.

We recorded $140,000, $159,000, and $143,000, of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2019, 2018, and 2017, respectively.

17. Fair Value of Financial Instruments

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at April 28, 2019 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Premier Money Market Fund	$6,639	N/A	N/A	$6,639
Growth Allocation Fund	203	N/A	N/A	203
Moderate Allocation Fund	127	N/A	N/A	127
Other	112	N/A	N/A	112

Liabilities:

None	N/A	N/A	N/A	N/A

	Fair value measurements at April 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Premier Money Market Fund	$6,492	N/A	N/A	$6,492
Low Duration Bond Fund	1,085	N/A	N/A	1,085
Intermediate Term Bond Fund	747	N/A	N/A	747
Strategic Income Fund	619	N/A	N/A	619
Large Blend Fund	402	N/A	N/A	402
Growth Allocation Fund	169	N/A	N/A	169
Moderate Allocation Fund	113	N/A	N/A	113
Other	150	N/A	N/A	150

Liabilities:

EURO Foreign Exchange Contract	N/A	$55	N/A	$55

Our EURO foreign exchange contract was recorded at a fair value provided by our bank and was classified within level 2 of the fair value hierarchy. Most derivative contracts are not listed on an exchange and require the use of valuation models. In accordance with ASC Topic 820, we attempted to maximize the use of observable inputs used in the valuation models to determine the fair value of this contract. Derivative contracts valued based on valuation models with significant unobservable inputs and that are not actively traded, are classified within level 3 of the fair value hierarchy.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Nonrecurring Basis

At April 28, 2019, we had no assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from eLuxury (see note 2) that were acquired at fair value:

	Fair value measurements at April 28, 2019 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:

Goodwill	N/A	N/A	$13,653	$13,653
Tradename	N/A	N/A	6,549	6,549
Equipment	N/A	N/A	2,179	2,179
Inventory	N/A	N/A	1,804	1,804

Liabilities:

Contingent Consideration –
Earn-Out Obligation	N/A	N/A	$5,856	$5,856

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Sholes pricing model.

Additionally, we acquired certain current assets such as accounts receivable and prepaid expenses and assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 2 for the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

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

18. DERIVATIVES

During the fourth quarter of fiscal 2018, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converts our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263. This contract expired in August 2018.

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

	(Amounts in Thousands)
	Fair Values of Derivative Instruments

	April 28, 2019		April 29, 2018

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Euro Foreign Exchange Contract	N/A	$-	Accrued Expense	$55

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2019	2018	2017		2019	2018	2017		2019	2018	2017

EURO Foreign Exchange Contract	$55	$(55)	$-	Other Exp	$(64)	$-	$-	Other Exp	$-	$-	$-

19.	NET INCOME PER SHARE

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

(in thousands)	2019	2018	2017
weighted-average common
shares outstanding, basic	12,462	12,431	12,312
dilutive effect of stock-based compensation	86	202	206
weighted-average common
shares outstanding, diluted	12,548	12,633	12,518

At April 28, 2019 and April 29, 2018, there were no options to purchase shares of our common stock. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net income for fiscal 2019. All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2018 and 2017, as the exercise price of the options was less than the average market price of common shares.

20.	BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provide for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $1.2 million, $1.1 million, and $924,000 during fiscal years 2019, 2018, and 2017, respectively.

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

Our contributions to the Plan were $189,000, $192,000 and $185,000 in fiscal years 2019, 2018, and 2017, respectively.  Our nonqualified deferred compensation plan liability was $7.0 million and $7.4 million at April 28, 2019 and April 29, 2018, respectively.

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

The investment assets of the Trust are recorded at their fair value of $7.1 million and $7.3 million at April 28, 2019 and April 29, 2018, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

21.	SEGMENT INFORMATION

Overall

Our operations are classified into three business segments:  mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.  The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. The home accessories segment is our new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Effective April 1, 2018, we acquired Read (see Note 2 for further details), a turn-key provider of window treatments that offers the sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. Read’s financial information is aggregated with our upholstery fabrics segment.

Effective June 22, 2018, we acquired an 80% ownership interest in eLuxury (see Note 2 for further details), a company that offers bedding accessories and home goods directly to consumers and businesses through its e-commerce platform. eLuxury’s financial information is included in our home accessories segment.

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 90%, 90% and 92% of total consolidated net sales in fiscal 2019, 2018, and 2017, respectively. International sales accounted for 24%, 23%, and 22% of net sales during fiscal 2019, 2018, and 2017, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2019	2018	2017
north america (excluding USA) (1)	$29,247	27,844	29,995
far east and asia (2)	39,277	40,671	34,695
all other areas	3,712	5,681	3,618
	$72,236	74,196	68,308

(1)	Of this amount, $22.5 million, $21.9 million, and $22.3 million are attributable to shipments to Mexico in fiscal 2019, 2018, and 2017, respectively.
(2)	Of this amount $29.8 million, $32.6 million, and $26.6 million are attributable to shipments to China in fiscal 2019, 2018, and 2017, respectively.

Sales are attributed to individual countries based upon location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 11%, 12%, and 11% of consolidated net sales in fiscal 2019, 2018 and 2017, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of April 28, 2019. One customer within the upholstery fabrics segment accounted for 13% of the consolidated net accounts receivable balance as of April 29, 2018.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2019. One customer within the mattress fabrics segment represented 13% of consolidated net sales during 2018, and 2017, respectively. No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of April 28, 2019. Two customers within the mattress fabrics segment accounted for 20% of the consolidated net accounts receivable balance as of April 29, 2018.

No customers within the home accessories segment represented greater than 10% of consolidated net sales during fiscal 2019. No customers within the home accessories segment accounted for greater than 10% of the consolidated net accounts receivable balance as of April 28, 2019.

Employee Workforce Concentration

The hourly employees at our manufacturing facility in Canada (approximately 11% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2020. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Financial Information

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in all of our segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs related with being a public company, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets their investment in an unconsolidated joint venture.  During fiscal 2019, we elected to no longer include goodwill and intangible assets in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2019	2018	2017
net sales:
upholstery fabrics	$135,654	131,128	118,739
mattress fabrics	145,059	192,597	190,805
home accessories	15,956	-	-
	$296,669	323,725	309,544
gross profit:
upholstery fabrics	$25,374	25,836	26,170
mattress fabrics	22,904	38,797	43,065
home accessories	4,428	-	-
total segment gross profit	52,706	64,633	69,235
other non-recurring charges (1)	(159)	-	-
restructuring related charges (2)	(2,349)	-	-
total gross profit	$50,198	64,633	69,235

selling, general, and administrative expenses:
upholstery fabrics	$14,551	14,881	15,079
mattress fabrics	11,296	12,935	13,685
home accessories	5,163	-	-
unallocated corporate	6,837	9,356	10,393
total segment selling, general, and administrative expenses	37,847	37,172	39,157
other non-recurring charges (3)	518	-	-
restructuring related charges (4)	40	-	-
total selling, general, and administrative expenses	$38,405	37,172	39,157
Income (loss) from operations:
upholstery fabrics	$10,823	10,956	11,091
mattress fabrics	11,608	25,861	29,380
home accessories	(735)	-	-
unallocated corporate expenses	(6,837)	(9,356)	(10,393)
total segment income from operations	14,859	27,461	30,078
other non-recurring charges (1) (3)	(678)	-	-
restructuring credit and related charges (5) (6)	(1,563)	-	-
total income from operations	12,618	27,461	30,078
interest expense	(42)	(94)	-
interest income	766	534	299
other expense	(1,346)	(1,018)	(681)
income before income taxes	$11,996	26,883	29,696

(1)	The $159 represents employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.
(2)
The $2.3 million represents a restructuring related charge of $1.6 million for inventory markdowns and $784 for other operating costs associated with our closed Anderson, SC upholstery fabrics plant facility.

(3)
The $518 represents a non-recurring charge of $429 for the accelerated vesting of certain stock-based compensation agreements associated with a key executive and was recorded in unallocated corporate expenses. Additionally, the $518 includes $89 for employee termination benefits and operational reorganizational costs associated with our mattress fabrics segment.

(4)
The $40 represents a restructuring related charge for the accelerated vesting for certain stock-based compensation agreements associated with an employee that was located at our closed Anderson, SC upholstery fabrics plant facility.

(5)
The $1.6 million represent charges and credits that were associated our closed Anderson, SC upholstery fabrics plant facility and include $1.6 million for inventory markdowns, $784 for other operating costs, $661 for employee termination benefits, and $40 for the accelerated vesting of certain stock-based compensation agreements associated an employee, partially offset by a $1.5 million gain on the sale of property, plant, and equipment.

(6)
Of this total net charge, a charge of $2.3 million, a charge of $40, and a credit of $825 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	April 28 2019		April 29, 2018
segment assets
mattress fabrics
accounts receivable	$12,098		15,195
inventory	24,649		28,740
property, plant, and equipment	44,266	(1)	48,797	(2)
investment in unconsolidated joint venture	1,508		1,501
total mattress fabrics assets	82,521		94,233

upholstery fabrics
accounts receivable	11,274		11,112
inventory	22,915		24,714
property, plant, and equipment	1,795	(3)	2,445	(4)
total upholstery fabrics assets	35,984		38,271
home accessories
accounts receivable	379		-
inventory	3,296		-
property, plant, and equipment	1,910	(5)	-
total home accessories assets	5,585		-
total segment assets	124,090		132,504

non-segment assets
cash and cash equivalents	40,008		21,228
short-term investments – available for sale	-		2,451
short-term investments – held-to-maturity	5,001		25,759
current income taxes receivable	776		-
deferred income taxes	457		1,458
other current assets	2,849		2,870
property, plant, and equipment (6)	418		552
goodwill	27,222		13,569
intangible assets	10,448		4,275
long-term investments - held-to-maturity	-		5,035
long-term investments - rabbi trust	7,081		7,326
noncurrent income taxes receivable	733		-
other assets	643		957
total assets	$219,726		217,984

(dollars in thousands)	2019	2018	2017

capital expenditures (7):
mattress fabrics	$2,526	6,713	17,689
upholstery fabrics	382	488	822
home accessories	53	-	-
unallocated corporate	14	238	260
	$2,975	7,439	18,771

depreciation expense
mattress fabrics	$7,008	6,850	6,245
upholstery fabrics	787	822	840
home accessories	322	-	-
total segment depreciation expense	$8,117	7,672	7,085

(1)	The $44.3 million at April 28, 2019, represents property, plant, and equipment located in the U.S. of $32.4 million and located in Canada of $11.9 million.
(2)	The $48.8 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $35.4 million and located in Canada of $13.4 million.
(3)	The $1.8 million at April 28, 2019, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $591.
(4)	The $2.4 million at April 29, 2018, represents property, plant, and equipment located in the U.S. of $1.8 million and located in China of $661.
(5)	The $1.9 million at April 28, 2019, represents property, plant, and equipment located in the U.S.
(6)
The $418 and $552 at April 28, 2019, and April 29, 2018, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics, upholstery fabrics, and home accessories segments located in the U.S.

(7)	Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

22.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 28, 2019, the company’s statutory surplus reserve was $4.3 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During fiscal 2019, we purchased 160,823 shares of our common stock at a cost of $3.3 million. During fiscal 2018 and 2017, we did not purchase any shares of our common stock.

At April 28, 2019, we had $1.7 million available for additional repurchases of our common stock.

24.	DIVIDEND PROGRAM

On June 12, 2019, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.10 per share. This payment will be made on or about July 16, 2019, to shareholders of record as of July 5, 2019.

During fiscal 2019, dividend payments totaled $4.7 million, all of which represented quarterly dividend payments ranging from $0.09 to $0.10 per share.

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

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2019	2019	2019	2019	2018	2018	2018	2018
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$70,963	77,226	77,006	71,473	78,184	85,310	80,698	79,533
cost of sales	58,774	63,103	63,680	60,914	63,424	67,707	64,894	63,068
gross profit	12,189	14,123	13,326	10,559	14,760	17,603	15,804	16,465
selling, general and administrative expenses	10,230	10,038	10,103	8,033	8,296	9,959	9,415	9,501
restructuring (credit) expense	-	(214)	(1,061)	451	-	-	-	-
income from operations	1,959	4,299	4,284	2,075	6,464	7,644	6,389	6,964
interest expense	4	-	18	20	26	31	37	-
interest income	(214)	(251)	(151)	(150)	(143)	(132)	(128)	(131)
other expense	658	288	142	257	115	229	321	353
income before income taxes	1,511	4,262	4,275	1,948	6,466	7,516	6,159	6,742
income taxes	3,017	1,225	1,276	906	(6,217)	8,208	2,108	1,640
loss (income) from investment in unconsolidated joint venture	5	(23)	55	77	17	56	75	118
net (loss) income	(1,511)	3,060	2,944	965	12,666	(748)	3,976	4,984
net loss (income) attributable to non-controlling interest	143	94	(11)	(8)	-	-	-	-
net (loss) income attributable to Culp Inc. common shareholders	$(1,368)	3,154	2,933	957	12,666	(748)	3,976	4,984
depreciation	$2,030	2,031	2,041	2,015	1,992	1,966	1,905	1,807
weighted average shares outstanding	12,384	12,438	12,515	12,510	12,450	12,436	12,440	12,399
weighted average shares outstanding,
assuming dilution	12,384	12,465	12,551	12,600	12,611	12,436	12,580	12,590
PER SHARE DATA
net (loss) income attributable to Culp Inc. common shareholders - basic	$(0.11)	0.25	0.23	0.08	1.02	(0.06)	0.32	0.40
net (loss) income attributable to Culp Inc. common shareholders - diluted	(0.11)	0.25	0.23	0.08	1.00	(0.06)	0.32	0.40
dividends per share	0.10	0.10	0.09	0.09	0.09	0.09	0.08	0.29
book value	12.91	13.16	13.04	12.90	13.12	12.22	12.31	12.03
BALANCE SHEET DATA
operating working capital (3)	$49,757	52,573	50,193	51,648	49,939	47,760	46,620	42,608
property, plant and equipment, net	48,389	50,129	51,325	53,178	51,794	51,838	52,530	52,912
total assets	219,726	224,908	222,211	226,372	217,984	216,844	201,043	207,904
capital expenditures	295	835	590	1,255	1,568	1,274	1,529	3,068
dividends paid	1,239	1,240	1,126	1,127	1,121	1,119	995	3,608
subordinated loan payable and line of credit (1)	675	-	-	4,000	-	-	-	5,000
shareholders' equity attributable to Culp Inc.	159,933	162,775	162,918	161,490	163,376	152,182	153,080	149,677
capital employed (2)	125,311	130,155	129,853	134,095	114,817	109,165	109,373	108,222
RATIOS & OTHER DATA
gross profit margin	17.2%	18.3%	17.3%	14.8%	18.9%	20.6%	19.6%	20.7%
operating income margin	2.8	5.6	5.6	2.9	8.3	9.0	7.9	8.8
net (loss) income margin	(2.1)	4.0	3.8	1.4	16.2	(0.9)	4.9	6.3
effective income tax rate	199.7	28.7	29.8	46.5	(96.1)	109.2	34.2	24.3
Debt-to-total capital employed ratio (1) (2)	0.5	0.0	0.0	3.0	0.0	0.0	0.0	4.6
operating working capital turnover (3)	5.8	6.0	6.3	6.6	7.1	7.4	7.4	7.4
days sales in receivables	30	30	28	29	30	28	27	25
inventory turnover	4.6	4.6	5.0	4.5	4.8	5.2	5.2	4.7
STOCK DATA
stock price
high	$21.06	23.84	27.78	32.05	32.29	34.05	33.25	34.00
low	17.05	18.06	21.04	23.90	27.40	26.15	27.00	30.60
close	20.74	18.47	22.31	24.75	30.10	31.35	31.95	30.65
daily average trading volume (shares)	35.6	43.3	29.8	27.0	18.3	17.4	24.4	27.9

(1)	Debt represents outstanding borrowings on our long-term subordinated loan payable and lines of credit.

(2)	Capital employed does not include cash and cash equivalents, short-term investments (available-for-sale), short-term investments (held-to-maturity), long-term investments (held-to-maturity), long-term investments (rabbi trust), lines of credit, subordinated loan payable, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, and deferred compensation.

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade, accounts payable - capital expenditures, and deferred revenue.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 28, 2019, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 28, 2019. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 28, 2019. Consistent with guidance issued by the Securities and Exchange Commission regarding the exclusion of an acquired entity from management’s assessment of internal control over financial reporting, management has excluded from its assessment the company’s acquisition of an 80% interest in eLuxury, LLC, completed on June 22, 2019, as further described in Note 2 to consolidated financial statements in Part II, Item 8, “Financial Statements” of this Form 10-K. eLuxury accounted for approximately 12% of the consolidated total assets and 5% of consolidated net sales as of and for the year ended April 28, 2019.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 28, 2019, April 29, 2018 and April 30, 2017 and has audited the company’s effectiveness of internal controls over financial reporting as of April 28, 2019, as stated in their report, which is included in Item 8 hereof.

During the quarter ended April 28, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of April 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 28, 2019, and our report dated July 12, 2019 expressed “an unqualified opinion” on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management's Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of eLuxury, LLC (“eLuxury”), whose financial statements reflect total assets and revenues constituting 12% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 28, 2019. As indicated in Management's Report, eLuxury was acquired during the year ended April 28, 2019. Management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of eLuxury.

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

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
July 12, 2019

ITEM 9B.  OTHER INFORMATION

On July 10, 2019, the company’s board of directors adopted amendments to the Restated and Amended Bylaws of the company.  The material amendments to the bylaws are described below.  A full copy of the Amended and Restated Bylaws, as amended to date, is filed as Exhibit 3.1 hereto.

The amendments adopted by the board:

•	Changed the numbering scheme for all sections of the bylaws to include the article in which each section is contained;

•	Updated the principal office address to the current address and provided that the board may designate a different location in the future;

•	Changed various sections of the bylaws to substitute “Chief Executive Officer” for “President” as the officer designated to make executive decisions;

•	Added a new section providing for Inspectors of Election at annual meetings;

•	Provided that members of the Nominating Committee must be directors;

•	Removed provisions providing for cumulative voting in the election of directors, as the company does not have cumulative voting as a public company pursuant to North Carolina law;

•	Provided that directors may be removed by the shareholders with or without cause;

•	Added language consistent with North Carolina law to clarify the procedures for the directors taking action without a formal meeting; and

•	Provided that the Chief Executive Officer may appoint another officer or director to preside at the annual meeting of shareholders.

The foregoing summary description is qualified in its entirety by reference to the Amended and Restated Bylaws filed as Exhibit 3.1 hereto.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” and “Board Committees and Attendance – Audit Committee,” which information is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is herein incorporated by reference.

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

The following table sets forth information as of the end of fiscal 2019 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	995,094
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	995,094

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions,” which information is herein incorporated by reference.

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

3.        Exhibits

The following exhibits are attached at the end of this report or incorporated by reference herein.  Management contracts, compensatory plans, and arrangements are marked with an asterisk (*).

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3(ii)	Restated and Amended Bylaws of the company, as amended July 10, 2019.

10.1	Written description of Annual Incentive Plan. (*)

10.2	Form of Annual Incentive Award Agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated March 8, 2019 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.3
Written description of Non-Employee Director Compensation was filed as Exhibit 10.2 to the company’s Form 10-Q dated March 8, 2019 (Commission File No. 001-12597), and incorporated herein by reference.

10.4
Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated August 3, 2013, along with amendments thereto, including the Fifth Amendment to Credit Agreement dated as of August 13, 2018, was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2018, filed September 7, 2018 (Commission File No. 001-12597), and incorporated herein by reference.

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

10.7	2015 Equity Incentive Plan, filed as Annex A to the company’s 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)

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

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-101805, 33‑13310, 33-37027, 33-80206, 333-147663).

24(a)	Power of Attorney of Sharon Decker, dated July 12, 2019

24(b)	Power of Attorney of Perry E. Davis, dated July 12, 2019

24(c)	Power of Attorney of Kenneth R. Larson, dated July 12, 2019

24(d)	Power of Attorney of Fred A. Jackson, dated July 12, 2019

24(e)	Power of Attorney of Kenneth W. McAllister, dated July 12, 2019

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)        Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 127 under the subheading “Exhibit Index.”

c)        Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

           None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July 2019.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of July 2019.

/s/	Franklin N. Saxon	/s/	Kenneth R. Larson *
	Franklin N. Saxon		Kenneth R. Larson
	Chief Executive Officer		(Director)
(principal executive officer)
(Chairman of the Board of Directors)

/s/	Kenneth W. McAllister*	/s/	Fred A. Jackson*
	Kenneth W. McAllister		Fred A. Jackson
	(Lead Independent Director)		(Director)

/s/	Perry E. Davis *	/s/	Kenneth R. Bowling
	Perry E. Davis		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Sharon A. Decker*	/s/	Thomas B. Gallagher, Jr.
	Sharon A. Decker		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number                Exhibit

3.1	Restated and Amended Bylaws, as amended July 10, 2019

10.1	Written Description of Annual Incentive Plan

21	List of subsidiaries of the company

23
Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 333-101805, 33-13310, 33-37027, 33-80206, 333-147663).

24(a)	Power of Attorney of Perry E. Davis, dated July 12, 2019

24(b)	Power of Attorney of Sharon A. Decker, dated July 12, 2019

24(c)	Power of Attorney of Kenneth R. Larson, dated July 12, 2019

24(d)	Power of Attorney of Fred A. Jackson, dated July 12, 2019

24(e)	Power of Attorney of Kenneth W. McAllister, dated July 12, 2018

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document