Form 10-Q
period 2019-08-04
CULP INC
filed 2019-09-13
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       ☒    YES      NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period after the registrant was required to submit such files). ☒ YES      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐     Accelerated filer     ☒        Non-accelerated filer   ☐

   Smaller Reporting Company     ☐         Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐   YES      NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at September 12, 2019:  12,405,014
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended August 4, 2019

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED AUGUST 4, 2019 AND JULY 29, 2018
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	August 4,	July 29,
	2019	2018

Net sales	$74,847	71,473
Cost of sales	61,482	60,914
Gross profit	13,365	10,559

Selling, general and
administrative expenses	10,711	8,033
Restructuring (credit) expense	(35)	451
Income from operations	2,689	2,075

Interest expense	9	20
Interest income	(249)	(150)
Other expense	87	257
Income before income taxes	2,842	1,948

Income taxes	1,681	906

(Income) loss from investment in unconsolidated joint venture	(13)	77
Net income	$1,174	965
Net loss (income) attributable to non-controlling interest	164	(8)
Net income attributable to Culp, Inc. common shareholders	$1,338	957

Net income attributable to Culp Inc. common shareholders per share - basic	$0.11	0.08
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.11	0.08
Average shares outstanding, basic	12,399	12,510
Average shares outstanding, diluted	12,410	12,600

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 4, 2019 AND JULY 29, 2018
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	August 4,	July 29,
	2019	2018

Net income	$1,174	$965

Other comprehensive income

Unrealized gain on investments, net of tax

Unrealized holding gains on investments	6	40
Reclassification adjustment for realized loss on investments	-	94

Total unrealized gain on investments	6	134

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding loss on foreign currency cash flow hedge	-	(25)
Reclassification adjustment for realized loss on foreign currency cash flow hedge	-	40

Total unrealized gain on foreign currency cash flow hedge	-	15

Total other comprehensive income	6	149

Comprehensive income	$1,180	$1,114
Comprehensive loss (income) attributable to non-controlling interest	164	(8)
Comprehensive income attributable to Culp, Inc. common shareholders	$1,344	$1,106

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 4, 2019, JULY 29, 2018 AND APRIL 28, 2019
UNAUDITED
(Amounts in Thousands)

	August 4,	July 29,	* April 28,
	2019	2018	2019
Current assets:
Cash and cash equivalents	$44,236	8,593	40,008
Short-term investments - Held-To-Maturity	-	30,756	5,001
Accounts receivable, net	24,090	23,225	23,751
Inventories	50,660	54,989	50,860
Current income taxes receivable	776	-	776
Assets held for sale	100	-	-
Other current assets	2,578	3,852	2,849
Total current assets	122,440	121,415	123,245

Property, plant and equipment, net	47,289	53,178	48,389
Goodwill	27,222	27,222	27,222
Intangible assets	10,354	10,730	10,448
Long-term investments - Rabbi Trust	7,347	7,671	7,081
Right of use assets	6,530	-	-
Noncurrent income taxes receivable	733	-	733
Deferred income taxes	486	3,721	457
Investment in unconsolidated joint venture	1,520	1,525	1,508
Other assets	526	910	643
Total assets	$224,447	226,372	219,726

Current liabilities:
Accounts payable-trade	$22,628	25,070	24,377
Accounts payable - capital expenditures	60	862	78
Operating lease liability - current	2,456	-	-
Deferred revenue	684	634	399
Accrued expenses	8,566	8,176	9,192
Accrued restructuring costs	42	445	124
Income taxes payable - current	1,116	1,244	1,022
Total current liabilities	35,552	36,431	35,192

Line of credit	-	4,000	-
Accrued expenses - long-term	333	749	333
Subordinated loan payable	925	-	675
Operating lease liability - noncurrent	3,955	-	-
Contingent consideration - earn-out obligation	5,931	5,600	5,856
Income taxes payable - long-term	3,640	3,733	3,249
Deferred income taxes	2,543	2,150	3,176
Deferred compensation	7,232	7,679	6,998
Total liabilities	60,111	60,342	55,479

Commitments and Contingencies (Notes 12, 19 and 20)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,405,014 at August 4, 2019; 12,522,246
at July 29, 2018; and 12,391,160 at
April 28, 2019	621	627	620
Capital contributed in excess of par value	43,803	46,334	43,694
Accumulated earnings	115,676	114,465	115,579
Accumulated other comprehensive income	46	64	40
Total shareholders' equity attributable to Culp Inc.	160,146	161,490	159,933
Non-controlling interest	4,190	4,540	4,314
Total equity	164,336	166,030	164,247
Total liabilities and shareholders' equity	$224,447	226,372	219,726

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 4, 2019 AND JULY 29, 2018
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	August 4,	July 29,
	2019	2018

Cash flows from operating activities:
Net income	$1,174	965
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	1,905	2,015
Amortization of assets	176	145
Stock-based compensation	154	(501)
Deferred income taxes	(662)	(2,263)
Realized loss on sale of short-term investments (Available for Sale)	-	94
(Gain) loss on disposal of equipment	(17)	35
(Income) loss from investment in unconsolidated joint venture	(13)	77
Foreign currency exchange gain	(47)	(91)
Changes in assets and liabilities:
Accounts receivable	(375)	2,837
Inventories	(25)	(429)
Other current assets	161	(989)
Other assets	111	34
Accounts payable - trade	(1,468)	(2,494)
Deferred revenue	285	(175)
Accrued expenses and deferred compensation	222	(1,566)
Accrued restructuring costs	(82)	445
Income taxes	524	(75)
Net cash provided by (used in) operating activities	2,023	(1,936)

Cash flows from investing activities:
Net cash paid for acquisition of businesses	-	(11,971)
Capital expenditures	(935)	(757)
Proceeds from the sale of equipment	209	-
Investment in unconsolidated joint venture	-	(100)
Proceeds from the sale of short-term investments (Held to Maturity)	5,000	-
Proceeds from the sale of short-term investments (Available for Sale)	-	2,458
Purchase of short-term investments (Available for Sale)	-	(10)
Purchase of long-term investments (Rabbi Trust)	(259)	(302)
Net cash used provided by (used in) investing activities	4,015	(10,682)

Cash flows from financing activities:
Proceeds from line of credit	-	11,000
Payments on line of credit	-	(7,000)
Payments on vendor-financed capital expenditures	-	(1,412)
Proceeds from subordinated loan payable	250	-
Cash paid for acquisition of business	(763)	-
Dividends paid	(1,241)	(1,127)
Common stock surrendered for withholding taxes payable	(44)	(1,292)
Captial contribution from non-controlling interest	40	-
Common stock repurchased	-	(72)
Net cash (used in) provided by financing activities	(1,758)	97

Effect of exchange rate changes on cash and cash equivalents	(52)	(114)

Increase (decrease) in cash and cash equivalents	4,228	(12,635)

Cash and cash equivalents at beginning of period	40,008	21,228

Cash and cash equivalents at end of period	$44,236	8,593

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED AUGUST 4, 2019
UNAUDITED
(Dollars in thousands, except share data)

	Shareholders' eqity attributable to Culp Inc.

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess	Accumulated	Comprehensive		Non-Controlling	Total
	Shares	Amount	of Par Value	Earnings	Income	Total	Interest	Equity
Balance, April 28, 2019 *	12,391,160	620	43,694	115,579	40	159,933	4,314	164,247
Net income (loss)	-	-	-	1,338	-	1,338	(164)	1,174
Stock-based compensation	-	-	154	-	-	154	-	154
Unrealized gain on investments	-	-	-	-	6	6	-	6
Common stock issued in connection with vesting
of performance based restricted stock units	12,776	1	(1)	-	-	-	-	-
Fully vested common stock award	3,659	-	-	-	-	-	-	-
Common stock surrendered for withholding taxes payable	(2,581)	-	(44)	-	-	(44)	-	(44)
Dividends paid	-	-	-	(1,241)	-	(1,241)	-	(1,241)
Capital contribution from non-controlling interest	-	-	-	-	-	-	40	40
Balance, August 4, 2019	12,405,014	621	43,803	115,676	46	160,146	4,190	164,336

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED JULY 29, 2018
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019, for the fiscal year ended April 28, 2019.

The company’s three-months ended August 4, 2019, and July 29, 2018, represent 14-week and 13-week periods, respectively.

2. Significant Accounting Policies

As of August 4, 2019, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2019.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose certain key information about their leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability for certain lease contracts. Topic 842 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. As a result, we adopted Topic 842 on April 29, 2019, electing to use the modified retrospective transition method, which requires us to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, financial information and disclosures will not be provided for periods prior to April 29, 2019.

Topic 842 allows the election of several practical expedients as part of adopting this new standard. We elected the “package of practical expedients” which permits us not to reassess, under Topic 842, our previous conclusions regarding lease identification and classification. We did not elect the use of hindsight with respect to determining the lease term. Also, Topic 842, provides practical expedients after adopting the new standard. We elected the short-term lease exemption, and therefore, we will not recognize ROU assets or lease liabilities for leases shorter than twelve months. We did not elect the practical expedient to combine lease and non-lease components for any class of assets and will account for lease components separately from non-lease components.

The adoption of Topic 842 had a material effect on our Consolidated Balance Sheets and increased the required disclosures in our notes to the consolidated financial statements (see note 19 for further details). The most significant effect related to the recognition of ROU assets totaling $7.2 million that were mostly offset by the recognition of lease liabilities totaling $7.1 million on our Consolidated Balance Sheets. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Net Income and our Consolidated Statement of Cash Flows.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

The company has considered all recent accounting pronouncements and currently believes there are no recent accounting pronouncements that may have a material impact on our Consolidated Financial Statements.

3.  Business Combinations

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) in which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Its products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

This acquisition brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The goodwill related to this acquisition is attributable to eLuxury’s reputation with the products it offers and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

As mentioned above, the Equity Agreement contains a contingent consideration arrangement that requires us to pay the seller, who is also the owner of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp Inc., as the controlling interest, and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss and future capital contributions will be allocated, at a percentage of 70% and 30% to Culp Inc. and the noncontrolling interest, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.2 million at August 4, 2019, mostly represents the $4.5 million fair value determined at the acquisition date minus its allocation of net loss subsequent to the acquisition date and through the end of our first quarter of fiscal 2020.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the three-month period ending July 29, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month periods ending August 4, 2019, and July 29, 2018, have been prepared as if the acquisition of eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	August 4, 2019	July 29, 2018
Net Sales	$74,847	$74,598
Income from operations	2,689	2,073
Net income	1,174	939
Net loss - noncontrolling interest	164	-
Net income – Culp Inc. common shareholders	1,338	939
Net income per share (basic) – Culp Inc. common shareholders	0.11	0.08
Net income per share (diluted) –
Culp Inc. common shareholders	0.11	0.07

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would actually have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$393	$357
Provision for bad debts	(30)	9
Net write-offs, net of recoveries	-	-
Ending balance	$363	$366

5.  Revenue from Contracts with Customers

Nature of Performance Obligations

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read Window Products LLC (Read), a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. The home accessories segment is our finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, and bedding and home accessories products, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue.  If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 45 days.  Such terms are common within the industries in which we operate and are not considered financing arrangements.  There were no contract assets recognized as of August 4, 2019, July 29, 2018, and April 28, 2019.

A summary of the activity of deferred revenue for the three-month periods ended August 4, 2019, and July 29, 2018, follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$399	$809
Revenue recognized on contract liabilities	(483)	(742)
Payments received for services not yet rendered	768	567
Ending balance	$684	$634

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 4, 2019:

Net Sales
	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$38,685	$29,827	$4,302	$72,814

Services transferred over time	-	2,033	-	2,033

Total Net Sales	$38,685	$31,860	$4,302	$74,847

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 29, 2018:

Net Sales
	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$34,398	$31,821	$2,585	$68,804

Services transferred over time	-	2,669	-	2,669

Total Net Sales	$34,398	$34,490	$2,585	$71,473

6.  Inventories

Inventories are carried at the lower of cost or net realizable value.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Raw materials	$6,467	$5,291	$5,617
Work-in-process	2,677	2,413	2,289
Finished goods	41,516	47,285	42,954
	$50,660	$54,989	$50,860

7.  Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Tradenames	$7,232	$7,232	$7,232
Customer relationships, net	2,463	2,764	2,538
Non-compete agreement, net	659	734	678
	$10,354	$10,730	$10,448

Tradenames

A summary of the carrying amount of our tradenames follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$7,232	$683
Acquisition of business (note 3)	-	6,549
Ending balance	$7,232	$7,232

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our tradenames were determined to have an indefinite useful life and therefore, are not being amortized. However, our tradenames will be assessed annually for impairment.
Customer Relationships
A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$2,538	$2,839
Amortization expense	(75)	(75)
Ending balance	$2,463	$2,764

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.
The gross carrying amount of our customer relationships were $3.1 million at August 4, 2019, July 29, 2018, and April 28, 2019, respectively. Accumulated amortization for these customer relationships were $652,000, $351,000 and $577,000 at August 4, 2019, July 29, 2018, and April 28, 2019, respectively.
The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2020 - $226,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; and Thereafter - $1,033,000.
The weighted average amortization period for our customer relationships is 8.4 years as of August 4, 2019.

Non-Compete Agreement
A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$678	$753
Amortization expense	(19)	(19)
Ending balance	$659	$734

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.
The gross carrying amount of our non-compete agreement was $2.0 million at August 4, 2019, July 29, 2018, and April 28, 2019, respectively. Accumulated amortization for our non-compete agreement was $1.4 million at August 4, 2019, $1.3 million at July 29, 2018, and $1.4 million at April 28, 2019.
The remaining amortization expense for the next five years and thereafter follows: FY 2020 - $57,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000; FY 2024 - $75,000, and Thereafter - $302,000.
The weighted average amortization period for the non-compete agreement is 8.8 years as of August 4, 2019.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$27,222	$13,569
Acquisition of business (see note 3)	-	13,653
Ending balance	$27,222	$27,222

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

CLIH reported net income totaling $26,000 for the three-month period ending August 4, 2019, and incurred a net loss totaling $154,000 for the three-month period ending July 29, 2018. Our equity interest in CLIH’s net income for the three-month period ending August 4, 2019, was $13,000, and our equity interest in CLIH’s net loss for the three-month period ending July 29, 2018, was $77,000.

The following table summarizes information on assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Total assets	$3,161	$3,153	$3,126
Total liabilities	$120	$103	$111
Total members’ equity	$3,041	$3,050	$3,015

At August 4, 2019, July 29, 2018, and April 28, 2019, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership interest in CLIH.

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Compensation, commissions and related benefits	$3,493	$3,719	$4,229
Interest	13	12	4
Other accrued expenses	5,393	5,194	5,292
	$8,899	$8,925	$9,525

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 4, 2019, we had accrued expenses totaling $8.9 million, of which $8.6 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At July 29, 2018, we had accrued expenses totaling $8.9 million of which $8.2 million and $749,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At April 28, 2019,  we had accrued expenses totaling $9.5 million, of which $9.2 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring (credit) expense and restructuring related charges that were associated with the above exit and disposal activity:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Inventory markdowns	$-	$1,565
Employee termination benefits	(35)	451
Restructuring (credit) expense and restructuring related charges (1)(2)	$(35)	$2016

(1)	The $35,000 credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the three-month period ending August 4, 2019.

(2)
Of the $2.0 million, $1.6 million and $451,000 were recorded to cost of sales and restructuring expense, respectively, in the Consolidated Statements of Net Income for the three-month period ending July 29, 2018.

The following summarizes the activity in accrued restructuring costs:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$124	$-
Accrual established in fiscal 2019	-	451
Payments	(47)	(6)
Adjustments	(35)	-
Ending balance	$42	$445

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $25 million, is set to expire on August 15, 2020, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 3.68%, 3.53%, and 3.93% at August 4, 2019, July 29, 2018, and April 28, 2019) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at August 4, 2019 and April 28, 2019, respectively. At July 29, 2018, we had outstanding borrowings associated with the Credit Agreement totaling $4.0 million.

At August 4, 2019, July 29, 2018, and April 28, 2019, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.8 million USD at August 4, 2019). This agreement has an interest rate determined by the Chinese government and is set to expire on January 31, 2020. There were no outstanding borrowings as of August 4, 2019, July 29, 2018, and April 28, 2019, respectively.

Subordinated Loan Payable

On February 7, 2019, eLuxury entered into a subordinated credit agreement with the owner of its noncontrolling interest which provides a revolving loan commitment of $1.0 million that expires on June 22, 2023. Interest is charged at a rate (applicable interest rate of 3.68% at August 4, 2019) as a variable spread over LIBOR based on Culp’s ratio of debt to EBITDA. There were outstanding borrowings under this agreement totaling $925,000 and $675,000 at August 4, 2019 and April 28, 2019, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. We were in compliance with these financial covenants as of August 4, 2019.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at August 4, 2019 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,920	N/A	N/A	$6,920
Growth Allocation Fund	213	N/A	N/A	213
Moderate Allocation Fund	130	N/A	N/A	130
Other	84	N/A	N/A	84

	Fair value measurements at July 29, 2018 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,749	N/A	N/A	$6,749
Large Blend Fund	438	N/A	N/A	438
Growth Allocation Fund	180	N/A	N/A	180
Moderate Allocation Fund	117	N/A	N/A	117
Other	187	N/A	N/A	187

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

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds with maturities that ranged from 2 to 2.5 years, in which these bonds have since matured during the first quarter of fiscal 2020. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on contractual maturity date in relation to the respective reporting period and recorded at amortized cost.

At April 28, 2019, and July 29, 2018, our held-to-maturity investments recorded at amortized cost totaled $5.0 million and $30.8 million, respectively. The fair value of our held-to-maturity investments at April 28, 2019, and July 29, 2018, totaled $5.0 million and $30.6 million, respectively.

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

These long-term investments are recorded at their fair values of $7.3 million, $7.7 million, and $7.1 million at August 4, 2019, July 29, 2018, and April 28, 2019, respectively. Our long-term investments had an accumulated unrealized gain of $46,000, $104,000, and $40,000 at August 4, 2019, July 29, 2018, and April 28, 2019, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

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

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and were classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using the Black Sholes pricing model.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Cash Flow Information

Interest and income taxes paid are as follows:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Interest	$-	$24
Income taxes	1,822	3,223

15.  Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period.  Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net income per share follows:

	Three months ended
(amounts in thousands)	August 4, 2019	July 29, 2018
Weighted average common shares outstanding, basic	12,399	12,510
Dilutive effect of stock-based compensation	11	90
Weighted average common shares outstanding, diluted	12,410	12,600

16.  Segment Information

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. The home accessories segment is our finished products business that manufactures, sources and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring (credit) expense and restructuring related charges, and other non-recurring items. Cost of sales for all segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant and equipment, and right of use assets (see note 19 for further details). The mattress fabrics segment also includes in segment assets their assets held for sale and investment in an unconsolidated joint venture. Goodwill and intangible assets are not included in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
	August 4, 2019	July 29, 2018
Net sales:
Mattress Fabrics	$38,685	$34,398
Upholstery Fabrics	31,860	34,490
Home Accessories	4,302	2,585
	$74,847	$71,473
Gross profit:
Mattress Fabrics	$5,691	$5,302
Upholstery Fabrics	6,721	6,153
Home Accessories	953	669
Total segment gross profit	$13,365	$12,124
Restructuring related charges (2)	-	(1,565)
	$13,365	$10,559
Selling, general, and administrative expenses
Mattress Fabrics	$3,071	$2,512
Upholstery Fabrics	3,846	3,626
Home Accessories	1,488	636
Unallocated corporate expenses	2,306	1,259
	$10,711	$8,033

Income (loss) from operations:
Mattress Fabrics	$2,620	$2,790
Upholstery Fabrics	2,875	2,527
Home Accessories	(535)	33
Unallocated corporate expenses	(2,306)	(1,259)
Total segment income from operations	2,654	4,091
Restructuring credit (expense) and restructuring related charges (1) (2)	35	(2,016)
Total income from operations	2,689	2,075
Interest expense	(9)	(20)
Interest income	249	150
Other expense	(87)	(257)
Income before income taxes	$2,842	$1,948

 (1) The $35 restructuring credit represents employee termination benefits associated with the closure of our upholstery fabrics plant facility located in Anderson, SC (see note 11 for further details). The $35 restructuring credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the three-month period ending August 4, 2019.

(2) The total charge of $2.0 million, represents a restructuring related charge of $1.6 million for inventory markdowns and a $451 restructuring charge for employee termination benefits associated with the closure of our upholstery fabrics plant facility in Anderson, SC. The $1.6 million restructuring related charge and the $451 restructuring charge were recorded to cost of sales and restructuring expense in the Consolidated Statements of Net Income for the three-month period ending July 29, 2018.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Segment assets:
Mattress Fabrics
Accounts receivable	$12,632	$11,408	$12,098
Inventory	24,410	31,506	24,649
Assets held for sale	100	-	-
Property, plant and equipment (1)	43,211	48,156	44,266
Right of use assets (2)	235	-	-
Investment in unconsolidated joint venture	1,520	1,525	1,508
Total mattress fabrics assets	82,108	92,595	82,521
Upholstery Fabrics
Accounts receivable	11,029	11,345	11,274
Inventory	23,183	21,784	22,915
Property, plant and equipment (3)	1,856	2,370	1,795
Right of use assets (4)	3,054	-	-
Total upholstery fabrics assets	39,122	35,499	35,984
Home Accessories
Accounts receivable	429	472	379
Inventory	3,067	1,699	3,296
Property, plant and equipment (5)	1,815	2,141	1,910
Right of use assets (6)	1,042	-	-
Total home accessories assets	6,353	4,312	5,585
Total segment assets	127,583	132,406	124,090
Non-segment assets:
Cash and cash equivalents	44,236	8,593	40,008
Short-term investments (Held-to-Maturity)	-	30,756	5,001
Current income taxes receivable	776	-	776
Other current assets	2,578	3,852	2,849
Deferred income taxes	486	3,721	457
Property, plant and equipment (7)	407	511	418
Right of use assets (8)	2,199	-	-
Goodwill	27,222	27,222	27,222
Intangible assets	10,354	10,730	10,448
Long-term investments (Rabbi Trust)	7,347	7,671	7,081
Noncurrent income taxes receivable	733	-	733
Other assets	526	910	643
Total assets	$224,447	$226,372	$219,726

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Capital expenditures (9):
Mattress Fabrics	$669	$1,198
Upholstery Fabrics	184	57
Home Accessories	-	-
Unallocated Corporate	56	-
Total capital expenditures	$909	$1,255
Depreciation expense:
Mattress Fabrics	$1,620	$1,762
Upholstery Fabrics	190	215
Home Accessories	95	38
Total depreciation expense	$1,905	$2,015

(1)
The $43.2 million at August 4, 2019, represents property, plant, and equipment of $31.2 million and $12.0 million located in the U.S. and Canada, respectively. The $48.2 million at July 29, 2018, represents property, plant, and equipment of $35.1 million and $13.1 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

(2)	The $235 at August 4, 2019, represents right of use assets located in the U.S.

(3)
The $1.9 million at August 4, 2019, represents property, plant, and equipment of $1.3 million and $548 located in the U.S. and China, respectively. The $2.4 million at July 29, 2018, represents property, plant, and equipment of $1.8 million and $616 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591 located in the U.S. and China, respectively.

(4)	The $3.1 million at August 4, 2019, represents right of use assets of $1.8 million and $1.3 million located in China and the U.S., respectively

(5)	The $1.8 million at August 4, 2019, $2.1 million at July 29, 2018, and $1.9 million at April 28, 2019, represents property, plant and equipment located in the U.S.

(6)	The $1.0 million at August 4, 2019, represents right of use assets located in the U.S.

(7)
The $407, $511, and $418 at August 4, 2019, July 29, 2018, and April 28, 2019, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics, upholstery fabrics, and home accessories segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(8)	The $2.2 million at August 4, 2019, represents right of use assets located in the U.S.

(9)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.7 million, or 59.1% of income before income taxes, for the three- month period ended August 4, 2019, compared with income tax expense of $906,000, or 46.5% of income before income taxes, for the three-month period ended July 29, 2018. Our effective income tax rates for the three-month periods ended August 4, 2019, and July 29, 2018, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income Tax (GILTI)	23.7	2.5
Foreign income tax rate differential	10.6	8.3
Tax effects of Chinese foreign exchange gains	1.3	2.1
Change in estimate of U.S. valuation allowance	1.8	8.6
Excess income tax deficiency related to stock-based compensation	0.8	1.7
Other	(0.1)	2.3
	59.1%	46.5%

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

Based on our assessments at August 4, 2019, July 29, 2018, and April 28, 2019, valuation allowances against our deferred income taxes pertain to the following jurisdictions:
(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
U.S. state loss carryforwards and credits	$711	849	666
U.S. foreign income tax credits	-	4,550	82
	$711	5,399	748

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed Earnings
In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of August 4, 2019, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at August 4, 2019, July 29, 2018, and April 28, 2019, we recorded a deferred income tax liability of $2.9 million, $2.8 million, and $3.5 million, respectively, for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

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

At August 4, 2019, we had a $914,000 total gross unrecognized income tax benefit that was recorded to income taxes payable- long-term in the accompanying Consolidated Balance Sheets. At July 29, 2018, we had a $820,000 total gross unrecognized income tax benefit, of which $440,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had a $903,000 total gross unrecognized income tax benefit, of which $523,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At August 4, 2019, our $914,000 total gross unrecognized income tax benefit would favorably affect the income tax rate in future periods. At July 29, 2018, our $820,000 total gross unrecognized income tax benefit, included $440,000 that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2019, our $903,000 total gross unrecognized income tax benefit included $523,000 that, if recognized, would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $914,000 relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Stock-Based Compensation

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

At August 4, 2019, there were 913,648 shares available for future equity-based grants under our 2015 plan.

Performance-Based Restricted Stock Units

Executive Management

We grant performance-based restricted stock units to certain senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved will be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost is measured based on their fair market value on the date of grant. The fair market value per share is determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based components.

Key Employees and a Non-Employee

We grant performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements.

Our performance-based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

Our performance-based restricted stock units granted to a non-employee, which vested during the first quarter of fiscal 2020, were measured based on the fair market value (the closing price of our common stock) on the date when the performance criteria was met.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that are currently unvested:
Date of Grant	(3) Restricted Stock Units Awarded	Price Per Share	Vesting Period
July 18, 2019 (1)	93,653	$18.49 (6)	3 years
July 18, 2019 (2)	15,213	$18.49 (6)	3 years
August 2, 2018 (1)	86,599	$18.51 (4)	3 years
August 2, 2018 (2)	47,800	$24.35 (6)	3 years
July 13, 2017 (1)	78,195	$31.85 (5)	3 years
July 13, 2017 (2)	44,000	$32.50 (6)	3 years
(1) Performance-based restricted stock units awarded to certain senior executives.
(2) Performance-based restricted stock units awarded to key employees.
(3) Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4) Price per share represents the fair market value per share ($0.76 per $1 or a reduction of $5.84 to the closing price of the common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based components of the performance-based restricted stock units granted to certain senior executives on August 2, 2018.
(5) Price per share represents the fair market value per share ($0.98 per $1 or a reduction of $0.65 to the closing price of the common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($32.50) for the performance-based components of the performance-based restricted stock units granted to certain senior executives on July 13, 2017.
(6) Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during the three-month periods ending August 4, 2019 and July 29, 2018:

Fiscal Year	Restricted Stock Units Vested	(3) Fair Value	Weighted Average Price Per Share
Fiscal 2020 (1)	9,489	$165	$17.36	(4)
Fiscal 2020 (2)	4,148	$72	$17.36	(4)
Fiscal 2019 (1)	128,632	$3,754	$29.19	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(4)

(1) Certain senior executives and key employees.
(2) Non-employee
(3) Dollar amounts are in thousands.
(4) The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance based restricted stock units vested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Overall
We recorded compensation expense of $68,000 and a credit to compensation expense of $506,000 within selling, general, and administrative expenses for the three-month periods ending August 4, 2019, and July 29, 2018, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, compensation cost will not be recorded and any previously recognized compensation cost would be reversed.
At August 4, 2019, the remaining unrecognized compensation cost related to our performance based restricted stock units was $1.4 million, which is expected to be recognized over a weighted average vesting period of 2.7 years. At August 4, 2019, the performance based restricted stock units that were expected to vest had a fair value totaling $1.5 million.

Time Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock units associated with key members of management that are currently unvested:
Date of Grant	Time Based Stock Units Awarded	Price Per Share	Vesting Period
July 18, 2019	15,213	$18.49(1)	3 years
August 2, 2018	10,000	$24.35(1)	5 years
(1) Price per share represents closing price of common stock on the date the respective award was granted

The following table summarizes information related to our time-based restricted stock units that vested during the three-month periods ending August 4, 2019 and July 29, 2018:

Fiscal Year	Restricted Stock Units Vested	(1) Fair Value	Weighted Average Price Per Share
Fiscal 2020	-	$-	-
Fiscal 2019	1,200	$21	$17.36	(2)
(1) Dollar amounts are in thousands.
(2) The weighted average price per share is derived from the closing prices of our common stock on the dates the respective time-based restricted stock units vested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

We recorded compensation expense of $16,000 and $5,000 within selling, general, and administrative expense associated with our time vested restricted stock unit awards for the three-month periods ending August 4, 2019, and July 29, 2018, respectively.
At August 4, 2019, the remaining unrecognized compensation cost related to our time vested restricted stock units was $467,000, which is expected to be recognized over a weighted average vesting period of 3.3 years. At August 4, 2019, the time vested restricted stock awards that were expected to vest had a fair value totaling $435,000.
Common Stock Award
We granted a total of 3,659 shares of common stock to our outside directors on July 1, 2019. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of this award was $19.21 per share on July 1, 2019, which represents the closing price of our common stock on the date of grant.
We recorded $70,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the three-months ending August 4, 2019.

19.  Leases

Overview

We lease manufacturing facilities, office space, distribution centers, and equipment under operating lease arrangements.  We determine if an arrangement is a lease at its inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.  Operating leases with an initial term of 12 months or less are not recognized in our Consolidated Balance Sheets. We recognize a right of use asset and lease liability on the commencement date of a lease arrangement based on the present value of lease payments over the lease term.

Our operating leases have remaining lease terms of 1 to 6 years, with renewal options for additional periods ranging up to 10 years.  A lease term may include renewal options if it is reasonably certain that the option to renew a lease period will be exercised. A renewal option is considered reasonably certain to be exercised if there is a significant economic incentive, as defined in Topic 842, to exercise the renewal option on the date a lease arrangement is commenced. Currently, renewal options are not included in the lease terms for any of our leases, as there is not a significant economic incentive for us to exercise any of our renewal options.

Most of our leases do not provide an implicit interest rate, and as a result, we use our incremental borrowing rate based on information available on the commencement date of a lease arrangement in determining the present value of lease our payments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Balance Sheet
The right of use asset and lease liabilities associated with our operating leases as of August 4, 2019, and April 29, 2019, are as follows:

(dollars in thousands)	August 4, 2019	(1) April 29, 2019
Right of use asset	$6,530	$7,191
Operating lease liability - current	2,456	2,629
Operating lease liability – noncurrent	3,955	4,473

(1)	Represents adoption date of Topic 842.
Supplemental Cash Flow Information

Three Months Ended
(dollars in thousands)	August 4, 2019
Operating lease liability payments	$657

Right of use assets exchanged for lease liabilities	-

Operating lease expense for the three-months ended August 4, 2019, was $719,000. Short-term lease and variable lease expenses were immaterial for the three-months ended August 4, 2019.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2020, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2020	$2,025
2021	2,044
2022	1,096
2023	683
2024	659
Thereafter	346
$6,853
Less: interest	(442)
Present value of lease liabilities	$6,411

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of August 4, 2019, the weighted average remaining lease term and discount rate for our operating leases follows:

(dollars in thousands)	August 4, 2019
Weighted average lease term	3.5 years

Weighted average discount rate	3.82%

20.   Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At August 4, 2019, July 29, 2018, and April 28, 2019, we had total amounts due regarding capital expenditures totaling $60,000, $862,000, and $78,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At August 4, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.5 million.

21. Statutory Reserves
Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.
The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 4, 2019, the company’s statutory surplus reserve was $4.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
Our subsidiaries located in China can transfer funds to the parent company excerpt for the statutory surplus reserve of $4.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

22.  Common Stock Repurchase Program
On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the three-month period ended August 4, 2019, we did not purchase any shares of our common stock. At August 4, 2019, we had $1.7 million available for repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on June 15, 2016.
On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

23.  Dividend Program

On September 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on or about October 15, 2019, to shareholders of record as of October 4, 2019.

During the three-months ended August 4, 2019, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share. During three-months ended July 29, 2018, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends, or future developments.  There can be no assurance that the company will realize these expectations, meet its guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 12, 2019, for the fiscal year ended April 28, 2019, and our subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three months ended August 4, 2019, and July 29, 2018, represent 14-week and 13-week periods, respectively. Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, and a fifty-percent owned cut and sew mattress cover operation located in Haiti. The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China, and Burlington, NC. With the acquisition of Read Window Products, LLC (Read) late in fiscal 2018, we now have a wholly owned company located in Knoxville, TN, that provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant in Anderson, SC during the first quarter of fiscal 2019, which has since been closed during the second quarter of fiscal 2019.  The home accessories segment is the company’s new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.  Through our June 22, 2018, investment in eLuxury, LLC (eLuxury), we now have a majority owned company located in Evansville, IN which operates the global e-commerce platform for the home accessories segment.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material costs and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	August 4, 2019	July 29, 2018	Change
Net sales	$74,847	$71,473	4.7%
Gross profit	13,365	10,559	26.6%
Gross profit margin	17.9%	14.8%	310	bp
SG&A expenses	10,711	8,033	33.3%
Income from operations	2,689	2,075	29.6%
Operating margin	3.6%	2.9%	70	bp
Income before income taxes	2,842	1,948	45.9%
Income taxes	1,681	906	85.5%
Net income	1,174	965	21.7%
Net income attributable to Culp Inc common shareholders	1,338	957	39.8%

Net Sales

Overall, our net sales for the first quarter of fiscal 2020 increased by 4.7% compared with the same period a year ago, with mattress fabric sales increasing 12.5% and upholstery fabric sales declining 7.6%.  Net sales for our home accessories segment were $4.3 million compared with $2.6 million for the partial first quarter period of fiscal 2019, which commenced in the middle of the quarter with the June 22, 2018, investment in eLuxury.   Net sales for the home accessories segment were comparable to the fourth and third quarters of fiscal 2019.

The first quarter of fiscal 2020 had 14 weeks compared to 13 weeks for the first quarter of fiscal 2019.  With respect to the home accessories segment, the first quarter of fiscal 2020 had 14 weeks compared to six weeks for the partial first quarter period of fiscal 2019.

The increase in mattress fabrics net sales reflects an additional week of sales for the quarter, as well as a strong performance from CLASS, our sewn mattress cover business, and increased customer demand for our woven mattress fabrics.

The decline in upholstery fabric net sales for the quarter primarily relates to the continued soft retail environment for retail furniture, as well as ongoing issues surrounding international trade agreements and the associated tariffs. It also reflects a loss in sales resulting from the closure of our Anderson, SC facility, that was completed in the second quarter of fiscal 2019.

The first quarter net sales for our new home accessories business segment, which includes our June 2018 majority investment in eLuxury, reflect reduced demand for legacy bedding products.
See the Segment Analysis section below for further details.

Income Before Income Taxes
Overall, our income before income taxes was $2.8 million, compared with $1.9 million for the prior-year period.  Income before income taxes for the first quarter of the prior fiscal year was affected by non-recurring restructuring and related charges of $2.0 million related to the company’s closure of the Anderson, South Carolina, production facility, while results for the first quarter of fiscal 2020 included a non-recurring restructuring credit of approximately $35,000 related to certain employee termination benefits.
Operating performance for the first quarter of fiscal 2020 was affected by operating income pressures in the mattress fabrics segment related primarily to lower demand for our more profitable knitted mattress fabrics products, resulting in reduced production schedules, as well as higher employee-related costs. In addition, the home accessories segment was affected by reduced demand for eLuxury’s legacy bedding products and increased marketing fees and promotional expenses. These pressures were offset somewhat by an improved operating performance in the upholstery fabrics segment as a result of a more profitable product mix and more favorable foreign currency exchange rates associated with our operations located in China compared with the same period a year ago.
Additionally, unallocated corporate SG&A expense was significantly higher this quarter as compared to the prior year due primarily to adjustments that occurred in the first quarter of fiscal 2019 that lowered share-based compensation expense.
See the Segment Analysis section below for further details.
Income Taxes

The effective income tax rate for the first quarter of fiscal 2020 was 59.1% compared with 46.5% for the same period a year ago. The increase reflects the continued shift in the mix of our taxable income that is now mostly earned by our foreign operations located in China and Canada at higher income tax rates in relation to the U.S. Additionally, this current mix of our taxable income has resulted in a significant increase in our Global Intangible Low Taxed Income (GILTI) Tax, which represents a U.S. income tax on our foreign earnings. Importantly, income taxes incurred in the U.S. on a cash basis for fiscal 2020 are expected to be minimal due to the projected utilization of our U.S. Federal net operating loss carryforwards.

Refer to note 17 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At August 4, 2019, our cash and investments (which comprise cash and cash equivalents and short-term investments (held-to-maturity)) totaled $44.2 million compared with $45.0 million at April 28, 2019. This slight decrease from the end of fiscal 2019 was primarily due to a regular quarterly dividend payment of $1.2 million, $935,000 for capital expenditures that were mostly associated with our mattress fabrics segment, and $763,000 for a final cash payment of an acquisition, partially offset by net cash provided by operating activities totaling $2.0 million.

Our net cash provided by operating activities was $2.0 million during the first quarter of fiscal 2020, improved from a $2.0 million use of cash from operating activities during the first quarter of fiscal 2019. This improvement is due mostly to higher cash flow from earnings and improved working capital management during the first quarter of fiscal 2020 compared with the same period a year ago.

At August 4, 2019, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Dividend Program

On September 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on or about October 15, 2019, to shareholders of record as of October 4, 2019.

During the first quarter of fiscal 2020, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share. During first quarter of fiscal 2019, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share.

Common Stock Repurchase Program
On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the three-month period ended August 4, 2019, we did not purchase any shares of our common stock. At August 4, 2019, we had $1.7 million available for repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on June 15, 2016.

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	August 4, 2019	July 29, 2018	Change

Net sales	$38,685	$34,398	12.5%
Gross profit	5,691	5,302	7.3%
Gross profit margin	14.7%	15.4%	(70	)bp
SG&A expenses	3,071	2,512	22.3%
Income from operations	2,620	2,790	(6.1)%
Operating margin	6.8%	8.1%	(130	)bp

Net Sales

The increase in mattress fabrics net sales reflects a 14-week period in the first quarter of fiscal 2020 compared to a 13-week period in the first quarter of fiscal 2019, as well a higher customer demand for sewn mattress covers from our CLASS business and for woven mattress fabrics.

We benefitted from the growing demand for mattress covers from customers in the expanding roll-packed (boxed) bedding space.  We have diversified our customer base in this market segment, and we are encouraged by additional opportunities with existing and new customers.  Our flexible, global platform, including out production locations in the U.S., Haiti, and China, supports this diversification strategy.

Following a difficult year of declining sales related to the influx of low-cost mattress imports from China, as well as retail disruption, the domestic mattress industry appears to be stabilizing, and we are realizing some benefits from the punitive anti-dumping measures announced by the U.S. Department of Commerce early in the first quarter.  We expect business conditions will continue improving with the further sell-through of excess inventory of China mattress imports, as well as customers continuing to alter their supply chains away from China.  Nevertheless, it remains uncertain as to when demand trends will return to previous levels.

Gross Profit and Operating Income

Although our net sales increased over the first quarter of fiscal 2019 as noted above, our operating profits declined compared with the same period a year ago, due primarily to temporary lower demand for our more profitable knitted products as customers absorbed existing inventory, resulting in reduced production schedules.  We also incurred increases in certain employee-related costs.

Looking forward to the second quarter of fiscal 2020, we believe business conditions are stabilizing and will result in improved performance as we continue to rationalize production in the most cost-effective locations.  Additionally, our sustainable and efficient manufacturing platform with enhanced capacity and distribution capabilities continues to provide the flexibility and scalability necessary to serve our customers in a changing global environment.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, property, plant and equipment, right of use assets, and investment in an unconsolidated joint venture.

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Accounts receivable	$12,632	$11,408	$12,098
Inventory	24,410	31,506	24,649
Assets held for sale	100	-	-
Property, plant & equipment	43,211	48,156	44,266
Right of use assets	235	-	-
Investment in unconsolidated joint venture	1,520	1,525	1,508
	$82,108	$92,595	$82,521

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 4, 2019, accounts receivable increased by 10.7%, compared with July 29, 2018. This increase primarily reflects the increase in net sales of 12.5% during the first quarter noted above.

As of August 4, 2019, accounts receivable increased by 4.4%, compared with April 28, 2019. This increase primarily reflects an increase in net sales during the first quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019. Net sales during the first quarter of fiscal 2020 were $38.7 million, an increase of 2.5%, compared with $37.7 million during the fourth quarter of fiscal 2019.

Inventory

As of August 4, 2019, inventory decreased by $7.1 million, or 22.5%, compared with July 29, 2018. During the first quarter of fiscal 2019, inventory significantly increased due to purchases in excess of actual demand trends that were much lower than anticipated as a result of the rapid growth of low-priced imported mattresses from China. Subsequently, management aligned our inventory purchases to reflect this lower demand, and therefore, was able to subsequently reduce our inventory levels.

As of August 4, 2019, inventory was comparable with April 28, 2019.

Property, Plant & Equipment

As of August 4, 2019, property plant, and equipment decreased in comparison to July 29, 2018, and April 28, 2019. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on our machinery and equipment.

The $43.2 million at August 4, 2019, represents property, plant, and equipment of $31.2 million and $12.0 million located in the U.S. and Canada, respectively. The $48.2 million at July 29, 2018, represents property, plant, and equipment of $35.1 million and $13.1 million located in the U.S. and Canada, respectively. The $44.3 million at April 29, 2018, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

Right of Use Assets

As of August 4, 2019, our right of use assets balance reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $235,000 represents right of use assets located in the U.S.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See note 9 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 4, 2019		July 29, 2018		% Change

Non-U.S. Produced	$29,630	93%	$30,368	88%	(2.4)%
U.S. Produced	2,230	7%	4,122	12%	(45.9)%
Total	$31,860	100%	$34,490	100%	(7.6)%

Net sales in this segment decreased in the first quarter of fiscal 2020 as compared to the same period a year ago, in line with expectations. The first quarter of fiscal 2020 had 14 weeks compared to 13 weeks for the first quarter of fiscal 2019.

The drop in net sales for this segment reflects the continued soft retail environment for residential furniture, as well as ongoing issues surrounding international trade agreements and associated tariffs.  This unstable environment has disrupted supply chains throughout the furniture industry. Additionally, the drop in U.S. produced sales reflects the closure of our Anderson, SC, facility in the second quarter of fiscal 2019, such that net sales for the first quarter of fiscal 2019 included sales from the Anderson facility, whereas there were no such sales in the first quarter of fiscal 2020.
In spite of these challenges, we aggressively pursued our product-driven strategy and remained focused on the diversification of our customer base.  Our ability to provide a diverse product offering has allowed us to reach new market segments and expand our customer base in both the residential and hospitality markets.  Read Window Products, our window treatment and installation services business, has supported our ability to expand our reach in the hospitality market. We also continue to see favorable demand trends from our residential furniture customers for our popular line of LiveSmart® performance fabrics.  During the first quarter of fiscal 2020, we also expanded the LiveSmart® brand with the introduction of LiveSmart Evolve™, a new line of fabrics featuring the same performance technology with the use of recycled fibers to deliver a sustainable textile product.  The LiveSmart Evolve™ launch has been well received in recent showings and confirms our ongoing commitment to environmental responsibility.

Currently, the uncertainties surrounding additional proposed tariffs and the associated geopolitical risks make it difficult to forecast the potential impact on our business.  We expect the soft retail demand trends for furniture, as well as the ongoing tariff uncertainties, to continue at least through the second quarter of fiscal 2020.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	August 4, 2019	July 29, 2018	Change

Gross profit	$6,721	$6,153	9.2%
Gross profit margin	21.1%	17.8%	330	bp
SG&A expenses	3,846	3,626	6.1%
Income from operations	2,875	2,527	13.8%
Operating margin	9.0%	7.3%	170	bp
Restructuring related charges	-	1,565	(100.0)%

Our improved operating performance for the first quarter of fiscal 2020 reflects a more profitable product mix and more favorable foreign currency exchange rates associated with our operations located in China, leading to higher gross profit and operating margin.

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring (credit) expense and restructuring related charges that were associated with the above exit and disposal activity:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Inventory markdowns	$-	$1,565
Employee termination benefits	(35)	451
Restructuring (credit) expense and restructuring related charges (1) (2)	$(35)	$2,016

(1)	The $35,000 credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the three-month period ending August 4, 2019.

(2)
Of the $2.0 million, $1.6 million and $451,000 were recorded to cost of sales and restructuring expense, respectively, in the Consolidated Statements of Net Income for the three-month period ending July 29, 2018.

The following summarizes the activity in accrued restructuring costs:

	Three months ended
(dollars in thousands)	August 4, 2019	July 29, 2018
Beginning balance	$124	$-
Accrual established in fiscal 2019	-	451
Payments	(47)	(6)
Adjustments	(35)	-
Ending balance	$42	$445

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Accounts receivable	$11,029	$11,345	$11,274
Inventory	23,183	21,784	22,915
Property, plant & equipment Right of use assets	1,856 3,054	2,370 -	1,795 -
	$39,122	$35,499	$35,984

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 4, 2019, accounts receivable was comparable with July 29, 2018, and April 28, 2019.

Inventory

As of August 4, 2019, inventory increased $1.4 million or 6.4%, compared with July 29, 2018. The increase in inventory stems from increased tariffs.

As of August 4, 2019, inventory was comparable with April 28, 2019.

Property, Plant, & Equipment

The $1.9 million at August 4, 2019, represents property, plant, and equipment of $1.3 million and $548,000 located in the U.S. and China, respectively. The $2.4 million at July 29, 2018, represents property, plant, and equipment of $1.8 million and $616,000 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591,000 located in the U.S. and China, respectively.

Right of Use Assets

As of August 4, 2019, our right of use assets balance reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $3.1 million represents right of use assets of $1.8 million and $1.3 million located in China and the U.S., respectively.

Home Accessories Segment

	Three Months Ended
(dollars in thousands)	August 4, 2019	July 29, 2018	Change

Net sales	$4,302	$2,585	66.4%
Gross profit	953	669	42.5%
Gross profit margin	22.2%	25.9%	(370	)bp
SG&A expenses	1,488	636	134.0%

(Loss) income from operations	(535)	33	N.M.

Operating margin	(12.4)%	1.3%	N.M.

Net Sales, Gross Profit, and Operating (Loss) Income

This segment, which includes our June 2018 majority investment in eLuxury, represents our e-commerce and finished products business offering bedding accessories and home goods.  The combined platform for this new segment supports sales of finished products to both consumers and businesses through global e-commerce and business-to-business sales channels.

For our home accessories segment, the first quarter of fiscal 2020 had 14 weeks, compared to six weeks for the first quarter of fiscal 2019 as a result of the June 22, 2018 investment in eLuxury.  Net sales for this segment in the first quarter of fiscal 2020 were $4.3 million, compared with $2.6 million in net sales for the partial first quarter period of fiscal 2019.  Net sales for the home accessories segment were comparable to the third and fourth quarters of fiscal 2019.

The operating loss for our home accessories segment was in line with expectations, and comparable to the operating loss in the third and fourth quarters of fiscal 2019.  The results reflect reduced demand for legacy bedding products and increased marketing fees and promotional expenses.  These challenges unfavorably affected our financial results for the first quarter.

Our strategic focus for the segment is to develop innovative bedding products and other home accessory items through our global manufacturing platform and in coordination with all of Culp’s other divisions.  We are refining this business model with a more aggressive and strategic focus on the business-to-business market, along with greater customer diversification and new online retail marketplaces.  We also remain committed to improving the performance of legacy product lines for this segment.  In tandem with these strategies, we are continuing to develop new products featuring Culp mattress fabrics and upholstery fabrics that we plan to market through this new sales channel.

In accordance with ASC Topic 350, we assess goodwill for impairment at the end of each fiscal year or between annual tests if events or changes in circumstances indicate the carrying value of the asset may not be recovered. Such indicators include, but are not limited to, market conditions, operating results, competition, and general economic conditions. Identifying and assessing whether such impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. At August 4, 2019, management determined that no impairment indicators existed for our home accessories segment. Management will continue to carefully review whether impairment indicators exist each quarter. If we are not successful with our refined business model and strategic focus discussed above, we may determine that impairment indicators exist, which could result in possible future write-downs in accordance with our policy.

eLuxury

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) in which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items. Its products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

This acquisition brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

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

The goodwill related to this acquisition is attributable to eLuxury’s reputation with the products it offers and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

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

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp Inc., as the controlling interest, and the noncontrolling interest. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss and future capital contributions will be allocated, at a percentage of 70% and 30% to Culp Inc. and the noncontrolling interest, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.2 million at August 4, 2019, mostly represents the $4.5 million fair value determined at the acquisition date minus its allocation of net loss subsequent to the acquisition date and through the end of our first quarter of fiscal 2020.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the three-month period ending July 29, 2018.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	August 4, 2019	July 29, 2018	April 28, 2019
Accounts receivable	$429	$472	$379
Inventory	3,067	1,699	3,296
Property, plant & equipment	1,815	2,141	1,910
Right of use assets	1,042	-	-
	$6,353	$4,312	$5,585

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 4, 2019, accounts receivable were comparable with July 29, 2018, and April 28, 2019.

Inventory

As of August 4, 2019, inventory increased $1.4 million, or 80.5%, compared with July 29, 2018. The increase in inventory represents the start-up of our home accessories segment and acquisition of eLuxury that occurred during our first quarter of fiscal 2019.

As of August 4, 2019, inventory was comparable with April 28, 2019.

Property, Plant, & Equipment

The $1.8 million at August 4, 2019, $2.1 million at July 29, 2018, and $1.9 million at April 28, 2019, represents property, plant, and equipment located in the U.S.

Right of Use Assets

As of August 4, 2019, our right of use assets balance reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $1.0 million represents right of use assets located in the U.S.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	August 4, 2019	July 29, 2018	% Change
SG&A expenses	$10,711	$8,033	33.3%
Interest expense	9	20	(55.0)%
Interest income	249	150	66.0%
Other expense	87	257	(66.1)%

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses during the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 is mostly due to the following:

●
Stock-based compensation expense was $154,000 during the first quarter of fiscal 2020, compared with a credit to stock-based compensation expense of $501,000 during the first quarter of fiscal 2019. The credit to stock-based compensation expense during the first quarter of fiscal 2019 reflected change in estimate adjustments that were based on our assessment of the probability of whether certain pre-established targets would be met, and in turn, determine the number of performance-based restricted stock units expected to vest. The change in estimate adjustments reflected our decrease in profitability during the first quarter of fiscal 2019 stemming from the rapid growth of low-priced mattresses from China.

●	Higher annual incentive bonus expense due to stronger financial results in relation to pre-established performance targets.

●
Higher selling, general, and administrative expenses associated with our home accessories segment are mostly due to a full period of operations for the first quarter of fiscal 2020, compared with a partial period of operations during the first quarter of fiscal 2019. The partial period of operations during the first quarter of fiscal 2019 reflects the acquisition of eLuxury on June 22, 2018 (the middle of our first quarter of fiscal 2019).

●	Higher selling expenses associated with the mattress fabrics segment due to a 12.5% increase in net sales during the first quarter of fiscal 2020 compared with the same period a year ago.

Interest Expense

Interest expense reflects our historically low amount of borrowings outstanding. At August 4, 2019, our borrowings totaled $925,000 and related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

Interest Income

The increase in interest income reflects our current investment of excess cash held in U.S. money market funds earning higher interest rates compared with those associated with our prior investment in U.S. corporate bonds (see Liquidity section below for further details).

Currently, as a result of the recent decrease in interest rates and potential future interest rate reductions, we expect interest income to decrease for the remainder of fiscal 2020.

Other Expense

The decrease in other expense is primarily due to the realized loss of $94,000 from the sale of short-term investments (available-for-sale) that occurred during the first quarter of fiscal 2019 and more favorable foreign currency exchange rates associated with our China operations experienced during the first quarter of fiscal 2020 compared with the same period a year ago.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.7 million, or 59.1% of income before income taxes, for the three-month period ended August 4, 2019, compared with income tax expense of $906,000, or 46.5% of income before income taxes, for the three-month period ended July 29, 2018. Our effective income tax rates for the three-month periods ended August 4, 2019, and July 29, 2018, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income (GILTI) Tax	23.7	2.5
Foreign income tax rate differential	10.6	8.3
Tax effects of Chinese foreign exchange gains	1.3	2.1
Change in estimate of U.S. valuation allowance	1.8	8.6
Excess income tax deficiency related
to stock-based compensation	0.8	1.7
Other	(0.1)	2.3
	59.1%	46.5%

The increase in our effective income tax rate reflects the continued shift in the mix of our taxable income that is now mostly earned by our foreign operations located in China and Canada at higher income tax rates in relation to the U.S. Additionally, this current mix of our taxable income has resulted in a significant increase in our GILTI Tax, which represents a U.S. income tax on our foreign earnings.

The U.S. Treasury Department and Internal Revenue Service have issued newly proposed regulations that, if enacted, and if enacted as proposed, could provide us with some relief from the GILTI Tax under the proposed GILTI High-Tax exception election beginning in fiscal 2021 or later, subject to the timing of enactment.  The proposed GILTI High-Tax exception election is not available until the proposed regulations are finalized and effective.  There is no guarantee that the proposed regulations will be enacted, or that there won’t be changes to the final regulations that would reduce or eliminate the relief we would otherwise benefit from under the proposed regulations.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of August 4, 2019, July 29, 2018, and April 28, 2019, respectively.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of August 4, 2019, July 29, 2018, and April 28, 2019, respectively

Uncertain Income Tax Positions

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of August 4, 2019, July 29, 2018, and April 28, 2019, respectively.

Income Taxes Paid

Our income tax payments totaled $1.8 million during the first quarter of fiscal 2020 compared with $3.2 million during the first quarter of fiscal 2019. Our income tax payments were associated with our subsidiaries located in Canada and China. Importantly, income taxes incurred in the U.S. on a cash basis for fiscal 2020 are expected to be minimal due to the projected utilization of our U.S. Federal net operating loss carryforwards and immediate expensing of U.S. capital expenditures.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $44.2 million as of August 4, 2019, cash flow from operations, and the current availability ($30.8 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At August 4, 2019, our cash and investments (which comprise cash and cash equivalents and short-term investments (held-to-maturity)) totaled $44.2 million compared with $45.0 million at April 28, 2019. This slight decrease from the end of fiscal 2019 was primarily due to a regular quarterly dividend payment of $1.2 million, $935,000 for capital expenditures that were mostly associated with our mattress fabrics segment, and $763,000 for a final cash payment of an acquisition, partially offset by net cash provided by operating activities totaling $2.0 million.

Our net cash provided by operating activities was $2.0 million during the first quarter of fiscal 2020, improved from a $2.0 million use of cash from operating activities during the first quarter of fiscal 2019. This improvement is due mostly to higher cash flow from earnings and improved working capital management during the first quarter of fiscal 2020 compared with the same period a year ago.

At August 4, 2019, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

Our cash and cash equivalents and short-term investment (available for sale) balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

A summary of our cash and cash equivalents and short-term investments (held-to-maturity) by geographic area follows:

	August 4,	July 29,	April 28,
(dollars in thousands)	2019	2018	2019
United States	$37,906	$3,407	$33,078
China	4,654	4,742	9,670
Canada	1,634	176	2,196
Cayman Islands	42	31,024	64
	$44,236	$39,349	$45,008

During the third and fourth quarters of fiscal 2019, we experienced a significant shift of cash and investments held in the Cayman Islands to the U.S. This trend was mostly due to our strategy of taking advantage of the of the 2017 Tax Cuts and Jobs Act, which allows a U.S. corporation a 100% dividend received deduction on earnings and profits repatriated to the U.S. from foreign owned corporations.

At July 29, 2018, we had cash and investments totaling $31.0 million that mostly pertained to investment grade U.S. corporate bonds. As our U.S. corporate bonds matured, we repatriated almost all our earnings and profits residing in the Cayman Islands to our U.S parent company. As of the end of our first quarter of fiscal 2020, all our U.S. corporate bonds that resided in the Cayman Islands have matured and all of the corresponding sales proceeds have been repatriated to the U.S. parent company.

Common Stock Repurchase Program

On June 15, 2016, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the three-month period ended August 4, 2019, we did not purchase any shares of our common stock. At August 4, 2019, we had $1.7 million available for repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on June 15, 2016.

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

Dividend Program

On September 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share. This payment will be made on or about October 15, 2019, to shareholders of record as of October 4, 2019.

During the three months ended August 4, 2019, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share. During the three months ended July 29, 2018, dividend payments totaled $1.1 million, which represented a quarterly dividend payment of $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $51.4 million at August 4, 2019, compared with $51.7 million at July 29, 2018. Operating working capital turnover was 5.9 during the first quarter of fiscal 2020 compared with 6.6 during the first quarter of fiscal 2019.

Accounts Receivable

Accounts receivable as of August 4, 2019, totaling $24.1 million, increased 3.7%, compared with $23.2 million at July 29, 2018. This increase primarily reflects the increase in net sales of 4.7% during the first quarter compared with the same period a year ago.

Days’ sales outstanding were 31 days for the first quarter of fiscal 2020 compared with 29 days for the first quarter of fiscal 2019.

Inventory

Inventories as of August 4, 2019, totaling $50.7 million, decreased $4.3 million, or 7.9%, compared with $55.0 million at July 29, 2018.

This decrease is attributable to a significant decline in inventory associated with our mattress fabrics business of $7.1 million, or 22.5%. During the first quarter of fiscal 2019, inventory significantly increased due to purchases in excess of actual demand trends that were much lower than anticipated as a result of the rapid growth of low-priced imported mattresses from China. Subsquently, management aligned our inventory purchases to reflect this lower demand, and therefore was able to subsequently reduce our inventory levels.

The decrease in inventory associated with our mattress fabrics segment was partially offset by an increase in inventory for both our upholstery fabrics and home accessories segments. Inventory associated with our upholstery fabrics segment increased $1.4 million or 6.4%, and primarily stemmed from increased tariffs. Inventory relating to our home accessories segment increased $1.4 million or 80.5% and represents the start-up of our home accessories segment and acquisition of eLuxury that occurred during our first quarter of fiscal 2019.

Inventory turns were 4.9 for the first quarter of fiscal 2020 compared with 4.4 for the first quarter of fiscal 2019.

Accounts Payable

Accounts payable - trade as of August 4, 2019, totaling $22.6 million, decreased $2.4 million or 9.7%, compared with $25.1 million at July 29, 2018. The decrease in accounts payable reflects the overall decrease in inventory purchases noted above.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries.

Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At August 4, 2019, we were in compliance with all our financial covenants.

At August 4, 2019, we had borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Refer to Note 12 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $935,000 for the first quarter of fiscal 2020, compared with $2.2 million (of which $1.4 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $1.9 million for the first quarter of fiscal 2020, compared with $2.0 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2020, we are projecting cash capital expenditures to be in the range of $7.0 million to $8.0 million. Depreciation expense is projected to be approximately $8.0 million in fiscal 2020. The estimated capital expenditures and depreciation expense for fiscal 2020 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At August 4, 2019, we had total amounts due regarding capital expenditures totaling $60,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $60,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At August 4, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.5 million.

Critical Accounting Policies and Recent Accounting Developments

At August 4, 2019, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

Refer to Notes 2 and 19 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2019.

Contractual Obligations

As of August 4, 2019, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

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

At August 4, 2019, our U.S. revolving credit agreement and subordinated loan payable requires interest to be charged at a rate (applicable interest rate of 3.68% at August 4, 2019) as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under our revolving credit lines at August 4, 2019. At August 4, 2019, we had total borrowings totaling $925,000 associated with our subordinated loan payable between eLuxury and its minority owner.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at August 4, 2019, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 4, 2019, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 4, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 4, 2019. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019 for the fiscal year ended April 28, 2019.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended August 4, 2019. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019 for the fiscal year ended April 28, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 29, 2019 to June 2, 2019	-	-	-	$1,684,362
June 3, 2019 to June 30, 2019	-	-	-	$1,684,362
July1, 2019 to August 4, 2019	-	-	-	$1,684,362
Total	-	-	-	$1,684,362

(1)
On August 4, 2019, the $1.7 million available for repurchases of common stock was associated with the $5.0 million repurchase program approved by our board of directors on June 15, 2016. On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of common stock.

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

CULP, INC.
(Registrant)

Date: September 13, 2019	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
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

II-4