Form 10-Q
period 2019-11-03
CULP INC
filed 2019-12-13
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2019

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

1823 Eastchester Drive High Point, North Carolina	27265-1402
(Address of principal executive offices)	(zip code)

(336) 889-5161

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.05/Share	CULP	New York Stock Exchange

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

Common shares outstanding at December 12, 2019: 12,411,957

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended November 3, 2019

Item 1:	Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 3, 2019 AND OCTOBER 28, 2018

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	November 3,	October 28,
	2019	2018
Net sales	$72,619	77,006
Cost of sales	58,516	63,680

Gross profit	14,103	13,326

Selling, general and administrative expenses	10,120	10,103
Restructuring credit	—	(1,061)

Income from operations	3,983	4,284

Interest expense	30	18
Interest income	(240)	(151)
Other expense	87	142

Income before income taxes	4,106	4,275

Income taxes	1,898	1,276

Loss from investment in unconsolidated joint venture	16	55

Net income	$2,192	2,944
Net loss (income) attributable to non-controlling interest	108	(11)

Net income attributable to Culp, Inc. common shareholders	$2,300	2,933

Net income attributable to Culp Inc. common shareholders per share - basic	$0.19	0.23
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.19	0.23
Average shares outstanding, basic	12,408	12,515
Average shares outstanding, diluted	12,408	12,551

	SIX MONTHS ENDED
	November 3,	October 28,
	2019	2018
Net sales	$147,466	148,479
Cost of sales	119,998	124,594

Gross profit	27,468	23,885

Selling, general and administrative expenses	20,831	18,136
Restructuring credit	(35)	(610)

Income from operations	6,672	6,359

Interest expense	39	38
Interest income	(490)	(301)
Other expense	174	399

Income before income taxes	6,949	6,223

Income taxes	3,580	2,182

Loss from investment in unconsolidated joint venture	3	132

Net income	$3,366	3,909
Net loss (income) attributable to non-controlling interest	272	(19)

Net income attributable to Culp, Inc. common shareholders	$3,638	3,890

Net income attributable to Culp Inc. common shareholders per share - basic	$0.29	0.31
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.29	0.31
Average shares outstanding, basic	12,403	12,512
Average shares outstanding, diluted	12,413	12,612

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 3, 2019 AND OCTOBER 28, 2018

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED
	November 3,	October 28,
	2019	2018
Net income	$2,192	$2,944

Other comprehensive income (loss)

Unrealized gain (loss) on investments, net of tax

Unrealized holding gains (losses) on investments	9	(43)
Reclassification adjustment for realized loss (gain) on investments	—	—

Total unrealized gain (loss) on investments	9	(43)

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding gain on foreign currency cash flow hedge	—	17
Reclassification adjustment for realized loss on foreign currency cash flow hedge	—	24

Total unrealized gain on foreign currency cash flow hedge	—	41

Total other comprehensive income (loss)	9	(2)

Comprehensive income	$2,201	$2,942
Comprehensive loss (income) attributable to non-controlling interest	108	(11)

Comprehensive income attributable to Culp, Inc. common shareholders	$2,309	$2,931

	SIX MONTHS ENDED
	November 3,	October 28,
	2019	2018
Net income	$3,366	$3,909

Other comprehensive income

Unrealized gain on investments, net of tax

Unrealized holding gains (losses) on investments	15	(3)
Reclassification adjustment for realized loss on investments	—	94

Total unrealized gain on investments	15	91

Unrealized gain on foreign currency cash flow hedge, net of tax

Unrealized holding loss on foreign currency cash flow hedge	—	(8)
Reclassification adjustment for realized loss on foreign currency cash flow hedge	—	64

Total unrealized gain on foreign currency cash flow hedge	—	56

Total other comprehensive income	15	147

Comprehensive income	$3,381	$4,056
Comprehensive (loss) income attributable to non-controlling interest	272	(19)

Comprehensive income attributable to Culp, Inc. common shareholders	$3,653	$4,037

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 3, 2019, OCTOBER 28, 2018, AND APRIL 28, 2019

UNAUDITED

(Amounts in Thousands)

	November 3, 2019	October 28, 2018	* April 28, 2019
Current assets:
Cash and cash equivalents	$47,183	14,768	40,008
Short-term investments - Held-To-Maturity	—	26,719	5,001
Accounts receivable, net	24,522	24,362	23,751
Inventories	55,228	50,601	50,860
Current income taxes receivable	776	—	776
Assets held for sale	150	237	—
Other current assets	2,710	2,461	2,849

Total current assets	130,569	119,148	123,245

Property, plant and equipment, net	46,973	51,325	48,389
Goodwill	27,222	27,222	27,222
Intangible assets	10,260	10,636	10,448
Long-term investments - Rabbi Trust	7,575	7,851	7,081
Right of use asset	5,879	—	—
Noncurrent income taxes receivable	733	—	733
Deferred income taxes	511	3,614	457
Investment in unconsolidated joint venture	1,504	1,470	1,508
Other assets	496	945	643

Total assets	$231,722	222,211	219,726

Current liabilities:
Accounts payable-trade	$27,395	24,007	24,377
Accounts payable - capital expenditures	402	114	78
Operating lease liability - current	2,282	—	—
Deferred revenue	375	649	399
Accrued expenses	8,915	8,670	9,192
Accrued restructuring costs	35	260	124
Deferred compensation	—	714	—
Income taxes payable - current	1,539	2,044	1,022

Total current liabilities	40,943	36,458	35,192

Accrued expenses - long-term	333	—	333
Subordinated loan payable	925	—	675
Operating lease liability - noncurrent	3,439	—	—
Contingent consideration - earn-out obligation	6,006	5,706	5,856
Income taxes payable - long-term	3,442	3,233	3,249
Deferred income taxes	3,283	2,225	3,176
Deferred compensation	7,429	7,120	6,998

Total liabilities	65,800	54,742	55,479

Commitments and Contingencies (Notes 12, 19 and 20)

Shareholders’ equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,411,957 at November 3, 2019; 12,491,956 at October 28, 2018; and 12,391,160 at April 28, 2019	621	625	620
Capital contributed in excess of par value	44,109	45,959	43,694
Accumulated earnings	116,735	116,272	115,579
Accumulated other comprehensive income	55	62	40

Total shareholders’ equity attributable to Culp Inc.	161,520	162,918	159,933
Non-controlling interest	4,402	4,551	4,314

Total equity	165,922	167,469	164,247

Total liabilities and shareholders’ equity	$231,722	222,211	219,726

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 3, 2019 AND OCTOBER 28, 2018

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	November 3,	October 28,
	2019	2018
Cash flows from operating activities:
Net income	$3,366	3,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,893	4,056
Amortization	353	391
Stock-based compensation	467	(106)
Deferred income taxes	53	(2,081)
Realized loss on sale of short-term investments (Available for Sale)	—	94
Gain on sale of equipment	(93)	(1,079)
Loss from investment in unconsolidated joint venture	3	132
Foreign currency exchange gain	(106)	(102)
Changes in assets and liabilities:
Accounts receivable	(835)	1,639
Inventories	(4,797)	3,767
Other current assets	(31)	379
Other assets	133	(10)
Accounts payable - trade	3,564	(3,264)
Deferred revenue	(24)	(160)
Accrued expenses and deferred compensation	1,620	(1,472)
Accrued restructuring costs	(89)	260
Income taxes	770	247

Net cash provided by operating activities	8,247	6,600

Cash flows from investing activities:
Net cash paid for acquisition of businesses	—	(12,096)
Capital expenditures	(2,410)	(2,096)
Proceeds from the sale of equipment	363	1,280
Investment in unconsolidated joint venture	—	(100)
Proceeds from the sale of short-term investments (Held to Maturity)	5,000	4,000
Proceeds from the sale of short-term investments (Available for Sale)	—	2,458
Purchase of short-term investments (Available for Sale)	—	(10)
Purchase of long-term investments (Rabbi Trust)	(479)	(526)

Net cash used provided by (used in) investing activities	2,474	(7,090)

Cash flows from financing activities:
Proceeds from line of credit	—	12,000
Payments on line of credit	—	(12,000)
Payments on vendor-financed capital expenditures	—	(1,412)
Proceeds from subordinated loan payable	250	—
Cash paid for acquisition of business	(1,532)	—
Dividends paid	(2,482)	(2,253)
Common stock surrendered for withholding taxes payable	(51)	(1,292)
Capital contribution from non-controlling interest	360	—
Common stock repurchased	—	(844)

Net cash used in financing activities	(3,455)	(5,801)

Effect of exchange rate changes on cash and cash equivalents	(91)	(169)
Increase (decrease) in cash and cash equivalents	7,175	(6,460)
Cash and cash equivalents at beginning of period	40,008	21,228

Cash and cash equivalents at end of period	$47,183	14,768

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED NOVEMBER 3, 2019

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.
			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess	Accumulated	Comprehensive		Non-Controlling	Total
	Shares	Amount	of Par Value	Earnings	Income	Total	Interest	Equity
Balance, April 28, 2019 *	12,391,160	620	43,694	115,579	40	159,933	4,314	164,247
Net income (loss)	—	—	—	1,338	—	1,338	(164)	1,174
Stock-based compensation	—	—	154	—	—	154	—	154
Unrealized gain on investments	—	—	—	—	6	6	—	6
Common stock issued in connection with vesting of performance based restricted stock units	12,776	1	(1)	—	—	—	—	—
Fully vested common stock award	3,659	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,581)	—	(44)	—	—	(44)	—	(44)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contribution from non-controlling interest	—	—	—	—	—	—	40	40

Balance, August 4, 2019	12,405,014	621	43,803	115,676	46	160,146	4,190	164,336
Net income (loss)	—	—	—	2,300	—	2,300	(108)	2,192
Stock-based compensation	—	—	313	—	—	313	—	313
Unrealized gain on investments	—	—	—	—	9	9	—	9
Common stock issued in connection with vesting of performance based restricted stock units	2,862	—	—	—	—	—	—	—
Fully vested common stock award	4,520	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(439)	—	(7)	—	—	(7)	—	(7)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contributions from non-controlling interest	—	—	—	—	—	—	320	320

Balance, November 3, 2019	12,411,957	621	44,109	116,735	55	161,520	4,402	165,922

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED OCTOBER 28, 2018

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.
			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess	Accumulated	Comprehensive		Non-Controlling	Total
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, April 29, 2018 *	12,450,276	$623	48,203	114,635	(85)	$163,376	$—	$163,376
Net income	—	—	—	957	—	957	8	965
Acquisition of subsidiary with non-controlling interest	—	—	—	—	—	—	4,532	4,532
Stock-based compensation	—	—	(501)	—	—	(501)	—	(501)
Unrealized gain on foreign currency cash flow hedge	—	—	—	—	15	15	—	15
Unrealized gain on investments	—	—	—	—	134	134	—	134
Common stock issued in connection with vesting of performance based restricted stock units	115,917	6	(6)	—	—	—	—	—
Common stock issued in connection with vesting of time-based restricted stock units	1,200	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(42,157)	(2)	(1,290)	—	—	(1,292)	—	(1,292)
Common stock repurchased	(2,990)	—	(72)	—	—	(72)	—	(72)
Dividends paid	—	—	—	(1,127)	—	(1,127)	—	(1,127)

Balance, July 29, 2018	12,522,246	627	46,334	114,465	64	161,490	4,540	166,030
Net income	—	—	—	2,933	—	2,933	11	2,944
Stock-based compensation	—	—	395	—	—	395	—	395
Unrealized gain on foreign currency cash flow hedge	—	—	—	—	41	41	—	41
Unrealized loss on investments	—	—	—	—	(43)	(43)	—	(43)
Fully vested common stock award	3,600	—	—	—	—	—	—	—
Common stock repurchased	(33,890)	(2)	(770)	—	—	(772)	—	(772)
Dividends paid	—	—	—	(1,126)	—	(1,126)	—	(1,126)

Balance, October 28, 2018	12,491,956	$625	45,959	116,272	62	$162,918	$4,551	$167,469

*	Derived from audited financial statements.

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

The company’s six-months ended November 3, 2019, and October 28, 2018, represent 27-week and 26-week periods, respectively.

2. Significant Accounting Policies

As of November 3, 2019, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2019, except as discussed below.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose certain key information about their leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability for certain lease contracts. Topic 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As a result, we adopted Topic 842 on April 29, 2019, electing to use the modified retrospective transition method, which requires us to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, financial information and disclosures will not be provided for periods prior to April 29, 2019.

Topic 842 allows the election of several practical expedients as part of adopting this new standard. We elected the “package of practical expedients” which permits us not to reassess, under Topic 842, our previous conclusions regarding lease identification and classification. We did not elect the use of hindsight with respect to determining the lease term. Also, Topic 842 provides practical expedients after adopting the new standard. We elected the short-term lease exemption, and therefore, we will not recognize ROU assets or lease liabilities for leases shorter than twelve months. We did not elect the practical expedient to combine lease and non-lease components for any class of assets and will account for lease components separately from non-lease components.

The adoption of Topic 842 had a material effect on our Consolidated Balance Sheets and increased the required disclosures in our notes to the consolidated financial statements (see note 19 for further details). The most significant effect related to the recognition of ROU assets totaling $7.2 million that were mostly offset by the recognition of lease liabilities totaling $7.1 million in our Consolidated Balance Sheets. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Net Income or our Consolidated Statement of Cash Flows.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

The company has considered all recent accounting pronouncements and currently believes there are no recent accounting pronouncements that may have a material impact on our Consolidated Financial Statements.

3. Business Combinations

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement), pursuant to which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, as well as Amazon and other leading online retailers for specialty home goods.

This acquisition brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

The estimated consideration given for the initial 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represented the estimated purchase price and $5.6 million represented the fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 was paid in September 2019.

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

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp, Inc., as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss and future capital contributions will be allocated at a percentage of 70% and 30% to Culp, Inc. and the noncontrolling interest holder, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating the fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.4 million at November 3, 2019, mostly represents its $4.5 million fair value determined at the acquisition date, minus its allocation of net losses that were mostly offset by capital contributions that were made subsequent from the acquisition date through the end of our second quarter of fiscal 2020.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and six-month periods ending November 3, 2019, and October 28, 2018, have been prepared as if the acquisition of eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	November 3, 2019	October 28, 2018
Net Sales	$72,619	$77,006
Income from operations	3,983	4,284
Net income	2,192	2,944
Net loss (income) - noncontrolling interest	108	(11)
Net income – Culp Inc. common shareholders	2,300	2,933

Net income per share (basic) – Culp Inc. common shareholders	0.19	0.23

Net income per share (diluted) – Culp Inc. common shareholders	0.19	0.23

	Six Months Ended
(dollars in thousands, except per share data)	November 3, 2019	October 28, 2018
Net Sales	$147,466	$151,604
Income from operations	6,672	6,357
Net income	3,366	3,883
Net loss (income) - noncontrolling interest	272	(11)
Net income – Culp Inc. common shareholders	3,638	3,872

Net income per share (basic) – Culp Inc. common shareholders	0.29	0.31

Net income per share (diluted) – Culp Inc. common shareholders	0.29	0.31

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would actually have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$393	$357
Provision for bad debts	(27)	28
Net write-offs, net of recoveries	—	3

Ending balance	$366	$388

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 45 days. Such terms are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of November 3, 2019, October 28, 2018, and April 28, 2019.

A summary of the activity of deferred revenue for the six-month periods ended November 3, 2019, and October 28, 2018, follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$399	$809
Revenue recognized on contract liabilities	(1,536)	(1,534)
Payments received for services not yet rendered	1,512	1,374

Ending balance	$375	$649

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending November 3, 2019:

	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$35,459	$30,964	$3,276	$69,699

Services transferred over time	—	2,920	—	2,920

Total Net Sales	$35,459	$33,884	$3,276	$72,619

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending November 3, 2019:

	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$74,145	$60,792	$7,577	$142,514

Services transferred over time	—	4,952	—	4,952

Total Net Sales	$74,145	$65,744	$7,577	$147,466

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 28, 2018:

	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$37,205	$31,877	$4,784	$73,866

Services transferred over time	—	3,140	—	3,140

Total Net Sales	$37,205	$35,017	$4,784	$77,006

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 28, 2018:

	Mattress	Upholstery	Home
(dollars in thousands)	Fabrics	Fabrics	Accessories	Total
Products transferred at a point in time	$71,603	$63,878	$7,369	$142,850

Services transferred over time	—	5,629	—	5,629

Total Net Sales	$71,603	$69,507	$7,369	$148,479

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Raw materials	$6,872	$5,397	$5,617
Work-in-process	2,973	2,082	2,289
Finished goods	45,383	43,122	42,954

	$55,228	$50,601	$50,860

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Tradenames	$7,232	$7,232	$7,232
Customer relationships, net	2,388	2,688	2,538
Non-compete agreement, net	640	716	678

	$10,260	$10,636	$10,448

Tradenames

A summary of the carrying amount of our tradenames follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$7,232	$683
Acquisition of business (note 3)	—	6,549

Ending balance	$7,232	$7,232

Our tradenames were determined to have an indefinite useful life and therefore, are not being amortized. However, in accordance with ASC Topic 350 Intangibles – Goodwill and Other, our tradenames will be assessed annually for impairment or more frequently if events or changes in circumstances indicate that it is more-likely-than-not that our tradenames are impaired.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$2,538	$2,839
Amortization expense	(150)	(151)

Ending balance	$2,388	$2,688

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million at November 3, 2019, October 28, 2018, and April 28, 2019, respectively. Accumulated amortization for these customer relationships was $727,000, $427,000 and $577,000 at November 3, 2019, October 28, 2018, and April 28, 2019, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2020 - $151,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; and Thereafter - $1,033,000.

The weighted average amortization period for our customer relationships is 8.1 years as of November 3, 2019.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$678	$753
Amortization expense	(38)	(37)

Ending balance	$640	$716

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at November 3, 2019, October 28, 2018, and April 28, 2019, respectively. Accumulated amortization for our non-compete agreement was $1.4 million at November 3, 2019, $1.3 million at October 28, 2018, and $1.4 million at April 28, 2019.

The remaining amortization expense for the next five years and thereafter follows: FY 2020 - $38,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000; FY 2024 - $75,000, and Thereafter - $302,000.

The weighted average amortization period for the non-compete agreement is 8.5 years as of November 3, 2019.

8. Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$27,222	$13,569
Acquisition of business (see note 3)	—	13,653

Ending balance	$27,222	$27,222

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

CLIH reported a net loss of $6,000 and $263,000 for the six-month periods ending November 3, 2019, and October 28, 2018, respectively. Our equity interest in CLIH’s net loss for the six-month periods ending November 3, 2019 and October 28, 2018 was $3,000 and $132,000, respectively.

The following table summarizes information on assets, liabilities, and members’ equity of our equity method investment in CLIH:

	November 3,	October 28,	April 28,
(dollars in thousands)	2019	2018	2019
Total assets	$3,190	$3,063	$3,126
Total liabilities	$182	$124	$111
Total members’ equity	$3,008	$2,939	$3,015

At November 3, 2019, October 28, 2018, and April 28, 2019, our investment in CLIH totaled $1.5 million, which represents the company’s fifty percent ownership interest in CLIH.

10. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Compensation, commissions and related benefits	$4,489	$3,353	$4,229
Interest	3	—	4
Other accrued expenses	4,756	5,317	5,292

	$9,248	$8,670	$9,525

At November 3, 2019, we had accrued expenses totaling $9.2 million, of which $8.9 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At October 28, 2018, we had accrued expenses totaling $8.7 million, all of which were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had accrued expenses totaling $9.5 million, of which $9.2 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes our restructuring credit and restructuring related charges that were associated with the above exit and disposal activity:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Inventory markdowns	$—	$1,565
Employee termination benefits	(35)	513
Other operational costs associated with a closed plant facility	—	270
Gain on sale of equipment	—	(1,123)

Restructuring credit and restructuring related charges (1) (2)	$(35)	$1,225

(1)	The $35,000 credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the six-month period ending November 3, 2019.
(2)

Of this total net charge, a $1.8 million charge and a credit of $610,000 were recorded to cost of sales and restructuring credit, respectively, in the Consolidated Statements of Net Income for the six-month period ending October 28, 2018.

The following summarizes the activity in accrued restructuring costs:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$124	$—
Accrual established in fiscal 2019	—	451
Payments	(54)	(253)
Adjustments	(35)	62

Ending balance	$35	$260

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

Interest is charged at a rate (applicable interest rate of 3.22%, 3.75%, and 3.93% at November 3, 2019, October 28, 2018, and April 28, 2019, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at November 3, 2019, October 28, 2018, and April 28, 2019, respectively.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At November 3, 2019, October 28, 2018, and April 28, 2019, there were $250,000 in outstanding letters of credit provided by the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.7 million USD at November 3, 2019). This agreement has an interest rate determined by the Chinese government and is set to expire on January 31, 2020. There were no outstanding borrowings as of November 3, 2019, October 28, 2018, and April 28, 2019.

Subordinated Loan Payable

On February 7, 2019, eLuxury entered into a subordinated credit agreement with the owner of its noncontrolling interest which provides a revolving loan commitment of $1.0 million that expires on June 22, 2023. Interest is charged at a rate (applicable interest rate of 3.47% at November 3, 2019) as a variable spread over LIBOR based on Culp’s ratio of debt to EBITDA plus 25 basis points. There were outstanding borrowings under this agreement totaling $925,000 and $675,000 at November 3, 2019 and April 28, 2019, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. We were in compliance with these financial covenants as of November 3, 2019.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at November 3, 2019 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,133	N/A	N/A	$7,133
Growth Allocation Fund	222	N/A	N/A	222
Moderate Allocation Fund	132	N/A	N/A	132
Other	88	N/A	N/A	88

	Fair value measurements at October 28, 2018 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,943	N/A	N/A	$6,943
Large Blend Fund	422	N/A	N/A	422
Growth Allocation Fund	175	N/A	N/A	175
Moderate Allocation Fund	114	N/A	N/A	114
Other	197	N/A	N/A	197

	Fair value measurements at April 28, 2019 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,639	N/A	N/A	$6,639
Growth Allocation Fund	203	N/A	N/A	203
Moderate Allocation Fund	127	N/A	N/A	127
Other	112	N/A	N/A	112

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

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds with maturities that ranged from 2 to 2.5 years, in which these bonds have since matured during the first quarter of fiscal 2020. These investments were classified as held-to-maturity, as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on contractual maturity date in relation to the respective reporting period, and were recorded at amortized cost.

At April 28, 2019, and October 28, 2018, our held-to-maturity investments recorded at amortized cost totaled $5.0 million and $26.7 million, respectively. The fair value of our held-to-maturity investments at April 28, 2019, and October 28, 2018, totaled $5.0 million and $26.6 million, respectively.

Our U.S. corporate bonds were classified as level 2, as they were traded over the counter within a broker network and not on an active market. The fair value of our U.S. corporate bonds was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective U.S. corporate bond.

Long-Term Investments - Rabbi Trust

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”), which enables the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of a money market fund and various mutual funds that are classified as available for sale.

These long-term investments are recorded at their fair values of $7.6 million, $7.9 million, and $7.1 million at November 3, 2019, October 28, 2018, and April 28, 2019, respectively. Our long-term investments had an accumulated unrealized gain of $55,000, $62,000, and $40,000 at November 3, 2019, October 28, 2018, and April 28, 2019, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Basis

As of October 28, 2018, we had no assets that were required to be measured at fair value on a nonrecurring basis other than certain assets acquired and liabilities assumed in connection with the eLuxury business combination on June 22, 2018 (see note 3).

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

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and was classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using the Black Scholes pricing model.

Additionally, we acquired certain current assets, such as accounts receivable and prepaid expenses, and assumed certain liabilities, such as accounts payable and accrued expenses. Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See note 3 for the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

14. Cash Flow Information

Interest and income taxes paid are as follows:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Interest	$40	$54
Income taxes	2,782	3,994

15. Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted average shares used in the computation of basic and diluted net income per share follows:

	Three months ended
(amounts in thousands)	November 3, 2019	October 28, 2018
Weighted average common shares outstanding, basic	12,408	12,515
Dilutive effect of stock-based compensation	—	36

Weighted average common shares outstanding, diluted	12,408	12,551

During the three-months ended November 3, 2019, 6,938 shares of unvested common stock were not included in the computation of diluted earnings per share as their effect would be antidilutive. During the three-months ended October 28, 2018, all unvested shares of common stock were included in the computation of diluted earnings per share.

	Six months ended
(amounts in thousands)	November 3, 2019	October 28, 2018
Weighted average common shares outstanding, basic	12,403	12,512
Dilutive effect of stock-based compensation	10	100

Weighted average common shares outstanding, diluted	12,413	12,612

During the six-months ended November 3, 2019, 1,407 shares of unvested common stock were not included in the computation of diluted earnings per share as their effect would be antidilutive. During the six- months ended October 28, 2018, all unvested shares of common stock were included in the computation of diluted earnings per share.

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

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, restructuring credit and restructuring related charges, and other non-recurring items. Cost of sales for all segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant and equipment, and right of use assets (see note 19 for further details). The mattress fabrics segment also includes in segment assets their assets held for sale and investment in an unconsolidated joint venture. Goodwill and intangible assets are not included in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
	November 3, 2019	October 28, 2018
Net sales:
Mattress Fabrics	$35,459	$37,205
Upholstery Fabrics	33,884	35,017
Home Accessories	3,276	4,784

	$72,619	$77,006

Gross profit:
Mattress Fabrics	$6,247	$5,781
Upholstery Fabrics	7,279	6,257
Home Accessories	577	1,717

Total segment gross profit	$14,103	$13,755
Other non-recurring charges (1)	—	(159)
Restructuring related charges (2)	—	(270)

	$14,103	$13,326

Selling, general, and administrative expenses
Mattress Fabrics	$2,953	$2,872
Upholstery Fabrics	3,806	3,535
Home Accessories	928	1,694
Unallocated corporate expenses	2,433	1,913

Total segment selling, general, and administrative expenses	$10,120	$10,014
Other non-recurring charges (1)	—	89

	$10,120	$10,103

Income (loss) from operations:
Mattress Fabrics	$3,293	$2,909
Upholstery Fabrics	3,473	2,722
Home Accessories	(350)	23
Unallocated corporate expenses	(2,433)	(1,913)

Total segment income from operations	3,983	3,741
Other non-recurring charges (1)	—	(248)
Restructuring credit and restructuring related charges (3)	—	791

Total income from operations	3,983	4,284
Interest expense	(30)	(18)
Interest income	240	151
Other expense	(87)	(142)

Income before income taxes	$4,106	$4,275

(1)

During the three-months ended October 28, 2018, we incurred non-recurring charges totaling $248 for employee termination benefits and other operational reorganization costs associated with our mattress fabric operations. Of the $248 total non-recurring charge, $159 and $89 were recorded to cost of sales and selling, general administrative expenses, respectively.

(2)	The $270 represents a restructuring related charge for other operating costs associated with our closed upholstery fabrics facility located in Anderson, SC.
(3)

The $791 pertains to a $1.1 million restructuring credit that represents a $1.1 million gain on the sale of equipment, partially offset by a restructuring charge of $63 for employee termination benefits, and a restructuring related charge of $270 for other operating costs associated with our closed upholstery fabrics plant facility located in Anderson, SC.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended
	November 3, 2019	October 28, 2018
Net sales:
Mattress Fabrics	$74,145	$71,603
Upholstery Fabrics	65,744	69,507
Home Accessories	7,577	7,369

	$147,466	$148,479

Gross profit:
Mattress Fabrics	$11,940	$11,084
Upholstery Fabrics	14,000	12,410
Home Accessories	1,528	2,385

Total segment gross profit	$27,468	$25,879
Other non-recurring charges (4)	—	(159)
Restructuring related charges (5)	—	(1,835)

	$27,468	$23,885

Selling, general, and administrative expenses
Mattress Fabrics	$6,024	$5,384
Upholstery Fabrics	7,652	7,161
Home Accessories	2,416	2,330
Unallocated corporate expenses	4,739	3,172

Total segment selling, general, and administrative expenses	$20,831	$18,047
Other non-recurring charges (4)	—	89

	$20,831	$18,136

Income (loss) from operations:
Mattress Fabrics	$5,916	$5,699
Upholstery Fabrics	6,348	5,249
Home Accessories	(888)	56
Unallocated corporate expenses	(4,739)	(3,172)

Total segment income from operations	6,637	7,832
Other non-recurring charges (4)	—	(248)
Restructuring credit and restructuring related charges (6)	35	(1,225)

Total income from operations	6,672	6,359
Interest expense	(39)	(38)
Interest income	490	301
Other expense	(174)	(399)

Income before income taxes	$6,949	$6,223

(4)

During the six-months ended October 28, 2018, we incurred non-recurring charges totaling $248 for employee termination benefits and other operational reorganization costs associated with our mattress fabric operations. Of the $248 total non-recurring charge, $159 and $89 were recorded to cost of sales and selling, general administrative expenses, respectively.

(5)

The $1.8 million represents restructuring related charges of $1.6 million for inventory markdowns and $270 for other operating costs associated with our closed upholstery fabrics facility located in Anderson, SC.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)

The $35 credit pertains to employee termination benefits associated with our closed upholstery fabrics facility located in Anderson, SC that was recorded to restructuring credit. The $1.2 million pertains to restructuring related charges totaling $1.8 million, partially offset by a restructuring credit of $610 associated with our closed upholstery fabrics facility located in Anderson, SC. The $1.8 million restructuring related charge represents $1.6 million for inventory markdowns and $270 for other operating costs. The $610 restructuring credit represents a $1.1 million gain on sale of equipment, partially offset by a charge for employee termination benefits totaling $513.

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Segment assets:
Mattress Fabrics
Accounts receivable	$11,224	$10,322	$12,098
Inventory	27,751	27,340	24,649
Assets held for sale	150	—	—
Property, plant and equipment (1)	42,899	46,743	44,266
Right of use assets (2)	170	—	—
Investment in unconsolidated joint venture	1,504	1,470	1,508

Total mattress fabrics assets	83,698	85,875	82,521

Upholstery Fabrics
Accounts receivable	12,666	13,622	11,274
Inventory	23,692	20,765	22,915
Property, plant and equipment (3)	1,774	2,048	1,795
Right of use assets (4)	2,610	—	—

Total upholstery fabrics assets	40,742	36,435	35,984

Home Accessories
Accounts receivable	632	418	379
Inventory	3,785	2,496	3,296
Property, plant and equipment (5)	1,752	2,082	1,910
Right of use assets (6)	996	—	—

Total home accessories assets	7,165	4,996	5,585

Total segment assets	131,605	127,306	124,090
Non-segment assets:
Cash and cash equivalents	47,183	14,768	40,008
Short-term investments (Held-to-Maturity)	—	26,719	5,001
Assets held for sale	—	237	—
Current income taxes receivable	776	—	776
Other current assets	2,710	2,461	2,849
Deferred income taxes	511	3,614	457
Property, plant and equipment (7)	548	452	418
Right of use assets (8)	2,103	—	—
Goodwill	27,222	27,222	27,222
Intangible assets	10,260	10,636	10,448
Long-term investments (Rabbi Trust)	7,575	7,851	7,081
Noncurrent income taxes receivable	733	—	733
Other assets	496	945	643

Total assets	$231,722	$222,211	$219,726

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Capital expenditures (9):
Mattress Fabrics	$2,212	$1,545
Upholstery Fabrics	229	267
Home Accessories	33	33
Unallocated Corporate	266	—

Total capital expenditures	$2,740	$1,845

Depreciation expense:
Mattress Fabrics	$3,321	$3,514
Upholstery Fabrics	382	412
Home Accessories	190	130

Total depreciation expense	$3,893	$4,056

(1)

The $42.9 million at November 3, 2019, represents property, plant, and equipment of $30.5 million and $12.4 million located in the U.S. and Canada, respectively. The $46.7 million at October 28, 2018, represents property, plant, and equipment of $34.0 million and $12.7 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

(2)	The $170 at November 3, 2019, represents right of use assets located in the U.S.
(3)

The $1.8 million at November 3, 2019, represents property, plant, and equipment of $1.3 million and $500 located in the U.S. and China, respectively. The $2.0 million at October 28, 2018, represents property, plant, and equipment of $1.4 million and $636 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591 located in the U.S. and China, respectively.

(4)	The $2.6 million at November 3, 2019, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively
(5)	The $1.8 million at November 3, 2019, $2.1 million at October 28, 2018, and $1.9 million at April 28, 2019, represents property, plant and equipment located in the U.S.
(6)	The $1.0 million at November 3, 2019, represents right of use assets located in the U.S.
(7)

The $548, $452, and $418 at November 3, 2019, October 28, 2018, and April 28, 2019, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics, upholstery fabrics, and home accessories segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(8)	The $2.1 million at November 3, 2019, represents right of use assets located in the U.S.
(9)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.6 million, or 51.5% of income before income taxes, for the six- month period ended November 3, 2019, compared with income tax expense of $2.2 million, or 35.1% of income before income taxes, for the six-month period ended October 28, 2018. Our effective income tax rates for the six-month periods ended November 3, 2019, and October 28, 2018, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income Tax (GILTI)	17.3	2.1
Foreign income tax rate differential	10.2	7.8
Tax effects of Chinese foreign exchange gains	2.4	2.8
Change in estimate of U.S. valuation allowance	0.8	1.2
Other	(0.2)	0.2

	51.5%	35.1%

The increase in our effective income tax rate reflects the continued shift in the mix of our taxable income that is mostly earned by our foreign operations located in China and Canada at higher income tax rates in relation to the U.S. More importantly, this current mix of our taxable income has resulted in a significant increase in our GILTI Tax, which represents a U.S. income tax on our foreign earnings.

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

Based on our assessments at November 3, 2019, October 28, 2018, and April 28, 2019, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
U.S. state loss carryforwards and credits	$711	756	666
U.S. foreign income tax credits	—	4,550	82

	$711	5,306	748

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of November 3, 2019, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at November 3, 2019, October 28, 2018, and April 28, 2019, we recorded a deferred income tax liability of $3.2 million, $3.1 million, and $3.5 million, respectively, for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

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

At November 3, 2019, we had a $914,000 total gross unrecognized income tax benefit that was recorded to income taxes payable- long-term in the accompanying Consolidated Balance Sheets. At October 28, 2018, we had a $820,000 total gross unrecognized income tax benefit, of which $440,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had a $903,000 total gross unrecognized income tax benefit, of which $523,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At November 3, 2019, our $914,000 total gross unrecognized income tax benefit would favorably affect the income tax rate in future periods. At October 28, 2018, our $820,000 total gross unrecognized income tax benefit included $440,000 that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2019, our $903,000 total gross unrecognized income tax benefit included $523,000 that, if recognized, would favorably affect the income tax rate in future periods.

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

At November 3, 2019, there were 886,298 shares available for future equity-based grants under our 2015 plan.

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

Compensation cost for share-based awards is measured based on their fair market value on the date of grant. The fair market value per share is determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based components of awards.

The following table provides assumptions used to determine the fair market value of the market-based shareholder return component of awards using the Monte Carlo simulation model during the fiscal year the grants noted below were awarded:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Closing price of our common stock	$18.49	$24.35	$32.50
Expected volatility of our common stock	30.0%	33.5%	31.0%
Expected volatility of peer companies (1) (2)	29.9% - 82.3%	16.0%	16.5%
Risk-free interest rate	1.73%	2.74%	1.56%
Dividend yield	2.10%	1.35%	1.66%
Correlation coefficient of peer companies (1) (2)	0.00 – 0.43	0.47	0.46

(1)

The expected volatility and correlation coefficient of our peer companies for fiscal 2020 were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed the ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

(2)

The expected volatility and correlation coefficient of our peer companies for fiscal 2019 and 2018 were based on the Russell 2000 Index which was approved by the Compensation Committee of our board of directors as the benchmark for determining the market-based total shareholder return component. Since the Russell 2000 Index was the only benchmark for determining the market-based total shareholder return component, no ranges were disclosed for these assumptions.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that are currently unvested:

Date of Grant	(3) Restricted Stock Units Awarded	Price Per Share		Vesting Period
July 18, 2019 (1)	93,653	$19.04	(4)	3 years
July 18, 2019 (2)	30,426	$18.49	(7)	3 years
August 2, 2018 (1)	86,599	$18.51	(5)	3 years
August 2, 2018 (2)	47,800	$24.35	(7)	3 years
July 13, 2017 (1)	78,195	$31.85	(6)	3 years
July 13, 2017 (2)	44,000	$32.50	(7)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Price per share represents the fair market value per share ($1.03 per $1 or an increase of $0.55 to the closing price of the common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($18.49) for the performance-based components of the performance-based restricted stock units granted to certain senior executives on July 18, 2019.

(5)

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

(6)

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

(7)	Price per share represents the closing price of our common stock on the date of grant.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information related to our performance-based restricted stock units that vested during the six-month period ending November 3, 2019 and the entire fiscal year ending April 28, 2019:

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

Overall

We recorded compensation expense of $275,000 and a credit to compensation expense of $216,000 within selling, general, and administrative expenses for the six-month periods ending November 3, 2019, and October 28, 2018, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period of outstanding awards. If performance goals are not probable of occurrence, compensation cost will not be recorded and any previously recognized compensation cost would be reversed.

At November 3, 2019, the remaining unrecognized compensation cost related to our performance based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 2.4 years. At November 3, 2019, the performance based restricted stock units that were expected to vest had a fair value totaling $1.3 million.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock units associated with senior executives and key members of management that are currently unvested:

Date of Grant	Time Based Stock Units Awarded	Price Per Share		Vesting Period
July 18, 2019	34,398	$18.49	(1)	3 years
August 2, 2018	10,000	$24.35	(1)	5 years

(1) Price per share represents closing price of common stock on the date the respective award was granted

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information related to our time-based restricted stock units that vested during the six-month period ending November 3, 2019 and the entire fiscal year ending April 28, 2019:

Fiscal Year	Restricted Stock Units Vested	(1) Fair Value	Weighted Average Price Per Share
Fiscal 2020	—	$—	—
Fiscal 2019	1,200	$21	$17.36	(2)

(1)	Dollar amounts are in thousands.
(2)	The weighted average price per share is derived from the closing prices of our common stock on the dates the respective time-based restricted stock units vested.

Overall

We recorded compensation expense of $52,000 and $26,000 within selling, general, and administrative expense associated with our time-vested restricted stock unit awards for the six-month periods ending November 3, 2019, and October 28, 2018, respectively.

At November 3, 2019, the remaining unrecognized compensation cost related to our time vested restricted stock units was $790,000, which is expected to be recognized over a weighted average vesting period of 2.8 years. At November 3, 2019, the time-vested restricted stock awards that were expected to vest had a fair value totaling $682,000.

Common Stock Award

Fiscal 2020

We granted a total of 4,519 and 3,659 shares of common stock to our outside directors on October 1, 2019 and July 1, 2019, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $15.49 and $19.21 per share on October 1, 2019 and July 1, 2019, respectively, which represents the closing price of our common stock on the date of grant.

Fiscal 2019

We granted a total of 2,948 and 3,600 shares of common stock to our outside directors on April 1, 2019 and October 1, 2018, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $19.18 and $23.45 per share on April 1, 2019 and October 1, 2018, respectively, which represents the closing price of our common stock on the date of grant.

We recorded $140,000 and $84,000 of compensation expense within selling, general, and administrative expense for our common stock awards for the six-months ending November 3, 2019 and October 28, 2018, respectively.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For these contracts, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The IBR represents an estimate of the interest rate we would incur at the lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Balance Sheet

The right of use asset and lease liabilities associated with our operating leases as of November 3, 2019, and April 29, 2019, are as follows:

(dollars in thousands)	November 3, 2019	(1) April 29, 2019
Right of use asset	$5,879	$7,191

Operating lease liability - current	2,282	2,629
Operating lease liability – noncurrent	3,439	4,473

(1)	Represents adoption date of Topic 842.

Supplemental Cash Flow Information

(dollars in thousands)	Three Months Ended November 3, 2019	Six Months Ended November 3, 2019
Operating lease liability payments	$751	$1,408

Right of use assets exchanged for lease liabilities	22	22

Operating lease expense for the three-month and six-month periods ending November 3, 2019, was $706,000 and $1.4 million, respectively. Short-term lease and variable lease expenses was immaterial for the three-month and six-month periods ending November 3, 2019.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2020, the next subsequent four fiscal years, and thereafter follows:

(dollars in thousands)
2020	$1,279
2021	2,039
2022	1,093
2023	683
2024	659
Thereafter	347

$6,100
Less: interest	(379)

Present value of lease liabilities	$5,721

As of November 3, 2019, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.4 years

Weighted average discount rate	3.82%

20.    Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At November 3, 2019, October 28, 2018, and April 28, 2019, we had total amounts due regarding capital expenditures totaling $402,000, $114,000, and $78,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At November 3, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.2 million.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 3, 2019, the company’s statutory surplus reserve was $4.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company except for the statutory surplus reserve of $4.1 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

22. Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Through the end of our second quarter of fiscal 2020, we did not repurchase any of our common stock pursuant to this authorization, and therefore have $5.0 million available for future common stock share repurchases.

Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares that can be purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the six-month period ended October 28, 2018, we purchased 36,880 shares of common stock at a cost of $844,000. The 36,880 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

23. Dividend Program

On December 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.105 cents per share or $0.42 per share on annualized basis.. This payment will be made on January 17, 2020, to shareholders of record as of January 8, 2020.

During the six-months ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share. During the six-months ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends, or future developments. There can be no assurance that the company will realize these expectations, meet its guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results. For our home accessories segment, if we are not successful in our refined business model and strategic focus, we may determine that impairment indicators exist, which could result in possible future write-downs in accordance with our policy, as described in our Form10-Q filed with the Securities and Exchange Commission on September 13, 2019 for the quarterly period ended August 4, 2019. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 12, 2019, for the fiscal year ended April 28, 2019, and our subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended November 3, 2019, and October 28, 2018, represent 27-week and 26-week periods, respectively. Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, as well as a fifty-percent owned cut and sew mattress cover operation located in Haiti. The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China, and Burlington, NC. With the acquisition of Read Window Products, LLC (Read) late in fiscal 2018, we now have a wholly owned company located in Knoxville, TN, that provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant in Anderson, SC, during the first quarter of fiscal 2019, which was closed during the second quarter of fiscal 2019. The home accessories segment is the company’s new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels. Through our June 22, 2018, investment in eLuxury, LLC (eLuxury), we now have a majority owned company located in Evansville, IN, which operates the global e-commerce platform for the home accessories segment.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Net sales	$72,619	$77,006	(5.7)%
Gross profit	14,103	13,326	5.8%
Gross profit margin	19.4%	17.3%	210bp
SG&A expenses	10,120	10,103	0.2%
Income from operations	3,983	4,284	(7.0)%
Operating margin	5.5%	5.6%	(10	)bp
Income before income taxes	4,106	4,275	(4.0)%
Income taxes	1,898	1,276	48.7%
Net income	2,192	2,944	(25.5)%
Net income attributable to Culp Inc common shareholders	2,300	2,933	(21.6)%

	Six Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Net sales	$147,466	$148,479	(0.7)%
Gross profit	27,468	23,885	15.0%
Gross profit margin	18.6%	16.1%	250bp
SG&A expenses	20,831	18,136	14.9%
Income from operations	6,672	6,359	4.9%
Operating margin	4.5%	4.3%	20bp
Income before income taxes	6,949	6,223	11.7%
Income taxes	3,580	2,182	64.1%
Net income	3,366	3,909	(13.9)%
Net income attributable to Culp Inc common shareholders	3,638	3,890	(6.5)%

Net Sales

Overall, our net sales for the second quarter of fiscal 2020 decreased by 5.7% compared with the same period a year ago, with mattress fabric sales declining 4.7%, upholstery fabric sales declining 3.2%, and home accessories sales declining 31.5%. Our net sales for the first half of fiscal 2020 decreased by 0.7% compared with the same period a year ago, with mattress fabrics sales increasing 3.6% and upholstery fabrics sales declining 5.4%. There was no full period of comparable prior-year sales for the home accessories segment as a result of the June 22, 2018 investment in eLuxury. The first half of fiscal 2020 had 27 weeks compared to 26 weeks for the first half of fiscal 2019.

The decrease in mattress fabrics net sales for the second quarter reflects softer demand trends in our legacy mattress fabrics business as the domestic mattress industry works to stabilize from the turmoil surrounding the influx of low-priced mattress imports from China and the subsequent anti-dumping measures. This decrease reversed an increase in net sales during the first quarter of fiscal 2020 that resulted from an extra week of sales, as well as higher customer demand for sewn mattress covers from our CLASS business and for woven mattress fabrics, as compared to the first quarter of fiscal 2019. The net result was an increase in mattress fabrics net sales for the first half of fiscal 2020 compared with the prior-year period.

The decrease in upholstery fabrics net sales for the second quarter and the first half of fiscal 2020 primarily relates to the continued soft retail environment for residential furniture, as well as ongoing issues surrounding international trade agreements and the associated tariffs. It also reflects a loss in sales resulting from the closure of our Anderson, SC, production facility that was completed during the second quarter of fiscal 2019.

The decrease in net sales for our new home accessories business segment primarily relates to reduced demand for our bedding products on Amazon, a principal sales channel for this segment’s legacy e-commerce business.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our income before income taxes for the second quarter of fiscal 2020 was $4.1 million, compared with $4.3 million for the prior-year period, while income before income taxes for the first six months of fiscal 2020 was $6.9 million, compared with $6.2 million for the prior-year period. Income before income taxes for the second quarter and the first six months of the prior fiscal year included restructuring and related charges and credits and other non-recurring items resulting in a net credit of $543,000 and a net charge of $1.5 million, respectively. These charges and credits related mostly to the company’s closure of the Anderson, SC, production facility, as well as other non-recurring charges associated with the mattress fabrics segment.

Although our overall net sales were lower in the second quarter and first half of fiscal 2020, we experienced improved operating performance as compared with the prior year periods. This improvement relates mostly to a more profitable product mix and more favorable foreign currency exchange rates associated with our operations in China for our upholstery fabrics segment, as well as improved operating efficiencies and more favorable raw material prices during the second quarter of fiscal 2020 for our mattress fabrics segment. The improvement was offset somewhat by an operating loss in our home accessories segment.

Additionally, unallocated corporate SG&A expense was significantly higher during the first half of fiscal 2020 as compared to the prior year due primarily to adjustments that occurred in the first quarter of fiscal 2019 that lowered share-based compensation expense.

See the Segment Analysis section below for further details.

Income Taxes

The effective income tax rate for the first half of fiscal 2020 was 51.5% compared with 35.1% for the same period a year ago. This increase reflects the continued shift in the mix of our taxable income that is mostly earned by our foreign operations located in China and Canada at higher income tax rates in relation to the U.S. More importantly, this current mix of our taxable income has resulted in a significant increase in our Global Intangible Low Taxed Income (GILTI) Tax, which represents a U.S. income tax on our foreign earnings. Income taxes incurred in the U.S. on a cash basis for fiscal 2020 are expected to be minimal due to the projected utilization of our U.S. Federal net operating loss carryforwards and immediate expensing of U.S. capital expenditures.

Refer to note 17 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At November 3, 2019, our cash and investments (which comprise cash and cash equivalents and short-term investments (held-to-maturity)) totaled $47.2 million compared with $45.0 million at April 28, 2019. This increase from the end of fiscal 2019 was primarily due to net cash provided by operating activities totaling $8.2 million, partially offset by regular quarterly dividend payments totaling $2.5 million, $2.4 million for capital expenditures that were mostly associated with our mattress fabrics segment, and $1.5 million for additional cash payments on our recent acquisitions.

Our net cash provided by operating activities was $8.2 million during the first half of fiscal 2020, compared with $6.6 million during the first half of fiscal 2019. This improvement was due mostly to higher cash flow from earnings during the first half of fiscal 2020 compared with the same period a year ago.

At November 3, 2019, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Dividend Program

On December 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.105 cents per share, or $0.42 per share on an annualized basis. This payment will be made on January 17, 2020, to shareholders of record as of January 8, 2020.

During the six-month period ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share. During the six-month period ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share.

Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Through the end of our second quarter of fiscal 2020, we did not repurchase any of our common stock pursuant to this authorization, and therefore have $5.0 million available for future common stock share repurchases.

During the six-month period ended October 28, 2018, we purchased 36,880 shares of common stock at a cost of $844,000. The 36,880 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Net sales	$35,459	$37,205	(4.7)%
Gross profit	6,247	5,781	8.1%
Gross profit margin	17.6%	15.5%	210bp
SG&A expenses	2,953	2,872	2.8%
Income from operations	3,293	2,909	13.2%
Operating margin	9.3%	7.8%	150bp

	Six Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Net sales	$74,145	$71,603	3.6%
Gross profit	11,940	11,084	7.7%
Gross profit margin	16.1%	15.5%	60bp
SG&A expenses	6,024	5,384	11.9%
Income from operations	5,916	5,699	3.8%
Operating margin	8.0%	8.0%	—

Net Sales

The decrease in mattress fabrics net sales for the second quarter of fiscal 2020 reflects softer demand trends in our legacy mattress fabrics business as the domestic mattress industry attempts to recover from the turmoil surrounding the influx of Chinese imports and the subsequent anti-dumping measures.

While this ongoing market variability continued to disrupt the demand environment for legacy customers during the second quarter, our CLASS sewn cover business experienced very favorable demand trends from customers in the expanding roll-packed (boxed) bedding space. We have diversified our customer base in this market segment, and we are encouraged by additional opportunities with existing and new customers. Our supply platform for covers, including our production locations in the U.S., Haiti, and Asia, supports this diversification strategy.

The decrease in net sales for the second quarter of fiscal 2020 reversed an increase in net sales during the first quarter that resulted from an extra week of sales, as well as higher customer demand for sewn covers from our CLASS business and for woven mattress fabrics, as compared to the prior year period. Overall net sales for the first six months of fiscal 2020 for mattress fabrics segment increased as compared to the first six months of fiscal 2019 primarily due to the additional week of sales.

Following a difficult year of declining sales related to the influx of low-cost mattress imports from China, as well as retail disruption, variability remains in the marketplace as the domestic mattress industry works to stabilize. Although the punitive anti-dumping measures announced by the U.S. Department of Commerce early in the first quarter of fiscal 2020 have significantly reduced the number of mattress imports from China, imports from other countries are increasing, and it remains uncertain as to when demand trends for legacy customers will return to previous levels. Despite this trend, we believe our creative designs, innovative products, and efficient global platform provide us with growth opportunities to meet changing customer demands and support our customers as they continue altering their supply chains away from China.

Gross Profit and Operating Income

Although our net sales declined over the second quarter of fiscal 2020 as noted above, our operating profits improved for the second quarter and first six months of fiscal 2020, as compared with the same periods a year ago, due primarily to operating efficiencies resulting from our recent investments in infrastructure and our focused efforts to rationalize both fabric and sewn cover production in the most cost-effective locations. We also benefited from more favorable raw material prices compared with the second quarter of last year.

Looking forward to the third quarter of fiscal 2020, we expect operating income and margins to be negatively affected by the loss of multiple weeks of production and distribution for our CLASS sewn cover business as a result of holiday shutdowns in Haiti and the timing of Chinese New Year. The impact of these seasonal shutdowns during this period is greater this year, as compared to the third quarter of fiscal 2019, because the CLASS sewn cover business is a more significant part of our current operations.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, property, plant and equipment, right of use assets, and investment in an unconsolidated joint venture.

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Accounts receivable	$11,224	$10,322	$12,098
Inventory	27,751	27,340	24,649
Assets held for sale	150	—	—
Property, plant & equipment	42,899	46,743	44,266
Right of use assets	170	—	—
Investment in unconsolidated joint venture	1,504	1,470	1,508

	$83,698	$85,875	$82,521

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 3, 2019, accounts receivable increased by 8.7%, compared with October 28, 2018. This trend resulted from a change in discount credit terms with a key customer that occurred during the second quarter of fiscal 2020. Additionally, although net sales for the second quarter decreased by 4.7%, compared to the same period a year ago, this decrease in the net sales occurred in the latter portion of our second quarter, and therefore a corresponding reduction in accounts receivable did not occur.

As of November 3, 2019, accounts receivable decreased by 7.2%, compared with April 28, 2019. This decrease primarily reflects the decrease in net sales during the second quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019. Net sales during the second quarter of fiscal 2020 were $35.5 million, a decrease of 6%, compared with $37.7 million during the fourth quarter of fiscal 2019.

Inventory

As of November 3, 2019, inventory was comparable to October 28, 2018.

As of November 3, 2019, inventory increased by $3.1 million, or 12.6%, compared with April 28, 2019. This increase represents inventory purchases in excess of actual demand trends that were lower than anticipated in the latter portion of our second quarter of fiscal 2020. Currently, management is adjusting inventory purchases to reduce inventory levels.

Property, Plant & Equipment

As of November 3, 2019, property plant, and equipment decreased in comparison with October 28, 2018, and April 28, 2019. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on our machinery and equipment.

The $42.9 million at November 3, 2019, represents property, plant, and equipment of $30.5 million and $12.4 million located in the U.S. and Canada, respectively. The $46.7 million at October 28, 2018, represents property, plant, and equipment of $34.0 million and $12.7 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

Right of Use Assets

As of November 3, 2019, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $170,000 represents right of use assets located in the U.S.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See note 9 located in the notes to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	November 3, 2019		October 28, 2018		% Change
Non-U.S. Produced	$30,805	91%	$30,542	87%	0.9%
U.S. Produced	3,079	9%	4,475	13%	(31.2)%

Total	$33,884	100%	$35,017	100%	(3.2)%

	Six Months Ended
(dollars in thousands)	November 3, 2019		October 28, 2018		% Change
Non-U.S. Produced	$60,434	92%	$60,911	88%	(0.8)%
U.S. Produced	5,310	8%	8,596	12%	(38.2)%

Total	$65,744	100%	$69,507	100%	(5.4)%

Net sales in this segment decreased in the second quarter and the first half of fiscal 2020 as compared to the same period a year ago. The first half of fiscal 2020 had 27 weeks compared to 26 weeks for the first quarter of fiscal 2019.

The drop in net sales for this segment reflects the continued soft retail environment for residential furniture, as well as ongoing issues surrounding international trade agreements and associated tariffs. This unstable environment has disrupted supply chains throughout the furniture industry. Additionally, the drop in U.S. produced sales reflects the closure of our Anderson, SC, production facility that was completed during the second quarter of fiscal 2019, as net sales for the first half of fiscal 2019 included sales from the Anderson facility, whereas there were no such sales in the first half of fiscal 2020.

In spite of these challenges, we executed our product-driven strategy and benefitted from strong product innovation. We experienced favorable demand trends from our residential furniture customers for our popular line of LiveSmart ® performance fabrics. Our recent introduction of LiveSmart Evolve™, a new line of fabric featuring the same performance combined with recycled fibers, has been well received as a product that can fulfill the desires of environmentally conscious consumers and demonstrates our ongoing commitment to environmental responsibility. We also recently launched a new outdoor product line, LiveSmart Outdoor™, which pairs performance with the ability to withstand the elements. This product line builds on the strength of our LiveSmart brand and has been well received in recent showings. Additionally, overall sales reflected favorable growth trends with our hospitality customers, as we continue to expand our reach into this segment. Read Window Products, our window treatment and installation services business, supports this strategy.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Gross profit	$7,279	$6,257	16.3%
Gross profit margin	21.5%	17.9%	360bp
SG&A expenses	3,806	3,535	7.7%
Income from operations	3,473	2,722	27.6%
Operating margin	10.2%	7.8%	240bp
Restructuring related charges	—	270	(100.0)%

	Six Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Gross profit	$14,000	$12,410	12.8%
Gross profit margin	21.3%	17.9%	340bp
SG&A expenses	7,652	7,161	6.9%
Income from operations	6,348	5,249	20.9%
Operating margin	9.7%	7.6%	210bp
Restructuring related charges	—	1,835	(100.0)%

Our improved operating performance for the second quarter and first half of fiscal 2020 reflects a more profitable product mix and more favorable foreign currency exchange rates associated with our operations located in China, leading to higher gross profit and operating margin.

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, SC. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and restructuring related charges that were associated with the above exit and disposal activity:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Inventory markdowns	$—	$1,565
Employee termination benefits	(35)	513
Other operational costs associated with a closed plant facility	—	270
Gain on sale of equipment	—	(1,123)
Restructuring credit and restructuring related charges (1) (2)	$(35)	$1,225

(1)	The $35,000 credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the six-month period ending November 3, 2019.

(2)

Of this total net charge, a $1.8 million charge and a credit of $610,000 were recorded to cost of sales and restructuring credit, respectively, in the Consolidated Statements of Net Income for the six-month period ending October 28, 2018.

The following summarizes the activity in accrued restructuring costs:

	Six months ended
(dollars in thousands)	November 3, 2019	October 28, 2018
Beginning balance	$124	$—
Accrual established in fiscal 2019	—	451
Payments	(54)	(253)
Adjustments	(35)	62

Ending balance	$35	$260

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Accounts receivable	$12,666	$13,622	$11,274
Inventory	23,692	20,765	22,915
Property, plant & equipment Right of use assets	1,774 2,610	2,048 —	1,795 —

	$40,742	$36,435	$35,984

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 3, 2019, accounts receivable decreased by 7%, compared with October 28, 2018. This decrease primarily reflects the decrease in net sales during the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

As of November 3, 2019, accounts receivable increased by $1.4 million, or 12.3%, compared with April 28, 2019. This increase primarily reflects the increase in net sales during the second quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019. Net sales during the second quarter of fiscal 2020 were $33.9 million, an increase of 16.7%, compared with net sales of $29.0 million during the fourth quarter of fiscal 2019.

Inventory

As of November 3, 2019, inventory increased in comparison with October 28, 2018, and April 28, 2019. This trend reflects higher inventory costs due to the increase in U.S. tariffs imposed on our inventory produced in China and sold to our customers located in the U.S.

Property, Plant, & Equipment

The $1.8 million at November 3, 2019, represents property, plant, and equipment of $1.3 million and $500,000 located in the U.S. and China, respectively. The $2.0 million at October 28, 2018, represents property, plant, and equipment of $1.4 million and $636,000 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591,000 located in the U.S. and China, respectively.

Right of Use Assets

As of November 3, 2019, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $2.6 million represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.

Home Accessories Segment

	Three Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	Change
Net sales	$3,276	$4,784	(31.5)%
Gross profit	577	1,717	(66.4)%
Gross profit margin	17.6%	35.9%	(1830	)bp
SG&A expenses	928	1,694	(45.2)%

(Loss) income from operations	(350)	23	N.M.

Operating margin	(10.7)%	0.5%	N.M.

	Six Months Ended
(dollars in thousands)	November 3, 2019 (1)	October 28, 2018 (1)	Change
Net sales	$7,577	$7,369	2.8%
Gross profit	1,528	2,385	(35.9)%
Gross profit margin	20.2%	32.4%	(1220	)bp
SG&A expenses	2,416	2,330	3.7%

(Loss) income from operations	(888)	56	N.M.

Operating margin	(11.7)%	0.8%	N.M.

(1)	The first six months of fiscal 2020 included 27 weeks, whereas the first six months of fiscal 2019 included only 19 weeks as a result of the June 22, 2018 investment date in eLuxury.

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

For our home accessories segment, net sales for the second quarter of fiscal 2020 were $3.3 million, compared with $4.8 million for the prior year period. For this segment, the first half of fiscal 2020 had 27 weeks, compared to 19 weeks for the first half of fiscal 2019, as a result of the June 22, 2018 investment in eLuxury. Net sales for this segment for the first half of fiscal 2020 were $7.6 million, compared with $7.4 million for the partial first half period of fiscal 2019.

The decline in net sales for our home accessories segment reflects reduced demand for our bedding products on Amazon, a principal sales channel for this segment’s legacy e-commerce business. As noted in recent press reports, the Amazon marketplace and many of its trusted third-party sellers, including eLuxury, have been negatively affected by new sellers operating outside of Amazon’s normal terms of service.

The operating loss for our home accessories segment for the second quarter of fiscal 2020 was in line with expectations, with a meaningful sequential improvement as compared to the first quarter. The results for the second quarter, as well as the first six months of fiscal 2020, reflect the decline in sales noted above. Importantly, our SG&A expenses declined 45.2% for the second quarter as a result of our strategic initiative to reduce marketing fees and promotional expenses and focus on improving margins. SG&A expenses increased slightly for the first six months of fiscal 2020 due to an extra 8 weeks in this period as compared to the prior-year period, offset by the reduction in SG&A expenses in the second quarter of fiscal 2020.

Our strategic focus for the segment is to develop innovative bedding products and other home accessory items through our global manufacturing platform in coordination with all of Culp’s other divisions. We have implemented a refined business model and are working diligently to execute new strategies with a more aggressive approach to the business-to-business market, along with greater customer diversification and new online retail marketplaces. We also remain dedicated to improving our performance on Amazon and are collaboratively discussing several options and rationalizing our offerings to enhance this legacy sales channel. In tandem with these strategies, we are continuing to develop new products featuring Culp mattress fabrics and upholstery fabrics that we plan to market through this new sales channel.

In accordance with ASC Topic 350, we assess goodwill for impairment at the end of each fiscal year or between annual tests if events or changes in circumstances indicate the carrying value of the asset may not be recovered. Such indicators include, but are not limited to, market conditions, operating results, competition, and general economic conditions. Identifying and assessing whether such impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. As of November 3, 2019, management determined that no impairment indicators existed for our home accessories segment. Management will continue to carefully review whether impairment indicators exist each quarter. If we are not successful with our refined business model and strategic focus discussed above, we may determine that impairment indicators exist, which could result in possible future write-downs in accordance with our policy.

eLuxury

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) pursuant to which we acquired an initial 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, and other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, as well as Amazon and other leading online retailers for specialty home goods.

This acquisition brings together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

The estimated consideration given for the initial 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represented the estimated purchase price and $5.6 million represented the fair value for contingent consideration associated with an earn-out obligation (see below for further details). Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 was paid in September 2019.

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

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between Culp, Inc., as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss and future capital contributions will be allocated at a percentage of 70% and 30% to Culp, Inc. and the noncontrolling interest holder, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating the fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $4.4 million at November 3, 2019, mostly represents its $4.5 million fair value determined at the acquisition date, minus its allocation of net losses that were mostly offset by capital contributions that were made subsequent from the acquisition date through the end of our second quarter of fiscal 2020.

Other

Acquisitions costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the six-month period ending October 28, 2018.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
Accounts receivable	$632	$418	$379
Inventory	3,785	2,496	3,296
Property, plant & equipment Right of use assets	1,752 996	2,082 —	1,910 —

	$7,165	$4,996	$5,585

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 3, 2019, accounts receivable did not vary by a material amount from levels at October 28, 2018, and April 28, 2019.

Inventory

As of November 3, 2019, inventory increased $1.3 million, or 51.6%, compared with October 28, 2018. The increase in inventory stems from the start-up of our home accessories segment associated with our acquisition of eLuxury that occurred during our first quarter of fiscal 2019, and subsequent new product introductions.

As of November 3, 2019, inventory was comparable to April 28, 2019.

Property, Plant, & Equipment

The $1.8 million at November 3, 2019, $2.1 million at October 28, 2018, and $1.9 million at April 28, 2019, represent property, plant, and equipment located in the U.S.

Right of Use Assets

As of November 3, 2019, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $1.0 million represents right of use assets located in the U.S.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	% Change
SG&A expenses	$10,120	$10,103	0.2%
Interest expense	30	18	66.7%
Interest income	240	151	58.9%
Other expense	87	142	(38.7)%

	Six Months Ended
(dollars in thousands)	November 3, 2019	October 28, 2018	% Change
SG&A expenses	$20,831	$18,136	14.9%
Interest expense	39	38	2.6%
Interest income	490	301	62.8%
Other expense	174	399	(56.4)%

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses during the first half of fiscal 2020 compared with the first half of fiscal 2019 is mostly due to the following:

•

Stock-based compensation expense was $467,000 during the first half of fiscal 2020, compared with a credit to stock-based compensation expense of $106,000 during the first half of fiscal 2019. The credit to stock-based compensation expense during the first half of fiscal 2019 reflected change in estimate adjustments that were based on our assessment of the probability of whether certain pre-established targets would be met, and in turn, determine the number of performance-based restricted stock units expected to vest for awards outstanding. The change in estimate adjustments reflected our decrease in profitability during the first half of fiscal 2019 stemming from the rapid growth of low-priced mattress imports from China.

•	Higher annual incentive bonus expense due to improved financial results in relation to pre-established performance targets.

•	Higher selling expenses associated with our CLASS mattress cover operation that mostly reflect an increase in net sales that occurred during the first quarter of fiscal 2020.

Interest Expense

Interest expense reflects our historically low amount of borrowings outstanding. At November 3, 2019, our borrowings totaled $925,000 and related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

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

Other Expense

The decrease in other expense for the second quarter and first six months of fiscal 2020, compared with the same periods a year ago, is primarily due to more favorable foreign currency exchange rates associated with our China operations that were experienced during fiscal 2020 compared with fiscal 2019. Additionally, the decrease in other expense for the first six months of fiscal 2020, compared with the same period a year ago, is also due to the realized loss of $94,000 from the sale of short-term investments (available-for-sale) that occurred during the first quarter of fiscal 2019.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.6 million, or 51.5% of income before income taxes, for the six-month period ended November 3, 2019, compared with income tax expense of $2.2 million,

or 35.1% of income before income taxes, for the six-month period ended October 28, 2018. Our effective income tax rates for the six-month periods ended November 3, 2019, and October 28, 2018, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income Tax (GILTI)	17.3	2.1
Foreign income tax rate differential	10.2	7.8
Tax effects of Chinese foreign exchange gains	2.4	2.8
Change in estimate of U.S. valuation allowance	0.8	1.2
Other	(0.2)	0.2

	51.5%	35.1%

The increase in our effective income tax rate reflects the continued shift in the mix of our taxable income that is mostly earned by our foreign operations located in China and Canada at higher income tax rates in relation to the U.S. More importantly, this current mix of our taxable income has resulted in a significant increase in our GILTI Tax, which represents a U.S. income tax on our foreign earnings.

The U.S. Treasury Department and Internal Revenue Service have issued newly proposed regulations that, if enacted, and if enacted as proposed, could provide us with some relief from the GILTI Tax under the proposed GILTI High-Tax exception, subject to the timing of enactment. The proposed GILTI High-Tax exception election is not available until the proposed regulations are finalized and effective. There is no guarantee that the proposed regulations will be enacted, or that there won’t be changes to the final regulations that would reduce or eliminate the relief we would otherwise benefit from under the proposed regulations.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of November 3, 2019, October 28, 2018, and April 28, 2019, respectively.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of November 3, 2019, October 28, 2018, and April 28, 2019, respectively

Uncertain Income Tax Positions

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of November 3, 2019, October 28, 2018, and April 28, 2019, respectively.

Income Taxes Paid

Our income tax payments totaled $2.8 million during the first half of fiscal 2020 compared with $4.0 million during the first half of fiscal 2019. Our income tax payments during the first half of fiscal 2020 and 2019 were mostly associated with our foreign subsidiaries located in Canada and China. Importantly, income taxes incurred in the U.S. on a cash basis for fiscal 2020 are expected to be minimal due to the projected utilization of our U.S. Federal net operating loss carryforwards and immediate expensing of U.S. capital expenditures.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents of $47.2 million as of November 3, 2019, cash flow from operations, and the current availability ($30.7 million) under our revolving credit lines are sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At November 3, 2019, our cash and investments (which comprise cash and cash equivalents and short-term investments (held-to-maturity)) totaled $47.2 million compared with $45.0 million at April 28, 2019. This increase from the end of fiscal 2019 was primarily due to net cash provided by operating activities totaling $8.2 million, partially offset by regular quarterly dividend payments totaling $2.5 million, $2.4 million for capital expenditures that were mostly associated with our mattress fabrics segment, and $1.5 million for additional cash payments on our recent acquisitions.

Our net cash provided by operating activities was $8.2 million during the first half of fiscal 2020, compared with $6.6 million during the first half of fiscal 2019. This improvement was due mostly to higher cash flow from earnings during the first half of fiscal 2020 compared with the same period a year ago.

At November 3, 2019, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

A summary of our cash and cash equivalents and short-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	November 3, 2019	October 28, 2018	April 28, 2019
United States	$35,735	$2,302	$33,078
China	9,439	9,898	9,670
Canada	1,967	1,475	2,196
Cayman Islands	42	27,812	64

	$47,183	$41,487	$45,008

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

At October 28, 2018, we had cash and investments totaling $26.7 million that mostly pertained to investment grade U.S. corporate bonds. As our U.S. corporate bonds matured, we repatriated almost all our earnings and profits residing in the Cayman Islands to our U.S parent company. As of the end of our first quarter of fiscal 2020, all our U.S. corporate bonds that resided in the Cayman Islands have matured and all of the corresponding sales proceeds have been repatriated to the U.S. parent company.

Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Through the end of our second quarter of fiscal 2020, we did not repurchase any of our common stock pursuant to this authorization, and therefore have $5.0 million available for future common stock share repurchases.

Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares that can be purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the six-month period ended October 28, 2018, we purchased 36,880 shares of common stock at a cost of $844,000. The 36,880 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

Dividend Program

On December 5, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.105 cents per share, or $0.42 per share, on an annualized basis. This payment will be made on January 17, 2020, to shareholders of record as of January 8, 2020.

During the six-month period ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share. During the six-month period ended October 28, 2018, dividend payments totaled $2.3 million, which represented quarterly dividend payments of $0.09 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $51.6 million at November 3, 2019, compared with $50.2 million at October 28, 2018. Operating working capital turnover was 5.8 during the second quarter of fiscal 2020 compared with 6.3 during the second quarter of fiscal 2019.

Accounts Receivable

As of November 3, 2019, accounts receivable totaled $24.5 million, compared with $24.4 million at October 28, 2018. However, we did experience an increase in accounts receivable during the second quarter of fiscal 2020 due to a change in discount credit terms with a key customer associated with our mattress fabrics segment, partially offset by the 5.7% decrease in net sales during the second quarter of fiscal 2020 compared with the same period a year ago.

Days’ sales outstanding were 30 days during the second quarter of fiscal 2020 compared with 28 days during the second quarter of fiscal 2019.

Inventory

Inventories as of November 3, 2019, totaling $55.2 million, increased $4.6 million, or 9.1%, compared with $50.6 million at October 28, 2018. This increase is mostly due to inventory purchases associated with our mattress fabrics segment that were in excess of actual demand trends that were lower than anticipated in the latter portion of our second quarter of fiscal 2020, as well as higher inventory costs due to the increase in U.S. tariffs imposed on our upholstery fabrics inventory produced in China and sold to our customers located in the U.S.

Inventory turns were 4.5 during the second quarter of fiscal 2020 compared with 5.0 for the second quarter of fiscal 2019.

Accounts Payable

Accounts payable - trade as of November 3, 2019, totaling $27.4 million, increased $3.4 million or 14.1%, compared with $24.0 million at October 28, 2018. The increase in accounts payable reflects the overall increase in inventory purchases noted above.

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

Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. We were in compliance with all our financial covenants as of November 3, 2019.

At November 3, 2019, we had borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Refer to note 12 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $2.4 million for the first half of fiscal 2020, compared with $3.5 million (of which $1.4 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $3.9 million for the first half of fiscal 2020, compared with $4.1 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2020, we are projecting cash capital expenditures to be in the range of $7.5 million to $8.0 million. Depreciation expense is projected to be approximately $8.0 million in fiscal 2020. The estimated capital expenditures and depreciation expense for fiscal 2020 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At November 3, 2019, we had total amounts due regarding capital expenditures totaling $402,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $402,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At November 3, 2019, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.2 million.

Critical Accounting Policies and Recent Accounting Developments

At November 3, 2019, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

Refer to notes 2 and 19 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2019.

Contractual Obligations

As of November 3, 2019, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At November 3, 2019, our U.S. revolving credit agreement and subordinated loan payable requires interest to be charged at a rate as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreements. Our revolving credit line associated with our China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under our revolving credit lines at November 3, 2019. At November 3, 2019, we had outstanding borrowings of $925,000 associated with our subordinated loan payable between eLuxury and its minority owner.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at November  3, 2019, would not have had a significant impact on our results of operations or financial position.

ITEM 4.    CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 3, 2019, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended November 3, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended November 3, 2019. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019 for the fiscal year ended April 28, 2019.

Item 1A.	Risk Factors

There have not been any material changes to our risk factors during the three months ended November 3, 2019. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019 for the fiscal year ended April 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 5, 2019 to September 8, 2019	—	—	—	$5,000,000
September 9, 2019 to October 6, 2019	—	—	—	$5,000,000
October 7, 2019 to November 3, 2019	—	—	—	$5,000,000
Total	—	—	—	$5,000,000

(1)	On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of common stock.

Item 6.	Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: December 13, 2019	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

I-4