Form 10-Q
period 2020-02-02
CULP INC
filed 2020-03-13
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

1823 Eastchester Drive High Point, North Carolina	27265-1402
(Address of principal executive offices)	(zip code)

(336) 889-5161

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.05/Share	CULP	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at March 12, 2020: 12,274,434

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended February 2, 2020

Item1:	Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 2, 2020 AND JANUARY 27, 2019

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	February 2, 2020	January 27, 2019
Net sales	$71,998	$77,226
Cost of sales	59,614	63,103
Gross profit	12,384	14,123
Selling, general and administrative expenses	9,952	10,038
Asset impairments	13,639	—
Reversal of contingent consideration - earn-out obligation	(6,081)	—
Restructuring credit	(35)	(214)
(Loss) income from operations	(5,091)	4,299
Interest expense	8	—
Interest income	(242)	(251)
Other expense	267	288
(Loss) income before income taxes	(5,124)	4,262
Income tax (benefit) expense	(973)	1,225
Loss (income) from investment in unconsolidated joint venture	56	(23)
Net (loss) income	$(4,207)	$3,060
Net loss attributable to non-controlling interest	4,149	94
Net (loss) income attributable to Culp, Inc. common shareholders	$(58)	$3,154

Net (loss) income attributable to Culp Inc. common shareholders per share - basic	$0.00	$0.25
Net (loss) income attributable to Culp Inc. common shareholders per share - diluted	$0.00	$0.25
Average shares outstanding, basic	12,409	12,438
Average shares outstanding, diluted	12,409	12,465

	NINE MONTHS ENDED
	February 2, 2020	January 27, 2019
Net sales	$219,465	$225,705
Cost of sales	179,612	187,697
Gross profit	39,853	38,008
Selling, general and administrative expenses	30,783	28,174
Asset impairments	13,639	—
Reversal of contingent consideration - earn-out obligation	(6,081)	—
Restructuring credit	(70)	(825)
Income from operations	1,582	10,659
Interest expense	47	38
Interest income	(732)	(552)
Other expense	441	688
Income before income taxes	1,826	10,485
Income tax expense	2,607	3,407
Loss from investment in unconsolidated joint venture	60	109
Net (loss) income	$(841)	$6,969
Net loss attributable to non-controlling interest	4,421	75
Net income attributable to Culp, Inc. common shareholders	$3,580	$7,044

Net income attributable to Culp Inc. common shareholders per share - basic	$0.29	$0.56
Net income attributable to Culp Inc. common shareholders per share - diluted	$0.29	$0.56
Average shares outstanding, basic	12,405	12,488
Average shares outstanding, diluted	12,421	12,593

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 2, 2020 AND JANUARY 27, 2019

(UNAUDITED)

(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED
	February 2, 2020	January 27, 2019
Net (loss) income	$(4,207)	$3,060

Other comprehensive income (loss)

Unrealized holding gains (losses) on investments, net of tax	49	(75)
Reclassification adjustment for realized loss on investments	—	22
Total other comprehensive income (loss)	49	(53)

Comprehensive (loss) income	$(4,158)	$3,007
Comprehensive loss attributable to non-controlling interest	4,149	94
Comprehensive (loss) income attributable to Culp, Inc. common shareholders	$(9)	$3,101

	NINE MONTHS ENDED
	February 2, 2020	January 27, 2019
Net (loss) income	$(841)	$6,969

Other comprehensive income

Unrealized gain on investments, net of tax
Unrealized holding gains (losses) on investments	64	(78)
Reclassification adjustment for realized loss on investments	—	116
Total unrealized gain on investments	64	38

Unrealized gain on foreign currency cash flow hedge, net of tax
Unrealized holding loss on foreign currency cash flow hedge	—	(8)
Reclassification adjustment for realized loss on foreign currency cash flow hedge	—	64
Total unrealized gain on foreign currency cash flow hedge	—	56

Total other comprehensive income	64	94

Comprehensive (loss) income	$(777)	$7,063
Comprehensive loss income attributable to non-controlling interest	4,421	75
Comprehensive income attributable to Culp, Inc. common shareholders	$3,644	$7,138

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 2, 2020, JANUARY 27, 2019, AND APRIL 28, 2019

UNAUDITED

(Amounts in Thousands)

	February 2, 2020	January 27, 2019	* April 28, 2019
Current assets:
Cash and cash equivalents	$21,872	26,418	40,008
Short-term investments - Held-To-Maturity	3,171	13,544	5,001
Short-term investments - Available for Sale	7,580	—	—
Accounts receivable, net	26,614	26,142	23,751
Inventories	57,575	55,415	50,860
Current income taxes receivable	776	—	776
Assets held for sale	67	—	—
Other current assets	3,219	2,954	2,849
Total current assets	120,874	124,473	123,245
Property, plant and equipment, net	46,380	50,129	48,389
Goodwill	16,011	27,222	27,222
Intangible assets	7,738	10,542	10,448
Long-term investments - Rabbi Trust	7,804	6,834	7,081
Long-term investments - Held-To-Maturity	2,224	—	—
Right of use asset	5,524	—	—
Noncurrent income taxes receivable	733	—	733
Deferred income taxes	920	3,224	457
Investment in unconsolidated joint venture	1,668	1,512	1,508
Other assets	464	972	643
Total assets	$210,340	$224,908	$219,726

Current liabilities:
Accounts payable-trade	$21,835	28,401	24,377
Accounts payable - capital expenditures	177	91	78
Operating lease liability - current	2,227	—	—
Deferred revenue	398	492	399
Accrued expenses	7,742	9,740	9,192
Accrued restructuring costs	—	228	124
Income taxes payable - current	455	642	1,022
Total current liabilities	32,834	39,594	35,192
Accrued expenses - long-term	233	—	333
Subordinated loan payable	925	—	675
Operating lease liability - noncurrent	3,160	—	—
Contingent consideration - earn-out obligation	—	5,781	5,856
Income taxes payable - long-term	3,442	3,294	3,249
Deferred income taxes	2,013	2,225	3,176
Deferred compensation	7,637	6,782	6,998
Total liabilities	50,244	57,676	55,479
Commitments and Contingencies (Notes 12, 19 and 20)
Shareholders’ equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,361,180 at February 2, 2020; 12,368,413 at January 27, 2019; and 12,391,160 at April 28, 2019	618	619	620
Capital contributed in excess of par value	43,748	43,961	43,694
Accumulated earnings	115,373	118,186	115,579
Accumulated other comprehensive income	104	9	40
Total shareholders’ equity attributable to Culp Inc.	159,843	162,775	159,933
Non-controlling interest	253	4,457	4,314
Total equity	160,096	167,232	164,247
Total liabilities and shareholders’ equity	$210,340	$224,908	$219,726

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 2, 2020 AND JANUARY 27, 2019

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	February 2, 2020	January 27, 2019
Cash flows from operating activities:
Net (loss) income	$(841)	$6,969
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,880	6,087
Amortization	530	592
Stock-based compensation	831	373
Asset impairments	13,639	—
Reversal of contingent consideration - earn-out obligation	(6,081)	—
Deferred income taxes	(1,626)	(1,691)
Realized loss on sale of short-term investments (Available for Sale)	—	94
Gain on sale of equipment	(276)	(1,456)
Loss from investment in unconsolidated joint venture	60	109
Foreign currency exchange (gain) loss	(15)	12
Changes in assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(2,885)	(38)
Inventories	(7,016)	(658)
Other current assets	(527)	(43)
Other assets	159	6
Accounts payable - trade	(2,475)	486
Deferred revenue	(1)	(317)
Accrued expenses and deferred compensation	542	(1,513)
Accrued restructuring costs	(124)	228
Income taxes	(293)	(1,155)
Net cash (used in) provided by operating activities	(519)	8,085
Cash flows from investing activities:
Net cash paid for acquisition of businesses	—	(12,096)
Capital expenditures	(4,072)	(2,954)
Proceeds from the sale of property, plant, and equipment	672	1,894
Investment in unconsolidated joint venture	—	(120)
Proceeds from the sale of short-term investments (Held to Maturity)	5,000	17,150
Purchase of short-term and long-term investments (Held to Maturity)	(5,397)	—
Proceeds from the sale of short-term investments (Available for Sale)	—	2,458
Purchase of short-term investments (Available for Sale)	(7,532)	(10)
Proceeds from the sale of long-term investments (Rabbi Trust)	—	1,233
Purchase of long-term investments (Rabbi Trust)	(707)	(795)
Net cash (used in) provided by investing activities	(12,036)	6,760
Cash flows from financing activities:
Proceeds from line of credit	—	12,000
Payments on line of credit	—	(12,000)
Payments on vendor-financed capital expenditures	—	(1,412)
Proceeds from subordinated loan payable	250	—
Cash paid for acquisition of business	(1,532)	—
Dividends paid	(3,786)	(3,493)
Common stock surrendered for withholding taxes payable	(51)	(1,303)
Capital contribution from non-controlling interest	360	—
Common stock repurchased	(728)	(3,316)
Payments of debt issuance costs	—	(50)
Net cash used in financing activities	(5,487)	(9,574)
Effect of exchange rate changes on cash and cash equivalents	(94)	(81)
(Decrease) increase in cash and cash equivalents	(18,136)	5,190
Cash and cash equivalents at beginning of period	40,008	21,228
Cash and cash equivalents at end of period	$21,872	$26,418

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTH PERIOD ENDED FEBRUARY 2, 2020

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.
			Capital		Accumulated
			Contributed		Other		Non-
	Common Stock		in Excess	Accumulated	Comprehensive		Controlling	Total
	Shares	Amount	of Par Value	Earnings	Income	Total	Interest	Equity
Balance, April 28, 2019 *	12,391,160	$620	$43,694	$115,579	$40	$159,933	$4,314	$164,247
Net income (loss)	—	—	—	1,338	—	1,338	(164)	1,174
Stock-based compensation	—	—	154	—	—	154	—	154
Unrealized gain on investments	—	—	—	—	6	6	—	6
Common stock issued in connection with vesting of performance based restricted stock units	12,776	1	(1)	—	—	—	—	—
Fully vested common stock award	3,659	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,581)	—	(44)	—	—	(44)	—	(44)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contribution from non-controlling interest	—	—	—	—	—	—	40	40
Balance, August 4, 2019	12,405,014	621	43,803	115,676	46	160,146	4,190	164,336
Net income (loss)	—	—	—	2,300	—	2,300	(108)	2,192
Stock-based compensation	—	—	313	—	—	313	—	313
Unrealized gain on investments	—	—	—	—	9	9	—	9
Common stock issued in connection with vesting of performance based restricted stock units	2,862	—	—	—	—	—	—	—
Fully vested common stock award	4,520	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(439)	—	(7)	—	—	(7)	—	(7)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contributions from non-controlling interest	—	—	—	—	—	—	320	320
Balance, November 3, 2019	12,411,957	621	44,109	116,735	55	161,520	4,402	165,922
Net loss	—	—	—	(58)	—	(58)	(4,149)	(4,207)
Stock-based compensation	—	—	364	—	—	364	—	364
Unrealized gain on investments	—	—	—	—	49	49	—	49
Fully vested common stock award	4,973	—	—	—	—	—	—	—
Common stock repurchased	(55,750)	(3)	(725)	—	—	(728)	—	(728)
Dividends paid	—	—	—	(1,304)	—	(1,304)	—	(1,304)
Balance, February 2, 2020	12,361,180	$618	$43,748	$115,373	$104	$159,843	$253	$160,096

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTH PERIOD ENDED JANUARY 27, 2019

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.
			Capital		Accumulated
			Contributed		Other		Non-
	Common Stock		in Excess	Accumulated	Comprehensive		Controlling	Total
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Interest	Equity
Balance, April 29, 2018 *	12,450,276	$623	$48,203	$114,635	$(85)	$163,376	$—	$163,376
Net income	—	—	—	957	—	957	8	965
Acquisition of subsidiary with non- controlling interest	—	—	—	—	—	—	4,532	4,532
Stock-based compensation	—	—	(501)	—	—	(501)	—	(501)
Unrealized gain on foreign currency cash flow hedge	—	—	—	—	15	15	—	15
Unrealized gain on investments	—	—	—	—	134	134	—	134
Common stock issued in connection with vesting of performance based restricted stock units	115,917	6	(6)	—	—	—	—	—
Common stock issued in connection with vesting of time-based restricted stock units	1,200	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(42,157)	(2)	(1,290)	—	—	(1,292)	—	(1,292)
Common stock repurchased	(2,990)	—	(72)	—	—	(72)	—	(72)
Dividends paid	—	—	—	(1,127)	—	(1,127)	—	(1,127)
Balance, July 29, 2018	12,522,246	627	46,334	114,465	64	161,490	4,540	166,030
Net income	—	—	—	2,933	—	2,933	11	2,944
Stock-based compensation	—	—	395	—	—	395	—	395
Unrealized gain on foreign currency cash flow hedge	—	—	—	—	41	41	—	41
Unrealized loss on investments	—	—	—	—	(43)	(43)	—	(43)
Fully vested common stock award	3,600	—	—	—	—	—	—	—
Common stock repurchased	(33,890)	(2)	(770)	—	—	(772)	—	(772)
Dividends paid	—	—	—	(1,126)	—	(1,126)	—	(1,126)
Balance, October 28, 2018	12,491,956	625	45,959	116,272	62	162,918	4,551	167,469
Net income	—	—	—	3,154	—	3,154	(94)	3,060
Stock-based compensation	—	—	479	—	—	479	—	479
Unrealized loss on investments	—	—	—	—	(53)	(53)	—	(53)
Common stock surrendered for withholding taxes payable	—	—	(11)	—	—	(11)	—	(11)
Common stock repurchased	(123,543)	(6)	(2,466)	—	—	(2,472)	—	(2,472)
Dividends paid	—	—	—	(1,240)	—	(1,240)	—	(1,240)
Balance, January 27, 2019	12,368,413	$619	$43,961	$118,186	$9	$162,775	$4,457	$167,232

*	Derived from audited financial statements.

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

The company’s nine-months ended February 2, 2020, and January 27, 2019, represent 40-week and 39-week periods, respectively.

2. Significant Accounting Policies

As of February 2, 2020, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2019, except as discussed below.

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

The adoption of Topic 842 had a material effect on our Consolidated Balance Sheets and increased the required disclosures in our notes to the consolidated financial statements (see note 19 for further details). The most significant effect related to the recognition of ROU assets totaling $7.2 million that were mostly offset by the recognition of lease liabilities totaling $7.1 million in our Consolidated Balance Sheets. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Net (Loss) Income or our Consolidated Statement of Cash Flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result, we are required to apply this guidance in our fiscal 2021 interim and annual financial statements commencing May 4, 2020. Currently, we do not expect this guidance to impact our results of operations, financial position, or statement of cash flow.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

3. Business Combinations

eLuxury, LLC (eLuxury)

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement), pursuant to which we acquired an 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, and other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, as well as Amazon and other leading online retailers for specialty home goods.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This acquisition brought together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

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

During the third quarter of fiscal 2020, this goodwill was assessed for impairment as we believed indicators of impairment existed during this reporting period. See note 8 located in the notes to consolidated financial statements for further details.

Contingent Consideration

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

We are required to assess the fair value of this earn-out obligation each quarterly reporting period. Based on management’s assessment as of February 2, 2020, we determined it was necessary to adjust forecasted EBITDA as it relates to this earn-out obligation. This determination was based on the future outlook of our home accessories segment and its slower than expected business improvement, as well as updated assumptions on economic conditions in the e-commerce space, combined with the upcoming timeframe for determining the amount associated with this contingent consideration arrangement. As a result of these factors, we recorded a reversal of $6.1 million for the full amount of our earn-out obligation during the third quarter of fiscal 2020.

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between the company, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss, future capital contributions, and equity distributions will be allocated at a percentage of 70% and 30% to the company and the noncontrolling interest holder, respectively.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating the fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $253,000 at February 2, 2020, mostly represents its $4.6 million fair value determined at the acquisition date, minus its allocation of net losses which includes a charge for asset impairments of $4.1 million incurred during the third quarter of fiscal 2020, slightly offset by capital contributions totaling $360,000.

Other

Acquisition costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and nine-month periods ending February 2, 2020, and January 27, 2019, have been prepared as if the acquisition of eLuxury had occurred on May 1, 2017.

	Three Months Ended
(dollars in thousands, except per share data)	February 2, 2020	January 27, 2019
Net Sales	$71,998	$77,226
(Loss) income from operations	(5,091)	4,299
Net (loss) income	(4,207)	3,060
Net loss - noncontrolling interest	4,149	94
Net (loss) income – Culp Inc. common shareholders	(58)	3,154
Net (loss) income per share (basic) – Culp Inc. common shareholders	0.00	0.25
Net (loss) income per share (diluted) – Culp Inc. common shareholders	0.00	0.25

	Nine Months Ended
(dollars in thousands, except per share data)	February 2, 2020	January 27, 2019
Net Sales	$219,465	$228,830
Income from operations	1,582	10,657
Net (loss) income	(841)	6,943
Net loss - noncontrolling interest	4,421	83
Net income – Culp Inc. common shareholders	3,580	7,026
Net income per share (basic) – Culp Inc. common shareholders	0.29	0.56
Net income per share (diluted) – Culp Inc. common shareholders	0.29	0.56

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would actually have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	Janauary 27, 2019
Beginning balance	$393	$357
(Recovery) provision for bad debts	(16)	78
Net write-offs, net of recoveries	—	(47)
Ending balance	$377	$388

5. Revenue from Contracts with Customers

Nature of Performance Obligations

Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read Window Products LLC (Read), a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read is included in the upholstery fabrics segment. The home accessories segment is our finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels.

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, and bedding and home accessories products, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 45 days. Such terms are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of February 2, 2020, January 27, 2019, and April 28, 2019.

A summary of the activity of deferred revenue for the nine-month periods ended February 2, 2020, and January 27, 2019, follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$399	$809
Revenue recognized on contract liabilities	(1,917)	(2,171)
Payments received for services not yet rendered	1,916	1,854
Ending balance	$398	$492

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending February 2, 2020:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$33,105	$32,044	$3,906	$69,055
Services transferred over time	—	2,943	—	2,943
Total Net Sales	$33,105	$34,987	$3,906	$71,998

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending February 2, 2020:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$107,250	$92,835	$11,485	$211,570
Services transferred over time	—	7,895	—	7,895
Total Net Sales	$107,250	$100,730	$11,485	$219,465

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 27, 2019:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$35,732	$34,730	$4,390	$74,852
Services transferred over time	—	2,374	—	2,374
Total Net Sales	$35,732	$37,104	$4,390	$77,226

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 27, 2019:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Home Accessories	Total
Products transferred at a point in time	$107,335	$98,610	$11,759	$217,704
Services transferred over time	—	8,001	—	8,001
Total Net Sales	$107,335	$106,611	$11,759	$225,705

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Raw materials	$7,607	$5,745	$5,617
Work-in-process	2,537	2,610	2,289
Finished goods	47,431	47,060	42,954
	$57,575	$55,415	$50,860

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Tradenames	$4,804	$7,232	$7,232
Customer relationships, net	2,313	2,613	2,538
Non-compete agreement, net	621	697	678
	$7,738	$10,542	$10,448

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tradenames

A summary of change in the carrying amount of our tradenames follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$7,232	$683
Acquisition of business (note 3)	—	6,549
Impairment charge	(2,428)	—
Ending balance	$4,804	$7,232

Our tradenames have an indefinite useful life and therefore, are not being amortized. However, in accordance with ASC Topic 350 Intangibles – Goodwill and Other, our tradenames will be assessed annually for impairment or between annual test if we believe indicators of impairment exist.  As of February 2, 2020, management determined that impairment indicators existed that pertained to changes in the future outlook of our home accessories segment and its slower than expected business improvement as well as current economic conditions within the e-commerce bedding space.  As a result of our interim impairment assessment, we recorded an impairment charge of $2.4 million in Asset Impairments in the Consolidated Statements of Net (Loss) Income for the three-month and nine-month periods ended February 2, 2020.  There were no impairment charges for the three-month or nine-month periods ended January 27, 2019.

Customer Relationships

A summary of change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$2,538	$2,839
Amortization expense	(225)	(226)
Ending balance	$2,313	$2,613

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million at February 2, 2020, January 27, 2019, and April 28, 2019, respectively. Accumulated amortization for these customer relationships was $802,000, $502,000 and $577,000 at February 2, 2020, January 27, 2019, and April 28, 2019, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2020 - $76,000; FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; and Thereafter - $1,033,000.

The weighted average amortization period for our customer relationships is 7.9 years as of February 2, 2020.

Non-Compete Agreement

A summary of change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$678	$753
Amortization expense	(57)	(56)
Ending balance	$621	$697

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million at February 2, 2020, January 27, 2019, and April 28, 2019, respectively. Accumulated amortization for our non-compete agreement was $1.4 million at February 2, 2020, $1.3 million at January 27, 2019, and $1.4 million at April 28, 2019.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The remaining amortization expense for the next five years and thereafter follows: FY 2020 - $19,000; FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000; FY 2024 - $75,000, and Thereafter - $302,000.

The weighted average amortization period for the non-compete agreement is 8.3 years as of February 2, 2020.

8. Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$27,222	$13,569
Acquisition of business (see note 3)	—	13,653
Impairment charge	(11,211)	—
Ending balance	$16,011	$27,222

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we assess goodwill for impairment annually or between annual test if we believe indicators of impairment exist.  As of February 2, 2020, management determined that impairment indicators existed that pertained to the future outlook of our home accessories segment and its slower than expected business improvement, as well as current economic conditions within the e-commerce bedding space. As a result of the interim impairment assessment, we recorded an impairment charge of $11.2 million in Asset Impairments in the consolidated statements of net (loss) income for the three-month and nine-month periods ended February 2, 2020. There were no impairment charges for the three-month or nine-month periods ended January 27, 2019.

9. Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owns fifty percent of Class International Holdings, Ltd. (CLIH). CLIH produces cut and sewn mattress covers, and its operations are located in a modern industrial park in northeastern Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 and complements our mattress fabric operations with a reactive platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

CLIH reported a net loss of $120,000 and $218,000 for the nine-month periods ending February 2, 2020, and January 27, 2019, respectively. Our equity interest in CLIH’s net loss for the nine-month periods ending February 2, 2020 and January 27, 2019 was $60,000 and $109,000, respectively.

The following table summarizes information on assets, liabilities, and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Total assets	$3,502	$3,255	$3,126
Total liabilities	$167	$230	$111
Total members’ equity	$3,335	$3,025	$3,015

At February 2, 2020, January 27, 2019, and April 28, 2019, our equity interest in CLIH totaled $1.7 million, $1.5 million, and $1.5 million, respectively.

10. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Compensation, commissions and related benefits	$4,230	$4,848	$4,229
Interest	2	—	4
Other accrued expenses	3,743	4,892	5,292
	$7,975	$9,740	$9,525

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At February 2, 2020, we had accrued expenses totaling $8.0 million, of which $7.7 million and $233,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At January 27, 2019, we had accrued expenses totaling $9.7 million, all of which were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had accrued expenses totaling $9.5 million, of which $9.2 million and $333,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and restructuring related charges that were associated with the above exit and disposal activity:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Inventory markdowns	$—	$1,564
Employee termination benefits	(70)	661
Other operational costs associated with a closed plant facility	—	824
Gain on sale of equipment	—	(1,486)
Restructuring credit and restructuring related charges (1) (2)	$(70)	$1,563

(1)	The $70,000 credit was recorded to restructuring credit in the Consolidated Statements of Net (Loss) Income for the nine-month period ending February 2, 2020.
(2)

Of the total net charge, a $2.3 million charge, a charge of $40,000, and a credit of $825,000 were recorded in cost of sales, selling, general and administrative expenses, and restructuring credit, respectively, in the Consolidated Statements of Net Income for the nine-month period ending January 27, 2019.

The following summarizes the activity in accrued restructuring costs:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$124	$—
Accrual established in fiscal 2019	—	451
Payments	(54)	(434)
Adjustments	(70)	211
Ending balance	$—	$228

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

Interest is charged at a rate (applicable interest rate of 3.11%, 3.95%, and 3.93% at February 2, 2020, January 27, 2019, and April 28, 2019, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at February 2, 2020, January 27, 2019, and April 28, 2019, respectively.

At February 2, 2020, January 27, 2019, and April 28, 2019, there were $250,000 in outstanding letters of credit provided by the Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.8 million USD at February 2, 2020). This agreement has an interest rate determined by the Chinese government and is set to expire on December 4, 2020. There were no outstanding borrowings as of February 2, 2020, January 27, 2019, and April 28, 2019.

Subordinated Loan Payable

On February 7, 2019, eLuxury entered into a subordinated credit agreement with the owner of its noncontrolling interest which provides a revolving loan commitment of $1.0 million that expires on June 22, 2023. Interest is charged at a rate (applicable interest rate of 3.36% at February 2, 2020) as a variable spread over LIBOR based on Culp’s ratio of debt to EBITDA plus 25 basis points. There were outstanding borrowings under this agreement totaling $925,000 and $675,000 at February 2, 2020 and April 28, 2019, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. We were in compliance with these financial covenants as of February 2, 2020.

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

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements at February 2, 2020 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,334	N/A	N/A	$6,334
Short Term Bond Funds	4,743	N/A	N/A	4,743
Inflation Protected Bond Funds	2,837	N/A	N/A	2,837
Strategic Income Fund	1,001	N/A	N/A	1,001
Growth Allocation Fund	239	N/A	N/A	239
Moderate Allocation Fund	138	N/A	N/A	138
Other	92	N/A	N/A	92

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

Short-Term and Long-Term Investments - Held-To-Maturity

Currently, our investments classified as held-to-maturity consist of investment grade U.S. corporate bonds, foreign bonds, and government bonds with remaining maturities that ranged from 1 to 3 years.  These investments were classified as held-to-maturity, as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the contractual maturity date in relation to the respective reporting period, and were recorded at amortized cost.

At February 2, 2020, January 27, 2019, and April 28, 2019, our held-to-maturity investments recorded at amortized cost totaled $5.4 million, $13.5 million, and $5.0 million, respectively. The fair value of our held-to-maturity investments at February 2, 2020, January 27, 2019, and April 28, 2019, totaled $5.4 million, $13.5 million and $5.0 million, respectively.

Our bond investments were classified as level 2, as they were traded over the counter within a broker network and not on an active market. The fair value of our bonds was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the bond.

Short-Term Investments Available for Sale

At February 2, 2020, our short-term investments classified as available for sale totaled $7.6 million and consisted of bond funds. Since these bond funds were classified as available for sale, these investments were recorded at their fair market value and their unrealized gains or losses are included in other comprehensive income (loss). Our bond funds had an accumulated unrealized gain totaling $48,000. At February 2, 2020, the fair value of our bond funds approximated its cost basis.

There were no short-term investments classified as available for sale held at January 27, 2019 and April 28, 2019.

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

These long-term investments are recorded at their fair values of $7.8 million, $6.8 million, and $7.1 million at February 2, 2020, January 27, 2019, and April 28, 2019, respectively. Our long-term investments had an accumulated unrealized gain of $56,000, $9,000, and $40,000 at February 2, 2020, January 27, 2019, and April 28, 2019, respectively. The fair value of our long-term investments associated with our Rabbi Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

As of February 2, 2020, we had certain assets and a contingent consideration – earn-out obligation that were required to be measured at fair value on a nonrecurring basis.

	Fair value measurements at February 2, 2020 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill (note 8)	N/A	N/A	$2,442	$2,442
Tradename (note 7)	N/A	N/A	4,121	4,121
Liabilities:
Contingent Consideration – Earn-Out Obligation (note 3)	N/A	N/A	$—	$—

The goodwill was recorded at fair market value using the discounted cash flow method that used significant unobservable inputs and was classified as level 3.  The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and was classified as level 3.

As of January 27, 2019, we had no assets that were required to be measured at fair value on a nonrecurring basis other than certain assets acquired and liabilities assumed in connection with the eLuxury business combination on June 22, 2018 (see note 3).

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

14. Cash Flow Information

Interest and income taxes paid are as follows:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Interest	$48	$54
Income taxes	4,500	6,226

15. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net (loss) income per share follows:

	Three months ended
(amounts in thousands)	February 2, 2020	January 27, 2019
Weighted average common shares outstanding, basic	12,409	12,438
Dilutive effect of stock-based compensation	—	27
Weighted average common shares outstanding, diluted	12,409	12,465

During the three-months ended February 2, 2020, 10,793 shares of unvested common stock were not included in the computation of diluted earnings per share, as we incurred a net loss for that reporting period. During the three-months ended January 27, 2019, 723 shares of unvested common stock were not included in the computation of diluted earnings per share as their effect would be antidilutive.

	Nine months ended
(amounts in thousands)	February 2, 2020	January 27, 2019
Weighted average common shares outstanding, basic	12,405	12,488
Dilutive effect of stock-based compensation	16	105
Weighted average common shares outstanding, diluted	12,421	12,593

During the nine-months ended February 2, 2020, 5,853 shares of unvested common stock were not included in the computation of diluted earnings per share as their effect would be antidilutive. During the nine-months ended January 27, 2019, all unvested shares of common stock were included in the computation of diluted earnings per share.

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

We evaluate the operating performance of our segments based upon income (loss) from operations before certain unallocated corporate expenses, restructuring credit and restructuring related charges, impairment charges, and other non-recurring items. Cost of sales for all segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses. Segment assets

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant and equipment, and right of use assets (see note 19 for further details). The mattress fabrics segment also includes in segment assets their assets held for sale and investment in an unconsolidated joint venture. Goodwill and intangible assets are not included in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Financial information for the company’s operating segments follows:

		Three months ended
		February 2, 2020		January 27, 2019
Net sales:
Mattress Fabrics		$33,105		$35,732
Upholstery Fabrics		34,987		37,104
Home Accessories		3,906		4,390
		$71,998		$77,226
Gross profit:
Mattress Fabrics		$4,614		$5,963
Upholstery Fabrics		6,906		7,624
Home Accessories		864		1,050
Total segment gross profit		$12,384		$14,637
Restructuring related charges		—	(4)	(514)
		$12,384		$14,123
Selling, general, and administrative expenses
Mattress Fabrics		$2,836		$2,755
Upholstery Fabrics		3,876		3,825
Home Accessories		1,046		1,361
Unallocated corporate expenses		2,194		1,628
Total segment selling, general, and administrative expenses		$9,952		$9,569
Other non-recurring charges		—	(5)	429
Restructuring related charges		—	(5)	40
		$9,952		$10,038
Income (loss) from operations:
Mattress Fabrics		$1,777		$3,208
Upholstery Fabrics		3,030		3,799
Home Accessories		(181)		(311)
Unallocated corporate expenses		(2,194)		(1,628)
Total segment income from operations		2,432		5,068
Asset impairments	(1)	(13,639)		—
Reversal of contingent consideration - earn-out obligation	(2)	6,081		—
Restructuring credit and restructuring related charges	(3)	35	(6)	(340)
Other non-recurring charges		—	(5)	(429)
Total (loss) income from operations		(5,091)		4,299
Interest expense		(8)		—
Interest income		242		251
Other expense		(267)		(288)
(Loss) income before income taxes		$(5,124)		$4,262

(1)	Our home accessories segment incurred asset impairment charges totaling $13.6 million, of which $11.2 million and $2.4 million pertained to this segment’s goodwill and tradename, respectively.
(2)	We recorded a reversal of $6.1 million that pertained to a contingent earn-out obligation associated with the purchase of our 80% ownership interest in eLuxury, LLC.
(3)	The $35 restructuring credit pertains to employee termination benefits associated with our closed Anderson, SC upholstery fabrics facility.
(4)

Cost of sales for the three-month period ending January 27, 2019, includes a $514 restructuring related charge for operating costs associated with our closed upholstery fabrics facility located in Anderson, SC.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)

Selling, general, and administrative expenses for the three-months ending January 27, 2019, includes a $469 non-recurring charge associated with the accelerated vesting of certain stock-based compensation agreements. Of this $469 non-recurring charge, $429 and $40 pertain to unallocated corporate expenses and a restructuring related charge, respectively, associated with our closed Anderson, SC upholstery fabrics plant facility.

(6)

The $340 represents restructuring related charges totaling $554 disclosed in notes 4 and 5 above, partially offset by a restructuring credit of $214. The $214 restructuring credit represents a $362 gain on the sale of the building and land associated with our Anderson, SC upholstery fabrics facility, partially offset by a charge of $148 for employee termination benefits.

		Nine months ended
		February 2, 2020		January 27, 2019
Net sales:
Mattress Fabrics		$107,250		$107,335
Upholstery Fabrics		100,730		106,611
Home Accessories		11,485		11,759
		$219,465		$225,705
Gross profit:
Mattress Fabrics		$16,553		$17,050
Upholstery Fabrics		20,905		20,031
Home Accessories		2,395		3,435
Total segment gross profit		$39,853		$40,516
Other non-recurring charges		—	(8)	(159)
Restructuring related charges		—	(9)	(2,349)
		$39,853		$38,008
Selling, general, and administrative expenses
Mattress Fabrics		$8,860		$8,141
Upholstery Fabrics		11,528		10,985
Home Accessories		3,462		3,690
Unallocated corporate expenses		6,933		4,800
Total segment selling, general, and administrative expenses		$30,783		$27,616
Other non-recurring charges		—	(10)	518
Restructuring related charges		—	(5)	40
		$30,783		$28,174
Income (loss) from operations:
Mattress Fabrics		$7,693		$8,910
Upholstery Fabrics		9,378		9,044
Home Accessories		(1,068)		(254)
Unallocated corporate expenses		(6,933)		(4,800)
Total segment income from operations		9,070		12,900
Asset impairments	(1)	(13,639)		—
Reversal of contingent consideration - earn-out obligation	(2)	6,081		—
Restructuring credit and restructuring related charges	(7)	70	(11)	(1,563)
Other non-recurring charges		—	(12)	(678)
Total income from operations		1,582		10,659
Interest expense		(47)		(38)
Interest income		732		552
Other expense		(441)		(688)
Income before income taxes		$1,826		$10,485

(7)	The $70 restructuring credit pertains to employee termination benefits associated with our closed Anderson, SC upholstery fabrics facility.
(8)	The $159 represents a non-recurring charge regarding employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.
(9)

The $2.4 million consists of restructuring related charges of $1.6 million for inventory markdowns and $784 for other operating costs associated with our closed upholstery fabrics facility located in Anderson, SC.

(10)

The $518 represents non-recurring charges of $429 for the accelerated vesting of a stock-based compensation agreement associated with unallocated corporate expenses and $89 for employee termination benefits and operational reorganization costs associated with our mattress fabrics segment.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)

The $1.6 million represents related charges disclosed in note 9 above and $40 associated with the accelerated vesting of a stock-based compensation agreement, partially offset by a restructuring credit of $825. The $825 restructuring credit represents a $1.5 million gain on the sale of property, plant, and equipment associated with our Anderson, SC upholstery fabrics facility, partially offset by a charge of $661 for employee termination benefits.

(12)

The $678 represents non-recurring charges of $429 for the accelerated vesting of a stock-based compensation agreement and $249 regarding employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.

Balance sheet information for the company’s operating segments follows:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Segment assets:
Mattress Fabrics
Accounts receivable	$12,940	$12,373	$12,098
Inventory	29,753	26,243	24,649
Assets held for sale	67	—	—
Property, plant and equipment (1)	42,368	45,845	44,266
Right of use assets (2)	426	—	—
Investment in unconsolidated joint venture	1,668	1,512	1,508
Total mattress fabrics assets	87,222	85,973	82,521
Upholstery Fabrics
Accounts receivable	12,908	13,367	11,274
Inventory	24,256	26,067	22,915
Property, plant and equipment (3)	1,675	1,957	1,795
Right of use assets (4)	2,143	—	—
Total upholstery fabrics assets	40,982	41,391	35,984
Home Accessories
Accounts receivable	766	402	379
Inventory	3,566	3,105	3,296
Property, plant and equipment (5)	1,728	1,985	1,910
Right of use assets (6)	949	—	—
Total home accessories assets	7,009	5,492	5,585
Total segment assets	135,213	132,856	124,090
Non-segment assets:
Cash and cash equivalents	21,872	26,418	40,008
Short-term investments (Held-to-Maturity)	3,171	13,544	5,001
Short-term investments (Available for Sale)	7,580	—	—
Current income taxes receivable	776	—	776
Other current assets	3,219	2,954	2,849
Deferred income taxes	920	3,224	457
Property, plant and equipment (7)	609	342	418
Right of use assets (8)	2,006	—	—
Goodwill	16,011	27,222	27,222
Intangible assets	7,738	10,542	10,448
Long-term investments (Rabbi Trust)	7,804	6,834	7,081
Long-term investments (Held-to-Maturity)	2,224	—	—
Noncurrent income taxes receivable	733	—	733
Other assets	464	972	643
Total assets	$210,340	$224,908	$219,726

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Capital expenditures (9):
Mattress Fabrics	$3,416	$2,342
Upholstery Fabrics	253	294
Home Accessories	104	33
Unallocated Corporate	398	11
Total capital expenditures	$4,171	$2,680
Depreciation expense:
Mattress Fabrics	$5,017	$5,265
Upholstery Fabrics	577	595
Home Accessories	286	227
Total depreciation expense	$5,880	$6,087

(1)

The $42.4 million at February 2, 2020, represents property, plant, and equipment of $28.7 million and $13.7 million located in the U.S. and Canada, respectively. The $45.8 million at January 27, 2019, represents property, plant, and equipment of $33.5 million and $12.3 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

(2)	The $426 at February 2, 2020, represents right of use assets located in the U.S.
(3)

The $1.7 million at February 2, 2020, represents property, plant, and equipment of $1.2 million and $469 located in the U.S. and China, respectively. The $2.0 million at January 27, 2019, represents property, plant, and equipment of $1.3 million and $615 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591 located in the U.S. and China, respectively.

(4)	The $2.1 million at February 2, 2020, represents right of use assets of $1.1 million and $1.0 million located in China and the U.S., respectively
(5)	The $1.7 million at February 2, 2020, $2.0 million at January 27, 2019, and $1.9 million at April 28, 2019, represents property, plant and equipment located in the U.S.
(6)	The $949 million at February 2, 2020, represents right of use assets located in the U.S.
(7)

The $609, $342, and $418 at February 2, 2020, January 27, 2019, and April 28, 2019, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics, upholstery fabrics, and home accessories segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(8)	The $2.0 million at February 2, 2020, represents right of use assets located in the U.S.
(9)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

17. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.6 million, or 142.8% of income before income taxes, for the nine-month period ended February 2, 2020, compared with income tax expense of $3.4 million, or 32.5% of income before income taxes, for the nine-month period ended January 27, 2019. Our effective income tax rates for the nine-month periods ended February 2, 2020, and January 27, 2019, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income Tax (GILTI)	58.2	2.6
Foreign income tax rate differential	35.7	10.1
Non-controlling interest income attributable to a consolidated partnership	21.0	-
Tax effects of Chinese foreign exchange gains	4.4	1.4
Change in estimate of U.S. valuation allowance	2.5	1.0
Stock-based compensation	1.2	0.7
Tax effects of the 2017 Tax Cuts and Jobs Act	-	(5.7)
Other	(1.2)	1.4
	142.8%	32.5%

The increase in our effective income tax rate reflects the significant decline in our projected annual consolidated taxable income, particularly in the U.S., and the mix of our consolidated taxable income that is earned by our foreign operations located in China and Canada that have higher income tax rates in relation to the U.S. This current mix of taxable income has led to a significant increase in our effective income tax rate that is associated with our Global Intangible Low Tax Income (GILTI) tax, which represents a U.S. income tax on foreign earnings. Additionally, our effective income tax rate significantly increased due to the income tax effects of our asset impairments associated with our home accessories segment incurred during the third quarter that were attributable to our non-controlling interest.

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

Based on our assessments at February 2, 2020, January 27, 2019, and April 28, 2019, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
U.S. state loss carryforwards and credits	$711	903	666
U.S. foreign income tax credits	—	4,550	82
	$711	5,453	748

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of February 2, 2020, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred tax liability will be required for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, at February 2, 2020, January 27, 2019, and April 28, 2019, we recorded a deferred income tax liability of $3.4 million, $3.4 million, and $3.5 million, respectively, for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

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

At February 2, 2020, we had a $914,000 total gross unrecognized income tax benefit that was recorded to income taxes payable- long-term in the accompanying Consolidated Balance Sheets. At January 27, 2019, we had a $880,000 total gross unrecognized income tax benefit, of which $500,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had a $903,000 total gross unrecognized income tax benefit, of which $523,000 and $380,000 were classified as income taxes payable – long-term and non-current deferred income taxes respectively, in the accompanying Consolidated Balance Sheets.

At February 2, 2020, our $914,000 total gross unrecognized income tax benefit would favorably affect the income tax rate in future periods. At January 27, 2019, our $880,000 total gross unrecognized income tax benefit included $500,000 that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2019, our $903,000 total gross unrecognized income tax benefit included $523,000 that, if recognized, would favorably affect the income tax rate in future periods.

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

At February 2, 2020, there were 908,334 shares available for future equity-based grants under our 2015 plan.

Performance-Based Restricted Stock Units

Senior Executives

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information related to our performance-based restricted stock units that vested during the nine-month period ending February 2, 2020 and the entire fiscal year ending April 28, 2019:

Fiscal Year	Restricted Stock Units Vested	(3) Fair Value	Weighted Average Price Per Share
Fiscal 2020 (1)	9,489	$165	$17.36	(4)
Fiscal 2020 (2)	4,148	$72	$17.36	(4)
Fiscal 2019 (1)	128,632	$3,754	$29.19	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(4)

(1)	Certain senior executives and key employees.
(2)	Non-employee
(3)	Dollar amounts are in thousands.
(4)	The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance-based restricted stock units vested.

Overall

We recorded compensation expense of $467,000 and $259,000 within selling, general, and administrative expenses for the nine-month periods ending February 2, 2020, and January 27, 2019, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period of outstanding awards. If performance goals are not probable of occurrence, compensation cost will not be recorded and any previously recognized compensation cost would be reversed.

At February 2, 2020, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $680,000, which is expected to be recognized over a weighted average vesting period of 1.9 years. At February 2, 2020, the performance-based restricted stock units that were expected to vest had a fair value totaling $757,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock units associated with senior executives and key members of management that are currently unvested:

Date of Grant	Time Based Stock Units Awarded	Price Per Share		Vesting Period
July 18, 2019	34,399	$18.49	(1)	3 years
August 2, 2018	10,000	$24.35	(1)	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted

The following table summarizes information related to our time-based restricted stock units that vested during the nine-month period ending February 2, 2020 and the entire fiscal year ending April 28, 2019:

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Overall

We recorded compensation expense of $154,000 and $30,000 within selling, general, and administrative expense associated with our time-based restricted stock unit awards for the nine-month periods ending February 2, 2020, and January 27, 2019, respectively.

At February 2, 2020, the remaining unrecognized compensation cost related to our time-based restricted stock units was $688,000, which is expected to be recognized over a weighted average vesting period of 2.6 years. At February 2, 2020, the time-based restricted stock awards that were expected to vest had a fair value totaling $561,000.

Common Stock Award

Fiscal 2020

We granted a total of 4,972, 4,519, and 3,659 shares of common stock to our outside directors on January 2, 2020, October 1, 2019, and July 1, 2019, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $14.08, $15.49, and $19.21 per share on January 2, 2020, October 1, 2019, and July 1, 2019, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $210,000 and $84,000 of compensation expense within selling, general, and administrative expense for our common stock awards for the nine-months ending February 2, 2020 and January 27, 2019, respectively.

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

Balance Sheet

The right of use asset and lease liabilities associated with our operating leases as of February 2, 2020, and April 29, 2019, are as follows:

(dollars in thousands)	February 2, 2020	(1) April 29, 2019
Right of use asset	$5,524	$7,191
Operating lease liability - current	2,227	2,629
Operating lease liability – noncurrent	3,160	4,473

(1)	Represents adoption date of Topic 842.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Cash Flow Information

(dollars in thousands)	Three Months Ended February 2, 2020	Nine Months Ended February 2, 2020
Operating lease liability payments	$671	$2,079
Right of use assets exchanged for lease liabilities	322	344

Operating lease expense for the three-month and nine-month periods ending February 2, 2020, was $726,000 and $2.2 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and nine-month periods ending February 2, 2020.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2020, the next subsequent four fiscal years, and thereafter follows:

(dollars in thousands)
2020	$590
2021	2,161
2022	1,207
2023	767
2024	659
Thereafter	347
$5,731
Less: interest	(344)
Present value of lease liabilities	$5,387

As of February 2, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.4 years
Weighted average discount rate	3.76%

20. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At February 2, 2020, January 27, 2019, and April 28, 2019, we had total amounts due regarding capital expenditures totaling $177,000, $91,000, and $78,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At February 2, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.3 million.

21. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of February 2, 2020, the company’s statutory surplus reserve was $4.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company except for the statutory surplus reserve of $4.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

22. Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the nine-month period ending February 2, 2020, we purchased 55,750 shares of our common stock at a cost of $728,000 pursuant to this authorization, all of which was purchased during the third quarter. As a result, at February 2, 2020, we have $4.3 million available for future repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on September 5, 2019.

On March 4, 2020, we announced that our board of directors approved an authorization to acquire up to $5.0 million of our common stock.

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

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of common stock at a cost of $3.3 million. The 160,423 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

23. Dividend Program

On March 4, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share that will be paid on April 15, 2020, to shareholders of record as of April 7, 2020.

During the nine-months ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share. During the nine-months ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments ranging from $0.09 per share to $0.10 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that the company will realize these expectations, meet its guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, suppliers, and the global economy, such as the coronavirus outbreak currently affecting China and beyond, could also adversely affect our operations and financial performance.  In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results, including without limitation possible additional future write-downs with respect to our home accessories segment in accordance with our policy, as described herein. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 12, 2019, for the fiscal year ended April 28, 2019, and our subsequent periodic reports filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine months ended February 2, 2020, and January 27, 2019, represent 40-week and 39-week periods, respectively. Our operations are classified into three business segments: mattress fabrics, upholstery fabrics, and home accessories. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, as well as a fifty-percent owned cut and sew mattress cover operation located in Haiti. The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China, and Burlington, NC. With the acquisition of Read Window Products, LLC (Read) late in fiscal 2018, we now have a wholly owned company located in Knoxville, TN, that provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant in Anderson, SC, during the first quarter of fiscal 2019, which was closed during the second quarter of fiscal 2019. The home accessories segment is the company’s new finished products business that manufactures, sources, and sells bedding accessories and home goods directly to consumers and businesses through global e-commerce and business-to-business sales channels. Through our June 22, 2018, investment in eLuxury, LLC (eLuxury), we now have a majority owned company located in Evansville, IN, which operates the global e-commerce platform for the home accessories segment.

We evaluate the operating performance of our segments based upon income (loss) from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, impairment charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material costs and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Net sales	$71,998	$77,226	(6.8)%
Gross profit	12,384	14,123	(12.3)%
Gross profit margin	17.2%	18.3%	(110)bp
SG&A expenses	9,952	10,038	(0.9)%
Asset impairments	13,639	—	100.0%
Reversal of contingent consideration - earn-out obligation	6,081	—	100.0%
(Loss) income from operations	(5,091)	4,299	(218.4)%
Operating margin	(7.1)%	5.6%	(1270)bp
(Loss) income before income taxes	(5,124)	4,262	(220.2)%
Income tax (benefit) expense	(973)	1,225	(179.4)%
Net (loss) income	(4,207)	3,060	(237.5)%
Net (loss) income attributable to Culp Inc common shareholders	(58)	3,154	(101.8)%

	Nine Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Net sales	$219,465	$225,705	(2.8)%
Gross profit	39,853	38,008	4.9%
Gross profit margin	18.2%	16.8%	140bp
SG&A expenses	30,783	28,174	9.3%
Asset impairments	13,639	—	100.0%
Reversal of contingent consideration - earn-out obligation	6,081	—	100.0%
Income from operations	1,582	10,659	(85.2)%
Operating margin	0.7%	4.7%	(400)bp
Income before income taxes	1,826	10,485	(82.6)%
Income tax expense	2,607	3,407	(23.5)%
Net (loss) income	(841)	6,969	(112.1)%
Net income attributable to Culp Inc common shareholders	3,580	7,044	(49.2)%

Net Sales

Overall, our net sales for the third quarter of fiscal 2020 decreased by 6.8% compared with the same period a year ago, with mattress fabric sales declining 7.4%, upholstery fabric sales declining 5.7%, and home accessories sales declining 11.0%. Our net sales for the first nine months of fiscal 2020 decreased by 2.8% compared with the same period a year ago, with mattress fabrics sales declining 0.1% and upholstery fabrics sales declining 5.5%. There was no full period of comparable prior-year sales for the home accessories segment as a result of the June 22, 2018, investment in eLuxury. The first nine months of fiscal 2020 had 40 weeks compared to 39 weeks for the first nine months of fiscal 2019.

The decrease in mattress fabrics net sales for the third quarter and the first nine months of fiscal 2020 primarily relates to continued industry weakness resulting in softer demand trends for our legacy mattress fabrics customers. The anti-dumping measures enacted by the U.S. government relating to low-priced imports from China have not yet provided the relief expected for the domestic mattress industry. Third quarter sales for our CLASS sewn cover business were also affected by the holiday shutdowns in Haiti and China. Mattress covers have become an increasingly important part of the mattress fabrics business, and losing multiple productive weeks caused a more significant impact when combined with continued industry weakness in our legacy business.

The decrease in upholstery fabrics net sales for the third quarter relates to a slowdown in shipments heading into the Chinese New Year. It is difficult to predict the impact of the holiday shutdown from year to year, and this year we experienced a greater than expected decline in January leading up to the holiday period. As a result, we showed a modest drop in sales for the third quarter of fiscal 2020 compared with a very strong sales performance in the prior-year period, which was positively affected by advance customer purchases in anticipation of additional tariffs.  The decrease in upholstery fabrics net sales for the first nine months of fiscal 2020 primarily relates to the slowdown in shipments noted for the third quarter, as well as the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and the associated tariffs during the first half of the year. It also reflects a loss in sales resulting from the closure of our Anderson, SC, production facility that was completed during the second quarter of fiscal 2019.

The decrease in net sales for our new home accessories business segment primarily relates to reduced demand for our bedding products on Amazon, a principal sales channel for this segment’s legacy e-commerce business.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our income (loss) before income taxes for the third quarter of fiscal 2020 was $(5.1) million, compared with $4.3 million for the prior-year period, while income before income taxes for the first nine months of fiscal 2020 was $1.8 million, compared with $10.5 million for the prior-year period. Income (loss) before income taxes for the third quarter and the first nine months of fiscal 2020 included a reversal of a $6.1 million contingent earnout liability, non-cash impairment charges of $13.6 million related to the home accessories division, and a $35,000 restructuring credit associated with the closure of our Anderson, SC, upholstery fabrics facility, resulting in a non-cash net charge of $7.5 million for the third quarter of fiscal 2020. In addition to the restructuring credit recorded in the third quarter of fiscal 2020, we recorded a restructuring credit of $35,000 during the first quarter of fiscal 2020 associated with the closure of our Anderson, SC, upholstery fabrics facility. Income before income taxes for the third quarter and the first nine months of the prior fiscal year included a non-recurring charge of $769,000 in the third quarter and a non-recurring charge of $2.2 million in the first nine months of fiscal 2019, related to the closure of our upholstery fabrics operation located in Anderson, SC, and other non-recurring charges.

In addition to the non-recurring charges noted above, income (loss) before income taxes for the third quarter and first nine months of fiscal 2020 was primarily affected by lower sales.

Additionally, unallocated corporate SG&A expense was higher during the first nine months of fiscal 2020, as compared to the prior year, due primarily to adjustments that occurred in the first quarter of fiscal 2019 that lowered share-based compensation expense.

See the Segment Analysis section below for further details.

Income Taxes

The effective income tax rate for the year-to-date period of fiscal 2020 was 142.8% compared with 32.5% for the same period a year ago. The increase in our effective income tax rate reflects the significant decline in our projected annual consolidated taxable income, particularly in the U.S., and the mix of our consolidated taxable income that is earned by our foreign operations located in China and Canada that have higher income tax rates in relation to the U.S. This current mix of taxable income has led to a significant increase in our effective income tax rate that is associated with our Global Intangible Low Tax Income (GILTI) tax, which represents a U.S. income tax on foreign earnings. Additionally, our effective income tax rate significantly increased due to the income tax effects of our asset impairments associated with our home accessories segment incurred during the third quarter that were attributable to our non-controlling interest.

Refer to note 17 located in the notes to the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

At February 2, 2020, our cash and investments (which comprise cash and cash equivalents, short-term investments (available-for-sale), and short-term and long-term investments (held-to-maturity)) totaled $34.8 million compared with $45.0 million at April 28, 2019. This decrease from the end of fiscal 2019 was primarily due to net cash used in operating activities totaling $519,000, $4.5 million returned to shareholders in the form of regular quarterly dividend payments and common stock share repurchases, $4.1 million for capital expenditures that were mostly associated with our mattress fabrics segment, and $1.5 million for additional cash payments on our recent acquisitions.

Our net cash used in operating activities was $519,000 for the first nine months of fiscal 2020, compared with net cash provided by operating activities of $8.1 million for the same period a year ago. This decrease was due primarily to the timing of payments in advance of Chinese New Year shutdowns and higher than expected inventories.

At February 2, 2020, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Dividend Program

On March 4, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share, that will be paid on April 15, 2020, to shareholders of record as of April 7, 2020.

During the nine-month period ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share. During the nine-month period ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments of $0.09 per share to $0.10 per share.

Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the nine-month period ended February 2, 2020, we purchased 55,750 shares of common stock at a cost of $728,000 pursuant to this authorization, all of which was purchased during the third quarter. As a result, at February 2, 2020, we had $4.3 million available for future repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on September 5, 2019.

On March 4, 2020, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of common stock at a cost of $3.3 million. The 160,423 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

Coronavirus Impact

Currently, we have not experienced significant impacts to our operations from the coronavirus outbreak in any of our business segments.

In our upholstery fabrics business, our Culp China location is operating at normal levels with virtually all employees reporting to work following the additional week of shutdowns required by the Chinese government after the Chinese New Year holiday. We have a stable, long-term supply base in China and have experienced minimal delays as most of our suppliers are back to near full output. We have also relocated a considerable amount of our cut and sew production to two facilities we work with in Vietnam.

In both our mattress fabrics and home accessories business segments, we are not currently experiencing any significant delays in Asia, and we also have alternative locations for production as needed. This includes production or sourcing capabilities in the U.S., Canada, Haiti, Vietnam, and Turkey.

We are monitoring the situation daily and following the processes and procedures provided for in the company’s global pandemic disease contingency plan to protect our workforce.  However, the potential impact of the coronavirus is difficult to estimate reasonably at this point given the fluidity in circumstances related to the disease and the actions being taken to control its spread.  If conditions relating to the virus worsen, our operations and supply chain, particularly in China, could be disrupted, and consumer confidence could be negatively affected, which could adversely affect our financial results.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Net sales	$33,105	$35,732	(7.4)%
Gross profit	4,614	5,963	(22.6)%
Gross profit margin	13.9%	16.7%	(280)bp
SG&A expenses	2,836	2,755	2.9%
Income from operations	1,777	3,208	(44.6)%
Operating margin	5.4%	9.0%	(360)bp

	Nine Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Net sales	$107,250	$107,335	(0.1)%
Gross profit	16,553	17,050	(2.9)%
Gross profit margin	15.4%	15.9%	(50)bp
SG&A expenses	8,860	8,141	8.8%
Income from operations	7,693	8,910	(13.7)%
Operating margin	7.2%	8.3%	(110)bp

Net Sales

The decrease in mattress fabrics net sales for the third quarter and the first nine months of fiscal 2020 reflects the impact of holiday shutdowns in Haiti and China on our CLASS sewn cover business, as well as continued industry weakness for our legacy mattress fabrics customers. Mattress covers have become an increasingly important part of our mattress fabrics business, and losing multiple productive weeks caused a more significant impact when combined with continued industry weakness in our legacy business. Also, the anti-dumping measures enacted by the U.S. government relating to low-priced imports from China have not yet provided the relief expected for the domestic mattress industry. The first nine months of fiscal 2020 had 40 weeks compared to 39 weeks for the first nine months of fiscal 2019.

While the holiday shutdowns disrupted our CLASS sewn cover operations in Haiti and China during the third quarter, this business experienced continued growth during the quarter. Demand trends for mattress covers remain favorable, especially for the growing boxed bedding space, and we continue to develop fresh products with both new and existing customers.  Our production capabilities for sewn covers in the U.S., Haiti, and Asia support our diversification strategy and allow us to maximize our full supply chain potential from fabric to finished covers.

The domestic disruption from low-priced mattress imports from China appears to be continuing as a result of sources for many of these imports moving to other countries, and we expect mattress fabric sales will continue to be pressured due to ongoing softness in our legacy business through at least the fourth quarter of fiscal 2020.  Despite this trend, we believe our strong global platform for fabric and covers in Asia has us well positioned to capture market share with imported mattresses going forward. We also continue to invest in our design and marketing capabilities with technologies to improve the customer experience and speed to market, and we are enhancing our service platform to be more responsive to customer demand with shorter lead times. We believe we will benefit from these advanced technologies and processes that support our sales and marketing efforts with both legacy and new customers.

Our expectations for the fourth quarter and beyond assume the coronavirus outbreak does not have a greater than anticipated impact on the operations of our mattress fabrics segment. We are not currently experiencing any significant delays or disruption as a result of the virus, including with respect to our operations in China. We also have alternative locations for production and sourcing as needed, including capabilities in the U.S., Canada, Haiti, Vietnam, and Turkey. While we cannot predict whether the virus will have any negative impact on our operations or consumer confidence in the future, we believe our global platform supports our ability to manage disruption created by the outbreak. However, the potential impact of the coronavirus is difficult to estimate, and if conditions relating to the outbreak worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit and Operating Income

Our operating profits declined in the third quarter and first nine months of fiscal 2020 compared with the same periods a year ago, due primarily to the decrease in net sales noted above.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, property, plant and equipment, right of use assets, and investment in an unconsolidated joint venture.

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Accounts receivable	$12,940	$12,373	$12,098
Inventory	29,753	26,243	24,649
Assets held for sale	67	—	—
Property, plant & equipment	42,368	45,845	44,266
Right of use assets	426	—	—
Investment in unconsolidated joint venture	1,668	1,512	1,508
	$87,222	$85,973	$82,521

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of February 2, 2020, accounts receivable increased 4.6% compared with January 27, 2019, and increased 7.0% compared with April 28, 2019. These increases resulted from a change in discount credit terms with key customers and fewer customers taking advantage of discounts during fiscal 2020 as compared with fiscal 2019.

Inventory

As of February 2, 2020, inventory increased $3.5 million, or 13.3%, compared with January 27, 2019, and increased $5.1 million, or 20.7%, compared with April 28, 2019. These increases represent inventory purchases in excess of actual demand trends, which were lower than anticipated. Currently, management is adjusting inventory purchases to reduce inventory levels.

Property, Plant, & Equipment

As of February 2, 2020, property plant, and equipment decreased in comparison with January 27, 2019, and April 28, 2019. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on our machinery and equipment.

The $42.4 million at February 2, 2020, represents property, plant, and equipment of $28.7 million and $13.7 million located in the U.S. and Canada, respectively. The $45.8 million at January 27, 2019, represents property, plant, and equipment of $33.5 million and $12.3 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

Right of Use Assets

As of February 2, 2020, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $426,000 represents right of use assets located in the U.S.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See note 9 located in the notes to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	February 2, 2020		January 27, 2019		% Change
Non-U.S. Produced	$31,980	91%	$34,450	93%	(7.2)%
U.S. Produced	3,007	9%	2,654	7%	13.3%
Total	$34,987	100%	$37,104	100%	(5.7)%

	Nine Months Ended
(dollars in thousands)	February 2, 2020		January 27, 2019		% Change
Non-U.S. Produced	$92,525	92%	$95,361	89%	(3.0)%
U.S. Produced	8,205	8%	11,250	11%	(27.1)%
Total	$100,730	100%	$106,611	100%	(5.5)%

Net sales in this segment decreased in the third quarter and the first nine months of fiscal 2020 as compared to the same period a year ago. The first nine months of fiscal 2020 had 40 weeks compared to 39 weeks for the first nine months of fiscal 2019.

The third quarter drop in net sales for this segment relates to a slowdown in shipments heading into the Chinese New Year. It is difficult to predict the impact of the holiday shutdown from year to year, and this year we experienced a greater than expected decline in January leading up to the holiday period. As a result, we showed a modest drop in sales for the third quarter of fiscal 2020 compared with a very strong sales performance in the prior-year period, which was positively affected by advance customer purchases in anticipation of additional tariffs.

The decrease in upholstery fabrics net sales for the first nine months of fiscal 2020 primarily relates to the slowdown in shipments noted for the third quarter, as well as the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and the associated tariffs during the first half of the year. Additionally, the drop in U.S. produced sales for the first nine months of fiscal 2020 reflects the closure of our Anderson, SC, production facility that was completed during the second quarter of fiscal 2019, as net sales for the first six months of fiscal 2019 included sales from the Anderson facility, whereas there were no such sales in the first six months of fiscal 2020.

Despite these challenges, we have continued to execute our strategic focus of introducing new products and diversifying our customer base. We experienced continued growth in our hospitality business, as we have expanded our reach in this growing market. Read Window Products, our window treatment and installation services business, is a key driver of this strategy. Additionally, our line of LiveSmart® performance fabrics continues to be very popular with both existing and new residential furniture customers, and we have experienced favorable demand trends for LiveSmart Evolve™, our recently introduced line of sustainability fabrics featuring the use of recycled fibers along with the same stain-resistant performance. This product line has received extensive placements for the upcoming April furniture market, and we expect to see continued growth as a product that can fulfill the desires of environmentally conscious consumers.

Our expectations for the fourth quarter and beyond assume the coronavirus outbreak does not have a greater than anticipated impact on the operations of our upholstery fabrics segment. We are not currently experiencing any significant delays or disruption as a result of the virus, and our Culp China location is operating at normal levels with virtually all employees reporting to work following the additional week of shutdowns required by the China government after the Chinese New Year holiday. We have also built a stable, long-term supply base in China, and we have experienced minimal delays as most of our suppliers are back to nearly full output. However, the potential impact of the coronavirus is difficult to estimate, and if conditions relating to the outbreak worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Gross profit	$6,906	$7,624	(9.4)%
Gross profit margin	19.7%	20.5%	(80)bp
SG&A expenses	3,876	3,825	1.3%
Income from operations	3,030	3,799	(20.2)%
Operating margin	8.7%	10.2%	(150)bp
Restructuring related charges	—	554	(100.0)%

	Nine Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Gross profit	$20,905	$20,031	4.4%
Gross profit margin	20.8%	18.8%	200bp
SG&A expenses	11,528	10,985	4.9%
Income from operations	9,378	9,044	3.7%
Operating margin	9.3%	8.5%	80bp
Restructuring related charges	—	2,388	(100.0)%

Our operating performance declined in the third quarter of fiscal 2020 compared with the same period a year ago due primarily to the decrease in net sales noted above.

Our improved operating performance for the first nine months of fiscal 2020 reflects a more profitable product mix and more favorable foreign currency exchange rates associated with our operations located in China, leading to higher gross profit and operating margin.

Exit and Disposal Activity

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, SC. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and restructuring related charges that were associated with the above exit and disposal activity:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Inventory markdowns	$—	$1,564
Employee termination benefits	(70)	661
Other operational costs associated with a closed plant facility	—	824
Gain on sale of equipment	—	(1,486)
Restructuring credit and restructuring related charges (1) (2)	$(70)	$1,563

(1)	The $70,000 credit was recorded to restructuring credit in the Consolidated Statements of Net Income for the nine-month period ending February 2, 2020.
(2)

Of this total net charge, a $2.3 million charge, a charge of $40,000, and a credit of $825,000 were recorded to cost of sales, selling, general, and administrative expense, and restructuring credit, respectively, in the Consolidated Statements of Net Income for the nine-month period ending January 27, 2019.

The following summarizes the activity in accrued restructuring costs:

	Nine months ended
(dollars in thousands)	February 2, 2020	January 27, 2019
Beginning balance	$124	$—
Accrual established in fiscal 2019	—	451
Payments	(54)	(434)
Adjustments	(70)	211
Ending balance	$—	$228

The above restructuring accrual pertains to employee termination benefits that were associated with the above exit and disposal activity.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Accounts receivable	$12,908	$13,367	$11,274
Inventory	24,256	26,067	22,915
Property, plant & equipment	1,675	1,957	1,795
Right of use assets	2,143	—	—
	$40,982	$41,391	$35,984

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of February 2, 2020, accounts receivable decreased by 3.4% compared with January 27, 2019. This decrease primarily reflects the 5.7% decrease in net sales during the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.

As of February 2, 2020, accounts receivable increased by $1.6 million, or 14.5%, compared with April 28, 2019. This increase primarily reflects the increase in net sales during the third quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019 due to the timing of the Chinese New Year holiday. Net sales during the third quarter of fiscal 2020 were $35.0 million, an increase of $6.0 million, or 20.5%, compared with net sales of $29.0 million during the fourth quarter of fiscal 2019.

Inventory

As of February 2, 2020, inventory decreased $1.8 million, or 6.9%, compared with January 27, 2019. This decrease primarily reflects the 5.7% decrease in net sales during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019.

As of February 2, 2020, inventory increased $1.3 million, or 5.9%, compared with April 28, 2019. This increase reflects higher inventory costs due to the increase in U.S. tariffs imposed on our inventory produced in China and sold to our customers located in the U.S., as well as the timing of the Chinese New Year holiday.

Property, Plant, & Equipment

The $1.7 million at February 2, 2020, represents property, plant, and equipment of $1.2 million and $469,000 located in the U.S. and China, respectively. The $2.0 million at January 27, 2019, represents property, plant, and equipment of $1.3 million and $615,000 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591,000 located in the U.S. and China, respectively.

Right of Use Assets

As of February 2, 2020, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $2.1 million represents right of use assets of $1.1 million and $1.0 million located in China and the U.S., respectively.

Home Accessories Segment

	Three Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	Change
Net sales	$3,906	$4,390	(11.0)%
Gross profit	864	1,050	(17.7)%
Gross profit margin	22.1%	23.9%	(180)bp
SG&A expenses	1,046	1,361	(23.1)%
Asset impairments	13,639	—	100.0%
Loss from operations	(181)	(311)	(41.8)%
Operating margin	(4.6)%	(7.1)%	(250)bp

	Nine Months Ended
(dollars in thousands)	February 2, 2020 (1)	January 27, 2019 (1)	Change
Net sales	$11,485	$11,759	(2.3)%
Gross profit	2,395	3,435	(30.3)%
Gross profit margin	20.9%	29.2%	(830)bp
SG&A expenses	3,462	3,690	(6.2)%
Asset impairments	13,639	—	100.0%
Loss from operations	(1,068)	(254)	320.5%
Operating margin	(9.3)%	(2.2)%	710bp

(1)	The first nine months of fiscal 2020 included 40 weeks, whereas the first nine months of fiscal 2019 included only 32 weeks as a result of the June 22, 2018, investment in eLuxury.

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

For our home accessories segment, net sales for the third quarter of fiscal 2020 were $3.9 million, compared with $4.4 million for the prior year period. For this segment, the first nine months of fiscal 2020 had 40 weeks, compared to 32 weeks for the first nine months of fiscal 2019, as a result of the June 22, 2018, investment in eLuxury. Net sales for this segment for the first nine months of fiscal 2020 were $11.5 million, compared with $11.8 million for the 32-week period of fiscal 2019.

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

The operating loss for our home accessories segment for the third quarter of fiscal 2020, excluding the non-cash impairment charge associated with this segment, showed meaningful sequential improvement as compared to the first and second quarters of fiscal 2020. The results for the third quarter, as well as the first nine months of fiscal 2020, reflect the decline in sales noted above. Our SG&A expenses declined 23.1% for the third quarter as a result of our strategic initiative to reduce marketing fees and promotional expenses and focus on improving margins. SG&A expenses increased slightly for the first nine months of fiscal 2020 due to an extra eight weeks in this period as compared to the prior-year period, offset by the reduction in SG&A expenses in the second and third quarters of fiscal 2020.

In accordance with ASC Topic 350, we assess goodwill and other indefinite-lived intangible assets for impairment at the end of each fiscal year or between annual tests if events or changes in circumstances indicate the carrying value of the asset may not be recovered. As a result of slower than expected growth on new e-commerce and business-to-business sales channels for this segment, and changes in future growth assumptions based on current economic conditions in the e-commerce space, management determined that impairment indicators existed for the third quarter of fiscal 2020. Accordingly, this determination required an interim assessment of the goodwill and other intangible assets for the home accessories segment. Based on this assessment, the company recorded a non-cash impairment charge of $11.2 million for goodwill and $2.4 million for certain indefinite-lived assets (trademarks and tradenames) associated with the home accessories segment. In accordance with ASC Topic 350, management will continue to assess whether impairment indicators exist each quarter, which could result in possible additional future write-downs in accordance with our policy.

Our strategic focus for the segment is to develop innovative bedding products and other home accessory items through our global manufacturing platform in coordination with all of Culp’s other divisions. We have worked hard to refine our strategy and drive improved results for this business. While it is taking longer than we expected to reach our initial projections, we are encouraged by recent opportunities with new online marketplaces and business-to-business sales channels. We also remain dedicated to improving our performance on Amazon, a principal sales channel for our legacy e-commerce business, despite the challenging sales environment created primarily as a result of many new sellers operating on this platform in violation of Amazon’s normal terms of services. In tandem with these strategies, we are continuing to develop new products featuring Culp mattress fabrics and upholstery fabrics that we plan to market through this new sales channel.

Our expectations for the fourth quarter and beyond assume the coronavirus outbreak does not have a greater than anticipated impact on the operations of our home accessories segment. We are not currently experiencing any significant delays or disruption as a result of the virus, and we also have alternative locations for production and sourcing, as needed. However, the potential impact of the coronavirus is difficult to estimate, and if conditions relating to the outbreak worsen, the impact on our employees, suppliers, distribution channels, consumers, and the global economy could adversely affect our operations and financial performance.

eLuxury

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) pursuant to which we acquired an 80% ownership interest in eLuxury, a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, and other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, as well as Amazon and other leading online retailers for specialty home goods.

This acquisition brought together eLuxury’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise with our global production, sourcing, and distribution capabilities.

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

Contingent Consideration

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

We are required to assess the fair value of this earn-out obligation each quarterly reporting period. Based on management’s assessment as of February 2, 2020, we determined it was necessary to adjust forecasted EBITDA as it relates to this earn-out obligation. This determination was based on the future outlook of our home accessories segment and its slower than expected business improvement, as well as updated assumptions on economic conditions in the e-commerce space, combined with the upcoming time frame for determining the amount associated with this contingent consideration arrangement. As a result of these factors, we recorded a reversal of $6.1 million for the full amount of our earn-out obligation during the third quarter of fiscal 2020.

Non-Controlling Interest

The Equity Agreement contains substantive profit-sharing arrangement provisions which explicitly state the ownership interests at the effective date of this business combination and the allocation of net income or loss between the company, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement states that at the effective date of this acquisition (June 22, 2018), we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, the Equity Agreement states that eLuxury’s net income or loss, future capital contributions, and equity distributions will be allocated at a percentage of 70% and 30% to the company and the noncontrolling interest holder, respectively.

Based on the terms of the Equity Agreement, we believe the related risks associated with the ownership interests are aligned and therefore, the total consideration of $18.1 million for the 80% controlling interest provides information for the equity value of eLuxury as a whole, and is useful in estimating the fair value of the 20% noncontrolling interest. In order to determine the carrying value of the noncontrolling interest in eLuxury, we applied the Hypothetical-Liquidation-At-Book-Value method (HLBV). HLBV is an approach that is used in practice to determine the carrying value of a noncontrolling interest if it is consistent with an existing profit-sharing arrangement such as the Equity Agreement. Therefore, the carrying amount of the noncontrolling interest of $253,000 at February 2, 2020, mostly represents its $4.6 million fair value determined at the acquisition date, minus its allocation of net losses which includes a charge for asset impairments of $4.1 million incurred during the third quarter of fiscal 2020, slightly offset by capital contributions totaling $360,000.

Other

Acquisition costs totaling $270,000 were included in selling, general, and administrative expenses in our Consolidated Statement of Net Income for the nine-month period ending January 27, 2019.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
Accounts receivable	$766	$402	$379
Inventory	3,566	3,105	3,296
Property, plant & equipment	1,728	1,985	1,910
Right of use assets	949	—	—
	$7,009	$5,492	$5,585

Refer to note 16 located in the notes to the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of February 2, 2020, accounts receivable did not vary by a material amount from levels at January 27, 2019, and April 28, 2019.

Inventory

As of February 2, 2020, inventory did not vary by a material amount from levels at January 27, 2019 and April 28, 2019.

Property, Plant, & Equipment

The $1.7 million at February 2, 2020, $2.0 million at January 27, 2019, and $1.9 million at April 28, 2019, represent property, plant, and equipment located in the U.S.

Right of Use Assets

As of February 2, 2020, our right of use assets balance mostly reflects the adoption of ASU No. 2016-02, Leases (Topic 842). See notes 2 and 19 located in the notes to the consolidated financial statements for further details. The $949,000 represents right of use assets located in the U.S.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	% Change
SG&A expenses	$9,952	$10,038	(0.9)%
Reversal of contingent consideration - earn-out obligation	6,081	—	100.0%
Interest expense	8	—	100.0%
Interest income	242	251	(3.6)%
Other expense	267	288	(7.3)%

	Nine Months Ended
(dollars in thousands)	February 2, 2020	January 27, 2019	% Change
SG&A expenses	$30,783	$28,174	9.3%
Reversal of contingent consideration - earn-out obligation	6,081	—	100.0%
Interest expense	47	38	23.7%
Interest income	732	552	32.6%
Other expense	441	688	(35.9)%

Selling, General and Administrative Expenses

The increase in selling, general, and administrative expenses during the first nine months of fiscal 2020, compared with the same period a year ago, is mostly due to the following:

•

Stock-based compensation expense was $831,000 during the first nine months of fiscal 2020, compared with $373,000 for the same period a year ago. This decrease in stock-based compensation expense during fiscal 2019 reflected change in estimate adjustments that were based on our assessment of the probability of whether certain pre-established targets would be met, and in turn, determine the number of performance-based restricted stock units expected to vest for awards outstanding. The change in estimate adjustments reflected our decrease in profitability during fiscal 2019 stemming from the rapid growth of low-priced mattress imports from China.

•	Higher selling expenses associated with our CLASS mattress cover operation that mostly reflect an increase in net sales that occurred during fiscal 2020.

Interest Expense

Interest expense reflects our historically low amount of borrowings outstanding. At February 2, 2020, our borrowings totaled $925,000 and related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

Interest Income

The increase in interest income reflects our current investment of excess cash held in U.S. money market funds, bond mutual funds, and investment grade U.S. corporate, foreign, and government bonds.

Other Expense

The decrease in other expense for the third quarter and the first nine months of fiscal 2020, compared with the same periods a year ago, is primarily due to more favorable foreign currency exchange rates associated with our China operations that were experienced during fiscal 2020 compared with fiscal 2019. Additionally, the decrease in other expense for the first nine months of fiscal 2020, compared with the same period a year ago, is also due to the realized loss of $94,000 from the sale of short-term investments (available-for-sale) that occurred during the first quarter of fiscal 2019.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.6 million, or 142.8% of income before income taxes, for the nine-month period ended February 2, 2020, compared with income tax expense of $3.4 million, or 32.5% of income before income taxes, for the nine-month period ended January 27, 2019. Our effective income tax rates for the nine-month periods ended February 2, 2020, and January 27, 2019, respectively, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Global Intangible Low Taxed Income Tax (GILTI)	58.2	2.6
Foreign income tax rate differential	35.7	10.1
Non-controlling interest income attributable to a consolidated partnership	21.0	—
Tax effects of Chinese foreign exchange gains	4.4	1.4
Change in estimate of U.S. valuation allowance	2.5	1.0
Stock-based compensation	1.2	0.7
Tax effects of the 2017 Tax Cuts and Jobs Act	—	(5.7)
Other	(1.2)	1.4
	142.8%	32.5%

The increase in our effective income tax rate reflects the significant decline in our projected annual consolidated taxable income, particularly in the U.S., and the mix of our consolidated taxable income that is earned by our foreign corporations located in China and Canada that have higher income tax rates in relation to the U.S. This current mix of taxable income has led to a significant increase in our effective income tax rate that is associated with our Global Intangible Low Tax Income (GILTI) tax, which represents a U.S. income tax on foreign earnings. Additionally, our effective income tax rate significantly increased due to the income tax effects of our asset impairments associated with our home accessories segment incurred during the third quarter that were attributable to our non-controlling interest.

The U.S. Treasury Department and Internal Revenue Service have issued newly proposed regulations that, if enacted, and if enacted as proposed, could provide us with some relief from the GILTI Tax under the proposed GILTI High-Tax exception, subject to the timing of enactment. Additionally, if the U.S. Treasury Department and Internal Revenue Service decide that the GILTI High-Tax exception election will apply retroactively, this could provide us with additional relief beyond the currently proposed regulations. The proposed GILTI High-Tax exception election is not currently available, and any determination with respect to retroactivity will not be known, until the proposed regulations are finalized and effective. There is no guarantee that the proposed regulations will be enacted, or that there won’t be changes to the final regulations that would reduce or eliminate the relief we would otherwise benefit from under the proposed regulations.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of February 2, 2020, January 27, 2019, and April 28, 2019, respectively.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of February 2, 2020, January 27, 2019, and April 28, 2019, respectively.

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

Refer to note 17 located in the notes to the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of February 2, 2020, January 27, 2019, and April 28, 2019, respectively.

Income Taxes Paid

Our income tax payments totaled $4.5 million during the first nine months of fiscal 2020 compared with $6.2 million during the same period a year ago. Our income tax payments were mostly associated with our foreign subsidiaries located in Canada and China. Income taxes incurred in the U.S. on a cash basis for fiscal 2020 are expected to be minimal due to the projected utilization of our U.S. Federal net operating loss carryforwards and immediate expensing of U.S. capital expenditures.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available-for-sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investments (available-for-sale) totaling $29.5 million at February 2, 2020, cash flow from operations, and the current availability ($30.8 million at February 2, 2020) under our revolving credit lines are sufficient to fund our foreseeable business needs, contractual obligations, and potential acquisitions.

At February 2, 2020, our cash and investments (which comprise cash and cash equivalents, short-term investments (available-for-sale), and short-term and long-term investments (held-to-maturity)) totaled $34.8 million, compared with $45.0 million at April 28, 2019. This decrease from the end of fiscal 2019 was primarily due to net cash used in operating activities totaling $519,000, $4.5 million returned to shareholders in the form of regular quarterly dividend payments and common stock share repurchases, $4.1 million for capital expenditures that were mostly associated with our mattress fabrics segment, and $1.5 million for additional purchase price payments on our recent acquisitions.

Our net cash used in operating activities was $519,000 for the first nine months of fiscal 2020, compared with net cash provided by operating activities of $8.1 million for the same period a year ago. This decrease was due primarily to the timing of payments in advance of Chinese New Year shutdowns and higher than expected inventories.

At February 2, 2020, our borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and the owner of its non-controlling interest.

Our cash and cash equivalents and short-term investments (available-for-sale) balance may be adversely affected by factors beyond our control, such as lower net sales due to weakening industry demand and delays in receipt of payment on accounts receivable.

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available-for-sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	February 2, 2020	January 27, 2019	April 28, 2019
United States	$28,030	$16,478	$33,079
China	5,363	8,412	9,670
Canada	1,412	1,456	2,196
Cayman Islands	42	13,616	64
	$34,847	$39,962	$45,009

During the third and fourth quarters of fiscal 2019, we experienced a significant shift of cash and investments held in the Cayman Islands to the U.S. This trend was mostly due to our strategy of taking advantage of the 2017 Tax Cuts and Jobs Act, which allows a U.S. corporation a 100% dividend received deduction on earnings and profits repatriated to the U.S. from foreign owned corporations.

At October 28, 2018 (the end of our second quarter of fiscal 2019), we had cash and investments totaling $26.7 million that mostly pertained to investment grade U.S. corporate bonds that were held in the Cayman Islands. As our U.S. corporate bonds matured, we repatriated almost all our earnings and profits residing in the Cayman Islands to our U.S parent company. As of the end of our first quarter of fiscal 2020, all our U.S. corporate bonds that resided in the Cayman Islands have matured and all the corresponding sales proceeds have been repatriated to the U.S. parent company.

Common Stock Repurchase Program

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. During the nine-month period ending February 2, 2020, we purchased 55,750 shares of our common stock at a cost of $728,000 pursuant to this authorization, all of which were purchased during the third quarter. As a result, at February 2, 2020, we had $4.3 million available for future repurchases of our common stock associated with the $5.0 million repurchase program approved by our board of directors on September 5, 2019.

On March 4, 2020, we announced that our board of directors approved an authorization to acquire up to $5.0 million of our common stock.

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

During the nine-month period ended January 27, 2019, we purchased 160,423 shares of common stock at a cost of $3.3 million. The 160,423 shares were purchased pursuant to a prior authorization approved by our board of directors on June 15, 2016.

Dividend Program

On March 4, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share that will be paid on April 15, 2020, to shareholders of record as of April 7, 2020.

During the nine-month period ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments of $0.10 per share to $0.105 per share. During the nine-month period ended January 27, 2019, dividend payments totaled $3.5 million, which represented quarterly dividend payments of $0.09 per share to $0.10 per share.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $61.8 million at February 2, 2020, compared with $52.6 million at January 27, 2019. Operating working capital turnover was 5.4 during the third quarter of fiscal 2020 compared with 6.0 during the third quarter of fiscal 2019.

Accounts Receivable

As of February 2, 2020, accounts receivable totaled $26.6 million, compared with $26.1 million at January 27, 2019. Although our net sales declined 6.8% during our third quarter of fiscal 2020 compared with the third quarter of fiscal 2019, we experienced a slight increase in accounts receivable. This increase resulted from a change in discount credit terms with key customers and fewer customers taking advantage of discounts that were associated with our mattress fabrics segment during fiscal 2020 as compared with fiscal 2019.

Days’ sales outstanding were 33 days during the third quarter of fiscal 2020 compared with 30 days during the third quarter of fiscal 2019.

Inventory

Inventories as of February 2, 2020, totaling $57.6 million, increased $2.2 million, or 3.9%, compared with inventories totaling $55.4 million at January 27, 2019. This increase is mostly due to inventory purchases associated with our mattress fabrics segment that were in excess of actual demand trends, which were lower than anticipated, partially offset by a reduction in inventory associated with our upholstery fabrics segment reflecting a 5.7% decrease in the net sales for this segment during the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.

Inventory turns were 4.1 during the third quarter of fiscal 2020 compared with 4.6 for the third quarter of fiscal 2019.

Accounts Payable

Accounts payable - trade as of February 2, 2020, totaling $21.8 million, decreased $6.6 million, or 23.1%, compared with $28.4 million at January 27, 2019. The decrease in accounts payable is mostly due to the timing of payments in advance of Chinese New Year shutdowns.

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

Our revolving credit agreements require us to maintain compliance with certain financial covenants as defined in the respective agreements. At February 2, 2020, we were in compliance with all our financial covenants.

At February 2, 2020, we had borrowings totaling $925,000 related to our subordinated loan payable between eLuxury and its minority owner.

Refer to note 12 located in the notes to the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $4.1 million for the nine-month period ending February 2, 2020, compared with $4.4 million (of which $1.4 million were vendor-financed) for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $5.9 million for the nine-month period ending February 2, 2020, compared with $6.1 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2020, we are projecting cash capital expenditures to be in the range of $6.0 million to $6.5 million. Depreciation expense is projected to be approximately $8.0 million in fiscal 2020. The estimated capital expenditures and depreciation expense for fiscal 2020 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business could cause changes in plans for capital expenditures and expectations related to depreciation expense.

Accounts Payable – Capital Expenditures

At February 2, 2020, we had total amounts due regarding capital expenditures totaling $177,000, pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $177,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

At February 2, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.3 million.

Critical Accounting Policies and Recent Accounting Developments

At February 2, 2020, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

Refer to notes 2 and 19 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2019.

Contractual Obligations

As of February 2, 2020, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2019.

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

At February 2, 2020, our U.S. revolving credit agreement and subordinated loan payable requires interest to be charged at a rate as a variable spread over LIBOR based on our ratio of debt to EBITDA as defined in the agreements. Our revolving credit line associated with our China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under our revolving credit lines at February 2, 2020. At February 2, 2020, we had outstanding borrowings of $925,000 associated with our subordinated loan payable between eLuxury and its minority owner.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at February 2, 2020, would not have had a significant impact on our results of operations or financial position.

ITEM 4.	CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 2, 2020, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended February 2, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended February 2, 2020. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2019 for the fiscal year ended April 28, 2019.

Item 1A.	Risk Factors

A detailed discussion of our risk factors is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed July 12, 2019 for the year ended April 28, 2019. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Our business, financial condition, and results of operation may be adversely affected by global public health epidemics, including the recent coronavirus outbreak.

Our business, financial condition, and results of operations may be adversely affected if a global public health epidemic, including the recent coronavirus outbreak in China and beyond, interferes with the ability of our employees, suppliers, distribution channels, or customers to conduct business or negatively affects consumer confidence or the global economy. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the coronavirus spread to other countries, including the United States, and efforts to contain the spread of coronavirus intensified. The outbreak and any preventative or protective actions that governments or our company may take with respect to the coronavirus may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping products in certain jurisdictions where they are sold, or reduced consumer demand. Any resulting financial impact cannot be estimated reasonably at this time, but may materially affect our business, financial condition, or results of operation. The extent to which the coronavirus affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the outbreak or treat its impact, among others.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 4, 2019 to December 8, 2019	—	—	—	$5,000,000
December 9, 2019 to January 5, 2020	—	—	—	$5,000,000
January 6, 2020 to February 2, 2020	55,750	13.05	55,750	$4,272,222
Total	55,750	13.05	55,750	$4,272,222

(1)

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of common stock. At February 2, 2020, the $4.3 million available for repurchases of our common stock was associated with such repurchase program.  On March 4, 2020, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of common stock.

Item 6.Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 13, 2020	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-4