Form 10-K
period 2020-05-03
CULP INC
filed 2020-07-17
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2020

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

As of May 3, 2020, 12,284,946 shares of common stock were outstanding.  As of November 3, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $183,200,423 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 30, 2020 are incorporated by reference into Part III of this Form 10-K.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely.  The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance.  In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results.  Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

PART 1

ITEM 1.  BUSINESS

As used in this document, the terms “Culp,” the “company,” “we,” “our,” and “us” refer to Culp, Inc., its consolidated subsidiaries, and its unconsolidated fifty percent owned joint venture, CLASS International Holdings, Ltd. (unless the context indicates another meaning). The term “common stock” means the common stock of Culp, Inc., par value $.05 per share. The terms “Read Window Products” and “Read” refer to our wholly owned subsidiary, Read Window Products, LLC. During the fourth quarter of fiscal 2020, the company sold its majority ownership interest in eLuxury, LLC (“eLuxury”), resulting in the elimination of the company’s home accessory segment at the time of such sale. Accordingly, the results of operations for this segment are excluded from the company’s continuing operations for the fiscal 2020 year and all prior periods of comparison, and the financial results are presented as a discontinued operation in the company’s consolidated financial statements. See Note 3 to the consolidated financial statements for further details.

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

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. Following the sale of our ownership interest in eLuxury during the fourth quarter of fiscal 2020, which resulted in the elimination of our home accessories segment, we now have two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating, as well as window treatment products and installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2020, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and a joint venture facility in Haiti. We also source fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey, with most all of these products made specifically for Culp and created by Culp designers. We also operate distribution centers in North Carolina, Canada, China, and Haiti to facilitate distribution of our fabric products, with additional distribution capabilities through strategic relationships in Vietnam.

Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is related primarily to the upholstery fabrics segment, where, following the closure of our manufacturing facility in Anderson, South Carolina, during the second quarter of fiscal 2019, substantially all of our sales now consist of fabrics produced in Asia. The mattress fabrics business remains mostly based in North America.

Total net sales in fiscal 2020 were $256.2 million. The mattress fabrics segment had net sales of $131.4 million (51% of total net sales), and the upholstery fabrics segment had net sales of $124.8 million (49% of total net sales). Sales declined materially in both business segments during fiscal 2020 compared to fiscal 2019 due primarily to the severe disruption from the COVID-19 pandemic, which significantly affected our operations late in the fiscal year. The impact of the pandemic began to materialize in the second half of March, with a rapid drop in demand as retail home furnishing stores closed and customers shut down or substantially limited their operations for several weeks. Prior to the COVID-19 outbreak, the mattress fabrics segment was also affected by the continued disruption relating to low-priced mattress imports that moved from China to other countries, which disrupted the domestic bedding industry and reduced demand for our mattress fabrics and sewn covers. In addition, during the first half of the year, the upholstery fabrics segment was affected by the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and associated tariffs.

Overall, Culp faced a difficult business environment during fiscal 2020, particularly with the significant disruption from the COVID-19 pandemic during the fourth quarter. This followed a year of challenging business conditions during fiscal 2019 as well, particularly for our mattress fabrics segment, due to the influx of low-priced mattress imports from China, as well as customer and retail disruption for certain of our core customers. Despite these challenges, both the mattress fabrics segment and upholstery fabrics segment have continued to execute our product-driven strategy and focus on innovation and design creativity. We have also continued building upon strategic initiatives and structural changes that were implemented over the last several years to consolidate and streamline operations, while adding capacity where necessary.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below, as well as in our “Management’s Discussion and Analysis” in Part II, Section 7 of this report.

Recent Developments

In December 2019, a novel COVID-19 virus was reported to have surfaced in Wuhan, China. In January 2020, the virus began to spread to other countries and in February, China extended its Chinese New Year holiday shutdowns for an additional week and implemented reopening measures to help reduce the spread of the virus. While our China facilities resumed operations in mid-February, some of our suppliers in China did not resume full operation until the beginning of March.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. This declaration, along with the continued spread of the disease to other countries, including the United States and other countries in which we operate, prompted federal, state, and local governments throughout the world to take a variety of actions to mitigate the spread of the virus, including travel restrictions, stay-at-home orders, temporary quarantines, restrictions on public gatherings, social distancing measures, mandated closures of non-essential businesses, occupancy limits, and other safety measures.

In mid-March, we experienced a rapid drop in demand as customers and retail home furnishings stores began closing or substantially limiting their operations. Due to government-mandated closure requirements near the end of March, we shut down our facilities in Canada and Haiti for several weeks.

In response to this significant disruption and economic uncertainty, we took several proactive measures to maintain liquidity during the crisis. On March 27, 2020, we amended our existing domestic revolving credit facility to increase the borrowing limit to $30 million, decrease the minimum liquidity level, and extend the expiration date to August 15, 2022. We also drew down a total of $31 million under our domestic and China credit facilities as a precautionary measure to increase financial flexibility.

On March 31, 2020, we completed the strategic sale of our majority interest in eLuxury, an online retailer of bedding accessories and home goods that we acquired on June 22, 2018. This investment, which was reported under our now-discontinued home accessories segment, provided a new sales channel and an expanded addressable market for finished products. Prior to the COVID-19 pandemic, we were focused on expanding eLuxury’s sales channels to reach business retailers and new online marketplaces. However, due to the unprecedented market conditions and uncertainty arising from the outbreak, we sold our ownership interest in eLuxury to its minority owner in order to focus on our core mattress and upholstery fabrics business segments and increase liquidity during the tumultuous environment. We expect to maintain a strong working relationship with eLuxury going forward through supply and royalty arrangements designed to preserve an additional sales channel for our core products and support eLuxury’s ongoing business-to-business growth strategy.

Also in response to the COVID-19 pandemic, we implemented a number of measures to manage our liquidity and reduce costs, including, among other things, repurposing a portion of our available operations to produce face masks, bedding covers, and fabrics for healthcare operations and consumer health; reducing operating costs by implementing temporary salary reductions, making workforce adjustments to align with demand, suspending merit pay increases, and eliminating the cash compensation paid to our board of directors; aggressively reducing expenses, capital expenditures, and discretionary spending; working with our vendors and landlords to negotiate temporary terms; and temporarily suspending our share repurchase program. In addition, we have taken steps to help mitigate the risk of COVID-19 to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, instituting temperature checks, adhering to social distancing protocols, suspending non-essential travel, restricting visitors, and providing remote work opportunities where possible.

Together, these actions have helped us mitigate the financial impact of lower industry demand and shutdowns as a result of the COVID-19 pandemic during the fourth quarter of fiscal 2020. While the ongoing effects and duration of the pandemic remain unknown, we are encouraged by improving business conditions and a better-than-expected increase in demand as customers and retail stores have started to reopen in the first quarter of fiscal 2021.

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

Culp maintains an internet website at www.culp.com. We will make this annual report and our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge on our internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of any materials we file or furnish with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The information included on our website is not incorporated by reference into this annual report or any other reports we file with, or furnish to, the SEC.

Segments

Following the sale of our ownership interest in eLuxury on March 31, 2020, which resulted in the elimination of our home accessories segment, our two continuing operating segments are mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2020		Fiscal 2019		Fiscal 2018
Mattress Fabrics	$131.4	51%	$145.7	52%	$192.6	60%
Upholstery Fabrics
Non-U.S.-Produced	113.6	45%	121.8	43%	$122.6	38%
U.S.-Produced	11.1	4%	13.8	5%	$8.5	2%
Total Upholstery	124.8	49%	135.6	48%	$131.1	40%
Total company	$256.2	100%	$281.3	100%	$323.7	100%

Additional financial information about our operating segments can be found in Note 21 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. The division also sources products internally from Culp China, which is operated by our upholstery fabrics division, as well as from a supplier in Turkey, based on our own designs and production schedule. Additionally, Culp Home Fashions has a joint venture mattress cover facility in Haiti and utilizes our Culp China platform for the production of sewn mattress covers. Knitted fabrics are produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is now produced solely at the St. Jerome facility following consolidation of our weaving operations during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities now offer finished goods distribution capabilities, and the Stokesdale plant continues to house the division offices.

Culp Home Fashions had capital expenditures totaling $71 million during the past ten years, with especially high spending levels during fiscal 2015 through fiscal 2018.  These expenditures provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business, while also allowing us to maintain our leading-edge technology through modernization and expansion projects. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and a much-improved U.S. platform for warehousing and distribution, along with a new distribution facility in Canada.

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

Our sewn mattress cover operation, established during fiscal 2013 and owned by Culp, has a manufacturing plant in High Point, North Carolina. This facility is leased by the company, and its operation involves a limited capital investment in equipment. The business participates in a joint marketing arrangement for the production and marketing of sewn mattress covers with A. Lava & Son Co. of Chicago, a leading provider of mattress covers. The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS). In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with A Lava to construct a second location for our CLASS operations in Haiti, and that joint-venture facility began production of mattress covers for CLASS during the second quarter of fiscal 2018. We commenced an expansion of this Haiti facility during the fourth quarter of fiscal 2020, which is expected to be completed during the second quarter of fiscal 2021 and will provide additional capacity and enhance our ability to produce sewn covers. We also utilize our Culp China platform, operated by our upholstery fabrics division, to manufacture sewn mattress covers for CLASS and to source sewn covers from third-party suppliers in Asia. These three manufacturing locations in North Carolina, Haiti, and China give us repetitive production capabilities and allow us greater flexibility in meeting demand for mattress covers from bedding producers.

As noted above, fiscal 2018 marked the completion of several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing. In fiscal 2019, we continued these initiatives by consolidating our weaving operations to one facility, our plant in Quebec, Canada, and expanding production of our CLASS sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market. Additionally, we continued to expand our design capabilities in fiscal 2019, launching new software and a library system for cataloguing our products to drive marketing and enhance innovation. In fiscal 2020, we further enhanced our design and innovation platform by establishing a dedicated innovation team to develop and offer the latest technologies and forward-looking products, expanding our creative team to complement our innovation strategy, and releasing a new digital library, design simulations, and 3D image rendering capabilities to showcase our designs and marketing tools. We were able to leverage these new technologies during the fourth quarter of fiscal 2020, in the face of COVID-19-related travel restrictions and cancelled tradeshows, to continue showcasing our products and support our customers through virtual design collaboration.

After eight consecutive years of growth, sales declined in fiscal 2019 and fiscal 2020. The decline in fiscal 2019 was mainly attributable to the acceleration of low-priced mattress imports from China towards the end of fiscal 2018 and through the first three quarters of fiscal 2019, together with the increased acceptance by consumers of roll-packed/boxed bedding delivered through major online e-commerce channels. This disrupted the U.S. bedding industry and resulted in a decline in sales for domestic bedding manufacturers, which affected our business as a supplier to those manufacturers. Fiscal 2019 was also affected by major customer and retail disruption for certain of our core customers. The decline in fiscal 2020 was primarily due to the significant disruption from the COVID-19 pandemic during the fourth quarter, which has traditionally experienced higher sales for the mattress fabrics segment due to early spring seasonality trends. We experienced a rapid drop in demand beginning in mid-March, as customers and retail mattress stores began closing or substantially limiting their operations. Due to the government-mandated closure requirements near the end of March, we shut down our facilities in Canada and Haiti for several weeks. At the same time, we responded to these challenging conditions by reducing production schedules and furloughing workers to align with the severely reduced demand, while aggressively cutting costs, delaying non-essential capital expenditures, and reducing inventory. We also repurposed a portion of our available operations to produce face masks, bedding covers, and fabrics for healthcare operations and consumer health. This allowed us to support much-needed relief efforts as an essential business and keep as many workers as possible employed.

Prior to the COVID-19 outbreak, our results for fiscal 2020 were also affected by continued disruption in the domestic mattress industry relating to low-priced mattress imports that moved from China to other countries. We believe our global platform for fabric and covers in Haiti and Asia has us well positioned to capture market share with imported mattresses if and when business conditions normalize from the effects of the COVID-19 pandemic. We are also encouraged by the recent anti-dumping duty petitions filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce against seven countries for engaging in unfair trade practices relating to low-priced mattress imports, as well as the ITC’s preliminary determination allowing these petitions to move forward.  If successful, we believe the proposed relief being sought will benefit the domestic mattress industry.

Despite the challenging market conditions during fiscal 2019 and 2020, we believe our success over the longer term is due to our focus on creative designs and product innovation, service and delivery performance, and our flexible, global platform that allows us to meet changing customer demands.

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

Following the closure of our manufacturing facility in Anderson, South Carolina, during the second quarter of fiscal 2019, this segment currently operates two manufacturing facilities in Shanghai, China. We market cut and sewn fabric kits produced in these locations, as well as a variety of upholstery fabrics and cut and sewn kits sourced from third party producers, mostly in China and Vietnam. Following the closure of our SC facility, sales of non-U.S. produced upholstery accounted for substantially all of our upholstery fabric sales. Our China facilities in Shanghai include production of cut and sewn “kits” made to specifications of furniture manufacturing customers using sourced fabrics, as well as design, finishing, warehousing, quality control, and inspection operations. We continue to expand our marketing efforts to sell our upholstery fabrics products in countries other than the U.S., including the Chinese local market. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our facility in Knoxville, Tennessee.

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

After six consecutive years of sales growth, sales declined in fiscal 2016 and 2017, mainly as a result of a weaker demand environment for upholstered furniture, before increasing by 10% in fiscal 2018 and 3.5% in fiscal 2019. However, sales declined in fiscal 2020 due to the severe disruption from the COVID-19 pandemic during the fourth quarter, which began with limited disruption from government-mandated closure requirements in China and re-opening protocols that affected the start-up of some of our China suppliers during the month of February, as well as the more significant widespread disruption from the shutdowns of our customers and home furnishings retail stores in the U.S. beginning in mid-March. Prior to this disruption, we were experiencing a solid year of annual sales, despite the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and associated tariffs during the first half of the year. Our line of LiveSmart® performance fabrics remained popular with both existing and new residential furniture customers, and our new LiveSmart Evolve™ line of sustainability fabrics, which features the use of recycled fibers along with the same stain-resistant performance, continued to be well received. We also experienced continued growth in our hospitality business during the year, including a meaningful contribution from Read Window Products. We believe our success over the longer term is due largely to a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.

Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences. In recent years, we have implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market. One result of these efforts was the acquisition of Read Window Products at the end of fiscal 2018, representing a significant expansion of our production capabilities in the hospitality market, along with the addition of window treatment installation services.

Overview of Industry and Markets

Culp markets products primarily to manufacturers and hospitality customers in three principal markets. The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components) and bedding accessory products. The upholstery fabrics segment primarily supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furniture, fabrics, and window treatments market includes fabrics and window treatment products used in the hospitality industry (primarily hotels and motels); fabrics used for upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, as well as commercial textile wall coverings; and window treatments for commercial application. The principal industries into which the company sells products – the bedding industry and residential and commercial furniture industry – are described in more detail below. Currently, a great majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations. Until recently, the U.S. bedding industry has largely remained a North American-based business, with limited competition from imports. This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition. Imports of bedding into the U.S. had been increasing gradually in recent years, but this trend significantly accelerated over the past three years, especially for lower-priced bedding. During fiscal 2018 and 2019, China accounted for the largest share of the imported units, but the level of mattress imports entering the U.S. from China began to substantially decline beginning in the fourth quarter of fiscal 2019 in connection with punitive anti-dumping duties imposed by the U.S. Department of Commerce. However, the level of mattress imports from other countries, including Vietnam, Cambodia, Indonesia, Thailand, and Turkey, among others, significantly increased during fiscal 2020 as imports from China declined. The result of the increase in imports over the past three years has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers to those manufacturers, including Culp.

As a result of the continued significant influx of low-priced imports that moved from China to other countries, anti-dumping duty petitions were filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce in March of 2020 against seven countries, including Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, for engaging in unfair trade practices relating to low-priced mattress imports. A countervailing duty petition was also filed against mattresses imported from China. On May 14, 2020, the ITC issued a preliminary determination finding a reasonable indication that the U.S. mattress industry had been materially injured by unfairly traded mattress imports from these countries, and the ITC allowed these petitions to move forward. If successful, we believe the proposed relief being sought under these petitions will benefit the domestic mattress industry and, in turn, our business.

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

Overview of Residential and Commercial Furniture Industry

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to variations in the general economy, including the current and evolving negative economic impact of the COVID-19 pandemic. Because purchases of furniture and bedding products are discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings.

Sales of residential and commercial furniture are affected by variations in the global economy, including economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects. These market conditions, as well as the pace of recovery from these conditions, have been uneven in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses.

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

Additionally, with the ongoing global trade dispute between the U.S. and China, including the imposition of tariffs during fiscal 2019 and the possibility for additional tariffs on China imports, some customers began altering their supply chains away from China in late fiscal 2019, and this trend continued in fiscal 2020.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are our two identified operating segments. These fabrics are sold in roll form and as sewn mattress covers by the mattress fabrics segment, and in roll form and as cut and sewn kits by the upholstery fabrics segment.  Additionally, with the acquisition of Read Window Products, our upholstery segment products also include window treatments and related products.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 51% of our total net sales for fiscal 2020, compared with 52% for fiscal 2019.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 49% of our sales for fiscal 2020, compared with 48% of for fiscal 2019. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $12.00 per yard.

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

With the acquisition of Read Window Products at the end of fiscal 2018, the upholstery fabrics business also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries.  These products include roller & solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in North Carolina, one in St. Jerome, Quebec, Canada and a joint venture facility in Haiti.  Over the past ten fiscal years, we made capital expenditures of approximately $71 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Knitted fabrics are produced at both our Stokesdale facility and our St. Jerome plant, while production of jacquard mattress fabrics was consolidated into the St. Jerome facility during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, with the St. Jerome plant providing additional capacity and a second location for these processes, along with distribution capabilities. We produce sewn mattress covers at our manufacturing facility in High Point, North Carolina, at our joint venture facility in Haiti, and at the manufacturing facilities of our Culp China platform in China. Our sewn cover operation participates in a joint marketing arrangement for the production and marketing of sewn mattress covers with A. Lava & Son Co. of Chicago, a leading provider of mattress covers. This marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS). Our High Point facility for production of sewn covers is a leased space with limited capital investment in equipment. In fiscal 2017, we entered into a 50/50 joint venture with A. Lava to construct a second location for our CLASS operations in Haiti, and this joint venture facility began production of mattress covers for CLASS during the second quarter of fiscal 2018. We commenced an expansion of this Haiti facility during the fourth quarter of fiscal 2020, which is expected to be completed during the second quarter of fiscal 2021 and will provide additional capacity and enhance our ability to produce sewn covers. Additionally, we utilize the company’s Culp China platform, operated by our upholstery fabrics division, to manufacture sewn mattress covers. These three manufacturing locations give us repetitive production capabilities and allow us greater flexibility in meeting demand for mattress covers from bedding producers.

In addition to the mattress fabrics and sewn covers manufactured by Culp, we have important supply arrangements in place that allow us to source mattress fabric and sewn covers from strategic suppliers. We source some Culp-designed knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform. We also source Culp-designed sewn mattress covers from a strategic supply relationship in Vietnam. Additionally, we source a portion of our woven jacquard fabric and knitted fabric, which is obtained from a supplier located in Turkey, based on designs and a production schedule created by Culp.

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

Product Design and Styling

Consumer tastes and preferences related to bedding, upholstered furniture, and window treatment products change over time. The use of new fabrics and creative designs remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, and textures. Culp’s success is largely dependent on our ability to market fabrics and products with appealing designs and patterns. The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally.

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. We invest significant resources to stay ahead of current design trends, including maintaining a trained and active design and innovation staff, investing in research and development activities such as participation in international design shows, and implementing systems for creating, cataloguing, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are drawn to the mattress that is the most visually appealing when walking into a retail showroom, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

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

Distribution

Mattress Fabrics Segment

Most of our mattress fabrics shipments originate from our facilities in Stokesdale, North Carolina, and we have additional distribution capabilities in Canada, China, and Haiti. Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

Most of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China, and we have additional distribution capabilities in Vietnam. In addition to “make to order” distribution, an inventory of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” We also have distribution capabilities for our “Culp Express” program to local customers in Canada through our mattress fabrics distribution facility in Quebec, Canada. Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly from our manufacturing facility in Knoxville, Tennessee to the job installation site.

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

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures. Prior to closure of the Anderson, South Carolina, facility during the second quarter of fiscal 2019, this segment purchased synthetic yarns (polyester, acrylic, rayon, and polypropylene), latex adhesives, dyes, and other chemicals from various suppliers. Following the closure, we ceased purchases of synthetic yarns and dyes, although these raw materials remain important to our suppliers of finished and unfinished fabrics.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our raw material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. From fiscal 2015 and continuing into fiscal 2018, our profitability was aided by lower raw material prices due to lower oil prices, among other factors. Later in fiscal 2018, we began to experience higher raw material prices. We had a significant escalation of polyester prices due to a global shortage of certain components during the second and third quarters of fiscal 2019, after which these prices stabilized and returned to pre-escalation levels. Our raw material costs were lower in fiscal 2020 compared to the prior year. As we begin fiscal 2021, we expect the impact of the COVID-19 pandemic will result in raw material prices that are flat or slightly down in the short term, but prices may gradually increase as market conditions normalize.

Seasonality

Overall, we believe demand for our products depends upon consumer demand for furniture and bedding products, which reflects sensitivity to overall economic conditions, including consumer confidence, unemployment rates, and housing market conditions. During the fourth quarter of fiscal 2020, the bedding and furniture industries, including manufacturers and retail stores, were adversely impacted by closures/restricted operations, supply chain disruption, and economic uncertainty due to the COVID-19 global pandemic. This impact is not reflective of any seasonal trends in the bedding or furniture industries and is not an indicator that seasonal trends are changing for our business segments.

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business today is less seasonal than it once was. In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the U.S. during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas. This effect has become much less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the U.S. The timing of the Chinese National Holiday in October and, to a larger extent, the Chinese New Year (which occurs in January or February each year) now have a more significant impact on upholstery sales than the U.S. holiday periods, often causing sales to be higher in advance of these Chinese holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric competitors are BekaertDeslee Textiles, Global Textile Alliance, and several smaller companies producing knitted fabrics, sewn covers, and other fabric. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics by replacing potential sales of our products to those customers.

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

Employees

As of May 3, 2020, we had 1,399 employees, compared to 1,387 at April 28, 2019. Overall, our total number of employees has increased over the past five years primarily due to the growth in our mattress fabrics segment. The decrease in the number of employees in our upholstery fabrics segment in fiscal 2020, as compared to fiscal 2019, is associated with the transition of some of our China cut and sew production to our strategic supplier in Vietnam, while the decrease in the number of employees in fiscal 2019 as compared to fiscal 2018 is attributed to the closure of our Anderson, South Carolina, facility during the second quarter of fiscal 2019.

The hourly employees at our manufacturing facility in Canada (approximately 12% of the company’s workforce) are represented by a local, unaffiliated union. Although the collective bargaining agreement for these employees expired on February 1, 2020, we continue to operate under the terms of this agreement while negotiations are underway for a new agreement. Negotiations have been delayed in connection with disruption from the COVID-19 pandemic but are expected to resume during the first quarter of fiscal 2021. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years and excludes the effect of employees associated with discontinued operations.

	Number of Employees
	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
Mattress Fabrics Segment
United States	422	496	522	593	507
Canada	205	199	207	200	175
Haiti (1)	322	217	118	—	—
Total Mattress Fabrics Segment	949	912	847	793	682
Upholstery Fabrics Segment
United States	115	112	158	122	110
China	304	330	353	380	397
Total Upholstery Fabrics Segment	419	442	511	502	507
Total Shared Services (2)	31	33	30	30	28
Total	1,399	1,387	1,388	1,325	1,217

(1)

Employees reported within the Haiti location are affiliated with our unconsolidated fifty percent owned joint venture, CLASS International Holdings, Ltd., which commenced production in the second quarter of fiscal 2018.

(2)

The compensation and related benefit costs associated with employees reported within shared services is allocated between our mattress fabrics segment, upholstery fabrics segment, and unallocated corporate.

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), Corsicana Bedding, and Casper. Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 13% of the company’s overall sales in fiscal 2020. These sales include sales to customers who are also subcontractors for Serta Simmons Holdings, LLC. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Franklin Fusion, Kuka, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HNI Corporation and Wyndham Destinations. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 12% of the company’s consolidated sales in fiscal 2020.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2020		Fiscal 2019		Fiscal 2018
United States	$189,073	73.8%	$209,089	74.3%	$249,529	77.1%
North America (Excluding USA) (1)	27,637	10.8%	29,247	10.4%	27,844	8.6%
Far East and Asia(2)	36,470	14.2%	39,277	14.0%	40,671	12.6%
All other areas	2,986	1.2%	3,712	1.3%	5,681	1.8%
Subtotal (International)	$67,093	26.2%	$72,236	25.7%	$74,196	22.9%
Total	$256,166	100.0%	$281,325	100.0%	$323,725	100.0%

(1)	Of this amount, $21.7 million, $22.5 million, and $21.9 million are attributable to shipments to Mexico in fiscal 2020, 2019, and 2018, respectively.
(2)	Of this amount, $21.4 million, $29.8 million, and $32.6 million are attributable to shipments to China in fiscal 2020, 2019, and 2018, respectively.

Sales are attributed to individual countries based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 21 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for the mattress fabric segment is not a reliable predictor of future shipments because the majority of sales for the mattress fabrics segment are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On May 3, 2020, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 8, 2020 was $10.6 million, compared with $10.7 million as of the end of fiscal 2019 (for confirmed shipping dates prior to June 3, 2019). However, due to the disruption relating to the COVID-19 pandemic during the fourth quarter of fiscal 2020, many customers delayed shipments that were included in the backlog for the fiscal 2020 year, but there were only minimal cancellations of orders.

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

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties. In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may materially adversely affect our business, financial condition or results of operations in future periods.

Macroeconomic, Market, and Strategic Risks

The ongoing global COVID-19 pandemic has significantly and adversely affected, and may continue to adversely affect, our business, financial position, results of operations, and cash flows.

The global spread of COVID-19 in recent months has negatively affected the global and U.S. economy, severely disrupted global supply chains, and created significant volatility and disruption in financial markets, all of which have negatively affected, and continue to negatively affect, the bedding and home furnishings industries, our customers and suppliers, and our business. Many countries, including the countries in which we operate, as well as state and local governmental authorities, have taken various actions to mitigate the spread of COVID-19, including travel restrictions, stay-at-home orders, restrictions on public gatherings, social distancing measures, mandated closures of non-essential businesses, occupancy limits, and other safety measures.

Due to government-mandated closure requirements near the end of March 2020, we shut down our facilities in Canada and Haiti for several weeks. At the same time, we experienced a rapid decline in demand as customers and retail stores began closing or substantially limiting their operations. We took a number of measures in response to the increasingly challenging market conditions, including, among other things, repurposing a portion of our available operations to produce face masks, bedding covers, and fabrics for healthcare operations and consumer health; reducing operating costs by implementing temporary salary reductions, making workforce adjustments to align with demand, suspending merit pay increases, and eliminating the cash compensation paid to our board of directors; aggressively reducing expenses, capital expenditures, and discretionary spending, and working with our vendors and landlords to negotiate temporary terms. We have also taken steps to mitigate the risk of COVID-19 to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, instituting temperature checks, adhering to social distancing protocols, suspending non-essential travel, restricting visitors, and providing remote work opportunities where possible.

The ongoing COVID-19 pandemic and any additional preventative or protective actions that governmental authorities or we may take in response to the pandemic may continue to have a material adverse effect on our business or the business of our customers, suppliers, or distribution channels, including additional business shutdowns, reduced operations, restrictions on shipping or installing products, reduced consumer demand, or the ability of our customers to make payments. In addition, preparing for and responding to the ongoing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize the health and safety of our employees and customers, cause us to reduce, delay, alter, or abandon strategic initiatives that may otherwise increase our long-term value, and otherwise continue to disrupt our business operations.  Also, while we believe the employee-safety measures we have implemented or others we may take in the future are temporary, they may continue until after the pandemic is contained and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related to internal controls and cybersecurity. Furthermore, these safety measures may not be successful in preventing the spread of the virus among our employees and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any of these claims, even if without merit, could result in costly litigation or further divert management's attention and resources.

The ongoing impact of the COVID-19 pandemic continues to evolve rapidly and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, and the short- and long-term disruption to the global economy, consumer confidence, unemployment, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our business or on our future financial or operational results; however, the disruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows over time. Furthermore, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A – Risk Factors, any of which could have a material adverse effect on our operations.

In addition, if in the future there is an outbreak of another highly infectious disease or other health concern or epidemic, we may be subject to similar risks as those currently posed by COVID-19.

Continued economic uncertainty could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to variations in the general economy, including the current and evolving negative economic impact of the COVID-19 pandemic. Because purchases of furniture and bedding products are discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings.  Continued economic uncertainty has caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.  If these conditions persist, including as a result of ongoing economic uncertainty in connection with the COVID-19 pandemic, our business will be negatively affected.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

Our operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism, any one of which could adversely affect our business and results of operations.

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest of instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism. Any of these risks could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels, which could make servicing our customers more difficult and could reduce our sales, earnings, or both in the future.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has compiled a list of products under consideration for potential tariffs on imports from many countries, including China, where a significant amount of our products are produced. Certain tariffs have been imposed, and negotiations continue regarding possible additional tariffs and other categories of products subject to the already-imposed tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

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

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, which we believe has already started to occur, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. Also, if supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, and if illegal transshipments are not monitored and enforcement is not effective to limit them, these shipments could have a material adverse effect on the company’s business, financial condition, results of operations or cash flows. During fiscal 2020, the U.S. mattress industry was affected by continued disruption relating to low-priced mattress imports that moved from China to other countries, which affected demand for our products. Recent anti-dumping duty petitions have been filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce against seven of these countries for engaging in unfair trade practices relating to low-priced mattress imports, and the ITC has reached a preliminary determination allowing these petitions to move forward. However, these petitions may be unsuccessful, or if successful, supply chains could then move out of the affected countries to other countries without anti-dumping duties and continue supplying low-priced imports in violation of U.S. trade laws.

Finally, geo-political pressures associated with the COVID-19 pandemic may also introduce uncertainty into many markets, including with respect to tariffs and freight.

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We rely significantly on operations in distant locations, especially China, and in addition we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey. At the same time, with the closure of our Anderson, South Carolina plant during the first half of fiscal 2019, our domestic manufacturing capacity for the upholstery fabrics segment continues to decline. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, tariffs, shipping rates, potential political unrest and instability, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics from a limited number of strategic suppliers in China, and we operate two upholstery manufacturing facilities and one inspection facility in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation.  Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China.  The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties or tariffs on Chinese imports, may adversely affect our business, and geo-political pressures associated with the COVID-19 pandemic may also introduce additional uncertainty, including with respect to tariffs and freight. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

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

As a result of our impairment assessment conduced during the third quarter of fiscal 2020 and our annual impairment assessment conducted during the fourth quarter of fiscal 2020, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during the fiscal 2020 year. Of the total $33.9 million asset impairment charges, $27.2 million and $6.7 million pertained to goodwill and tradenames, respectively. Due to the asset impairment charge of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of May 3, 2020. See notes 8 and 9 located in the notes to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

During fiscal 2019, we closed our Anderson, South Carolina upholstery fabrics facility due to the continued decline in demand for the products manufactured at this facility, reflecting change in consumer style preferences. As a result of this plant closure, were recorded inventory markdowns totaling $1.6 million, which were mostly offset by a gain on the sale of property, plant, and equipment of $1.5 million.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect earnings. Although our raw material costs were lower in fiscal 2020 compared to the prior year, higher raw material prices in the future would result in downward pressure on our profit margins and earnings.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 13% of consolidated net sales in fiscal 2020. These include sales to customers who are also subcontractors for Serta Simmons Holding, LLC. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2020, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Additionally, as a result of the COVID-19 pandemic during the fourth quarter of fiscal 2020, some customers experienced cash flow challenges and requested extended payment terms. If the negative economic impact of COVID-19 continues or if a similar pandemic or another major, unexpected event with negative economic effects occurs, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

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

We increasingly rely on technology systems and infrastructure. Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including internet selling, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks, including phishing attempts, that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Failures of technology or related systems, or an improper release of confidential information, could damage our business or subject us to unexpected liabilities. Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach resulting in the unauthorized release of confidential information with the cost to protect us against such a breach, and we have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry.

In addition, due to the COVID-19 pandemic, we have permitted certain employees to work from home in order to limit the number of people at our facilities. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that more employees are working remotely, and we cannot be certain that our mitigation efforts will be effective.

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market.

If we cannot successfully recruit and retain key employees and skilled workers or if we experience the unexpected loss of those employees, our operations may be negatively affected. A shortage of qualified personnel may require us to enhance our compensation in order to compete effectively in the hiring and retention of qualified employees.

In addition, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. COVID-19 may also increase the risk that certain senior management executives or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in proximity could also become ill simultaneously, which could result in the same department having extended absences. This could negatively affect the efficiency and effectiveness of processes and internal controls throughout the company.

Where possible, we have permitted work-from-home arrangements for certain employees in order to limit the number of people at our facilities due to the COVID-19 pandemic. The effects of stay-at-home orders and our work-from-home policies may negatively affect productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Our intellectual property rights may not prevent others from using our copyrights or trademarks in connection with the sale of competitive products. We may be subject to claims that our products or trademarks infringe intellectual property rights of others.

We currently hold, or have registration applications pending for, numerous trademarks and copyrights for various product and trade names, logos, and fabric designs in the United States and certain foreign countries.  We view such intellectual property, along with any unregistered copyrights, trademarks, service marks, trade names, domain names, trade dress, trade secrets, and proprietary technologies, as an important part of our business. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar or competitive with our fabric designs or other products, and may be costly and time-consuming to protect and enforce. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property, we may be unable to prevent other companies from using our fabric designs or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

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

Acquisitions have been and may continue to be an important element of our business strategy. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability, and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including difficulties integrating acquired operations, technology, personnel, and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost-savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses; and potential loss of key management employees of the acquired business. In addition, internal control over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demand on our management, operational resources, and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service, or product could also have a material adverse effect on our reputation and business.

We may require funding from external sources, which may not be available at the levels we require or may cost more than we expect. As a result, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. In March 2020, in order to increase balance sheet flexibility during the COVID-19 crisis, we proactively drew down $29.8 million under our $30 million domestic revolving credit facility, as well as an additional $1 million under our $5 million China credit facility. We subsequently repaid these borrowings in full in June of 2020 based on improving business conditions. We believe our available cash, cash equivalents, and cash flow from operations will be enough to finance our operations and expected capital requirements for at least the next 12 months. However, if we experience a sustained decline in revenue relating to the COVID-19 pandemic, there may be periods in which we may require additional external funding to support our operations.

As of July 17, 2020, we had approximately $35 million in combined total borrowing availability under our domestic credit facility and our China credit facility. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, outstanding amounts under the credit facility may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. Our domestic revolving credit facility, which expires August 15, 2022, uses LIBOR as the benchmark for setting the interest rate thereunder. In March of 2020, we amended this credit facility to, among other things, address a phase out of LIBOR by providing for an alternative benchmark. We cannot predict the effect of the use of this alternative benchmark, but our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

Legal and Regulatory Risks

We are subject to litigation and environmental regulations that could adversely affect our sales and earnings.

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

We must comply with many governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, quotas and other regulations, are continually changing. Environmental laws, labor laws, tax regulations, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in High Point, North Carolina. As of the end of fiscal 2020 (May 3, 2020), we leased our corporate headquarters and owned or leased fourteen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	2034

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163	Owned
Stokesdale, North Carolina	Distribution center	220,222	Owned
High Point, North Carolina	Manufacturing	63,522	(2)
High Point, North Carolina	Warehouse and offices	65,886	2023
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
Ouanaminthe, Haiti (3)	Manufacturing	80,000	2025

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	2028
Burlington, North Carolina	Design center	13,750	2026
Knoxville, Tennessee	Manufacturing and offices	37,700	2033
Shanghai, China	Manufacturing, warehouse, offices	68,677	2021
Shanghai, China	Manufacturing, warehouse, offices	89,857	2024
Shanghai, China	Warehouse and offices	89,861	2021
Shanghai, China	Warehouse	64,583	2024
Shanghai, China	Warehouse	48,610	2021

(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.
(3)	This leased facility pertains to our 50% owned joint venture associated with Class International Holdings, Ltd (See Note 10 of the consolidated financial statements for further details).

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

Computershare

P.O. Box 505000

Louisville, KY 40233

Overnight correspondence should be sent to:

Computershare

462 South 4th Street, Suite 1600

Louisville, KY 40202

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Prior to July 13, 2017, Culp, Inc. common stock was traded on the New York Stock Exchange (NYSE) under the symbol CFI. Effective July 13, 2017, Culp, Inc. common stock commenced trading on the NYSE under the symbol CULP. As of May 3, 2020, Culp, Inc. had approximately 2,639 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates – Bobby Griffin, CFA

Value Line – Simon R. Shoucair

Stifel Financial Corp - John A. Baugh, CFA

Stonegate Capital Partners, Inc. – Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2 , 2020 to March 8, 2020	88,746	$10.98	88,746	$5,000,000
March 9, 2020 to April 5, 2020	—	$—	—	$5,000,000
April 6, 2019 to May 3, 2020	—	$—	—	$5,000,000
Total	88,746	$10.98	88,746	$5,000,000

(1)

At February 2, 2020, there was $4.3 million available for repurchases of our common stock was associated with the share repurchase program approved by our board of directors in September 2019. The company repurchased 86,746 shares for approximately $1 million between February 3, 2020 and March 3, 2020, leaving $3.3 million available under such share repurchase program. The board of directors subsequently approved an increase in the company’s share repurchase authorization back up to a total of $5.0 million on March 4, 2020. However, as part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty.

Dividends

On July 1, 2020, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.105 per share. These dividend payments are payable on or about July 17, 2020, to shareholders of record as of July 10, 2020.

During fiscal 2020, dividend payments totaled $5.1 million, all of which represented our regular quarterly cash dividend payments ranging from $0.10 to $0.105 per share.

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

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change. The board will continue to evaluate the appropriateness of dividends in light of current economic conditions and our performance in future quarters.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2020, 2019, or 2018.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 3, 2020 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2014 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2020	2019	2018	2017	2016	2020/2019
INCOME STATEMENT DATA
net sales	$256,166	281,325	323,725	309,544	312,860	(8.9)%
cost of sales	(215,668)	(235,556)	(259,092)	(240,309)	(247,749)	(8.4)%
gross profit from continuing operations	40,498	45,769	64,633	69,235	65,111	(11.5)%
selling, general, and administrative expenses	(34,424)	(33,243)	(37,172)	(39,157)	(36,773)	3.6%
asset impairments	(13,712)	—	—	—	—	100%
restructuring credit	70	825	—	—	—	(91.5)%
(loss) income from continuing operations	(7,568)	13,351	27,461	30,078	28,338	N.M.
interest expense	(106)	(35)	(94)	—	—	202.9%
interest income	897	789	534	299	176	13.7%
other expense	(902)	(1,383)	(1,018)	(681)	(616)	(34.8)%
(loss) income before income taxes from continuing operations	(7,679)	12,722	26,883	29,696	27,898	N.M.
income tax expense	(3,354)	(6,537)	(5,740)	(7,339)	(10,963)	(48.7)%
loss from investment in unconsolidated joint venture	(125)	(114)	(266)	(23)	—	9.6%
net (loss) income from continuing operations	(11,158)	6,071	20,877	22,334	16,935	N.M.
loss before income taxes from discontinued operation	(17,577)	(726)	—	—	—	N.M.
income tax benefit	68	113	—	—	—	(39.8)%
net loss from discontinued operation	(17,509)	(613)	—	—	—	N.M.
net (loss) income	$(28,667)	5,458	20,877	22,334	16,935	N.M.
depreciation	$7,827	8,117	7,672	7,085	6,671	(3.6)%
weighted average shares outstanding	12,378	12,462	12,431	12,312	12,302	(0.7)%
weighted average shares outstanding, assuming dilution	12,378	12,548	12,633	12,518	12,475	(1.4)%
PER SHARE DATA
net (loss) income from continuing operations per share - basic	$(0.90)	0.49	1.68	1.81	1.38	N.M.
net (loss) income from continuing operations per share - diluted	$(0.90)	0.48	1.65	1.78	1.36	N.M.
net loss from discontinued operations per share - basic	$(1.41)	(0.05)	—	—	—	N.M.
net loss from discontinued operations per share - diluted	$(1.41)	(0.05)	—	—	—	N.M.
net (loss) income per share - basic	$(2.32)	0.44	1.68	1.81	1.38	N.M.
net (loss) income per share - diluted	$(2.32)	0.43	1.65	1.78	1.36	N.M.
dividends per share	$0.41	0.38	0.55	0.51	0.66	7.9%
book value	$10.56	12.91	13.12	12.03	10.50	(18.2)%
BALANCE SHEET DATA
operating working capital (4)	$49,389	47,736	49,939	40,869	45,794	3.5%
property, plant and equipment, net	43,147	46,479	51,794	51,651	39,973	(7.2)%
total assets	215,084	220,556	217,984	205,634	175,142	(2.5)%
capital expenditures	4,633	2,975	7,439	18,771	10,708	55.7%
dividends paid	5,075	4,732	6,843	6,280	8,140	7.2%
lines of credit and Paycheck Protection Program loan	38,371	—	—	—	—	100%
shareholders' equity attributable to Culp Inc.	129,698	159,933	163,376	148,630	128,812	(18.9)%
capital employed (3)	94,526	107,561	114,817	98,429	90,357	(12.1)%
RATIOS & OTHER DATA
gross profit margin from continuing operations	15.8%	16.3%	20.0%	22.4%	20.8%
operating (loss) income margin from continuing operations	(3.0)%	4.7%	8.5%	9.7%	9.1%
net (loss) income margin from continuing operations	(4.4)%	2.2%	6.4%	7.2%	5.4%
effective income tax rate from continuing operations	(43.7)%	51.4%	21.4%	24.7%	39.3%
debt to total capital employed ratio (1) (3)	40.6%	0.0%	0.0%	0.0%	0.0%
operating working capital turnover (4)	5.1	5.7	7.1	7.3	7.0
days sales in receivables	35	30	29	29	27
inventory turnover	4.3	4.6	4.9	5.0	5.6
STOCK DATA
stock price
high	$21.08	32.05	34.05	37.80	35.23
low	5.87	17.05	26.15	25.57	22.72
close	6.91	20.74	30.10	32.10	26.24
P/E ratio (2)
high	(9)	75	21	21	26
low	(3)	40	16	14	17
daily average trading volume (shares)	42.7	33.8	22.1	42.1	67.3

(1)	Debt includes outstanding borrowings on our lines of credit and Paycheck Protection Program loan.

(2)	P/E ratios based on trailing 12-month diluted net income per share.
(3)

Capital employed does not include cash and cash equivalents, short-term investments (available for sale), short-term investments (held-to-maturity), long-term investments (held-to-maturity), long-term investments (rabbi trust), lines of credit, Paycheck Protection Program loan, noncurrent deferred tax assets and liabilities, income taxes receivable and payable, deferred compensation, and financial statement line items associated with our discontinued operation.

(4)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade, account payable - capital expenditures, and deferred revenue.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report. It also includes management’s analysis of past financial results and certain potential risk factors that may affect future results, as well as approaches that may be used to manage those risks. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially.

We sold our majority ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the fiscal 2020 year (and for all prior periods of comparison) and presented as a discontinued operation in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2020 included 53 weeks. Fiscal 2019 and 2018 each included 52 weeks.

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, as well as a fifty-percent owned cut and sew mattress cover operation located in Haiti.

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers.  We have wholly owned upholstery fabric operations located in Shanghai, China and Burlington, NC. With the acquisition of Read Window Products, LLC (“Read”) late in fiscal 2018, we now have a wholly owned company located in Knoxville, TN that provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products to customers in the hospitality and commercial industries. The company operated an upholstery fabrics plant in Anderson, SC, during the first quarter of fiscal 2019, which was closed during the second quarter of fiscal 2019.

Discontinued Operation – Home Accessories Segment

Through our June 22, 2018, majority investment in eLuxury, our operations also included a home accessories segment, which manufactured, sourced, and sold finished bedding accessory and home good products directly to consumers and businesses through global e-commerce and business-to-business sales channels. However, we sold our majority ownership interest in eLuxury on March 31, 2020, to focus on the company’s core mattress and upholstery fabrics businesses and increase liquidity during the unprecedented disruption arising from the COVID-19 pandemic. This sale of eLuxury resulted in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the fiscal 2020 year (and for all prior periods of comparison) and presented as a discontinued operation in this report. See Note 3 – Discontinued Operations, of the consolidated financial statements for further details.

Impact of COVID-19

For a discussion of how COVID-19 has affected and may continue to affect our business and financial condition, see the discussion under the heading “Recent Developments” in Part I, Item 1 of this report, as well as the Risk Factors set forth in Part I, Item 1A of this report.

Executive Summary

We evaluate the operating performance of our segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairment charges, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material costs and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses.

Results of Continuing Operations

	Twelve Months Ended
(dollars in thousands)	May 3, 2020	April 28, 2019	Change
Net sales	$256,166	$281,325	(8.9)%
Gross profit from continuing operations	40,498	45,769	(11.5)%
Gross profit margin from continuing operations	15.8%	16.3%	(50	) bp
Selling, general, and administrative expenses	34,424	33,243	3.6%
(Loss) income from continuing operations	(7,568)	13,351	N.M.
Operating margin from continuing operations	(3.0)%	4.7%	(770	) bp
(Loss) income before income taxes from continuing operations	(7,679)	12,722	N.M.
Income tax expense	3,354	6,537	(48.7)%
Net (loss) income from continuing operations	(11,158)	6,071	N.M.

Net Sales

Overall, our net sales decreased 8.9% in fiscal 2020 compared with a year ago, with mattress fabric net sales declining 9.8% and upholstery fabric net sales declining 8.0%. The fiscal 2020 year had 53 weeks compared to 52 weeks in fiscal 2019.

The decrease in net sales for both the mattress fabrics and upholstery fabrics segments reflects the severe economic disruption caused by the COVID-19 pandemic during the fourth quarter of fiscal 2020, which significantly affected our results for the fourth quarter and fiscal 2020. The impact of the COVID-19 pandemic began to materialize in the second half of March 2020, as retail home furnishings stores across the country closed and many of our customers shut down or limited their operations for several weeks.

Additionally, prior to the COVID-19 outbreak, net sales for our mattress fabrics segment were also affected by continued industry weakness in the domestic mattress industry relating to low-priced mattress imports that moved from China to other countries following the imposition of punitive anti-dumping measures by the U.S. Department of Commerce against Chinese-made mattresses during the first quarter of fiscal 2020. Our upholstery fabrics segment was also affected during the first half of the fiscal year by the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and associated tariffs. However, the COVID-19 pandemic during the fourth quarter of fiscal 2020 was the most significant and primary factor that resulted in the decline in net sales for fiscal 2020.

Income (Loss) Before Income Taxes from Continuing Operations

Overall, our income (loss) before income taxes from continuing operations was $(7.7) million for fiscal 2020, compared with income before income taxes from continuing operations of $12.7 million for the prior year. Income (loss) before income taxes from continuing operations for fiscal 2020 included non-cash asset impairment charges of $13.7 million associated with goodwill and certain intangible assets, of which $11.5 million related to the mattress fabrics segment and $2.2 million related to the upholstery fabrics segment, as well as $70,000 in restructuring credits associated with the closure of our Anderson, SC, upholstery fabrics facility. Income before income taxes from continuing operations for fiscal 2019 included restructuring and related charges and credits and other non-recurring charges resulting in a net charge of approximately $2.7 million, of which $1.6 million related to restructuring and related charges and credits associated with the closure of our Anderson, SC, upholstery fabrics facility, and $1.1 million related to other non-recurring charges, including a $500,000 charitable contribution in honor of our co-founder and former chairman of the board and other non-recurring charges associated with the mattress fabrics segment.

In addition to the asset impairment charges noted above, income (loss) before income taxes for continuing operations for fiscal 2020 was significantly affected by lower sales due to the COVID-19 pandemic.

Additionally, unallocated corporate SG&A expense was higher during fiscal 2020, as compared to the prior year, due primarily to change in estimate adjustments that were recorded during fiscal 2019 that lowered share-based compensation expense in fiscal 2019, as well as an increase in professional fees during fiscal 2020 that were attributable to the adoption of ASC Topic 842 Leases, our recent acquisitions and disposal of businesses, and our comprehensive response to the COVID-19 global pandemic.

Income Taxes

We recorded income tax expense of $3.4 million, or (43.7%) of loss before income tax expense from continuing operations, in fiscal 2020, compared with income tax expense of $6.5 million, or 51.4% of income before income tax expense from continuing operations in fiscal 2019. The decrease in our income tax expense for fiscal 2020 is primarily due to the decline in our consolidated taxable income, with a pre-tax loss from continuing operations in fiscal 2020 versus pre-tax income in fiscal 2019. Our effective income tax rates for both fiscal 2020 and 2019 reflected the mix of our pre-tax earnings from continuing operations that adversely affected our effective income tax rates for the year, as we had higher income tax rates associated with the pre-tax income earned by our foreign operations in China and Canada, as compared to a lower income tax rate on our U.S. pre-tax loss in fiscal 2020 and our U.S. pre-tax income in fiscal 2019. Additionally, the current mix of taxable income that favors our foreign operations led to a significant increase in the effective income tax rates that are associated with our Global Intangible Low Taxed Income (GILTI) Tax, which represents a U.S. income tax on foreign earnings. During the fiscal 2020 year, we did not make any U.S. income tax payments due to the utilization of the company’s U.S. Federal net operating loss carryforwards and immediate expensing of U.S. capital expenditures.  However, we did have income tax payments during the year totaling $5.0 million associated with our foreign operations located in China and Canada.

Refer to Note 14 of the consolidated financial statements for further details regarding our provision for income taxes from continuing operations.

See the Segment Analysis section located in the Results of Continuing Operations for further details.

Liquidity

At May 3, 2020, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $77.1 million compared with $45.0 million at April 28, 2019.

The increase from the end of fiscal 2019 is attributable to $38.4 million in total proceeds received during the fourth quarter of fiscal 2020 from borrowings under our lines of credit and receipt of a loan under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (such loan, the “PPP loan”). As a result of the COVID-19 global pandemic and the uncertainty relating to its duration and overall effect on our business, we proactively borrowed $29.8 million, the maximum amount available, under our domestic line of credit, an also borrowed an additional $1.0 million from our line of credit associated with our China operations, as a precautionary measure to increase balance sheet flexibility during the COVID-19 crisis. In addition, we applied for and received $7.6 million in cash proceeds from the PPP Loan (which, as noted below, we subsequently repaid in full on May 13, 2020 following new guidance issued by the U.S. Treasury Department and SBA raising questions regarding the eligibility of publicly traded companies to receive loans under the Paycheck Protection Program).

Excluding the cash proceeds from our lines of credit and the PPP Loan, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) as of the end of fiscal 2020 would have decreased $6.3 million from the end of fiscal 2019. This decrease was mostly due to (i) cash payments of $6.8 million returned to shareholders in the form of regular quarterly dividend payments and common stock repurchases; (ii) $4.6 million of capital expenditures that were mostly associated with our mattress fabrics segment; and (iii) $1.5 million for additional purchase price payments on our recent acquisitions, partially offset by (iv) $5.0 million in net cash provided by operating activities; and (v) $1.5 million in proceeds from a long-term note receivable associated with a discontinued operation.

Our net cash provided by operating activities of $5.0 million in fiscal 2020 decreased $8.9 million compared with $13.9 million in fiscal 2019. The decrease is mostly due to lower earnings and slower cash collections on accounts receivable stemming from the COVID-19 global pandemic.

Our net cash provided by operating activities in fiscal 2020 and fiscal 2019 reflects cash flows from operating activities for both our continuing operations and our discontinued operation. Our discontinued operation had net cash used in operating activities totaling $(2.3) million and $(1.5) million for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash used in investing activities totaling $(134,000) and $(54,000) for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp, Inc. and the owner of the noncontrolling interest of eLuxury totaling $2.4 million and $1.5 million during fiscal 2020 and 2019, respectively. We believe our liquidity will improve in the absence of our home accessories segment due to the significant losses that were incurred and the funding of working capital requirements through loans and capital contributions.

At May 3, 2020, our outstanding borrowings totaled $38.4 million, which consisted of $29.8 million outstanding under our domestic bank credit facility, $1.0 million outstanding under our China credit facility, and the $7.6 million PPP Loan. During the first quarter of fiscal 2021, we repaid in full the PPP Loan and all borrowings that were outstanding under our lines of credit at May 3, 2020, and currently we have no outstanding borrowings under our line of credit agreements.

Dividend Program

On July 1, 2020, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.105 per share. This payment will be made on or about July 17, 2020, to shareholders of record as of July 10, 2020.

During fiscal 2020, dividend payments totaled $5.1 million, all of which represented our regularly quarterly cash dividend payments ranging from $0.10 to $0.105 per share. During fiscal 2019, dividend payments totaled $4.7 million, all of which represented our regular quarterly cash dividend payments ranging from $0.09 to $0.10 per share. During fiscal 2018, dividend payments totaled $6.8 million, of which $2.6 million represented a special cash dividend payment of $0.21 per share, and $4.2 million represented our regular quarterly cash dividend payments ranging from $0.08 to $0.09 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market conditions, and other factors we consider relevant.

Common Stock Repurchases

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During fiscal 2020, we purchased 142,496 shares of our common stock at a cost of $1.7 million, leaving approximately $3.3 million available under the share repurchase program approved by the board of directors in September 2019. The board of directors subsequently approved an increase in the company’s share repurchase authorization back up to a total of $5.0 million in March 2020. However, as part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty.

During fiscal 2019, we purchased 160,823 shares of our common stock at a cost of $3.3 million. During fiscal 2018, there were no repurchases of our common stock.

At May 3, 2020, we had $5.0 million available for additional repurchases of our common stock.

Results of Continuing Operations

The following table sets forth certain items in our consolidated statements of net (loss) income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	(84.2)	(83.7)	(80.0)
Gross profit from continuing operations	15.8	16.3	20.0
Selling, general and administrative expenses	(13.4)	(11.8)	(11.5)
Assets impairments	5.4	0.0	0.0
Restructuring credit	0.0	0.3	0.0
(Loss) Income from continuing operations	(3.0)	4.7	8.5
Interest income, net	0.4	0.3	0.1
Other expense	(0.4)	(0.5)	(0.3)
(Loss) Income before income taxes from continuing operations	(3.0)	4.5	8.3
Income tax expense *	(43.7)	51.4	21.4
Loss from investment in unconsolidated joint venture	0.0	0.0	0.1
Net (loss) income from continuing operations	(4.4)	2.2	6.4

*	Calculated as a percentage of (loss) income before income taxes from continuing operations.

2020 compared with 2019

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 3, 2020	April 28, 2019	Change
Net sales	$131,412	$145,671	(9.8)%
Gross profit from continuing operations	16,278	22,904	(28.9)%
Gross profit margin from continuing operations	12.4%	15.7%	(330	) bp
SG&A expenses	11,354	11,296	0.5%
Income from operations	4,924	11,607	(57.6)%
Operating margin	3.7%	8.0%	(430	) bp

Net Sales

Mattress fabrics sales decreased 9.8% in fiscal 2020 compared to the prior year. These results for fiscal 2020 reflected the significant disruption from the COVID-19 pandemic during the fourth quarter of fiscal 2020. We experienced a rapid drop in demand beginning in mid-March, as customers and retail mattress and home furnishings stores began closing or substantially limiting their operations. Due to government-mandated closure requirements near the end of March, we shut down our facilities in Canada and Haiti for several weeks. We also reduced our production schedules and furloughed workers at our U.S. facilities to align with the severely reduced demand, while aggressively cutting costs, delaying non-essential capital expenditures, and reducing inventory.

Despite these challenges, we quickly shifted to repurpose a portion of our available operations to produce face masks, bedding covers, and fabrics for healthcare operations and consumer health. This allowed us to support much-needed relief efforts as an essential business and keep as many workers as possible employed. In addition, in the face of travel restrictions and cancelled trade shows, we leveraged our recently introduced digital library, design simulations, and 3D image rendering capabilities to continue showcasing our products and support our customers through virtual design collaboration.

Prior to the COVID-19 outbreak, our results for fiscal 2020 were also affected by continued disruption in the domestic mattress industry relating to low-priced mattress imports that moved from China to other countries. Our results for fiscal 2019, which saw a 24.7% decrease in net sales compared to fiscal 2018, were significantly affected by more challenging market conditions faced by the domestic bedding industry due primarily to the high volume of low-priced imported mattresses from China. Near the end of fiscal 2019, import activity began to slow in anticipation of an expected ruling from the U.S. Department of Commerce. This ruling came in May 2019, with the Department of Commerce imposing punitive anti-dumping measures against Chinese made mattresses. At the time, we expected that these duties would ultimately provide relief for the domestic mattress industry and benefit our business, and this expectation appeared to materialize during the first quarter of fiscal 2020. However, this trend was reversed during the second and third quarters as the domestic mattress industry saw continued disruption from low-priced mattress imports that moved from China to other countries.

Through the first eight weeks of fiscal 2021, we have experienced an increase in demand as government restrictions have been lifted and customers and retail stores have started to resume operations. As of the end of June 2020, we have dramatically increased our production schedules and returned substantially all of our previously furloughed workers to meet this increased demand. Additionally, we have seen a return to pre-COVID-19 favorable demand trends for our CLASS sewn mattress cover business, reflecting a continuing growth trend for online boxed bedding. Across our mattress fabrics division, from fabric to cover, we are working collaboratively with new and existing customers to develop fresh, innovative products, and our efficient global platform continues to support our fabric and cover business with established production capabilities in the U.S., Haiti, and Asia. We expect our building expansion in Haiti to be completed during the second quarter of fiscal 2021, which will provide additional capacity and enhance our ability to produce sewn covers.

In addition, while we believe our global platform for fabric and covers in Haiti and Asia has us well positioned to capture market share with imported mattresses if and when business conditions normalize from the effects of the COVID-19 pandemic, we are also encouraged by the recent anti-dumping duty petitions filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce against seven countries for engaging in unfair trade practices relating to low-priced mattress imports, as well as the ITC’s preliminary determination allowing these petitions to move forward. If successful, we believe the proposed relief being sought will benefit the domestic mattress industry and, in turn, be favorable for our business. We also continue to invest in our design and marketing capabilities with technologies to improve the customer experience and speed to market, and we are enhancing our service platform to be more responsive to customer demand with shorter lead times. We believe we will benefit from these advanced technologies and processes that support our sales and marketing efforts with both legacy and new customers.

Despite positive sales trends for the beginning of fiscal 2021, we expect the COVID-19 pandemic will continue to have an impact on our business through at least the first half of fiscal 2021. The ongoing economic and health effects remain unknown and depend on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, and the short- and long-term disruption on the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment, however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The decrease in mattress fabrics profitability was primarily due to the decrease in mattress fabrics sales noted above, as well as certain non-recurring charges totaling $249,000 for employee termination benefits and operational reorganization costs associated with our mattress fabrics segment.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and our investment in an unconsolidated joint venture.

(dollars in thousands)	May 3, 2020	April 28, 2019	% Change
Accounts receivable	$12,212	$12,098	0.9%
Inventory	26,620	24,649	8.0%
Property, plant & equipment	40,682	44,266	(8.1)%
Right of use asset	362	—	100.0%
Investment in unconsolidated joint venture	1,602	1,508	6.2%
	$81,478	$82,521	(1.3)%

Refer to Note 21 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of May 3, 2020, accounts receivable was comparable with April 28, 2019. Accounts receivable for fiscal 2020 reflect slower cash collections and a decrease in net sales that emerged during the fourth quarter of fiscal 2020 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the fourth quarter of fiscal 2020 primarily because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic. Days’ sales outstanding was 48 days for the fourth quarter of fiscal 2020, as compared with 29 days for the fourth quarter of fiscal 2019. Net sales for the fourth quarter of fiscal 2020 were $23.4, a decrease of $14.6 million, or 38.5%, compared with net sales of $38.0 million for the fourth quarter of fiscal 2019.

Inventory

As of May 3, 2020, inventory increased 8.0% compared with April 28, 2019. The increase reflects excess inventory purchases compared with actual demand trends, which were significantly lower than expected due COVID-19.

Property, Plant, & Equipment

The $40.7 million at May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively. The $44.3 million at April 28, 2019, represents property, plant, and equipment of $32.4 million and $11.9 million located in the U.S. and Canada, respectively.

As of May 3, 2020, property, plant, and equipment decreased as compared with April 28, 2019. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on machinery and equipment, as well as significant cost cutting measures in capital expenditures during the fourth quarter of fiscal 2020, as part of our comprehensive response to COVID-19. During fiscal 2020, our mattress fabrics segment reported capital expenditures of $3.5 million and depreciation expense of $6.7 million.

Right of Use Assets

As of May 3, 2020, our right of use assets balance reflects the adoption of ASC Topic 842, Leases. See the heading titled “Leases” under the “Recently Adopted Accounting Pronouncements” section in Note 1 to the consolidated financial statements, as well as Note 15 to the consolidated financial statements, for further details. The $362,000 represents right of use assets located in the U.S. There is not a comparable balance as of April 29, 2019, as ASC Topic 842, Leases was adopted at April 29, 2019, the beginning of our fiscal 2020 year.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings, Ltd. (see Note 10 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 3, 2020		April 28, 2019		% Change
Non-U.S. Produced	$113,630	91%	$121,818	90%	(6.7)%
U.S. Produced	11,124	9%	13,836	10%	(19.6)%
Total	$124,754	100%	$135,654	100%	(8.0)%

Upholstery fabrics sales decreased 8.0% in fiscal 2020 compared to the prior year, reflecting material disruption from the COVID-19 pandemic during the fourth quarter of fiscal 2020. The first six weeks of the fourth quarter were consistent with our expectations, with our Asia supply chain returning to full output by the beginning of March following the previous government-mandated shutdown in China associated with the COVID-19 outbreak. However, orders and shipments declined significantly beginning in the second half of March as most of our U.S. customers and U.S. furniture retailers shut down or substantially limited their operations due to the pandemic.  Many of our customers delayed shipments, deferred orders in process, and halted new orders as a result of the disruption, resulting in a substantial decrease in sales.

We responded to the new operating environment to support the needs of our customers by developing innovative virtual showcase presentations that allowed us to continue representing our products to customers in the face of travel restrictions and event cancellations. We also adjusted our workforce to align with the significantly reduced demand and aggressively reduced discretionary spending.

Prior to the COVID-19 outbreak, our results for the fiscal 2020 year were also affected by the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and associated tariffs during the first half of the year. Additionally, the drop in U.S. produced sales for fiscal 2020 reflects the closure of our Anderson, SC, production facility that was completed during the second quarter of fiscal 2019, as net sales for the first six months of fiscal 2019 included sales from the Anderson facility, whereas there were no such sales in the first six months of fiscal 2020.

Despite the challenging market conditions, we executed our product-driven strategy throughout the fiscal 2020 year with a continued focus on innovation and creative design that supports our diverse customer base and helps customers differentiate themselves in the marketplace. Our line of LiveSmart® performance fabrics remains popular with both existing and new residential furniture customers, and our new LiveSmart Evolve™ line of sustainability fabrics, which features the use of recycled fibers along with the same stain-resistant performance, continues to be well received.

We also experienced continued growth in our hospitality business throughout the year, which was less affected by the COVID-19 disruption during the fourth quarter due to orders already in process. Read Window Products, our window treatment and installation services business, provided a meaningful contribution for the year, including the fourth quarter, as it continued operations to fulfill existing project orders and reallocated a portion of its operations to sew face masks for healthcare workers. However, while our hospitality business has thus far been less affected by the disruption from the COVID-19 pandemic, the ongoing pressure on the travel and leisure industries as a result of the pandemic may negatively affect it, at least in the short-term, as it remains uncertain whether hotels and other hospitality venues will undertake new refurnishing projects in the current environment.

For the first eight weeks of fiscal 2021, we are encouraged by recent sales trends and reports of consumer spending in the home furnishings sector. As customers and retail stores across the U.S. have resumed operations, we have seen a gradual increase in orders and shipments during this period. However, despite these positive trends, we expect the COVID-19 pandemic will continue to have an impact on our business through at least the first half of fiscal 2021. The ongoing economic and health effects, as well as the duration of such effects, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our upholstery fabrics segment, however, if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 3, 2020	April 28, 2019	Change
Gross profit from continuing operations	$24,220	$25,373	(4.5)%
Gross profit margin from continuing operations	19.4%	18.7%	70	bp
SG&A expenses	14,353	14,551	(1.4)%
Income from operations	9,867	10,823	(8.8)%
Operating margin	7.9%	8.0%	(10	) bp

The decrease in upholstery fabrics profitability was primarily due to the decrease in sales noted above.

2019 Upholstery Fabrics Restructuring Plan

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, SC. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges that were associated with the above restructuring plan:

(dollars in thousands)	2020	2019
Inventory markdowns	$—	$1,564
Other operating costs associated with a closed facility	—	824
Employee termination benefits	(70)	661
Gain on sale of property, plant, and equipment	—	(1,486)
Restructuring credit and related charges (1) (2)	$(70)	$1,563

(1)	The $70,000 credit was recorded to restructuring credit in the fiscal 2020 Consolidated Statement of Net Loss.

(2)

Of this total net charge, a charge of $2.3 million, a charge of $40,000 and a credit of $825,000 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	May 3, 2020	April 28, 2019	% Change
Accounts receivable	$12,881	$11,274	14.3%
Inventory	21,287	22,915	(7.1)%
Property, plant & equipment	1,633	1,795	(9.0)%
Right of use asssets	1,633	—	100.0%
	$37,434	$35,984	4.0%

Accounts Receivable

As of May 3, 2020, accounts receivable increased 14.3% compared with April 28, 2019. Accounts receivable for fiscal 2020 reflect slower cash collections and a decrease in net sales that emerged during the fourth quarter of fiscal 2020 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the fourth quarter of fiscal 2020 primarily because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic. Days’ sales outstanding was 47 days for the fourth quarter of fiscal 2020, as compared with 34 days for the fourth quarter of fiscal 2019. Net sales for the fourth quarter of fiscal 2020 were $24.0 million, a decrease of $5.0 million, or 17.3%, compared with net sales of $29.0 million for the fourth quarter of fiscal 2019.

Inventory

As of May 3, 2020, inventory decreased 7.1% compared with April 28, 2019. The trend primarily reflects the decrease in net sales noted above during the fourth quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019.

Property, Plant, & Equipment

The $1.6 million at May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively. The $1.8 million at April 28, 2019, represents property, plant, and equipment of $1.2 million and $591,000 located in the U.S. and China, respectively.

Right of Use Assets

As of May 3, 2020, our right of use assets balance reflects the adoption of ASC Topic 842, Leases. See the heading titled “Leases” under the “Recently Adopted Accounting Pronouncements” section in Note 1 to the consolidated financial statements, as well as Note 15 to the consolidated financial statements, for further details. The $1.6 million represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively. There is not a comparable balance as of April 29, 2019, as ASC Topic 842, Leases was adopted at April 29, 2019, the beginning of our fiscal 2020 year.

Discontinued Operation - Home Accessories Segment

Overview

Through our June 22, 2018, majority investment in eLuxury, our operations for the majority of fiscal 2019 and fiscal 2020 included our home accessories segment, beginning as of the date of such acquisition. The home accessories segment represented our e-commerce and finished products business offering bedding accessories and home goods directly to both consumers and businesses through global e-commerce and business-to-business sales channels.

However, we sold our majority ownership interest in eLuxury on March 31, 2020, to increase liquidity and focus on the company’s core mattress and upholstery fabrics businesses during the unprecedented disruption arising from the COVID-19 pandemic. As a result of the sale, we no longer operate in the home accessories segment and determined that this segment qualified as a discontinued operation.  The applicable financial results of our former home accessories segment through the closing of the sale of eLuxury have been reclassified as a discontinued operation for all periods presented in this report.  See Note 3 – Discontinued Operations, to the consolidated financial statements for further details.

Terms of Disposal

We sold our entire ownership interest in eLuxury to its noncontrolling interest holder, effective March 31, 2020, in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into certain supply and royalty arrangements designed to preserve an additional sales channel for our core products.

In connection with the sale, (i) we received $509,500 at closing as an accelerated repayment of principal amounts previously loaned to eLuxury, together with outstanding interest, under a loan agreement between us and eLuxury; (ii) we forgave $300,000 of borrowings payable by eLuxury to us under this loan agreement; (iii) we entered into an amended and restated credit and security agreement with eLuxury and the buyer (the former noncontrolling interest holder) (together, the “Borrowers”), pursuant to which the Borrowers agreed to repay an additional $1.0 million previously loaned to eLuxury within thirty days of the closing of the sale transaction (and which amount was secured by the assets of both Borrowers); and (iv) eLuxury agreed to pay $613,000 within sixty days of the sale transaction in satisfaction of certain trade accounts payable due from eLuxury to us.

The remaining $1.0 million due and outstanding under our prior loan to eLuxury, as well as the $613,000 in outstanding trade accounts payable due from eLuxury to us, has been paid in full in accordance with the terms of the sale agreement outlined above.

Impact on Operating Results

The impact on our assets, liabilities, and operating results from the sale of eLuxury and reclassification of the applicable financial results of our former home accessories segment as a discontinued operation is set forth below. See also Note 3 – Discontinued Operations, to the consolidated financial statements for further details.

Consolidated Balance Sheets

The following is a summary of the assets and liabilities that were sold on March 31, 2020, in connection with our sale of our entire ownership interest in eLuxury, and a reconciliation of the assets and liabilities disclosed in the notes to the consolidated financial statements to the assets and liabilities of the disposal group that are presented separately as held for sale – discontinued operation on the Consolidated Balance Sheet as of April 28, 2019:

	March 31,	April 28,
(dollars in thousands)	2020	2019
ASSETS
current assets:
cash and cash equivalents	$285	$—
accounts receivable	588	378
inventories	3,344	3,296
other current assets	170	33
total current assets held for sale - discontinued operation	4,387	3,707
property, plant, and equipment	1,694	1,910
goodwill	—	13,653
intangible asset	—	6,549
right of use asset	918	—
total noncurrent assets held for sale - discontinued operation	2,612	22,112
total assets	$6,999	$25,819
LIABILITIES AND NET ASSETS
current liabilities:
accounts -payable trade	$1,394	$1,653
operating lease liability - current	195	—
accrued expenses	351	560
total current liabilities held for sale - discontinued operation	1,940	2,213
loan payable - Culp Inc.	1,500	830
subordinated loan payable - noncontrolling interest	925	675
operating lease liability - long-term	743	—
total noncurrent liabilities held for sale - discontinued operation	3,168	1,505
total liabilities	5,108	3,718
total net assets of discontinued operation	$1,891	$22,101

Net Loss from Discontinued Operation

The following is a reconciliation of the major classes of financial statement line items constituting loss before income taxes from discontinued operations that are presented in the Consolidated State of Net (Loss) Income for fiscal years 2020, 2019, and 2018:

			(1)
(dollars in thousands)	2020	2019	2018
net sales	$13,763	$15,956	$—
cost of sales	(10,953)	(11,527)	—
gross profit	2,810	4,429	—
selling, general and administrative expenses	(4,100)	(5,162)	—
asset impairments (2)	(20,202)	—	—
reversal of contingent consideration - earn-out obligation (3)	5,856	—	—
interest expense (4)	(84)	(30)	—
other income	34	37	—
loss from discontinued operation related to major classes of loss before income taxes	(15,686)	(726)	—
loss on disposal of discontinued operation	(1,891)	—	—
loss before income taxes from discontinued operation (5)	(17,577)	(726)	—
income tax benefit	68	113	—
net loss from discontinued operation	$(17,509)	$(613)	$—

(1)	Discontinued operations were not presented in fiscal 2018 as we acquired eLuxury on June 22, 2018, which was during fiscal 2019.
(2)

During fiscal 2020, we recorded asset impairment charges totaling $20.2 million, of which $13.6 million and $6.6 million pertained to the goodwill and tradename, respectively. Of the $20.2 million in asset impairment charge, $13.6 million was recorded in the third quarter and $6.6 million was recorded in the fourth quarter. See Notes 8, 9, and 17 to the consolidated financial statements for further details of our assessments that resulted in the impairment of the goodwill and tradename associated with this discontinued operation.

(3)	See separate section in Note 3 to the consolidated financial statements titled “Contingent Consideration” for further details.
(4)

Interest expense is directly attributable to our discontinued operations as it pertains to loans payable assumed by the buyer, (the noncontrolling interest holder) or required to be paid to Culp based on the terms of the sale agreement.

(5)	See separate section in Note 3 to the consolidated financial statements titled “Consolidation and Deconsolidation” for further details.

The following is a summary of net (loss) income from continuing operations, loss from discontinued operation, and net (loss) income attributable to Culp Inc. common shareholders and the holder of eLuxury’s noncontrolling interest for fiscal years 2020, 2019, and 2018:

(dollars in thousands)	2020	2019	2018
net (loss) income from continuing operations	$(11,158)	$6,071	$20,877
net (loss) income from continuing operations attributable to noncontrolling interest	—	—	—
net (loss) income from continuing operations attributable to Culp Inc. common shareholders	$(11,158)	$6,071	$20,877
net loss from discontinued operation	$(17,509)	$(613)	$—
net loss from discontinued operation attributable to noncontrolling interest	4,674	218	—
net loss from discontinued operation attributable to Culp Inc. common shareholders	$(12,835)	$(395)	$—
net loss (income)	$(28,667)	$5,458	$20,877
net loss from noncontrolling interest	4,674	218	—
net (loss) income attributable to Culp Inc. common shareholders	$(23,993)	$5,676	$20,877

Continuing Obligations, Financial Commitments, and Continuing Relationships with the Discontinued Operation

Supply and Royalty Agreements

In connection with the sale of our ownership interest in eLuxury, we entered into supply and royalty agreements with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase from us all its requirements for mattress and upholstery fabrics products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft products, subject to our ability to provide competitive pricing and delivery terms for such products. The royalty agreement requires eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement, for sales of eLuxury’s products to certain business-to-business customers, including customers we referred to eLuxury prior to the sale transaction and new customer relationships we develop for eLuxury going forward, as well as sales of eLuxury products generated by sales representatives that we develop or introduce to eLuxury.

There are no guarantees or provisions under either the supply or royalty agreements that require eLuxury to purchase a minimum amount of our products or sell a certain amount of eLuxury products to customers or through sales representatives developed or introduced by us.  As a result, the success of these agreements and the period of time in which our involvement with eLuxury is expected to continue are based on eLuxury’s ability to sell products that require mattress and upholstery fabrics and our ability to help grow eLuxury’s business-business sales platform.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations for the all periods presented in our Consolidated Statement of (Loss) Income. Therefore, we reported both net sales and cost of sales totaling $968,000 during fiscal 2020 and $612,000 during fiscal 2019, which amounts were previously eliminated in consolidation prior to the sale of eLuxury on March 31, 2020.

After the sale of eLuxury on March 31, 2020, and through the remainder of fiscal 2020 ending May 3, 2020, our shipments to eLuxury totaled $7,000. Shipments for April 2020 were severely affected by the COVID-19 global pandemic.

Financial Guarantee

Currently, we have an agreement that guarantees 70% of any unpaid lease payments associated with eLuxury’s facility located in Evansville, Indiana. The lease agreement expires in September 2024 and requires monthly payments of $18,865. However, in connection with the sale of our ownership interest in eLuxury, the buyer (the noncontrolling interest holder) must use commercially reasonable efforts to cause the lessor to release us from this financial guarantee of eLuxury’s lease agreement. Additionally, eLuxury, the buyer, and the sole owner of the buyer have agreed to indemnify us from any liabilities and obligations that we would be required to pay with regards to our guarantee of this lease agreement.

See Note 3 to the consolidated financial statements for further details on our discontinued operations.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 3, 2020	April 28, 2019	% Change
Selling, general, and administrative expenses	$34,424	$33,243	3.6%
Asset impairments	13,712	—	100.0%
Interest expense	106	35	202.9%
Interest income	897	789	13.7%
Other expense	902	1,383	(34.8)%

Selling, General, and Administrative Expenses

SG&A expense increased during fiscal 2020, as compared to the prior year, due primarily to change in estimate adjustments that were recorded during fiscal 2019 that lowered share-based compensation expense in fiscal 2019, an increase in professional fees during fiscal 2020 that was attributable to the adoption of ASC Topic 842 Leases, our recent acquisitions and disposal of businesses, and our comprehensive response to the COVID-19 global pandemic.

Asset Impairments

We recorded non-cash asset impairment charges totaling $13.7 million associated with goodwill and certain intangible assets, of which $11.5 million related to the mattress fabrics segment and $2.2 million related to the upholstery fabrics segment. These asset impairment charges were the result of our annual assessments of impairment regarding our goodwill and certain intangible assets that were performed as of May 3, 2020, in accordance with ASC Topic 350 Intangibles – Goodwill and Other. See Notes 8 and 9 to the consolidated financial statements for further details regarding our assessments of impairment, conclusions reached, and the performance of our quantitative impairment tests.

Interest Expense

The increase in our interest expense is attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the disruption from the COVID-19 global pandemic. As a result of the uncertainty relating to the duration of the pandemic and its overall effect on our business, we proactively borrowed $29.8 million, the maximum amount available, under our domestic line of credit and also borrowed an additional $1.0 million under our line of credit associated with our China operations. In addition, we applied for and received a $7.6 million in loan under the SBA’s Paycheck Protection Program. As previously disclosed, during the first quarter of fiscal 2021, we repaid in full the PPP Loan and all borrowings that were outstanding under our lines of credit at May 3, 2020, and currently we have no outstanding borrowings under our line of credit agreements.

Interest Income

Interest income reflects our current investments of excess cash held in U.S. money market funds, short-term bond funds, mutual funds associated with our Rabbi Trust that funds our deferred compensation plan, and investment grade U.S. corporate, foreign, and government bonds.

Other Expense

The decrease in other expense during fiscal 2020, as compared with fiscal 2019, is due mostly to the $500,000 charitable contribution made during the fourth quarter of fiscal 2019 for an endowed scholarship to the University of North Carolina at Chapel Hill in honor of our co-founder and former chairman of the board. There was no comparable contribution made during fiscal 2020, resulting in a decrease in other expense as compared to the prior year. The charitable contribution will be paid over a period of three years.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $3.4 million, or (43.7%) of loss before income tax expense from continuing operations, in fiscal 2020, compared with income tax expense of $6.5 million, or 51.4% of income before income tax expense from continuing operations, in fiscal 2019. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2020	2019
federal income tax rate	21.0%	21.0%
global intangible low taxed income tax (GILTI)	(24.4)	16.9
foreign tax rate differential	(16.1)	13.0
income tax effects of impairment of nondeductible goodwill	(11.3)	—
uncertain income tax positions	(4.8)	0.5
income tax effects of Chinese foreign exchange gains and losses	(5.0)	2.2
write-off of U.S. foreign income tax credits	—	35.1
valuation allowance	(1.6)	(35.0)
income tax effects of the 2017 Tax Cuts and Jobs Act	—	(4.3)
other	(1.5)	2.0
	(43.7)%	51.4%

Our effective income tax rates for both fiscal 2020 and 2019 reflected the mix of our pre-tax earnings from continuing operations that adversely affected our effective income tax rates for the year, as we had higher income tax rates associated with the pre-tax income earned by our foreign operations in China and Canada, as compared to a lower income tax rate on our U.S. pre-tax loss in fiscal 2020 and our U.S. pre-tax income in fiscal 2019. Additionally, the current mix of taxable income that favors our foreign operations, led to a significant increase in the effective income tax rates that are associated with our Global Intangible Low Taxed Income (GILTI) Tax, which represents a U.S. income tax on foreign earnings.

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA contained significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of the Global Intangible Low Taxed Income (“GILTI”) tax.

The corporate income tax rate reduction was effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we were subject to IRS rules relating to transitional income tax rates for fiscal 2018. As a result, our fiscal 2018 U.S. federal income tax rate was a blended income tax rate of 30.4% compared with a fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019 and 2020.

The re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries were components of the TCJA that significantly affected our financial statements during fiscal 2019 and 2018.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances during fiscal 2019 and 2018, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of the TCJA, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. As a result, we recorded an income tax charge of $2.2 million for the re-measurement of our U.S. net deferred income taxes during fiscal 2018. During the third quarter of fiscal 2019, we completed our assessment of the remeasurement of our U.S. deferred income tax balances and recorded an income tax benefit of $268,000.

The Transition Tax was based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”). Also, E&P was not permanently reinvested prior to the TCJA. As a result, we recorded an income tax benefit of $4.3 million for the income tax effects of the Transition Tax during fiscal 2018. This $4.3 million income tax benefit related to an income tax benefit of $18.0 million for the release of deferred income tax liabilities related to E&P, an income tax benefit of $11.7 million related to the reduction in our U.S. Federal income tax rate pursuant to the TCJA on the effective settlement of an IRS exam related to E&P, partially offset by an income tax charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.4 million. During the third quarter of fiscal 2019, we completed our assessment of the income tax effects of the Transition Tax and recorded an income tax benefit of $282,000. Additionally, we elected to pay the Transition Tax over a period of eight years in accordance with the TCJA.

GILTI

In addition to the above components of the TJCA, GILTI was effective during fiscal 2020 and fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded income tax charges of $1.9 million and $2.1 million during fiscal 2020 and 2019, respectively.

On June 14, 2019, the U.S. Treasury Department and Internal Revenue Service issued proposed regulations regarding the GILTI provisions of the U.S. income tax code. The proposed regulations contain a provision for an exclusion from treatment as GILTI if taxable income amounts are subject to a high rate of foreign income tax, as defined in the proposed regulations (the “GILTI High-Tax exception”). If an entity were to qualify for this GILTI High-Tax exception, the high-taxed income earned that would otherwise be subject to GILTI and U.S. income tax may be excluded from U.S. income tax. However, since these regulations are in proposed form, an entity is not allowed to record an income tax benefit under these provisions until these proposed regulations have been finalized and effective. There is no guarantee that the proposed regulations will be enacted, or that there won’t be changes to the final regulations that would reduce or eliminate the relief we would otherwise benefit from under the proposed regulations.

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

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of May 3, 2020 and April 28, 2019, respectively.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. At May 3, 2020, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of May 3, 2020 and April 28, 2019, respectively.

Uncertainty in Income Taxes

At May 3, 2020, we had a $1.3 million total gross unrecognized income tax benefit that relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, significant change associated with this income tax benefit is not expected within the next fiscal year.

United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2015 and subsequent.

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

Refer to Note 14 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

Our income tax payments totaled $5.0 million during fiscal 2020, compared with $6.7 million during fiscal 2019, which are mostly associated with our subsidiaries located in Canada and China. Currently, we expect our fiscal 2021 income tax payments associated with operations in Canada and China to be comparable to fiscal 2020 and 2019.

Pursuant to the TCJA, we elected to pay the Transition Tax described above over a period of eight years and made our first installment payment in August 2018. As a result of this fact, coupled with U.S Federal net operating loss carryforwards totaling $4,4 million as of May 3, 2020, and the immediate expensing of U.S. capital expenditures next fiscal year, we are currently expecting to have minimal U.S. cash income taxes payments during fiscal 2021.

2019 compared with 2018

For a comparison of our results of operations for the fiscal years ended April 28, 2019 and April 29, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended April 28, 2019, filed with the SEC on July 12, 2019. The elimination of our home accessories segment and reclassification of this segment as a discontinued operation for all prior periods of comparison does not have any material impact on the comparison of our results of operations for the fiscal years ended April 20, 2019, and April 29, 2018, because reporting for our home accessories segment did not commence until we acquired a majority ownership interest in eLuxury on June 22, 2018, the first quarter of our 2019 fiscal year, such that there was no prior period of comparison with respect to the 2018 fiscal year. Additionally, this reclassification did not have any material impact on our continuing operations and the trends described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of such report.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $69.8 million at May 3, 2020 and cash flow from operations will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

The increase in cash and cash equivalents from the end of fiscal 2019 is attributable to $38.4 million in total proceeds received during the fourth quarter of fiscal 2020 from borrowings under our lines of credit and receipt of a loan under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (such loan, the “PPP loan”). As a result of the COVID-19 global pandemic and the uncertainty relating to its duration and overall effect on our business, we proactively borrowed $29.8 million, the maximum amount available, under our domestic line of credit, an also borrowed an additional $1.0 million from our line of credit associated with our China operations, as a precautionary measure to increase balance sheet flexibility during the COVID-19 crisis. In addition, we applied for and received $7.6 million in cash proceeds from the PPP Loan (which, as noted below, we subsequently repaid in full on May 13, 2020 following new guidance issued by the U.S. Treasury Department and SBA raising questions regarding the eligibility of publicly traded companies to receive loans under the Paycheck Protection Program).

Excluding the cash proceeds from our lines of credit and the PPP Loan, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) as of the end of fiscal 2020 would have decreased $6.3 million from the end of fiscal 2019. The decrease was mostly due to (i) cash payments of $6.8 million returned to shareholders in the form of regular quarterly dividend payments and common stock repurchases; (ii) $4.6 million of capital expenditures that were mostly associated with our mattress fabrics segment; and (iii) $1.5 million for additional purchase price payments on our recent acquisitions, partially offset by (iv) $5.0 million in net cash provided by operating activities; and (v) $1.5 million in proceeds from a long-term note receivable associated with a discontinued operation.

Our net cash provided by operating activities of $5.0 million in fiscal 2020 decreased $8.9 million compared with $13.9 million in fiscal 2019. The decrease in our net cash provided by our operating activities is mostly due to lower earnings and slower cash collections on accounts receivable stemming from the COVID-19 global pandemic.

Our net cash provided by operating activities in fiscal 2020 and fiscal 2019 reflects cash flows from operating activities for both our continuing operations and our discontinued operation. Our discontinued operation had net cash used in operating activities totaling $(2.3) million and $(1.5) million for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash used in investing activities totaling $(134,000) and $(54,000) for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp, Inc. and the owner of the noncontrolling interest of eLuxury totaling $2.4 million and $1.5 million during fiscal 2020 and 2019, respectively. We believe our liquidity will improve in the absence of our home accessories segment due to the significant losses that were incurred and the funding of working capital requirements through loans and capital contributions.

At May 3, 2020, our outstanding borrowings totaled $38.4 million, which consisted of $29.8 million outstanding under our domestic bank credit facility, $1.0 million outstanding under our China credit facility, and the $7.6 million PPP Loan. During the first quarter of fiscal 2021, we repaid in full the PPP Loan and all of the borrowings that were outstanding under our lines of credit at May 3, 2020, and currently we have no outstanding borrowings under our line of credit agreements.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

By Geographic Area

We currently hold cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) in the U.S. and our foreign jurisdictions to support operational requirements, to mitigate our risk related to foreign exchange rate fluctuations, and for U.S. and foreign income tax planning purposes.

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

	May 3,	April 28,
(dollars in thousands)	2020	2019
United States	$65,327	$33,078
China	10,531	9,670
Canada	1,160	2,196
Cayman Islands	42	64
	$77,060	$45,008

As discussed above, the increase in our cash investments, specifically in the U.S., as of May 3, 2020, compared with April 28, 2019, is attributable to proceeds received during the fourth quarter of fiscal 2020 from borrowings taken under our domestic line of credit and receipt of the PPP Loan totaling $29.8 million and $7.6 million, respectively. These amounts were borrowed in response to the disruption from the COVID-19 global pandemic and the uncertainty relating to its duration and overall effect on our business.

Dividend Program

On July 1, 2020, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.105 per share. This payment will be made on or about July 17, 2020, to shareholders of record as of July 10, 2020.

During fiscal 2020, dividend payments totaled $5.1 million, all of which represented our regular quarterly cash dividend payments ranging from $0.10 per share to $0.105 per share.

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

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market conditions, and other factors we consider relevant.

Common Stock Repurchases

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During fiscal 2020, we purchased 142,496 shares of our common stock at a cost of $1.7 million, leaving approximately $3.3 million available under the share repurchase program approved by the board of directors in September 2019. The board of directors subsequently approved an increase in the company’s share repurchase authorization back up to a total of $5.0 million in March 2020. However, as part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty.

During fiscal 2019, we purchased 160,823 shares of our common stock at a cost of $3.3 million. During fiscal 2018, there were no repurchases of our common stock.

At May 3, 2020, we had $5.0 million available for additional repurchases of our common stock.

Working Capital

Accounts receivable at May 3, 2020, were $25.1 million, an increase of $1.7 million, or 7%, compared with $23.4 million at April 29, 2019. This trend reflects slower cash collections on accounts receivable and a decrease in net sales that emerged during the fourth quarter of fiscal 2020 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the fourth quarter of fiscal 2020 because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic. Days’ sales in accounts receivable were 47 days and 30 days during the fourth quarters of fiscal 2020 and 2019, respectively. Net sales for the fourth quarter of fiscal 2020 were $47.4 million, a decrease of $19.6 million, or 29%, compared with $67.0 million for the fourth quarter of fiscal 2019.

Inventories as of May 3, 2020, were $47.9 million, which is comparable with $47.6 million as of April 28, 2019. Our inventories were consistent despite the significant decrease in net sales during the fourth quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019. This is due mostly to excess inventory purchases compared with actual demand trends, which were significantly lower than expected due to the COVID-19 pandemic.

Accounts payable - trade as of May 3, 2020, were $23.0 million, which is comparable with $22.7 million as of April 28, 2019. This trend is consistent with our static inventory balances noted above. Inventory turns were 3.6 during the fourth quarter of fiscal 2020 compared with 4.6 during the fourth quarter of fiscal 2019.

Operating working capital (accounts receivable and inventories, less deferred revenue and accounts payable-trade and capital expenditures) was $49.4 million at May 3, 2020, compared with $47.7 million at April 28, 2019. Operating working capital turnover was 5.1 in fiscal 2020 compared with 5.7 in fiscal 2019.

Financing Arrangements

Revolving Credit Agreements

Currently, we have revolving credit agreements with banks for our U.S. parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to the U.S. to take advantage of the TCJA, which allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

Overall

Our loan agreements require, among amount other things, that we maintain compliance with certain financial covenants. As of May 3, 2020, we were in compliance with these financial covenants.

Refer to Note 13 of the consolidated financial statements for further details of our credit agreements.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years and thereafter (in thousands) as of May 3, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Capital expenditures	$2,199	—	—	—	—	—	$2,199
Accounts payable - capital expenditures	107	—	—	—	—	—	107
Operating lease liabilities	1,831	978	541	432	253	—	4,035
Line of credit - China Operations (1)	1,015	—	—	—	—	—	1,015
Line of credit - U.S. Operations (2)	—	—	29,750	—	—	—	29,750
Paycheck Protection Plan Loan (3)	7,606	—	—	—	-	—	7,606
Interest expense	9	—	—	—	—	—	9
Total (4)	$12,767	978	30,291	432	253	—	$44,721

(1)	Credit agreement expires on December 4, 2020. The borrowings outstanding under this credit agreement as of May 3, 2020, were repaid in full in June of 2020.
(2)	Credit agreement expires on August 15, 2022. The borrowings outstanding under this credit agreement as of May 3, 2020, were repaid in full in June of 2020.
(3)	This loan was repaid in full on May 13, 2020.
(4)

As of May 3, 2020, we had unrecognized income tax benefits of $1.3 million that was classified as income taxes-payable long-term in the fiscal 2020 Consolidated Balance Sheet. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures

Capital expenditures on a cash basis were $4.6 million for fiscal 2020, compared with $4.7 million (of which $1.4 million was vendor financed) for fiscal 2019. Capital expenditures for fiscal 2020 and 2019 mostly related to our mattress fabrics segment.

Depreciation expense was $7.8 million for fiscal 2020 compared with $8.1 million for fiscal 2019. Depreciation expense for fiscal 2020 and 2019 mostly related to our mattress fabrics segment.

We are currently projecting capital expenditures on a consolidated basis to be approximately $5.0 million for fiscal 2021. Additionally, we are currently projecting depreciation expense on a consolidated basis to be approximately $7.0 million for fiscal 2021. The estimated capital expenditures and depreciation expense for fiscal 2021 primarily relate to our mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in our capital expenditure plans and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

Refer to Note 15 of the consolidated financial statements for further details of our accounts payable – capital expenditures.

Commitments

Refer to Note 15 of the consolidated financial statements for further details of our lease and purchase commitments – capital expenditures.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.0 million, $4.2 million, and $4.6 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $36.5 million, or 14.2% of net sales, in fiscal 2020, $41.6 million, or 14.8% of net sales, in fiscal 2019, and $60.0 million, or 18.5% of net sales, in fiscal 2018.

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

Accounts Receivable - Allowance for Doubtful Accounts

As of May 3, 2020, accounts receivable totaled $25.1 million, of which $12.2 million and $12.9 million pertained to our mattress fabrics segment and upholstery fabrics segment, respectively. Additionally, as of May 3, 2020, the aggregate accounts receivable balance of our ten largest customers was $11.8 million, or 47% of trade accounts receivable. No customers within any of our business segments accounted for more than 10% of our consolidated accounts receivable balance as of May 3, 2020.

We continuously perform credit evaluations of our customers, considering numerous factors including customers’ financial position, past payment history, cash flows, and management ability; historical loss experience; and economic conditions and prospects. Once evaluated, each customer is assigned a credit grade, which may be adjusted as warranted. Significant management judgment and estimates must be used in connection with establishing the reserve for allowance for doubtful accounts. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

The reserve balance for doubtful accounts was $472,000 and $393,000 at May 3, 2020, and April 28, 2019, respectively.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand in each product to decide which patterns and styles to hold in inventory, the increasing availability of low-cost imports and shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain fabric patterns. As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve, and fifteen-month categories. We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on current market values at that time as compared to their current carrying values. While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

Goodwill

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, our business was classified into four reporting units during fiscal 2020: mattress fabrics, upholstery fabrics, Read Window Products, LLC, and home accessories. Effective March 31, 2020, we sold our entire ownership interest in eLuxury to the holder of its noncontrolling interest, and our home accessories reporting unit was eliminated at such time. As a result of this sale, we met the criteria outlined in ASC Topic 205-20 for our goodwill to be classified as held for sale and the results of operations and assets and liabilities for our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements (see Note 3 to the consolidated financial statements for further details).

ASC Topic 350 requires us to assess goodwill for impairment annually or between annual tests if we believe certain indicators of impairment exist. Such indicators could include, but are not limited to, (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) overall decline in financial performance, such as negative and declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. We first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income, discounted cash flows, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

See Notes 8 and 9 to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

Income Taxes

Deferred Income Taxes - Overall

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets, liabilities, and our U.S. loss carryforwards and foreign income tax credits at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred income taxes of a change in income tax rates is recognized in income tax expense (benefit) in the period that includes the enactment date.

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

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded valuation allowance as of May 3, 2020 and April 28, 2019.

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

For fiscal 2019 and beyond, the TCJA allows a U.S. corporation a 100% dividend received deduction for accumulated earnings and profits from a 10% owned foreign corporation. Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by foreign subsidiaries at the time their accumulated earnings and profits are distributed.

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with our undistributed earnings from our foreign subsidiaries as of May 3, 2020 and April 28, 2019, respectively.

Uncertainty In Income Taxes

In accordance with ASC Topic 740, we must recognize the income tax effect from an uncertain income tax position only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The income tax effect recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

Refer to Note 14 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Stock-Based Compensation

ASC Topic 718, “Compensation-Stock Compensation,” requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and our board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period.

Compensation expense for our time-based restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Our common stock awards issued to our board of directors vest immediately, and therefore, compensation cost was measured at the closing price of our common stock on the date of grant and recognized in full at that time. Compensation expense for performance- based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. For performance goals that are not probable of occurrence, no compensation expense will be recognized. For performance goals that were previously deemed probable and subsequently were not or are not expected to be met, previously recognized compensation cost will be reversed.

We recorded $614,000, $130,000 million, and $2.2 million of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2020, 2019, and 2018, respectively.

Our equity incentive plans are described more fully in Note 16 of the consolidated financial statements.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2020.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2021 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.75% at May 3, 2020) as a variable spread over LIBOR based on Culp's ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of May 3, 2020, there were outstanding borrowings of $29.8 million pursuant to our U.S. revolving credit agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate (applicable interest rate of 2.41% at May 3, 2020) determined by the Chinese government. As of May 3, 2020, there were outstanding borrowings of $1.0 million pursuant to our credit agreement associated with our operations located in China.

During the first quarter of fiscal 2021, we repaid in full all borrowings that were outstanding at May 3, 2020, under both our U.S. revolving credit agreement and our credit agreement associated with our operations located in China, such that we currently have no outstanding borrowings under either agreement.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at May 3, 2020, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of May 3, 2020 and April 28, 2019, the related consolidated statements of net (loss) income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 3, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 3, 2020 and April 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 17, 2020 expressed an unqualified opinion.

Change in accounting principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for lease obligations in fiscal 2020 due to the adoption of Accounting Standards Codification subtopic ASC 842 Leases.

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

Charlotte, North Carolina

July 17, 2020

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 3, 2020 and April 28, 2019	2020	2019
ASSETS
current assets:
cash and cash equivalents	$69,790	$40,008
short-term investments - available for sale	923	—
short-term investments - held to maturity	4,271	5,001
accounts receivable, net	25,093	23,373
inventories	47,907	47,564
current income taxes receivable	1,585	776
current assets held for sale - discontinued operation	—	3,707
other current assets	2,116	2,816
total current assets	151,685	123,245
property, plant and equipment, net	43,147	46,479
goodwill	—	13,569
intangible assets	3,380	3,899
long-term investments - rabbi trust	7,834	7,081
long-term investments - held-to-maturity	2,076	—
right of use asset	3,903	—
noncurrent income taxes receivable	—	733
investment in unconsolidated joint venture	1,602	1,508
long-term note receivable affiliated with discontinued operation	—	830
deferred income taxes	793	457
noncurrent assets held for sale - discontinued operation	—	22,112
other assets	664	643
total assets	$215,084	$220,556
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
line of credit - China operations	$1,015	$—
Paycheck Protection Program loan	7,606	—
accounts payable - trade	23,002	22,734
accounts payable - capital expenditures	107	68
operating lease liability - current	1,805	—
deferred revenue	502	399
accrued expenses	5,687	8,632
accrued restructuring costs	—	124
current liabilities held for sale - discontinued operation	—	2,213
income taxes payable - current	395	1,022
total current liabilities	40,119	35,192
line of credit - U.S. operations	29,750	—
accrued expense - long-term	167	333
operating lease liability - long-term	2,016	—
contingent consideration affiliated with discontinued operation	—	5,856
income taxes payable - long-term	3,796	3,249
deferred income taxes	1,818	3,176
deferred compensation	7,720	6,998
noncurrent liabilities held for sale - discontinued operation	—	1,505
total liabilities	85,386	56,309
commitments and contingencies (notes 13 and 15)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,284,946 at May 3, 2020 and 12,391,160 at April 28, 2019	615	620
capital contributed in excess of par value	42,582	43,694
accumulated earnings	86,511	115,579
accumulated other comprehensive (loss) income	(10)	40
total shareholders' equity attributable to Culp Inc.	129,698	159,933
non-controlling interest - discontinued operation	—	4,314
total equity	129,698	164,247
total liabilities and equity	$215,084	$220,556

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

For the years ended May 3, 2020, April 28, 2019, and April 29, 2018

(dollars in thousands, except per share data)	2020	2019	2018
net sales	$256,166	$281,325	$323,725
cost of sales	(215,668)	(235,556)	(259,092)
gross profit from continuing operations	40,498	45,769	64,633
selling, general and administrative expenses	(34,424)	(33,243)	(37,172)
asset impairments	(13,712)	—	—
restructuring credit	70	825	—
(loss) income from continuing operations	(7,568)	13,351	27,461
interest expense	(106)	(35)	(94)
interest income	897	789	534
other expense	(902)	(1,383)	(1,018)
(loss) income before income taxes from continuing operations	(7,679)	12,722	26,883
income tax expense	(3,354)	(6,537)	(5,740)
loss from investment in unconsolidated joint venture	(125)	(114)	(266)
net (loss) income from continuing operations	(11,158)	6,071	20,877
loss before income taxes from discontinued operation	(17,577)	(726)	—
income tax benefit	68	113	—
net loss from discontinued operation	(17,509)	(613)	—
net (loss) income	$(28,667)	$5,458	$20,877
net (loss) income from continuing operations per share-basic	$(0.90)	$0.49	$1.68
net (loss) income from continuing operations per share-diluted	$(0.90)	$0.48	$1.65
net loss from discontinued operation per share-basic	$(1.41)	$(0.05)	$—
net loss from discontinued operation per share-diluted	$(1.41)	$(0.05)	$—
net (loss) income from per share-basic	$(2.32)	$0.44	$1.68
net (loss) income per share-diluted	$(2.32)	$0.43	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended May 3, 2020, April 28, 2019, and April 29, 2018

	2020	2019	2018
net (loss) income	$(28,667)	$5,458	$20,877

other comprehensive (loss) income

unrealized gain (loss) on foreign currency cash flow hedge, net of tax

unrealized holding loss on foreign currency cash flow hedge	—	(9)	(55)
reclassification adjustment for realized loss on foreign currency cash flow hedge	—	64	—
total unrealized gain (loss) on foreign currency cash flow hedge	—	55	(55)

unrealized (loss) gain on investments, net of tax

unrealized holding losses on investments	(60)	(24)	(26)
reclassification adjustment for realized loss included in net income	10	94	—
total unrealized (loss) gain on investments	(50)	70	(26)

total other comprehensive (loss) income	(50)	125	(81)

comprehensive (loss) income	(28,717)	5,583	20,796
Plus: comprehensive loss attributable to non-controlling interest
associated with discontinued operation	4,674	218	—
comprehensive (loss) income attributable to Culp Inc. common shareholders	$(24,043)	$5,801	$20,796

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shareholders' equity attributable to Culp Inc.
(dollars in thousands, except common stock shares)			Capital		Accumulated		Non-Controlling
			Contributed		Other		Interest
For the years ended May 3, 2020, April 28, 2019	Common Stock		in Excess	Accumulated	Comprehensive		Discontinued	Total
and April 29, 2018	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Operation	Equity
Balance, April 30, 2017	12,356,631	$618	$47,415	$100,601	$(4)	$148,630	$—	$148,630
net income	—	—	—	20,877	—	20,877	—	20,877
stock-based compensation	—	—	2,212	—	—	2,212	—	2,212
unrealized loss on foreign currency cash flow hedge instrument	—	—	—	—	(55)	(55)	—	(55)
unrealized loss on investments					(26)	(26)		(26)
common stock issued in connection with vesting of performance-based restricted stock units	118,845	6	(6)	—	—	—	—	—
fully vested common stock award	4,800	—	—	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	1,200	—	—	—	—	—	—	—
common stock issued in connection with exercise of stock options	15,600	1	110	—	—	111	—	111
common stock surrendered for the cost of stock option exercises and withholding taxes payable	(46,800)	(2)	(1,528)	—	—	(1,530)	—	(1,530)
dividends paid	—	—	—	(6,843)	—	(6,843)	—	(6,843)
Balance, April 29, 2018	12,450,276	623	48,203	114,635	(85)	163,376	—	163,376
net income (loss)	—	—	—	5,676	—	5,676	(218)	5,458
acquisition of subsidiary with non-controlling interest - discontinued operation	—	—	—	—	—	—	4,532	4,532
stock-based compensation	—	—	130	—	—	130	—	130
unrealized gain on foreign currency cash flow hedge instrument	—	—	—	—	55	55	—	55
unrealized gain on investments	—	—	—	—	70	70	—	70
common stock issued in connection with vesting of performance-based restricted stock units	136,996	7	(7)	—	—	—	—	—
fully vested common stock award	6,548	—	—	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	1,200	—	—	—	—	—	—	—
common stock surrendered for withholding taxes payable	(43,037)	(2)	(1,317)	—	—	(1,319)	—	(1,319)
common stock repurchased	(160,823)	(8)	(3,315)	—	—	(3,323)		(3,323)
dividends paid	—	—	—	(4,732)	—	(4,732)	—	(4,732)
Balance, April 28, 2019	12,391,160	620	43,694	115,579	40	159,933	4,314	164,247
net loss	—	—	—	(23,993)	—	(23,993)	(4,674)	(28,667)
capital contribution from non-controlling interest - discontinued operation	—	—	—	—	—	—	360	360
stock-based compensation	—	—	614	—	—	614	—	614
unrealized loss on investments	—	—	—	—	(50)	(50)	—	(50)
common stock issued in connection with vesting of performance-based restricted stock units	15,638	1	(1)	—	—	—	—	—
fully vested common stock award	23,664	1	(1)	—	—	—	—	—
common stock surrendered for withholding taxes payable	(3,020)	—	(51)	—	—	(51)	—	(51)
common stock repurchased	(142,496)	(7)	(1,673)	—	—	(1,680)	—	(1,680)
dividends paid	—	—	—	(5,075)	—	(5,075)	—	(5,075)
Balance, May 3, 2020	12,284,946	$615	$42,582	$86,511	$(10)	$129,698	$—	$129,698

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 3, 2020, April 28, 2019, and April 29, 2018

(dollars in thousands)	2020	2019	2018
cash flows from operating activities:
net (loss) income	$(28,667)	$5,458	$20,877
adjustments to reconcile net (loss) income to net cash provided by operating activities:
depreciation	7,827	8,117	7,672
amortization	647	780	351
asset impairments	33,914	—	—
reversal of contingent consideration associated with discontinued operation	(6,081)	—	—
loss on disposal of discontinued operation	1,606	—	—
stock-based compensation	614	130	2,212
deferred income taxes	(1,694)	2,027	(2,482)
gain on sale of property, plant, and equipment	(238)	(1,452)	—
loss from investment in unconsolidated joint venture	125	114	266
realized loss on sale of short-term investments (available for sale)	10	94	—
foreign currency exchange loss (gain)	109	(17)	66
changes in assets, liabilities and, net of effects acquisition and disposal of business:
accounts receivable	(1,994)	2,339	(299)
inventories	(837)	3,841	(24)
other current assets	342	41	226
other assets	(48)	(65)	(81)
accounts payable-trade	499	(3,427)	(4,028)
accrued expenses and deferred compensation	(1,017)	(1,492)	(1,562)
deferred revenue	103	(410)	(94)
accrued restructuring costs	(124)	124	—
income taxes	(126)	(2,329)	4,373
net cash provided by operating activities	4,970	13,873	27,473
cash flows from investing activities:
net cash paid for acquisition of assets	—	(12,096)	(4,541)
capital expenditures	(4,585)	(3,261)	(8,005)
proceeds from the sale of equipment	672	1,894	6
proceeds from long-term note receivable associated with discontinued operation	1,523	—	—
investment in unconsolidated joint venture	(220)	(120)	(661)
proceeds from the sale of short-term investments (available for sale)	6,606	2,458	—
proceeds from the sale of short-term investments (held to maturity)	6,100	25,680	—
purchase of short-term investments (available for sale)	(7,555)	(10)	(49)
purchase of short-term and long-term investments (held-to-maturity)	(7,465)	—	—
proceeds from the sale of long-term investments (rabbi trust)	—	1,233	57
purchase of long-term investments (rabbi trust)	(788)	(1,011)	(1,902)
proceeds from life insurance policy	—	394	—
payments on life insurance policy	—	—	(18)
net cash (used in) provided by investing activities	(5,712)	15,161	(15,113)
cash flows from financing activities:
proceeds from lines of credit	30,765	12,000	19,000
payments associated with lines of credit	—	(12,000)	(19,000)
proceeds from Paycheck Protection Program loan	7,606	—	—
payments on vendor-financed capital expenditures	—	(1,412)	(3,750)
proceeds from subordinated loan payable associated with the
noncontrolling interest of discontinued operation	250	675	—
cash paid for acquisition of business	(1,532)	—	—
dividends paid	(5,075)	(4,732)	(6,843)
repurchases of common stock	(1,680)	(3,323)	—
common stock surrendered for withholding taxes payable	(51)	(1,319)	(1,530)
capital contribution associated with the noncontrolling interest
of discontinued operation	360	—	—
payments for debt issuance costs	—	(50)	—
proceeds from common stock issued	—	—	111
net cash provided by (used in) financing activities	30,643	(10,161)	(12,012)
effect of exchange rate changes on cash and cash equivalents	(119)	(93)	85
increase in cash and cash equivalents	29,782	18,780	433
cash and cash equivalents at beginning of year	40,008	21,228	20,795
cash and cash equivalents at end of year	$69,790	$40,008	$21,228

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly-owned mattress fabric operations located in Stokesdale, NC, High Point, NC, Quebec, Canada, and a fifty percent owned cut and sew mattress cover operation located in Haiti.

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly-owned upholstery fabric operations located in Shanghai, China, Burlington, NC, and a recently acquired business located in Knoxville, TN (see Note 2 of the consolidated financial statements for further details regarding this business combination).

Discontinued Operation – Home Accessories Segment

Effective June 22, 2018, we acquired an 80% ownership interest in eLuxury, LLC (“eLuxury”), a company that offers bedding accessories and home goods directly to consumers and businesses through its e-commerce platform. eLuxury’s financial information was included in our home accessories segment.

Effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder as part of our comprehensive response to the challenging conditions arising from the COVID-19 global pandemic. As a result of this sale, our home accessories segment was eliminated at such time, and therefore its results of operations and assets and liabilities were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. See Note 3 of the consolidated financial statements for further details.

Basis of Presentation

The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which are required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2020, 2019, and 2018.

Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of Culp, Inc., entered into a joint venture agreement, pursuant to which Culp International owns fifty percent of CLASS International Holdings, Ltd (CLIH).

Culp’s investment in CLIH will be accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e. CLIH) that is not consolidated but over which the reporting entity (i.e. Culp Inc.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors including, representation on the investee’s board of directors, voting rights, and ownership level. Under the equity method of accounting, CLIH’s accounts are not included within our Consolidated Balance Sheets and Statements of Net (Loss) Income. Our share of earnings and losses from CLIH will be reflected in the caption “Income (loss) from investment in unconsolidated joint venture” in the Consolidated Statements of Net (Loss) Income. Our carrying value in CLIH is reflected in the caption “Investment in unconsolidated joint venture” in our Consolidated Balance Sheets.

If our carrying value in CLIH is reduced to zero, no further losses will be recorded in our consolidated financial statements. However, if CLIH subsequently reports income, we will not record our share of such income until it equals the amount of its share of losses previously recognized.

Discontinued Operation – Home Accessories Segment

Consolidation

As a result of the fiscal 2019 acquisition of our 80% ownership interest in eLuxury, we previously included all the accounts of eLuxury in our consolidated financial statements and eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the noncontrolling interest in eLuxury was excluded from net income (loss) attributable to Culp Inc. common shareholders.

Substantive Profit-Sharing Provisions

In connection with the fiscal 2019 acquisition of our 80% ownership in interest in eLuxury, we entered into an Equity Purchase Agreement (Equity Agreement) that contained substantive profit-sharing provisions which explicitly stated the ownership interests as of the acquisition date of June 22, 2018, and the allocation of net income or loss between us, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement stated as of the acquisition date, we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, eLuxury’s net income or loss, future capital contributions and equity distributions were allocated at a percentage of 70% to or from us and 30% to or from the noncontrolling interest holder. Also, the Equity Agreement included certain loss limitations pursuant to which net losses allocated pursuant to the Equity Agreement would not exceed the maximum amount of net loss that could be allocated without causing any owners to have a capital account deficit as defined in the agreement

The carrying value of our controlling interest and the noncontrolling interest was recorded based on the terms of the substantive profit-sharing provisions of the Equity Agreement. As a result, eLuxury’s total net asset balance of $1.9 million as of March 31, 2020, (the disposal date) represented the carrying value of our controlling interest.

Deconsolidation

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated eLuxury from our consolidated financial statements on March 31, 2020, the effective date of the sale agreement, and recognized a loss on disposal of discontinued operation totaling $1.9 million, which is included in net loss from discontinued operation in the fiscal 2020 Consolidated Statement of Net Loss. The $1.9 million loss on disposal of discontinued operation represented the entire carrying amount of eLuxury’s assets less liabilities as of the disposal date of March 31, 2020. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury or retain a noncontrolling interest in eLuxury. Additionally, based on the terms of the substantive profit-sharing provisions stated in the Equity Agreement, the noncontrolling interest did not have a carrying amount for their interest in eLuxury. See Note 3 “Overview” for description of consideration.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2020 included 53 weeks and fiscal 2019 and 2018 each included 52 weeks.

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

A summary of our cash and cash equivalents by geographic area follows:

	May 3,	April 28,
(dollars in thousands)	2020	2019
United States	$58,057	$28,078
China	10,531	9,670
Canada	1,160	2,196
Cayman Islands	42	64
	$69,790	$40,008

Throughout the year, we have cash balances regarding our U.S. operations of more than the federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments (Available for Sale)

As of May 3, 2020, our short-term investments consisted of bond funds that were classified as available-for-sale and had an accumulated unrealized loss totaling $9,000. As of May 3, 2020, our short-term investments were recorded at its fair value of $923,000 and the fair value of our short-term investments approximated its cost basis.

A summary of our short-term investments by geographic area follows:

	May 3,	April 28,
(dollars in thousands)	2020	2019
United States	$923	$—

Long-Term Investments (Rabbi Trust)

We have a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) that enables our participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale.

Our long-term investments are classified as available for sale and were recorded at their fair value of $7.8 million and $7.1 million at May 3, 2020, and April 28, 2019, respectively. Our long-term investments had an accumulated unrealized gain totaling $19,000 and $40,000 at May 3, 2020, and April 28, 2019, respectively.  The fair value of our long-term investments associated with our Rabbi Trust approximates its cost basis.

Investments (Held-To-Maturity)

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with original maturities that range from 2 to 10 years, all of which have remaining maturities of less than 2 years as of May 3, 2020. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and recorded amortized cost.

At May 3, 2020, the amortized cost of our held-to-maturity investments was $6.3 million and the fair value was $6.4 million. At April 28, 2019, the amortized cost and fair value of our held-to-maturity investments were $5.0 million.

Our bond investments were classified as level 2 as they were traded over the counter within a broker network and not on an active market. The fair value of our U.S. corporate bonds was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective U.S. corporate bond.

Accounts Receivable

Substantially all our accounts receivable was due from manufacturers in the bedding and furniture industries.  We grant credit to customers and generally do not require collateral.  We record an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of our customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects.  We do not have any off-balance sheet credit exposure related to our customers.

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

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized.  Maintenance, repairs, and minor renewals are expensed as incurred.  When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.  Amounts received on disposal less the book value of assets sold are charged or credited to income from operations.

Management reviews long-lived assets, which consist principally of property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount is the new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan and would be reported separately as assets held for sale in the Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred. We presented advertising costs totaling $1.7 million and $2.2 in discontinued operations during fiscal 2020 and 2019, respectively. No advertising costs were presented in discontinued operations during fiscal 2018. There were no advertising costs presented in continuing operations during each fiscal year 2020, 2019, or 2018.

Interest Costs

Total interest costs incurred were $190,000, $65,000, and $194,000 during fiscal 2020, 2019, and 2018, respectively. Of the total interest costs incurred of $190,000 during fiscal 2020, $106,000 and $84,000 were presented in continuing operations and discontinued operations, respectively. Of the total interest costs incurred of $65,000 during fiscal 2019, $35,000 and $30,000 were presented in continuing operations and discontinued operations, respectively. The total interest cost incurred of $194,000 during fiscal 2018 was associated with our continuing operations.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2020 or 2019. Interest costs of $100,000 were capitalized for the construction of qualifying fixed assets during fiscal 2018 and were all associated with continuing operations.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company’s Canadian and Chinese subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary asset and liabilities such as property, plant, and equipment are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net (Loss) Income in the period in which they occur.

A summary of our foreign currency exchange (losses) gains by geographic area follows:

(dollars in thousands)	2020	2019	2018
China	$42	$—	$(298)
Canada	(138)	2	(8)
Euro foreign exchange contract	—	(64)	—
	$(96)	$(62)	$(306)

See Note 18 to the consolidated financial statements for additional details regarding our Euro foreign exchange contract.

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into our four reporting units during fiscal 2020: mattress fabrics, upholstery fabrics, Read Window Products, LLC, and home accessories. Effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder and our home accessories reporting unit was eliminated at such time. As a result of this sale, we met the criteria outlined in ASC Topic 205-20 for our goodwill to be classified as held for sale and results of operations and assets and liabilities for our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements (see Note 3 to the consolidated financial statements for further details).

ASC Topic 350 requires us to assess goodwill for impairment annually (the last day of our fiscal year) or between annual tests if we believe certain indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) overall decline in financial performance such as negative and declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test. The quantitative impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income, discounted cash flows, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of our third quarter and annual impairment assessments during the fourth quarter, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during fiscal 2020. Of the total $33.9 million, $20.2 million, and $13.7 million were reported in discontinued operations and continuing operations, respectively. Also, of the total $33.9 million asset impairment charges, $27.2 million and $6.7 pertained to goodwill and tradenames, respectively. Due to the asset impairment charges of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of May 3, 2020.

No asset impairment charges were recorded during fiscal 2019 and 2018.

See Notes 8 and 9 of the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative test.

Income Taxes

Deferred Income Taxes – Overall

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets, liabilities, and our U.S. loss carryforwards and foreign income tax credits at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income tax expense (benefit) in the period that includes the enactment date.

Deferred Income Taxes – Valuation Allowance

We evaluate our deferred income taxes to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard with significant weight being given to evidence that can be objectively verified. Since we operate in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

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

Uncertainty in Income Taxes

We recognize the tax effect from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

Revenue from Contracts with Customers

On April 30, 2018 (the beginning of fiscal 2019), we adopted ASU 2014-09 “Revenue from Contracts with Customers” (ASC Topic 606 or the “new standard”). ASC Topic 606 requires us to disclose significant judgments and changes in judgments in applying the new standard that significantly affect the determination of the amount and timing of revenue from contracts with customers.

The application of the new standard did not materially affect our accounting policies followed in fiscal year 2018 with regards to revenue recognition, determination of transaction prices, and revenue measurement. However, as required by ASC Topic 606, we recorded a reclassification adjustment from a contra account applied to accounts receivable to accrued expenses for estimated sales returns and allowances totaling $1.2 million.

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of May 3, 2020, will be satisfied within one year or less.

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

Our mattress fabrics and upholstery fabrics business segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of sale. Customers must receive authorization prior to returning products. Our former home accessories business segment allowed returns for any reason provided the product is returned within the stated time frame, generally 30 days, unless the product was customized in which case of a defect must be present in order to return the product. Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are recorded within accrued expenses. We record estimates for sales returns on a gross basis rather than a net basis and an estimate for a right of return asset is recorded in other current assets and cost of goods sold. Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates are based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period as determined using historical data and projections.

We evaluated the nature of our warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.0 million, $4.2 million, and $4.6 million fiscal 2020, 2019, and 2018, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Leases

On April 29, 2019 (the beginning of fiscal 2020), we adopted ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose certain key information about their leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability for certain lease contracts.  Topic 842 provides several practical expedients that could be applied after adopting the new standard. We elected the short-term lease exemption, and therefore, we will not recognize ROU assets or lease liabilities for leases shorter than twelve months. We did not elect the practical expedient to combine lease and non-lease components for any class of assets and will account for lease components separately from non-lease components.

We lease manufacturing facilities, office space, distribution centers, and equipment under operating lease arrangements. We determine if an arrangement is a lease at its inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Operating leases with an initial term of 12 months or less are not recognized in our Consolidated Balance Sheets. We recognize a ROU asset and lease liability on the commencement date of a lease arrangement based on the present value of lease payments over the lease term.

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

Stock-Based Compensation

Our equity incentive plans are described more fully in Note 16 to the notes to the consolidated financial statements. ASC Topic 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units are recorded based on an assessment each reporting period of the probability if certain performance goals are to be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense was recognized. Previously recognized compensation cost on performance goals that were previously deemed probable and subsequently were not met or not expected to be met is reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments. The fair value measurements of our financial instruments are described more fully in Note 17 of the consolidated financial statements.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, lines of credit (which were repaid in full during the first quarter of fiscal 2021), accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC Topic 350, Intangibles - Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. On April 29, 2019, we elected to early adopt ASU 2017-04, and the adoption will affect our consolidated financial statements if we conclude that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative goodwill impairment test.

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

The adoption of Topic 842 had a material effect on our Consolidated Balance Sheets and increased the required disclosures in our notes to the consolidated financial statements (see note 15 for further details). The most significant effect related to the recognition of ROU assets totaling $7.2 million that were mostly offset by the recognition of lease liabilities totaling $7.1 million in our Consolidated Balance Sheets. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Net (Loss) Income or our Consolidated Statement of Cash Flows.

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

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

2.	BUSINESS COMBINATION

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
$5,680

Assets Acquired

We recorded customer relationships at fair market value based on a multi-period excess earnings valuation model. These customer relationships are being amortized on a straight-line basis over their nine-year useful life. We recorded the tradename at fair market value based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, is not being amortized. Equipment will be depreciated on a straight-line basis over useful lives ranging from three to ten years.

The goodwill related to this acquisition was attributable to Read’s reputation with the products and services they provide and the collective experience of management with regards to its operations, customers, and industry. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

In accordance ASC Topic 350, we performed our annual assessment to determine if any impairment of our goodwill associated with this reporting unit existed as of May 3, 2020. As a result of our annual assessment, we recorded an impairment charge of $2.1 million for the entire goodwill balance. See Notes 9 and 17 located in the notes to the consolidated financial statements for further details regarding our annual assessment that resulted in the impairment of the entire goodwill balance associated with this reporting unit.

Contingent Consideration

The Asset Agreement contains a contingent consideration arrangement that required us to pay a former shareholder of Read an earn-out payment based on adjusted EBITDA, as defined in the Asset Agreement, for calendar year 2018 in excess of fifty percent of a pre-established adjusted EBITDA. Based on actual financial results in relation to the pre-established adjusted EBITDA target, a contingent payment was not required under the terms of the Asset Agreement, and therefore, no contingent liability has been recorded.

Other

Acquisition costs totaling $339,000 were included in selling, general, and administrative expenses in our fiscal 2018 Consolidated Statement of Net Income.

Actual revenue and net income for the month of April 2018 were included in our fiscal 2018 Consolidated Statement of Net Income and totaled $880,000 and $5,000, respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal years ending May 3, 2020, April 28, 2019, and April 29, 2018, have been prepared as if this acquisition had occurred on May 1, 2017.

(dollars in thousands, except per share data)	May 3, 2020	April 28, 2019	April 29, 2018
Net Sales	$256,166	$281,325	$334,953
(Loss) income from continuing operations	(7,568)	13,351	26,799
Net (loss) income from continuing operations	(11,158)	6,071	20,455
Net loss from discontinued operation	(17,509)	(613)	—
Net (loss) income	$(28,667)	$5,458	20,455
net (loss) income from continuing operations per share-basic	$(0.90)	$0.49	$1.65
net (loss) income from continuing operations per share-diluted	$(0.90)	$0.48	$1.62
net loss from discontinued operation per share-basic	$(1.41)	$(0.05)	$—
net loss from discontinued operation per share-diluted	$(1.41)	$(0.05)	$—
Net (loss) income per share - basic	$(2.32)	$0.44	$1.65
Net (loss) income per share - diluted	$(2.32)	$0.43	$1.62

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.	HOME ACCESSORIES SEGMENT

Acquisition

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (Equity Agreement) in which we acquired an 80% ownership interest in eLuxury, LLC (eLuxury) a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

This acquisition provided a new sales channel for eLuxury’s bedding accessories and an opportunity for us to participate in the e-commerce direct-to-consumer space.

The estimated consideration given for the 80% ownership interest in eLuxury totaled $18.1 million, of which $12.5 million represented the estimated purchase price and $5.6 million represented the estimated fair value of contingent consideration associated with an earn-out obligation. Of the $12.5 million estimated purchase price, $11.6 million was paid at closing on June 22, 2018, $185,000 was paid in August 2018, and $749,000 was paid in September 2019.

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
$18,130

As of the acquisition date, we recorded the tradename at fair market value based on the relief from royalty method. This tradename was determined to have an indefinite useful life and, therefore, was not being amortized. Equipment was depreciated on a straight-line basis over useful lives ranging from five to ten years.

The goodwill related to this acquisition was attributable to eLuxury’s reputation with the products they offered and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise. Goodwill was deductible for income tax purposes over the statutory period of fifteen years.

Other

Acquisition costs totaling $270,000 were included in selling, general, and administrative expenses in our fiscal 2019 Consolidated Statement of Net Income.

Disposal

Overview

On March 31, 2020, we sold our entire ownership interest in eLuxury to eLuxury’s noncontrolling interest holder in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into supply and royalty arrangements designed to preserve an additional sales channel for our core products. Also, this sale is expected to increase our liquidity and allows us to focus on our core businesses of upholstery and mattress fabrics and is part of our comprehensive response to the challenging business conditions arising from the COVID-19 global pandemic.

In connection with the sale of our entire ownership interest in eLuxury, (i) we received $509,500 at closing as an accelerated repayment of principal amounts previously loaned to eLuxury, together with outstanding interest, under a loan agreement between us and eLuxury; (ii) we forgave $300,000 of borrowings payable by eLuxury to us under this loan agreement; (iii) we entered into an amended and restated credit and security agreement with eLuxury and the buyer (former noncontrolling interest holder) (together, the “Borrowers”), pursuant to which the Borrowers agreed to repay an additional $1 million previously loaned to eLuxury within thirty days of the closing of the sale transaction (and which amount was secured by the assets of both Borrowers); and (iv) eLuxury agreed to pay $613,000 within sixty days of the sale transaction in satisfaction of certain trade accounts payable due from eLuxury to us.

The remaining $1 million we previously loaned to eLuxury and the outstanding trade accounts payable balance of $613,000 due from eLuxury to us has been paid in full in accordance with the terms of the sale agreement outlined above.

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated as a result of our strategic decision to focus on our core products that we believe will increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operations” on our Consolidated Statements of Net (Loss) Income for the current and prior year periods. Additionally, assets and liabilities associated with our home accessories segment as of April 28, 2019 were reclassified from certain amounts reported in prior periods to present separately in captions titled “current assets held for sale – discontinued operation”, “noncurrent assets held for sale – discontinued operation”, “current liabilities held for sale – discontinued operation”, and “noncurrent liabilities held for sale – discontinued operation” to conform to current year financial statement presentation.

Consolidated Balance Sheets

The following is a summary of the assets and liabilities that were sold on March 31, 2020, and a reconciliation of the assets and liabilities disclosed in the notes to the consolidated financial statements to the assets and liabilities of the disposal group that are presented separately as held for sale – discontinued operation on the Consolidated Balance Sheet as of April 28, 2019:

	March 31,	April 28,
(dollars in thousands)	2020	2019
ASSETS
current assets:
cash and cash equivalents	$285	$—
accounts receivable	588	378
inventories	3,344	3,296
other current assets	170	33
total current assets held for sale - discontinued operation	4,387	3,707
property, plant, and equipment	1,694	1,910
goodwill	—	13,653
intangible asset	—	6,549
right of use asset	918	—
total noncurrent assets held for sale - discontinued operation	2,612	22,112
total assets	$6,999	$25,819
LIABILITIES AND NET ASSETS
current liabilities:
accounts -payable trade	$1,394	$1,653
operating lease liability - current	195	—
accrued expenses	351	560
total current liabilities held for sale - discontinued operation	1,940	2,213
loan payable - Culp Inc.	1,500	830
subordinated loan payable - noncontrolling interest	925	675
operating lease liability - long-term	743	—
total noncurrent liabilities held for sale - discontinued operation	3,168	1,505
total liabilities	5,108	3,718
total net assets of discontinued operation	$1,891	$22,101

Net Loss from Discontinued Operation

The following is a reconciliation of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are disclosed in the notes to the financial statements to loss from discontinued operation that are presented in the Consolidated Statements of Net (Loss) Income for fiscal years 2020, 2019, and 2018:

			(1)
(dollars in thousands)	2020	2019	2018
net sales	$13,763	$15,956	$—
cost of sales	(10,953)	(11,527)	—
gross profit	2,810	4,429	—
selling, general and administrative expenses	(4,100)	(5,162)	—
asset impairments (2)	(20,202)	—	—
reversal of contingent consideration - earn-out obligation (3)	5,856	—	—
interest expense (4)	(84)	(30)	—
other income	34	37	—
loss from discontinued operation related to major classes of loss before income taxes	(15,686)	(726)	—
loss on disposal of discontinued operation	(1,891)	—	—
loss before income taxes from discontinued operation (5)	(17,577)	(726)	—
income tax benefit	68	113	—
net loss from discontinued operation	$(17,509)	$(613)	$—

(1)	Discontinued operations were not presented in fiscal 2018 as we acquired eLuxury on June 22, 2018, which was during our fiscal 2019.
(2)

During fiscal 2020, we recorded asset impairment charges totaling $20.2 million, of which $13.6 million and $6.6 million pertained to the goodwill and tradename, respectively. Of the total asset impairment charge totaling $20.2 million, $13.6 million, and $6.6 million were recorded in the 3rd and 4th quarters, respectively. See notes 8, 9, and 17 located in the notes to the consolidated financial statements for further details of our assessments that resulted in the impairment of the goodwill and tradename associated with this discontinued operation.

(3)	See separate section below titled “Contingent Consideration” for further details.
(4)

Interest expense is directly attributable to our discontinued operations as it pertains to loans payable assumed by the buyer, (the noncontrolling interest) or required to be paid to Culp Inc. based on the terms of the sale agreement.

(5)	See separate section below titled “Consolidation and Deconsolidation” for further details.

The following is a summary of net (loss) income from continuing operations, loss from discontinued operation, and net (loss) income attributable Culp Inc. common shareholders and the noncontrolling interest for fiscal years 2020, 2019, and 2018:

(dollars in thousands)	2020	2019	2018
net (loss) income from continuing operations	$(11,158)	$6,071	$20,877
net (loss) income from continuing operations attributable to noncontrolling interest	—	—	—
net (loss) income from continuing operations attributable to Culp Inc. common shareholders	$(11,158)	$6,071	$20,877
net loss from discontinued operation	$(17,509)	$(613)	$—
net loss from discontinued operation attributable to noncontrolling interest	4,674	218	—
net loss from discontinued operation attributable to Culp Inc. common shareholders	$(12,835)	$(395)	$—
net loss (income)	$(28,667)	$5,458	$20,877
net loss from noncontrolling interest	4,674	218	—
net (loss) income attributable to Culp Inc. common shareholders	$(23,993)	$5,676	$20,877

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $(2.3) million and $(1.5) million for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash used in investing activities totaling $(134,000) and $(54,000) for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash provided by financing activities all of which were loan proceeds and capital contributions from Culp Inc. and the noncontrolling interest of eLuxury totaling $2.4 million and $1.5 million during fiscal 2020 and 2019, respectively. We believe our liquidity will be positively affected in the absence of our home accessories segment due to the significant losses that were incurred and the funding of working capital requirements though loans and capital contributions.

We incurred a $1.9 million loss on disposal of discontinued operation that was reported within loss before income taxes from discontinued operation on the fiscal 2020 Consolidated Statement of Net Loss. However, we reported a loss on disposal of discontinued operation of $1.6 million on the fiscal 2020 Consolidated Statement of Cash Flows, as the buyer (former noncontrolling interest holder) retained the cash held with eLuxury totaling $285,000.

Contingent Consideration

The Equity Agreement contained a contingent consideration arrangement that required us to pay the seller, who was also the owner of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

We were required to assess the fair value of this earn-out obligation each quarterly reporting period. Based on management’s assessment as of the end of our third quarter (February 2, 2020), as we determined it was necessary to adjust forecasted EBITDA as it relates to this earn-out obligation. This determination was based on the future outlook of our former home accessories segment and its slower than expected business improvement, as well as updated assumptions on economic conditions in the e-commerce space, combined with the upcoming timeframe for determining the amount associated with this contingent consideration arrangement. As a result of these factors, we recorded a reversal of $6.1 million for the full amount of our earn-out obligation at the end of our third quarter of fiscal 2020. In connection with the sale agreement of our entire ownership interest in eLuxury, this contingent consideration arrangement was nullified on March 31, 2020. Since the earn-out obligation was solely based on the financial performance of our home accessories segment and the contingent consideration arrangement was nullified as a result of the disposal, the reversal of this earn-out obligation is directly attributable to our discontinued operation.

Consolidation and Deconsolidation

Consolidation

As a result of the acquisition of our 80% ownership interest, we included all the accounts of eLuxury in our consolidated financial statements and eliminated all significant intercompany balances and transactions. Net income (loss) attributable to the noncontrolling interest in eLuxury was excluded from net income (loss) attributable to Culp Inc. common shareholders.

Substantive Profit-Sharing Provisions

The Equity Agreement contained substantive profit-sharing provisions which explicitly stated the ownership interests as of the acquisition date and the allocation of net income or loss between us, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement stated as of the acquisition date, we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, eLuxury’s net income or loss, future capital contributions and equity distributions were allocated at a percentage of 70% to or from us and 30% to or from the noncontrolling interest holder. Also, the Equity Agreement included certain loss limitations pursuant to which net losses allocated pursuant to the Equity Agreement would not exceed the maximum amount of net loss that could be allocated without causing any owners to have a capital account deficit as defined in the Equity Agreement.

The carrying value of our controlling interest and the noncontrolling interest was recorded based on the terms of the substantive profit-sharing provisions of the Equity Agreement. As a result, eLuxury’s total net asset balance of $1.9 million as of March 31, 2020, (the disposal date) represented the carrying value of our interest (the controlling interest holder) in eLuxury.

Deconsolidation

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated eLuxury from our consolidated financial statements on March 31, 2020 and recognized a loss on disposal of discontinued operation totaling $1.9 million. The $1.9 million loss on disposal of discontinued operation represented the entire carrying amount of eLuxury’s assets less liabilities as of the disposal date of March 31, 2020. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury or retain a noncontrolling interest in eLuxury. Additionally, based on the terms of the substantive profit-sharing provisions stated in the Equity Agreement, the noncontrolling interest did not have a carrying amount for their interest in eLuxury.

Continuing Obligations, Financial Commitments, and Continuing Relationships with the Discontinued Operation

Supply and Royalty Agreements

In connection with the sale of our entire ownership interest in eLuxury, we entered into supply and royalty agreements with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabrics products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft products, subject to our ability to provide competitive pricing and delivery terms for such products. The royalty agreement requires eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement, for sales of eLuxury’s products to certain business-to-business customers, including customers for which we referred to eLuxury prior to the sale transaction and new customer relationships we develop for eLuxury going forward, as well of eLuxury products generated by sales representatives that we develop or introduce to eLuxury.

There are no guarantees or provisions under either the supply or royalty agreements that require eLuxury to purchase a minimum amount of our products or sell a certain amount of eLuxury products to customer or through sales representatives developed or introduced by us.. As a result, the success of these agreements and the period of time in which our involvement with eLuxury is expected to continue are based on eLuxury’s ability to sell products that require mattress and upholstery fabrics and our ability to provide an additional sales channel for eLuxury to grow their business-business sales platform.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations for the all periods presented in our Consolidated Statement of (Loss) Income. Therefore, we reported both net sales and cost of sales totaling $968,000 during fiscal 2020 and $612,000 during fiscal 2019 that were previously eliminated in consolidation prior to the disposal date of March 31, 2020.

After the disposal date of March 31, 2020 and through our fiscal year end date of May 3, 2020, shipments to eLuxury totaled $7,000. Shipments for the fiscal month April 2020 were severely affected by the COVID-19 global pandemic.

Financial Guarantee

Currently, we have an agreement that guarantees 70% of any unpaid lease payments associated with eLuxury’s facility located in Evansville, Indiana. The lease agreement expires in September 2024 and requires monthly payments of $18,865. Under the terms of the sale of our controlling interest in eLuxury, the buyer (the former noncontrolling interest holder) must use commercially reasonable efforts to cause the lessor to release us from this financial guarantee of eLuxury’s lease agreement. Additionally, eLuxury, and its sole owner following the sale have indemnified us from any liabilities and obligations that we would be required to pay regarding this lease agreement.

4.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 3,	April 28,
(dollars in thousands)	2020	2019
customers	$25,649	$24,370
allowance for doubtful accounts	(472)	(393)
allowance for cash discounts	(68)	(186)
reserve for returns and allowances and discounts	(16)	(40)
	$25,093	$23,751	(1)

(1)

At April 28, 2019, accounts receivable totaled $23.8 million, of which $23.4 million and $378,000 were classified as accounts receivable and within current assets held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$(393)	$(357)	$(414)
provision for bad debts	(79)	(84)	57
write-offs, net of recoveries	—	48	—
ending balance	$(472)	$(393)	$(357)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$(226)	$(1,433)	$(1,220)
adoption of ASC Topic 606	—	1,145	—
provision for returns and allowances and discounts	(1,603)	(2,180)	(3,295)
credits issued and discounts taken	1,745	2,242	3,082
ending balance	$(84)	$(226)	$(1,433)

5.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Nature of Performance Obligations

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 2 located in the notes to the consolidated financial statement for further details), a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read is included in the upholstery fabrics segment.

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 located in the notes to the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, the results of operations associated with our home accessories segment were excluded from our continuing operations and are presented as a discontinued operation in our consolidated financial statements.

The home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

Prior to its disposal, our former home accessories segment reported net sales totaling $13.8 million and $16.0 million during fiscal 2020 and 2019, respectively. Revenue associated with the sales of home accessories products were recognized at the point-in-time when control was transferred to the customer.

Significant Judgments

See Note 1 located in the notes to the consolidated financial statements for disclosure of our accounting policies regarding our significant judgements associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  For a limited time, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as the limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of May 3, 2020 and April 28, 2019.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2020	Fiscal 2019
Beginning Balance	$399	$809
Revenue recognized on contract liabilities during the period	(2,356)	(2,725)
Payments received for services not yet rendered during the period	2,459	2,315
Ending Balance	$502	$399

Disaggregation of Revenue

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2020:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$131,412	$114,154	$245,566
Services transferred over time	—	10,600	10,600
Total Net Sales	$131,412	$124,754	$256,166

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2019:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$145,671	$125,294	$270,965
Services transferred over time	—	10,360	10,360
Total Net Sales	$145,671	$135,654	$281,325

6.	INVENTORIES

A summary of inventories follows:

(dollars in thousands)	May 3, 2020	April 28, 2019
raw materials	$7,823	$5,617
work-in-process	1,958	2,289
finished goods	38,126	42,954
	$47,907	$50,860	(1)

(1)

At April 28, 2019, inventory totaled $50.9 million, of which $47.6 million and $3.3 million were classified as inventory and within current assets held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

(dollars in thousands)	depreciable lives (in years)	May 3, 2020	April 28, 2019
land and improvements	0-10	$909	$838
buildings and improvements	7-40	31,047	30,712
leasehold improvements	**	2,288	2,180
machinery and equipment	3-12	60,703	72,641
office furniture and equipment	3-10	8,819	9,834
capital projects in progress		1,958	1,263
		105,724	117,468
accumulated depreciation		(62,577)	(69,079)
		$43,147	48,389	(1)

**	Shorter of life of lease or useful life.

(1)

At April 28, 2019, property, plant and equipment totaled $48.4 million, of which $46.5 million and $1.9 million were classified as property, plant, and equipment and within noncurrent assets held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

8.	INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	May 3, 2020	April 28, 2019
Tradenames	$540	$7,232
Customer relationships, net	2,238	2,538
Non-compete agreement, net	602	678
	$3,380	$10,448	(1)

(1)

At April 28, 2019, intangible assets totaled $10.5 million, of which $3.9 million and $6.6 million were classified as intangible assets and within noncurrent assets held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Tradename

A summary of the change in the carrying amount of our tradenames follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$7,232	683	683
acquisition of assets (note 3)	—	6,549	—
loss on impairment - continuing operations	(143)
loss on impairment - discontinued operations (note 3)	(6,549)	—	—
ending balance	$540	7,232	683

Our tradenames were recorded at their fair market values at the effective date of their acquisitions (see Notes 2 and 3 of the consolidated financial statements for further details) and were based on the relief from royalty method. As of the respective acquisition dates, our tradenames were determined to have an indefinite useful life and therefore, were not being amortized.

Continuing Operations

As of April 28, 2019, the tradename associated with our continuing operations totaled $683,000 and was associated with Read, a separate reporting unit within the upholstery fabrics segment.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess our tradenames for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual assessment of Read’s tradename as of May 3, 2020. First, we performed a qualitative assessment in which we concluded that it was more-likely-than-not that the fair value of Read’s tradename was less than its carrying amount. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more-likely-than-not that the fair value of Read’s tradename was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of Read’s tradename utilizing the relief from royalty method and comparing the respective fair value of Read’s tradename with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $143,000 in the fiscal 2020 Consolidated Statement of Net Loss.

Discontinued Operation – Home Accessories Segment

As of April 28, 2019, the tradename associated with our discontinued operation totaled $6.6 million. During the fiscal 2020, we recorded asset impairment charges totaling $6.6 million, of which $2.4 million and $4.2 million, were recorded in the 3rd and 4th quarters, respectively.

As of February 2, 2020 (the end of our third quarter), we believed indicators of impairment existed that pertained to the future outlook of our former home accessories segment and its slower than expected business improvement, as well as economic conditions that existed within the e-commerce bedding space. Since we determined it was more-likely-than-not that the fair value of the tradename associated with our former home accessories segment was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of the tradename associated with our former home accessories segment utilizing a relief from royalty method and comparing the respective fair value with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $2.4 million that is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership percentage in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believe will increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $4.2 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount. As disclosed in Note 3 located in the notes to the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. The $4.2 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$2,538	2,839	664
acquisition of assets (note 2)	—	—	2,247
amortization expense	(300)	(301)	(72)
loss on impairment	—	—	—
ending balance	$2,238	2,538	2,839

In connection with our asset purchase agreement with Read (see note 2 of the consolidated financial statements) on April 1, 2018, we purchased certain customer relationships. We recorded these customer relationships at fair market value totaling $2.2 million based on a multi-period excess earnings valuation model. These customer relationships will be amortized on a straight-line basis over their nine-year useful life.

Also, at May 3, 2020, we had customer relationships from a prior acquisition associated with our mattress fabrics segment with a carrying amount totaling $510,000. These customer relationships are being amortized on a straight-line basis over their seventeen-year useful life.

The gross carrying amount of our customer relationships was $3.1 million at May 3, 2020 and April 28, 2019. Accumulated amortization for these customer relationships was $877,000 and $577,000 at May 3, 2020 and April 28, 2019, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2021 - $301,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; and Thereafter - $733,000.

The weighted average amortization period for our customer relationships is 7.6 years as of May 3, 2020.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$678	753	828
amortization expense	(76)	(75)	(75)
loss on impairment	—	—	—
ending balance	$602	678	753

We have a non-compete agreement from a prior acquisition associated with our mattress fabrics segment that is being amortized on a straight-line basis over its fifteen-year useful life.

The gross carrying amount of this non-compete agreement was $2.0 million at May 3, 2020 and April 28, 2019. Accumulated amortization for this non-compete agreement was $1.4 million and $1.4 million at May 3, 2020 and April 28, 2019, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2021 - $75,000; FY 2022 - $75,000; FY 2023 - $75,000; FY 2024 - $75,000; FY 2025 - $75,000, and Thereafter - $227,000.

The weighted average amortization period for the non-compete agreement is 8.0 years as of May 3, 2020.

9.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2020	2019		2018
beginning balance	$27,222	$13,569		11,462
acquisition of assets (notes 2 and 3)	—	13,653		2,107
loss on impairment - continuing operations	(13,569)	—		—
loss on impairment - discontinued operation (note 3)	(13,653)	—		—
ending balance	$-	27,222	(1)	13,569

(1)

At April 28, 2019, goodwill totaled $27.2 million, of which $13.6 million was classified as goodwill and $13.6 million was classified within noncurrent assets held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

Continuing Operations

As of April 28, 2019, goodwill associated with our continuing operations totaled $13.6 million, of which $11.5 million was associated with our mattress fabrics reporting unit and $2.1 million was associated with Read, a separate reporting unit within the upholstery fabrics segment.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess goodwill for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual assessment of goodwill as of May 3, 2020. First, we performed a qualitative assessment in which we concluded that it was more-likely-than-not that the fair value of both our mattress fabrics and Read reporting units were less than their carrying amounts, including goodwill. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more-likely-than-not that the fair value for both our mattress fabrics and Read reporting units were less than their carrying amounts, we conducted a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of each of our mattress fabrics and Read reporting units utilizing a discounted cash flows method and comparing the respective fair value of our mattress fabrics and Read reporting units with their respective carrying amounts, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge totaling $13.6 million in asset impairments in the fiscal 2020 Consolidated Statement of Net Loss.

Discontinued Operation – Home Accessories Segment

As of April 28, 2019, goodwill associated with our discontinued operation totaled $13.6 million. During fiscal 2020, we recorded asset impairment charges totaling $13.6 million, of which $11.2 million and $2.4 million, were recorded in the 3rd and 4th quarters, respectively.

As of February 2, 2020 (the end of our third quarter), we believed indicators of impairment existed that pertained to the future outlook of our former home accessories segment and its slower than expected business improvement, as well as economic conditions that existed within the e-commerce bedding space. Since we determined it was more-likely-than-not that the fair value of our former home accessories reporting unit was less than its carrying amount, we performed a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of our former home accessories segment utilizing a discounted cash flows method and comparing the respective fair value of our former home accessories reporting unit with its respective carrying amount, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge totaling $11.2 million that is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership percentage in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believe will increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $2.4 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount, including goodwill. As disclosed in Note 3 of the notes to the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest resulting in the elimination of the home accessories segment, at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury. The $2.4 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owns fifty percent of CLASS International Holdings, Ltd (CLIH). CLIH produces cut and sewn mattress covers in an 80,000 square foot facility located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CLIH commenced production in the second quarter of fiscal 2018 and complements our mattress fabric operations with a reactive platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

On December 20, 2019, CLIH entered into an agreement to construct an additional plant facility totaling 40,000 square feet, which is expected to be completed in the second quarter of fiscal 2021. This new plant facility will be near our existing operations and will provide additional capacity that will enhance our ability to produce sewn covers. This agreement requires payments totaling $1.2 million, of which $600,000 was paid in February 2020, $180,000 in May 2020, with a remaining balance of $420,000 to be paid upon completion.

CLIH incurred a net loss of $250,000, $227,000, and $532,000 in fiscal 2020, 2019, and 2018, respectively. CLIH’s net loss during fiscal 2018 included initial start-up operating expenses. Culp International’s equity interest in these net losses were $125,000, $114,000, and $266,000 in fiscal 2020, 2019, and 2018, respectively.

The following table summarizes information of assets, liabilities and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	May 3, 2020	April 28, 2019
total assets	$3,338	$3,126
total liabilities	$133	$111
total members’ equity	$3,205	$3,015

At May 3, 2020 and April 28, 2019, our investment in CLIH totaled $1.6 million and $1.5 million, respectively, which represents the company’s fifty percent ownership in CLIH.

11.	ACCRUED EXPENSES

(dollars in thousands)	May 3, 2020	April 28, 2019
compensation, commissions and related benefits	$3,038	$4,229
interest	9	4
other	2,807	5,292
	$5,854	$9,525

At May 3, 2020, accrued expenses totaled $5.9 million, of which $5.7 million and $167,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. At April 28, 2019, accrued expenses totaled $9.5 million, of which $8.6 million, $333,000, and $560,000 were classified as current accrued expenses, long-term accrued expenses, and within current liabilities held for sale – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

12.	2019 UPHOLSTERY FABRICS RESTRUCTURING PLAN

On June 12, 2018, our board of directors announced the closure of our upholstery fabrics manufacturing facility located in Anderson, South Carolina. This closure was completed during the second quarter of fiscal 2019 and was due to a continued decline in demand for the products manufactured at this facility, reflecting a change in consumer style preferences.

The following summarizes our restructuring credit and related charges that were associated with this restructuring plan described above:

(dollars in thousands)	2020	2019
Inventory markdowns	$—	$1,564
Other operating costs associated with a closed facility	—	824
Employee termination benefits	(70)	661
Gain on sale of property, plant, and equipment	—	(1,486)
Restructuring credit and restructuring related charges (1) (2)	$(70)	$1,563

(1)	The $70,000 credit was recorded to restructuring credit in the accompanying fiscal 2020 Consolidated Statement of Net Loss.
(2)

Of the total net charge, a $2.3 million charge, a charge of $40,000, and a credit of $825,000 were recorded in cost of sales, selling, general and administrative expenses, and restructuring credit, respectively, in the accompanying fiscal 2019 Consolidated Statement of Net Income.

The following summarizes the activity in the restructuring accrual:

(dollars in thousands)	2020	2019
Beginning balance	$124	$—
Accrual established in fiscal 2019	—	451
Payments	(54)	(538)
Adjustments	(70)	211
Ending balance	$—	$124

The above restructuring accrual pertains to employee termination benefits that were associated with this restructuring plan described above.

13.	LINES OF CREDIT AND PAYCHECK PROTECTION PLAN LOAN

Revolving Credit Agreement – United States

Overall

At April 28, 2019, our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provided for a revolving loan commitment of $25 million, was set to expire on August 15, 2020, and allows us to issue letters of credit not to exceed $1 million.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement.

Interest was charged at a rate (applicable interest rate of 1.75% and 3.93% at May 3, 2020 and April 28, 2019, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

At May 3, 2020 and April 28, 2019, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement. As a result, we have $750,000 remaining for the issuance of additional letters of credit.

As a result of the COVID-19 global pandemic and the uncertainty relating to the unknown duration and overall effect on the company, we proactively took a precautionary measure and borrowed the maximum amount available from our line of credit during the fourth quarter of fiscal 2020. As of May 3, 2020, there were outstanding borrowings of $29.8 million under the Credit Agreement, which have since been repaid during June 2020. There were no borrowings outstanding under the Credit Agreement at April 28, 2019.

Sixth Amendment to the Credit Agreement

Effective March 27, 2020, we entered into a Sixth Amendment to our Credit Agreement which includes provisions that (i) increased the amount available from our line of credit from $25 million to $30 million; (ii) extended the expiration date to August 15, 2022; (iii) reduced the amount of the Unencumbered Liquid Assets maintenance covenant from $15 million to $10 million; (iv) increased the maximum company debt to EBITDA ratio to 3.00; (v) amended the pricing matrix that provides interest payable on obligations under the agreement as a variable spread over LIBOR, based on the company’s ratio of debt to EBITDA, to add a fourth price level for a ratio of debt to EBITDA that is greater than or equal to 2.25 to 1.00 but less than 3.00 to 1.00; (vi) added a new interest coverage covenant to establish a minimum EBITDA to interest expense ratio of not less than 3.00 to 1.00.

Seventh Amendment to the Credit Agreement

Effective June 30, 2020, we entered into a Seventh Amendment to our Credit Agreement which includes provisions that (i) modify the method for calculating the company’s debt to EBITDA covenant under the Credit Agreement solely during the temporary period beginning on the date of the Seventh Amendment and ending on the Rate Determination Date (as defined in the Credit Agreement), next following the end of the company’s fiscal 2021 fourth quarter (such temporary period, the “Modification Period,”), and (ii) amend the pricing matrix used to determine the interest rate payable on loans made under the Credit Agreement solely during the Modification Period.

Specifically, the Seventh Amendment provides that during Modification Period, the company’s ratio of debt to EBITDA shall be determined by excluding the fourth quarter of fiscal 2020 from the calculation thereof, such that the ratio shall be determined using the four most recent quarterly periods other than (i.e. excluding) the fourth quarter of fiscal 2020, rather than calculating on a rolling four-quarter basis. It further provides that during the Modification Period, the Applicable Margin (as defined in the Credit Agreement) set forth the pricing matrix is increased to 1.6% for price level I, 2.05% for price level II, 2.5% for price level III, and 3.00% for price level IV.

Additionally, the Seventh Amendment (i) changes the capital expenditure covenant by reducing permitted annual capital expenditures to $10 million during fiscal year 2021, (ii) changes the liens and other indebtedness covenant to reduce the permitted amount of allowable liens and other indebtedness to 5% of consolidated net worth, and (iii) adds a new covenant that prohibits the company, solely during the Modification Period, from paying dividends or repurchasing stock in excess of $10 million in the aggregate during the Modification Period.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB ($5.7 million USD at May 3, 2020). Interest is charged at a rate (applicable interest rate of 2.41% at May 3, 2020) determined by the Chinese government and is set to expire on December 4, 2020. As of May 3, 2020, there were outstanding borrowings totaling $1.0 million which have since been repaid during June 2020. There were no outstanding borrowings as of April 28, 2019.

Small Business Administration - Paycheck Protection Program

On April 15, 2020, we received a loan of $7.6 million (the “Loan”) pursuant to the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”).  We planned to use the proceeds from the Loan for covered payroll costs, rent, and utilities in accordance with the applicable terms and conditions of the CARES Act. We believed the Loan would enable us to retain more of our employees, maintain payroll and benefits, and make lease and utility payments while producing and supplying critical products for essential businesses during the COVID-19 global pandemic.

Following our application and receipt of the Loan, the SBA and U.S. Treasury Department issued new guidance regarding eligibility requirements under the PPP, raising questions regarding the eligibility of publicly traded companies to receive loans under the program.  As a result, out of an abundance of caution, we voluntarily repaid the Loan in full on May 13, 2020.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of May 3, 2020, we were in compliance with our financial covenants

Interest paid during fiscal years 2020, 2019, and 2018 were $124,000, $54,000, and $181,000, respectively.

14.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2020	2019	2018
(loss) income from continuing operations	$3,354	$6,537	$5,740
loss from discontinued operations	(68)	(113)	—
	$3,286	$6,424	$5,740

Income tax expense attributable to income from continuing operations consists of:

(dollars in thousands)	2020	2019	2018
current
federal	$—	(1,492)	(1,367)
state	7	27	9
2017 Tax Cuts and Jobs Act	—	(282)	4,854
foreign	4,248	6,144	4,726
uncertain income tax positions	725	—	—
	4,980	4,397	8,222
deferred
federal	(1,875)	3,236	4,295
state	(103)	(96)	112
2017 Tax Cuts and Jobs Act (1)	—	(268)	(6,903)
undistributed earnings – foreign subsidiaries	(114)	3,735	(195)
U.S. Federal & State carryforwards and credits	(1,307)	74	—
uncertain income tax positions	(380)	—	—
foreign	(247)	(85)	93
valuation allowance (1)	2,400	(4,456)	116
	(1,626)	2,140	(2,482)
	$3,354	6,537	5,740

(1)

The income tax benefit of $6,903 recorded during fiscal 2018 included a charge of $4,550 for the establishment of a valuation allowance against U.S. foreign tax credits that were not more-likely-than not to be realized as a result of the 2017 Tax Cuts and Jobs Act. During fiscal 2019, we recorded an income tax charge of $4.5 million for the write-off of certain U.S. foreign tax credits, and in turn, we recorded an income tax benefit of $4.5 million for the reduction in our valuation allowance. The $4.5 million income charge for the write-off of certain U.S. foreign tax credits is included in the undistributed earnings – foreign subsidiaries income tax expense amount of $3,735.

(Loss) income before income taxes from continuing operations related to our foreign and U.S. operations consists of:

(dollars in thousands)	2020	2019	2018
Foreign
China	$8,316	9,899	11,036
Canada	(1,391)	5,488	5,985
Cayman Islands	(6)	280	339
Total Foreign	6,919	15,667	17,360
United States	(14,598)	(2,945)	9,523
	$(7,679)	12,722	26,883

The following schedule summarizes the principal differences between the income tax expense from continuing operations at the federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements:

	2020	2019	2018
federal income tax rate	21.0%	21.0%	30.4%
global intangible low taxed income tax (GILTI)	(24.4)	16.9	—
foreign tax rate differential	(16.1)	13.0	3.7
income tax effects of impairment of nondeductible goodwill	(11.3)	—	—
uncertain income tax positions	(4.8)	0.5	—
income tax effects of Chinese foreign exchange gains and losses	(5.0)	2.2	(2.8)
write-off of U.S. foreign income tax credits	—	35.1	—
valuation allowance	(1.6)	(35.0)	0.4
income tax effects of the 2017 Tax Cuts and Jobs Act	—	(4.3)	(7.6)
Other	(1.5)	2.0	(2.7)
	(43.7)%	51.4%	21.4%

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2020	2019
deferred tax assets:
accounts receivable	$263	282
Inventories	2,280	1,591
Compensation	1,970	1,973
liabilities and other	166	284
intangible assets and goodwill	856	—
property, plant, and equipment (1)	185	193
operating lease liability	671	—
foreign income tax credits - U.S.	783	1,252
loss carryforwards – U.S.	4,137	2,360
valuation allowances	(3,148)	(748)
total deferred tax assets	8,163	7,187

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(3,409)	(3,523)
unrecognized tax benefits – U.S.	—	(380)
property, plant and equipment (2)	(5,008)	(4,710)
right of use asset	(690)	—
Goodwill	—	(1,203)
Other	(81)	(90)
total deferred tax liabilities	(9,188)	(9,906)
Net deferred liabilities	$(1,025)	(2,719)

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

At May 3, 2020, our U.S. federal net operating loss carryforwards totaled $4.4 million with related future income tax benefits of $925,000 In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. All our U.S. federal net operating loss carryforwards were generated prior to fiscal 2019 and have expiration dates ranging from fiscal years 2027 through 2036. At May 3, 2020, our U.S. state net operating loss carryforwards totaled $51.9 million with related future income tax benefits of $931,000. Our U.S. state net operating loss carryforwards totaling $51.9 million have expiration dates ranging from fiscal years 2021 through 2040. Our U.S. foreign income tax credits of $783,000 will expire 10 years from when the associated earnings and profits from our foreign subsidiaries are repatriated to the U.S.

2017 Tax Cuts and Jobs Act

On December 22, 2017 (the “Enactment Date”), TCJA was signed into law. TCJA contained significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing certain business assets, (iii) a one-time mandatory repatriation tax (the “Transition Tax”) related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, (v) the repeal of the domestic production activities deduction, (vi) additional limitations on the deductibility of interest expense and executive compensation, and (vii) the creation of the Global Intangible Low Taxed Income (“GILTI”) tax.

The corporate income tax rate reduction was effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we were subject to IRS rules relating to transitional income tax rates for fiscal 2018. As a result, our fiscal 2018 U.S. federal income tax rate was a blended income tax rate of 30.4% compared with a fully reduced U.S. federal income tax rate of 21.0% during fiscal 2019 and 2020.

The re-measurement of our U.S. deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries were components of the TCJA that significantly affected our financial statements during fiscal 2019 and 2018.

In order to determine the effects of the new U.S. federal corporate income tax rate on our U.S. deferred income tax balances during fiscal 2019 and 2018, ASC Topic 740 “Income Taxes” (ASC Topic 740), requires the re-measurement of our U.S. deferred income tax balances as of the Enactment Date of TCJA, based on income tax rates at which our U.S. deferred income tax balances are expected to reverse in the future. As a result, we recorded an income tax charge of $2.2 million for the re-measurement of our U.S. net deferred income taxes during fiscal 2018. During the third quarter of fiscal 2019, we completed our assessment of the remeasurement of our U.S. deferred income tax balances and recorded an income tax benefit of $268,000.

The Transition Tax was based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax and applicable income tax rates associated with E&P held in cash and other specified assets (the “aggregate foreign cash position”).  Also, E&P was not permanently reinvested prior to the TCJA. As a result, we recorded an income tax benefit of $4.3 million for the income tax effects of the Transition Tax during fiscal 2018. This $4.3 million income tax benefit related to an income tax benefit of $18.0 million for the release of deferred income tax liabilities related to E&P, an income tax benefit of $11.7 million related to the reduction in our U.S. Federal income tax rate pursuant to the TCJA on the effective settlement of an IRS exam related to E&P, partially offset by an income tax charge for the write-off and the establishment of a valuation allowance against our unused foreign tax credits totaling $25.4 million. During the third quarter of fiscal 2019, we completed our assessment of the income tax effects of the Transition Tax and recorded an income tax benefit of $282,000. Additionally, we elected to pay the Transition Tax over a period of eight years in accordance with the TCJA.

GILTI

In addition to the above components of the TJCA, GILTI was effective during fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded income tax charges of $1.9 million and $2.1 million during fiscal 2020 and 2019, respectively.

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

Based on our assessments at May 3, 2020 and April 29, 2019, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

(dollars in thousands)	May 3, 2020	April 28, 2019
U.S. capital loss carryforward	$2,281	—
U.S. state loss carryforwards and credits	867	666
U.S. foreign income tax credits	—	82
	$3,148	748

A summary of the change in the valuation allowances against our deferred income taxes follows:

(dollars in thousands)	2020	2019	2018
beginning balance	$748	5,204	536
Write-off of deferred income taxes (1)	—	(4,544)	—
establishment of valuation allowance (1) (2)	2,281	—	4,550
change in estimate (3)	119	88	118
ending balance	$3,148	748	5,204

(1)

During fiscal 2018, we recorded an income tax charge of $4.6 million for the establishment of a valuation allowance associated with U.S. foreign tax credits that we believed were not more-likely-than not to be realized based on the provisions outlined in TCJA. During fiscal 2019, we recorded an income tax charge of $4.5 million for the write-off of certain U.S. foreign tax credits, and in turn, we recorded an income tax benefit of $4.5 million for the reduction in our valuation allowance.

(2)

In connection with the sale of a discontinued operation that was treated as a partnership for income tax purposes, we generated a capital loss carryforward totaling $10.9 million with a related future income tax benefit of $2.3 million. Since capital losses can only be offset by capital gains, we established a full valuation allowance on this capital loss carryforward as we do not have capital assets that would generate capital gains that would utilize this carryforward.

(3)	Amounts pertain to a change in estimate of the recoverability of certain U.S. state loss carryforward balances as of the end of the respective prior fiscal year.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. At May 3, 2020, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company.  The conclusion reached from our assessment has been consistent with pior years. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

During fiscal 2018, TCJA imposed a Transition Tax on our undistributed E&P associated with our foreign subsidiaries.  TCJA required us to determine E&P as of November 2, 2017 and December 31, 2017 (the “Measurement Dates”), in which the greater E&P amount of the Measurement Dates is subject to the Transition Tax. As a result, we had E&P prior to participation exemption totaling $157.1 million subject to the Transition Tax and $43.2 million of foreign tax credits that could be used to reduce the Transition Tax subject to certain limitations as defined in TCJA.

For fiscal 2019 and beyond, TCJA allows a U.S. corporation a 100% dividend received deduction for E&P received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for withholding taxes that are incurred by our foreign subsidiaries at the time E&P is distributed. As a result, we recorded a deferred tax liability for withholding taxes on undistributed E&P from our foreign subsidiaries totaling $3.4 million and $3.5 million at May 3, 2020 and April 28, 2019, respectively.

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2020	2019	2018
beginning balance	$903	844	12,245
increases from prior period tax positions	106	135	350
decreases from prior period tax positions (1)	(85)	(76)	(11,751)
increases from current period tax positions	434	—	—
decreases from current period tax positions	(89)	—	—
ending balance	$1,269	903	844

(1)

The $11.8 million reduction in our unrecognized income tax benefits during fiscal 2018 is mostly associated with the reduction in our U.S. Federal income tax rate pursuant to the TCJA on the effective settlement of an IRS exam.

At May 3, 2020, we had $1.3 million of total gross unrecognized tax benefits, of which $1.3 million would favorably affect the income tax rate in future periods. At April 28, 2019, we had $903,000 of total gross unrecognized tax benefits, of which $523,000 would favorably affect the income tax rate in future periods.

At May 3, 2020, we had $1.3 million of total gross unrecognized tax benefits, of which $1.3 million were classified as income taxes payable-long-term in the accompanying Consolidated Balance Sheets. At April 28, 2019, we had $903,000 of total gross unrecognized tax benefits, of which $380,000 and $523,000 were classified as non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying Consolidated Balance Sheets.

We elected to classify interest and penalties as part of income tax expense. At May 3, 2020, and April 28, 2019, the gross amount of interest and penalties due to unrecognized tax benefits was $103,000 and $97,000, respectively.

Our gross unrecognized income tax benefit of $1.3 million at May 3, 2020, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2016 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2015 and subsequent.

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

Income Taxes Paid

Income tax payments, net of income tax refunds, were $5.0 million, $6.7 million, and $4.0 million during fiscal years 2020, 2019, and 2018, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Leases

Balance Sheet

The right of use asset and lease liabilities associated with our operating leases as of May 3, 2020, and April 29, 2019, are as follows:

(dollars in thousands)	May 3, 2020	(1) April 29, 2019
Right of use asset	$3,903	$7,191
Operating lease liability - current	1,805	2,629
Operating lease liability – noncurrent	2,016	4,473

(1)

Amounts represent right of use assets and lease liabilities recorded in our Consolidated Balance Sheet in connection with the adoption of Topic 842 on April 29, 2019. These amounts include a right of use asset and a corresponding lease liability totaling $1.1 million that were associated with our former home accessories segment. As disclosed in Note 3 located in the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. As a result, there were no right of use assets and corresponding lease liabilities associated with our former home accessories segment as of May 3, 2020.

Supplemental Cash Flow Information

(dollars in thousands)	2020
Operating lease liability payments	$2,524
Right of use assets exchanged for lease liabilities	344

During fiscal 2020, operating lease costs associated with continuing operations were $2.6 million, short-term lease costs were $148,000, and variable lease costs were immaterial. During fiscal 2020, operating lease costs totaling $204,000 were associated with our former home accessories segmented and were presented within loss from discontinued operations on the Fiscal 2020 Consolidated Statement of Net Loss.

As of May 3, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	2.98 years
Weighted average discount rate	3.60%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years, and thereafter follows:

(dollars in thousands)
2021	$1,831
2022	978
2023	541
2024	432
2025	253
Thereafter	—
4,035
Less: interest	(214)
Present value of lease liabilities	$3,821

Lease Modifications

After May 3, 2020, we entered into agreements that extend the lease term for two buildings associated with our China operations through December 2024 and require monthly payments ranging from $20,000 to $30,000 during the lease term. As a result, we will record an increase of $2.6 million was recorded to right of use assets and lease liabilities during the first quarter of fiscal 2021. These agreements pertain to our upholstery fabrics segment.

Also, we entered into a new agreement to lease a warehouse associated with our Canadian operation for a term of 3 years that is set to expire in June 2023 and requires monthly payments of approximately $21,000. As a result, an increase of $550,000 was recorded to right of use assets and lease liabilities during the first quarter of fiscal 2021. This agreement is associated with our mattress fabrics segment.

Related Party Lease

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by an immediate family member of an officer. Currently, this facility is being leased on a month to month basis at an amount of $13,100 per month. Rents paid to this entity owned by an immediate family of an officer totaled $157,000, $158,000, $156,000 in fiscal 2020, 2019, and 2018, respectively.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

At May 3, 2020, we had total amounts due regarding capital expenditures totaling $107,000, which pertained to outstanding vendor invoices, none of which were financed. At April 28, 2019, we had total amounts due regarding capital expenditures associated with continuing operations totaling $68,000, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

At May 3, 2020, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $2.2 million.

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

At May 3, 2020, there were 690,163 shares available for future equity-based grants under the company’s 2015 Plan.

Stock Options

The following tables summarize stock option activity during fiscal 2020, 2019, and 2018:

		2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning of year	—	$—	—	$—	15,600	$7.14
exercised	—	—	—	—	(15,600)	7.14
outstanding at end of year	—	—	—	—	—	—

At May 3, 2020, there were no options for shares of common stock outstanding and exercisable. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at May 3, 2020. No compensation expense was recorded for incentive or non-qualified stock options during fiscal 2020, 2019, and 2018, respectively.

The aggregate intrinsic value for options exercised during fiscal 2018 was $393,000.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2020, 2019, and 2018:

	2020	2019	2018
	Shares	Shares	Shares
outstanding at beginning of year	10,000	1,200	1,200
granted	34,399	10,000	1,200
vested	—	(1,200)	(1,200)
outstanding at end of year	44,399	10,000	1,200

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2020, 2019 and 2018:

		(1)
	Restricted	Price	Vesting
Date of Grant	Stock Awarded	Per Share	Period
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years
June 13, 2017	1,200	$32.50	1 year

(1)	Price per share represents closing price of our common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the fiscal 2020, 2019, and 2018:

	Common	(1)	(2)
	Stock Shares	Weighted Average	Price Per
Fiscal Year	Vested	Fair Value	Share
Fiscal 2020	—	$—	$—
Fiscal 2019	1,200	$21	$17.36
Fiscal 2018	1,200	$37	$30.90

(1)	Dollar amounts are in thousands.
(2)	Price per share represents closing price of our common stock on the date the respective award vested.

Overall

We recorded compensation expense of $220,000, $43,000, and $38,000 within selling, general, and administrative expense for time vested restricted stock units in fiscal 2020, 2019, and 2018, respectively.

At May 3, 2020, the remaining unrecognized compensation cost related to our time vested restricted stock units were $622,000, which is expected to be recognized over a weighted average vesting period of 2.4 years. At May 3, 2020, our time vested restricted stock unit awards that were expected to vest had a fair value totaling $307,000.

Performance Based Restricted Stock Units

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

Compensation cost for share-based awards is measured based on the fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on the grant dates of July 18, 2019, August 2, 2018, and July 13, 2017:

	July 18,	August 2,	July 13,
	2019	2018	2017
Closing price of our common stock	$18.49	$24.35	$32.50
Expected volatility of our common stock	30.0%	33.5%	31.0%
Expected volatility of peer companies (1) (2)	29.9% - 82.3%	16.0%	16.5%
Risk-free interest rate	1.73%	2.74%	1.56%
Dividend yield	2.10%	1.35%	1.66%
Correlation coefficient of peer companies (1) (2)	0.00 - 0.43	0.47	0.46

(1)

The expected volatility and correlation coefficient of our peer companies for fiscal 2020 were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

(2)

The expected volatility and correlation coefficient of our peer companies for fiscal 2019 and 2018 were based on the Russell 2000 Index, which was approved by the Compensation Committee of our board of directors as the benchmark for determining the market-based total shareholder return component. Since the Russell 2000 Index was the only benchmark for determining the market-based total shareholder return component, no ranges were disclosed for these assumptions.

Key Employees and a Non-Employee

We grant performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-year performance period as defined in the related restricted stock unit agreements.

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

Overall

The following table summarizes information related to our grants of performance based restricted stock units associated with certain senior executives and key employees that were unvested at May 3, 2020:

		(4)
	(3)	Restricted Stock
	Restricted Stock	Units Expected	Price Per		Vesting
Date of Grant	Units Awarded	to Vest	Share		Period
July 18, 2019 (1)	93,653	—	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	—	$18.49	(8)	3 years
August 2, 2018 (1)	86,599	—	$18.51	(6)	3 years
August 2, 2018 (2)	47,800	—	$24.35	(8)	3 years
July 13, 2017 (1)	60,504	3,277	$31.85	(7)	3 years
July 13, 2017 (2)	37,600	4,365	$32.50	(8)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.

(4)

Compensation cost is based on an assessment each reporting period of the probability that certain performance goals will be met and in turn, the number of shares that are expected to be awarded during the vesting period. These amounts represent the number of shares that are expected to vest based on our assessment as of May 3, 2020.

(5)

Price per share represents the fair market value per share ($1.03 per $1 or an increase of $0.55 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($18.49) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on July 18, 2019.

(6)

Price per share represents the fair market value per share ($0.76 per $1 or a reduction of $5.84 to the closing price of our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on August 2, 2018.

(7)

Price per share represents the fair market value per share ($0.98 per $1 or a reduction of $0.65 to the closing price of our common stock) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($32.50) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on July 13, 2017.

(8)	Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance based restricted stock units that vested during the fiscal 2020, 2019, and 2018:

		(3)
	Common	Weighted	Weighted
	Stock Shares	Average	Average Price
Fiscal Year	Vested	Fair Value	Per Share
Fiscal 2020 (1)	11,351	$197	$17.36	(4)
Fiscal 2020 (2)	4,961	$86	$17.36	(4)
Fiscal 2019 (1)	128,632	$3,754	$29.19	(4)
Fiscal 2019 (2)	10,364	$320	$30.90	(4)
Fiscal 2018 (1)	102,845	$3,342	$32.50	(4)
Fiscal 2018 (2)	16,000	$520	$32.50	(4)

(1)	Certain senior executives and key employees.
(2)	Non-employee
(3)	Dollar amounts are in thousands.
(4)	The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance based restricted stock units vested.

We recorded a charge or a (credit) to compensation expense totaling $114,000, $(53,000), and $2.0 million within selling, general, and administrative expense associated with our performance based restricted stock units for fiscal years 2020, 2019, and 2018, respectively.

At May 3, 2020, the remaining unrecognized compensation cost related to the performance based restricted stock units was $11,000, which is expected to be recognized over a weighted average vesting period of 0.2 years. At May 3, 2020, our performance based restricted stock units that are expected to vest had a fair value totaling $53,000.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2020, 2019, and 2018:

	Common	(1)
	Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
April 1, 2020 - Fiscal 2020	10,511	$6.66	Immediate
January 2, 2020 - Fiscal 2020	4,972	$14.08	Immediate
October 1, 2019 - Fiscal 2020	4,519	$15.49	Immediate
July 1, 2019 - Fiscal 2020	3,659	$19.21	Immediate
April 1, 2019 - Fiscal 2019	2,948	$19.18	Immediate
October 1, 2018 - Fiscal 2019	3,600	$23.45	Immediate
October 2, 2017 - Fiscal 2018	4,800	$33.20	Immediate

(1)	Price per share represents closing price of our common stock on the date of grant.

We recorded $280,000, $140,000, and $159,000, of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2020, 2019, and 2018, respectively.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities,

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

Recurring Basis – Continuing Operations

The following tables present information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at May 3, 2020 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,496	N/A	N/A	$7,496
Short Term Bond Funds	923	N/A	N/A	923
Growth Allocation Fund	219	N/A	N/A	219
Moderate Allocation Fund	63	N/A	N/A	63
Other	56	N/A	N/A	56

	Fair value measurements at April 28, 2019 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,639	N/A	N/A	$6,639
Growth Allocation Fund	203	N/A	N/A	203
Moderate Allocation Fund	127	N/A	N/A	127
Other	112	N/A	N/A	112

Recurring Basis – Discontinued Operations

There were no assets and liabilities measured at fair value on a recurring basis related to our discontinued operation as of May 3, 2020 and April 28, 2019, respectively.

Nonrecurring Basis – Continuing Operations

The following table presents information about assets and liabilities measured at fair value on a nonrecurring basis related to continuing operations as of May 3, 2020:

Fair value measurements at May 3, 2020 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill	N/A	N/A	$—	$—
Tradename	N/A	N/A	540	540

Goodwill was recorded at fair market value using a discounted cash flow method that used significant unobservable inputs and was classified as level 3. See Note 9 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment tests.

Tradename was recorded at fair market value using the relief from royalty method that used significant unobservable inputs and was classified as level 3. See Note 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment test.

Nonrecurring Basis – Discontinued Operation

The following table presents information about assets and liabilities measured at fair value on a nonrecurring basis related to discontinued operations as of May 3, 2020:

Fair value measurements at May 3, 2020 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill - discontinued operation	N/A	N/A	N/A	N/A
Tradename - discontinued operation	N/A	N/A	N/A	N/A
Liabilities:
Contingent Consideration affiliated with discontinued operation	N/A	N/A	N/A	N/A

Goodwill

Goodwill was assessed for impairment at the end of our third quarter and during our fourth quarter of fiscal 2020. At the end of the third quarter of fiscal 2020, goodwill was recorded at fair market value using a discounted cash flow method that used significant unobservable inputs and was classified as level 3.

During the fourth quarter of fiscal 2020, goodwill was recorded at fair market value based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount, including goodwill. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. We believe the selling price represents a significant observable input and was classified as level 2.

See Note 9 of the notes to the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment tests.

Tradename

Tradename was assessed for impairment at the end of our third quarter and during our fourth quarter of fiscal 2020. At the end of the third quarter of fiscal 2020, tradename was recorded at fair market value using the relief from royalty method that used significant unobservable inputs and was classified as level 3.

During the fourth quarter of fiscal 2020, tradename was recorded at fair market value based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount. As disclosed in Note 3 located of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. We believe the selling price represents a significant observable input and was classified as level 2.

See Note 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment test.

Contingent Consideration

We were required to assess the fair value of the earn-out obligation associated with the purchase of eLuxury each quarterly reporting period. Based on management’s assessment as of the end of our third quarter of fiscal 2020 (February 2, 2020), we determined it was necessary to adjust the forecasted EBITDA as it relates to this earn-out obligation. This determination was based on the future outlook of our former home accessories segment and its slower than expected business improvement, as well as updated assumptions on economic conditions in the e-commerce space, combined with the upcoming timeframe for determining the amount associated with this contingent consideration arrangement. As a result of these factors, we recorded a reversal of $6.1 million for the full amount of the earn-out obligation at the end of our third quarter of fiscal 2020.

See Note 3 of the consolidated financial statements for further details regarding the terms of this contingent consideration arrangement.

As of April 28, 2019, we did not have any assets or liabilities that were required to be measured at fair value on a nonrecurring basis except for the assets acquired and certain liabilities assumed in the connection with the eLuxury business combination on June 22, 2018, that were acquired at fair value. See Note 3 of the consolidated financial statements for further details regarding the acquisition of eLuxury and subsequent disposal effective March 31, 2020.

	Fair value measurements at April 28, 2019 using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill - discontinued operation	N/A	N/A	$13,653	$13,653
Tradename - discontinued operation	N/A	N/A	6,549	6,549
Equipment - discontinued operation	N/A	N/A	2,179	2,179
Inventory - discontinued operation	N/A	N/A	1,804	1,804
Liabilities:
Contingent consideration affiliated with a discontinued operation	N/A	N/A	5,856	5,856

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and was classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Sholes pricing model which used significant observable inputs and was classified as level 3.

Additionally, we acquired certain current assets such as accounts receivable and prepaid expenses and assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short maturity, the carrying amount of these items approximated their fair values. See Note 3 of the consolidated financial statements for the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

18.	DERIVATIVES

During the fourth quarter of fiscal 2018, we entered into a EURO foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with certain capital expenditures. The contract effectively converted our EURO capital expenditures at a fixed EURO foreign exchange rate compared with the United States dollar of 1.263. This contract expired during the first quarter of fiscal 2019.

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

(Amounts in Thousands)
Fair Values of Derivative Instruments
	May 3, 2020		April 28, 2019
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Euro Foreign Exchange Contract	N/A	$—	Accrued Expense	$—

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2020	2019	2018	(Effective Portion)	2020	2019	2018	Effectiveness Testing)	2020	2019	2018
EURO Foreign Exchange Contract	$—	$55	$(55)	Other Exp	$—	$(64)	$—	Other Exp	$—	$—	$—

19.	NET (LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE

Basic net (loss) income from continuing operations per share is computed using the weighted-average number of shares outstanding during the period.  Diluted net (loss) income from continuing operations per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.  Weighted average shares used in the computation of basic and diluted net (loss) income from continuing operations per share are as follows:

(in thousands)	2020	2019	2018
weighted-average common shares outstanding, basic	12,378	12,462	12,431
dilutive effect of stock-based compensation	—	86	202
weighted-average common shares outstanding, diluted	12,378	12,548	12,633

As of May 3, 2020, April 28, 2019, and April 29, 2018, there were no options outstanding to purchase shares of our common stock. Therefore, options to purchase shares of our common stock were not included in the computation of diluted net (loss) income from continuing operations per share during fiscal 2020 and 2019. However, we did have options to purchase shares of common stock during fiscal 2018 that were included in the computation of diluted net income from continuing operations per share, as the exercise price of the options was less than the average market price of common shares.

During fiscal 2020, 19,388 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share as their effect would be antidilutive. During fiscal 2020, 45,731 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as we incurred a net loss for the fiscal year, in which their effect would be anti-diluted. During fiscal 2019 and 2018, all unvested shares of common stock were included in the computation of diluted net income from continuing operations per share.

20.	BENEFIT PLANS

Defined Contribution Plans

We have a defined contribution plans which cover substantially all employees and provide for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.2 million, $1.2 million, and $1.1 million during fiscal years 2020, 2019, and 2018, respectively.

Deferred Compensation Plan

We have a nonqualified deferred compensation plan (the “Plan”) covering senior executives and certain key members of management. The Plan provides for participant deferrals on a pre-tax basis that are subject to annual deferral limits by the IRS and non-elective contributions made by the company. Participant deferrals and non-elective contributions made by the company are immediately vested.

Our contributions to the Plan were $185,000, $189,000, and $192,000 in fiscal years 2020, 2019, and 2018, respectively.  Our nonqualified deferred compensation plan liability was $7.7 million and $7.0 million at May 3, 2020 and April 28, 2019, respectively.

We have a Rabbi Trust (the “Trust”) to set aside funds for the participants of the Plan and that allows the participants to direct their contributions to various investment options in the Plan. The investment options of the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency as defined in the Plan.

The investment assets of the Trust are recorded at their fair value of $7.8 million and $7.1 million at May 3, 2020 and April 28, 2019, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive (loss) income.

21.	SEGMENT INFORMATION

Overall

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Effective April 1, 2018, we acquired Read (see Note 2 of the consolidated financial statements for further details), a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, measuring, and installation services of their own products for the hospitality and commercial industries. In addition, Read supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, the results of operations associated with our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements.

Our former home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. As disclosed in Note 3, a reconciliation is provided that has detailed balance sheet information as of March 31, 2020 (the disposal date) and April 28, 2019, that is reconciled to captions titled “current assets held for sale – discontinued operation”, “noncurrent assets held for sale – discontinued operation”, current liabilities held for sale – discontinued operation”, and “noncurrent liabilities held for sale – discontinued operation” presented in the Consolidated Balance Sheets as of May 3, 2020 and April 28, 2019, respectively. Also, a reconciliation is provided that pertains to detailed income statement information disclosed in Note 3 and is reconciled to net loss from discontinued operation presented in the Consolidated Statements of Net (Loss) Income for fiscal years 2020, 2019, and 2018.

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 93%, 90% and 90% of total consolidated net sales in fiscal 2020, 2019, and 2018, respectively. International sales accounted for 26%, 26%, and 23% of net sales during fiscal 2020, 2019, and 2018, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2020	2019	2018
north america (excluding USA) (1)	$27,637	$29,247	$27,844
far east and asia (2)	36,470	39,277	40,671
all other areas	2,986	3,712	5,681
	$67,093	$72,236	$74,196

(1)	Of this amount, $21.7 million, $22.5 million, and $21.9 million are attributable to shipments to Mexico in fiscal 2020, 2019, and 2018, respectively.
(2)	Of this amount $21.4 million, $29.8 million, and $32.6 million are attributable to shipments to China in fiscal 2020, 2019, and 2018, respectively.

Sales are attributed to individual countries based upon location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 12%, 11%, and 12% of consolidated net sales in fiscal 2020, 2019 and 2018, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 3, 2020 or April 28, 2019.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2020 or fiscal 2019. One customer within the mattress fabrics segment represented 13% of consolidated net sales during 2018. No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 3, 2020 or April 28, 2019.

Employee Workforce Concentration

The hourly employees at our manufacturing facility in Canada (approximately 12% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expired on February 1, 2020. However, the provisions of this collective bargaining agreement remained in effect as negotiations for a new collective bargaining agreement were delayed due to government mandated shutdowns in response to the COVID-19 pandemic. A new collective bargaining agreement is expected to be executed during the first half of fiscal 2021. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Financial Information

We evaluate the operating performance of our current business segments based upon income from operations before certain unallocated corporate expenses, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in all of our current business segments include costs to manufacture, develop, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain senior executives, all costs related with being a public company, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets their investment in an unconsolidated joint venture.  During fiscal 2019, we elected to no longer include goodwill and intangible assets in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Statements of operations for our current operating segments are as follows:

(dollars in thousands)	2020	2019	2018
net sales by segment:
upholstery fabrics	$124,754	135,654	131,128
mattress fabrics	131,412	145,671	192,597
total net sales	$256,166	281,325	323,725
gross profit from continuing operations by segment:
upholstery fabrics	$24,220	25,373	25,836
mattress fabrics	16,278	22,904	38,797
total segment gross profit	40,498	48,277	64,633
other non-recurring charges (1)	—	(159)	—
restructuring related charges (2)	—	(2,349)	—
total gross profit from continuing operations	$40,498	45,769	64,633
selling, general, and administrative expenses by segment:
upholstery fabrics	$14,353	14,551	14,881
mattress fabrics	11,354	11,296	12,935
unallocated corporate	8,717	6,838	9,356
total segment selling, general, and administrative expenses	34,424	32,685	37,172
other non-recurring charges (3)	—	518	—
restructuring related charges (4)	—	40	—
total selling, general, and administrative expenses	$34,424	33,243	37,172
income (loss) from continuing operations:
upholstery fabrics	$9,867	10,823	10,956
mattress fabrics	4,924	11,607	25,861
unallocated corporate expenses	(8,717)	(6,838)	(9,356)
total segment income from continuing operations	6,074	15,592	27,461
asset impairments (7)	(13,712)	—	—
other non-recurring charges (1) (3)	—	(678)	—
restructuring credit and related charges (5) (6)	70	(1,563)	—
total (loss) income from continuing operations	(7,568)	13,351	27,461
interest expense	(106)	(35)	(94)
interest income	897	789	534
other expense	(902)	(1,383)	(1,018)
(loss) income before income taxes from continuing operations	$(7,679)	12,722	26,883

(1)	The $159 represents employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.
(2)

The $2.3 million represents a restructuring related charge of $1.6 million for inventory markdowns and $784 for other operating costs associated with our closed Anderson, SC upholstery fabrics facility.

(3)

The $518 represents a non-recurring charge of $429 for the accelerated vesting of certain stock-based compensation agreements associated with a senior executive and was recorded in unallocated corporate expenses. Additionally, the $518 includes $89 for employee termination benefits and operational reorganizational costs associated with our mattress fabrics segment.

(4)

The $40 represents a restructuring related charge for the accelerated vesting for certain stock-based compensation agreements associated with an employee that was located at our closed Anderson, SC upholstery fabrics facility.

(5)

The $1.6 million represent charges and credits that were associated our closed Anderson, SC upholstery fabrics facility and include $1.6 million for inventory markdowns, $784 for other operating costs, $661 for employee termination benefits, and $40 for the accelerated vesting of certain stock-based compensation agreements associated an employee, partially offset by a $1.5 million gain on the sale of property, plant, and equipment.

(6)

Of this total net charge, a charge of $2.3 million, a charge of $40, and a credit of $825 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

(7)

During fiscal 2020, we incurred asset impairment charges totaling $13.7 million, of which $13.6 million and $143,000 were associated with goodwill and a tradename associated Read, respectively. Of this $13.7 million, $11.5 million and $2.2 million pertained to the mattress fabrics segment and upholstery fabrics segment, respectively.

Balance sheet information for our current operating segments follow:

(dollars in thousands)	May 3, 2020		April 28, 2019
segment assets
mattress fabrics
accounts receivable	$12,212		$12,098
inventory	26,620		24,649
property, plant, and equipment	40,682	(1)	44,266	(2)
right of use asset	362	(3)	—
investment in unconsolidated joint venture	1,602		1,508
total mattress fabrics assets	81,478		82,521

upholstery fabrics
accounts receivable	12,881		11,274
inventory	21,287		22,915
property, plant, and equipment	1,633	(4)	1,795	(5)
right of use asset	1,633	(6)	—
total upholstery fabrics assets	37,434		35,984
total segment assets	118,912		118,505

non-segment assets
cash and cash equivalents	69,790		40,008
short-term investments – available for sale	923		—
short-term investments – held-to-maturity	4,271		5,001
current income taxes receivable	1,585		776
current assets held for sale - discontinued operation	—		3,707
deferred income taxes	793		457
other current assets	2,116		2,816
property, plant, and equipment (7)	832		419
right of use asset (8)	1,908		—
goodwill	—		13,569
intangible assets	3,380		3,899
long-term investments - held-to-maturity	2,076		—
long-term investments - rabbi trust	7,834		7,081
noncurrent income taxes receivable	—		733
long-term note receivable affiliated with discontinued operation	—		830
other assets	664		643
noncurrent assets held for sale - discontinued operation	—		22,112
total assets	$215,084		$220,556

(dollars in thousands)	2020	2019	2018
capital expenditures (9):
mattress fabrics	$3,475	$2,526	$6,713
upholstery fabrics	348	382	488
discontinued operation	135	53	—
unallocated corporate	675	14	238
total capital expenditures	$4,633	$2,975	$7,439

depreciation expense
mattress fabrics	$6,712	$7,008	$6,850
upholstery fabrics	765	787	822
discontinued operation	350	322	—
total depreciation expense	$7,827	$8,117	$7,672

(1)	The $40.7 million at May 3, 2020, represents property, plant, and equipment located in the U.S. of $27.7 million and located in Canada of $13.0 million.

(2)	The $44.3 million at April 28, 2019, represents property, plant, and equipment located in the U.S. of $32.4 million and located in Canada of $11.9 million.

(3)	The $362 at May 3, 2020, represents right of use assets located in the U.S.
(4)	The $1.6 million at May 3, 2020, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $471.
(5)	The $1.8 million at April 28, 2019, represents property, plant, and equipment located in the U.S. of $1.2 million and located in China of $591.
(6)	The $1.6 million at May 3, 2020, represents right of use assets of $857 and $776 located in the U.S. and China, respectively.
(7)

The $832 and $419 at May 3, 2020, and April 28, 2019, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

(8)	The $1.9 million at May 3, 2020, represents right of use assets located in the U.S.
(9)	Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.
22.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 3, 2020, the company’s statutory surplus reserve was $4.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.1 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

23.	COMMON STOCK REPURCHASE PROGRAM

On September 5, 2019, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During fiscal 2020, we purchased 142,496 shares of our common stock at a cost of $1.7 million, leaving approximately $3.3. million available for future purchases of our common stock pursuant to the authorization approved by our board of directors on September 5, 2019. The board of directors subsequently approved an increase in the company’s share repurchase authorization back up to a total of $5.0 million in March 2020.  However, as part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020 that our board of directors suspended the share repurchase program temporarily given the ongoing economic disruption and uncertainty.

During fiscal 2019, we purchased 160,823 shares of our common stock at cost of $3.3 million, pursuant to the board authorization announced on June 15, 2016. During fiscal 2018, we did not purchase any shares of our common stock.

At May 3, 2020, we had $5.0 million available for additional repurchases of our common stock.

24.	DIVIDEND PROGRAM

On July 1, 2020, we announced that our board of directors approved a regular quarterly cash dividend payment of $0.105 per share. This payment will be made on or about July 17, 2020, to shareholders of record as of July 10, 2020.

During fiscal 2020, dividend payments totaled $5.1 million, all of which represented quarterly dividend payments ranging from $0.10 to $0.105 per share.

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

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.  The Board will continue to evaluate the appropriateness of the current dividend in light of economic conditions and our performance in future quarters.

SELECTED QUARTERLY DATA (UNAUDITED)
	fiscal 2020	fiscal 2020	fiscal 2020	fiscal 2020	fiscal 2019	fiscal 2019	fiscal 2019	fiscal 2019
(amounts in thousands except per share, ratios &	fourth	thjird	second	first	fourth	thjird	second	first
other, stock data)	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
INCOME STATEMENT DATA
net sales	$47,378	68,518	69,550	70,719	67,023	73,127	72,275	68,898
cost of sales	(44,333)	(56,998)	(56,024)	(58,307)	(55,828)	(60,054)	(60,666)	(58,998)
gross profit from continuing operations	3,045	11,520	13,526	12,412	11,195	13,073	11,609	9,900
selling, general and administrative expenses	(7,327)	(8,831)	(9,117)	(9,149)	(8,758)	(8,677)	(8,409)	(7,397)
asset impairments	(13,712)	—	—	—	—	—	—	—
restructuring (credit) expense	—	35	—	35	—	214	1,061	(451)
(loss) income from continuing operations	(17,994)	2,724	4,409	3,298	2,437	4,610	4,261	2,052
interest expense	(84)	—	(21)	—	—	—	(14)	(17)
interest income	121	258	258	260	221	259	155	150
other expense	(426)	(282)	(99)	(95)	(670)	(294)	(164)	(254)
(loss) income before income taxes from continuing operations	(18,383)	2,700	4,547	3,463	1,988	4,575	4,238	1,931
income tax (expense) benefit	(704)	973	(1,930)	(1,692)	(3,091)	(1,274)	(1,270)	(906)
(loss) income from investment in unconsolidated joint venture	(65)	(56)	(16)	13	(5)	23	(55)	(77)
net (loss) income from continuing operations	(19,152)	3,617	2,601	1,784	(1,108)	3,324	2,913	948
(loss) income before income taxes from discontinued operation	(8,698)	(7,824)	(441)	(621)	(477)	(313)	37	17
income tax benefit (expense)	25	—	32	11	74	49	(6)	—
net (loss) income from discontinued operation	(8,673)	(7,824)	(409)	(610)	(403)	(264)	31	17
net (loss) income	$(27,825)	(4,207)	2,192	1,174	(1,511)	3,060	2,944	965
depreciation	$1,946	1,987	1,988	1,905	2,030	2,031	2,041	2,015
weighted average shares outstanding	12,297	12,409	12,408	12,399	12,384	12,438	12,515	12,510
weighted average shares outstanding , assuming dilution	12,297	12,420	12,408	12,410	12,384	12,465	12,551	12,600
PER SHARE DATA
net (loss) income from continuing operations per share - basic	$(1.56)	0.29	0.21	0.14	(0.09)	0.27	0.23	0.08
net (loss) income from continuing operations per share - diluted	(1.56)	0.29	0.21	0.14	(0.09)	0.27	0.23	0.08
net (loss) income from discontinued operation per share - basic	(0.71)	(0.63)	(0.03)	(0.05)	(0.03)	(0.02)	—	—
net (loss) income from discontinued operation per share - diluted	(0.71)	(0.63)	(0.03)	(0.05)	(0.03)	(0.02)	—	—
net (loss) income per share - basic	(2.26)	(0.34)	0.18	0.09	(0.12)	0.25	0.24	0.08
net (loss) income per share - diluted	(2.26)	(0.34)	0.18	0.09	(0.12)	0.25	0.24	0.08
book value	10.56	12.93	13.01	12.91	12.91	13.16	13.04	12.90
BALANCE SHEET DATA
operating working capital (3)	$49,389	58,862	48,220	48,662	47,736	50,997	48,776	50,884
property, plant and equipment, net	43,147	44,652	45,221	45,475	46,479	48,144	49,243	51,037
total assets	215,084	212,140	233,522	226,247	220,556	225,738	223,041	227,122
capital expenditures	462	1,431	1,831	909	295	835	590	1,255
dividends paid	1,289	1,304	1,241	1,241	1,239	1,240	1,126	1,127
lines of credit and Paycheck Protection Program loan (1)	38,371	—	—	—	—	—	—	4,000
shareholders' equity attributable to Culp Inc.	129,698	159,843	161,520	160,146	159,933	162,775	162,918	161,490
capital employed (2)	94,526	116,181	107,018	107,832	107,561	112,599	112,403	116,743
RATIOS & OTHER DATA
gross profit margin from continuing operations	6.4%	16.8%	19.4%	17.6%	16.7%	17.9%	16.1%	14.4%
operating income margin from continuing operations	(38.0%)	4.0%	6.3%	4.7%	3.6%	6.3%	5.9%	3.0%
net (loss) income margin from continuing operations	(40.4%)	5.3%	3.7%	2.5%	(1.7%)	4.5%	4.0%	1.4%
effective income tax rate associated with continuing operations	(3.8%)	(36.0%)	42.4%	48.9%	155.5%	27.8%	30.0%	46.9%
Debt-to-total capital employed ratio (1) (2)	40.6%	0%	0%	0%	0%	0%	0%	3.4%
operating working capital turnover (3)	5.1	5.4	5.7	5.7	5.7	5.9	6.2	6.6
days sales in receivables	48	33	30	30	33	30	29	32
inventory turnover	3.5	4.3	4.5	4.9	4.5	5.1	5.1	4.4
STOCK DATA
stock price
high	$12.93	16.92	17.49	21.08	21.06	23.84	27.78	32.05
low	5.87	12.35	13.09	16.41	17.05	18.06	21.04	23.90
close	6.91	12.63	15.35	17.39	20.74	18.47	22.31	24.75
daily average trading volume (shares)	75.9	41.6	31.4	23.5	35.6	43.3	29.8	27.0

(1)	Debt represents outstanding borrowings on our lines of credit and the Paycheck Protection Program loan.

(2)

Capital employed does not include cash and cash equivalents, short-term investments-held-to-maturity, short-term investments-available for sale, long-term investments – rabbi trust, long-term investments-held-to-maturity, noncurrent deferred income tax assets and liabilities, current and noncurrent income taxes receivable and payable, lines of credit, Paycheck Protection Program loan, deferred compensation, and financial statement line items associated with our discontinued operation.

(3)	Operating working capital includes accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 3, 2020, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 3, 2020. This evaluation was conducted under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 3, 2020.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 3, 2020, April 28, 2019, and April 29, 2018 and has audited the company’s effectiveness of internal controls over financial reporting as of May 3, 2020, as stated in their report, which is included in Item 8 hereof.

During the quarter ended May 3, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of May 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended May 3, 2020, and our report dated July 17, 2020 expressed an unqualified opinion on those financial statements.

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

July 17, 2020

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

The following table sets forth information as of the end of fiscal 2020 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	690,163
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	690,163

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

3(ii)

Restated and Amended Bylaws of the company, as amended July 10, 2019, were filed as Exhibit 3(ii) to the company’s Form 10-K for the year ended April 28, 2019, filed July 12, 2019 (Commission File No. 001-12597), and are incorporated herein by reference.

4.1	Description of Capital Stock.
10.1

Conformed copy of Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated August 3, 2013, consolidating (i) First Amendment dated as of July 10, 2015, (ii) Second Amendment dated as of March 10, 2016, (iii) Third Amendment dated as of August 1, 2016, (iv) Fourth Amendment dated as of September 27, 2016, (v) Fifth Amendment dated as of August 13, 2018, (vi) Sixth Amendment dated as of March 27, 2020, and (vii) Seventh Amendment dated as of June 30, 2020. This conformed copy is being filed for ease of reference and is qualified in its entirety by each of amendments referenced herein.

10.2	Sixth Amendment to the Credit Agreement dated as of March 27, 2020, by and between Culp, Inc. and Wells Fargo, N.A.
10.3	Seventh Amendment to the Credit Agreement dated as of June 30, 2020, by and between Culp, Inc. and Wells Fargo, N.A.
10.4

Written description of Annual Incentive Plan was filed as Exhibit 10.1 of the company’s Form 10-K for the year ended April 28, 2019, filed July 12, 2019 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.5	Form of Annual Incentive Award Agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated September 13, 2019 (Commission File No. 001-12597), and incorporated herein by reference. (*)
10.6

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated September 13, 2019 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.7

Written description of Non-Employee Director Compensation was filed as Exhibit 10.2 to the company’s Form 10-Q dated March 8, 2019 (Commission File No. 001-12597), and incorporated herein by reference.

10.8

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q dated September 8, 2017 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.9	2015 Equity Incentive Plan, filed as Annex A to the company’s 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference. (*)
10.10

Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference. (*)

10.11

Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.12

Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014, and is incorporated herein by reference. (*)

21	List of subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 33‑13310, 33-37027, 33-80206).
24(a)	Power of Attorney of Sharon Decker, dated July 17, 2020
24(b)	Power of Attorney of Perry E. Davis, dated July 17, 2020
24(c)	Power of Attorney of Kenneth R. Larson, dated July 17, 2020
24(d)	Power of Attorney of Fred A. Jackson, dated July 17, 2020
24(e)	Power of Attorney of Kenneth W. McAllister, dated July 17, 2020
31(a)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(c)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(c)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)	Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 112 under the subheading “Exhibit Index.”

c)	Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

Exhibit Number               Exhibit

4.1	Description of Capital Stock

10.1

Conformed copy of Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated August 3, 2013, consolidating (i) First Amendment dated as of July 10, 2015, (ii) Second Amendment dated as of March 10, 2016, (iii) Third Amendment dated as of August 1, 2016, (iv) Fourth Amendment dated as of September 27, 2016, (v) Fifth Amendment dated as of August 13, 2018, (vi) Sixth Amendment dated as of March 27, 2020, and (vii) Seventh Amendment dated as of June 30, 2020. This conformed copy is being filed for ease of reference and incorporates each of amendments referenced herein.

10.2	Sixth Amendment to the Credit Agreement dated as of March 27, 2020, by and between Culp, Inc. and Wells Fargo, N.A.

10.3	Seventh Amendment to the Credit Agreement dated as of June 30, 2020, by and between Culp, Inc. and Wells Fargo, N.A.

21	List of subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195, 33-13310, 33-37027, and 33-80206).

24(a)	Power of Attorney of Perry E. Davis, dated July 17, 2020

24(b)	Power of Attorney of Sharon A. Decker, dated July 17, 2020

24(c)	Power of Attorney of Kenneth R. Larson, dated July 17, 2020

24(d)	Power of Attorney of Fred A. Jackson, dated July 17, 2020

24(e)	Power of Attorney of Kenneth W. McAllister, dated July 17, 2020

31(a)	Certification of Co- Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(c)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(c)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17 th day of July 2020.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17 th day of July 2020.

/s/	Franklin N. Saxon	/s/	Kenneth R. Larson *
	Franklin N. Saxon		Kenneth R. Larson
	Executive Chairman		(Director)
(co-principal executive officer)
(Chairman of the Board of Directors)

/s/	Kenneth W. McAllister*	/s/	Fred A. Jackson*
	Kenneth W. McAllister		Fred A. Jackson
	(Lead Independent Director)		(Director)

/s/	Perry E. Davis *	/s/	Kenneth R. Bowling
	Perry E. Davis		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Sharon A. Decker*	/s/	Thomas B. Gallagher, Jr.
	Sharon A. Decker		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)
*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.