Form 10-Q
period 2020-08-02
CULP INC
filed 2020-09-11
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

1823 Eastchester Drive
High Point, North Carolina	27265-1402
(Address of principal executive offices)	(zip code)

(336) 889-5161

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, par value $.05/ Share	CULP	New York Stock Exchange

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

Common shares outstanding at September 8, 2020: 12,297,830

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended August 2, 2020

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2020 AND AUGUST 4, 2019

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	August 2,	August 4,
	2020	2019
Net sales	$64,464	$70,719
Cost of sales	(54,563)	(58,307)
Gross profit from continuing operations	9,901	12,412
Selling, general and administrative expenses	(8,018)	(9,149)
Restructuring credit	—	35
Income from continuing operations	1,883	3,298
Interest expense	(51)	—
Interest income	58	260
Other expense	(366)	(95)
Income before income taxes from continuing operations	1,524	3,463
Income tax expense	(4,324)	(1,692)
Income from investment in unconsolidated joint venture	67	13
Net (loss) income from continuing operations	(2,733)	1,784
Loss before income taxes from discontinued operation	—	(621)
Income tax benefit	—	11
Net loss from discontinued operation	—	(610)
Net (loss) income	$(2,733)	$1,174
Net (loss) income from continuing operations per share - basic	$(0.22)	$0.14
Net (loss) income from continuing operations per share - diluted	$(0.22)	$0.14
Net loss from discontinued operation per share - basic	—	$(0.05)
Net loss from discontinued operation per share - diluted	—	$(0.05)
Net (loss) income per share - basic	$(0.22)	$0.09
Net (loss) income per share - diluted	$(0.22)	$0.09
Average shares outstanding, basic	12,287	12,399
Average shares outstanding, diluted	12,287	12,410

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2020 AND AUGUST 4, 2019

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 2,	August 4,
	2020	2019
Net (loss) income	$(2,733)	$1,174
Unrealized holding gains on investments, net of tax	69	6
Comprehensive (loss) income	$(2,664)	$1,180
Plus: Comprehensive loss attributable to noncontrolling interest associated with discontinued operation	—	164
Comprehensive (loss) income attributable to Culp, Inc. common shareholders	$(2,664)	$1,344

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 2, 2020, AUGUST 4, 2019, AND MAY 3, 2020

UNAUDITED

(Amounts in Thousands)

	August 2,	August 4,	* May 3,
	2020	2019	2020
Current assets:
Cash and cash equivalents	$39,986	44,236	69,790
Short-term investments - Held-To-Maturity	5,092	—	4,271
Short-term investments - Available for Sale	983	—	923
Accounts receivable, net	29,893	23,661	25,093
Inventories	40,402	47,593	47,907
Current income taxes receivable	782	776	1,585
Current assets - Discontinued operation	—	3,557	—
Other current assets	3,547	2,617	2,116
Total current assets	120,685	122,440	151,685
Property, plant and equipment, net	42,051	45,475	43,147
Goodwill	—	13,569	—
Intangible assets	3,286	3,805	3,380
Long-term investments - rabbi trust	7,916	7,347	7,834
Long-term investments - Held-To-Maturity	1,314	—	2,076
Right of use assets	6,443	5,488	3,903
Noncurrent income taxes receivable	—	733	—
Deferred income taxes	593	486	793
Investment in unconsolidated joint venture	1,759	1,520	1,602
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - Discontinued operation	—	23,058	—
Other assets	540	526	664
Total assets	$184,587	226,247	215,084
Current liabilities:
Line of credit - China operations	$—	—	1,015
Paycheck Protection Program Loan	—	—	7,606
Accounts payable - trade	25,746	21,855	23,002
Accounts payable - capital expenditures	333	50	107
Operating lease liability - current	2,387	2,270	1,805
Deferred revenue	685	684	502
Accrued expenses	7,852	8,104	5,687
Accrued restructuring costs	—	42	—
Current liabilities - Discontinued operation	—	1,431	—
Income taxes payable - current	613	1,116	395
Total current liabilities	37,616	35,552	40,119
Line of credit - U.S. operations	—	—	29,750
Accrued expenses - long-term	117	333	167
Operating lease liability - noncurrent	4,214	3,081	2,016
Income taxes payable - long-term	3,591	3,640	3,796
Deferred income taxes	5,311	2,543	1,818
Deferred compensation	7,869	7,232	7,720
Contingent consideration affiliated with discontinued operation	—	5,931	—
Noncurrent liabilities - Discontinued operation	—	3,599	—
Total liabilities	58,718	61,911	85,386
Commitments and Contingencies (Notes 10, 17 and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,291,946 at August 2, 2020; 12,405,014 at August 4, 2019; and 12,284,946 at May 3, 2020	615	621	615
Capital contributed in excess of par value	42,708	43,803	42,582
Accumulated earnings	82,487	115,676	86,511
Accumulated other comprehensive income (loss)	59	46	(10)
Total shareholders' equity attributable to Culp Inc.	125,869	160,146	129,698
Noncontrolling interest - Discontinued Operation	-	4,190	—
Total equity	125,869	164,336	129,698
Total liabilities and shareholders' equity	$184,587	226,247	215,084

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 2, 2020 AND AUGUST 4, 2019

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 2,	August 4,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,733)	1,174
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,822	1,905
Amortization	118	176
Stock-based compensation	126	154
Deferred income taxes	3,693	(662)
Gain on disposal of equipment	—	(17)
Income from investment in unconsolidated joint venture	(67)	(13)
Foreign currency exchange loss (gain)	154	(47)
Changes in assets and liabilities:
Accounts receivable	(4,757)	(375)
Inventories	7,592	(25)
Other current assets	(1,254)	161
Other assets	(24)	111
Accounts payable – trade	2,544	(1,468)
Deferred revenue	183	285
Accrued expenses and deferred compensation	2,377	222
Accrued restructuring costs	—	(82)
Income taxes	807	524
Net cash provided by operating activities	10,581	2,023
Cash flows from investing activities:
Capital expenditures	(500)	(935)
Proceeds from the sale of equipment	—	209
Investment in unconsolidated joint venture	(90)	—
Proceeds from the sale of short-term investments (Held to Maturity)	350	5,000
Purchase of short-term and long-term investments (Held to Maturity)	(423)	—
Purchase of short-term investments (Available for Sale)	(34)	—
Proceeds from the sale of long-term investments (Rabbi Trust)	39	—
Purchase of long-term investments (Rabbi Trust)	(78)	(259)
Net cash (used in) provided by investing activities	(736)	4,015
Cash flows from financing activities:	—
Payments associated with lines of credit	(30,772)	—
Payments associated with Paycheck Protection Program Loan	(7,606)	—
Dividends paid	(1,291)	(1,241)
Cash paid for acquisition of business	—	(763)
Proceeds from subordinated loan payable associated with the noncontrolling interest of discontinued operation	—	250
Capital contribution from noncontrolling interest associated with discontinued operation	—	40
Common stock surrendered for withholding taxes payable	—	(44)
Payments of debt issuance costs	(15)	—
Net cash used in financing activities	(39,684)	(1,758)
Effect of exchange rate changes on cash and cash equivalents	35	(52)
(Decrease) increase in cash and cash equivalents	(29,804)	4,228
Cash and cash equivalents at beginning of period	69,790	40,008
Cash and cash equivalents at end of period	$39,986	44,236

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED AUGUST 2, 2020

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020 *	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
Net loss	—	—	—	(2,733)	—	(2,733)
Stock-based compensation	—	—	126	—	—	126
Unrealized gain on investments	—	—	—	—	69	69
Fully vested common stock award	7,000	—	—	—	—	—
Dividends paid	—	—	—	(1,291)	—	(1,291)
Balance, August 2, 2020	12,291,946	$615	$42,708	$82,487	$59	$125,869

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED AUGUST 4, 2019

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.

			Capital		Accumulated		Noncontrolling
			Contributed		Other		Interest
	Common Stock		in Excess	Accumulated	Comprehensive		Discontinued	Total
	Shares	Amount	of Par Value	Earnings	Income	Total	Operation	Equity
Balance, April 28, 2019 *	12,391,160	$620	$43,694	$115,579	$40	$159,933	$4,314	$164,247
Net income (loss)	—	—	—	1,338	—	1,338	(164)	1,174
Stock-based compensation	—	—	154	—	—	154	—	154
Unrealized gain on investments	—	—	—	—	6	6	—	6
Common stock issued in connection with vesting of performance based restricted stock units	12,776	1	(1)	—	—	—	—	—
Fully vested common stock award	3,659	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,581)	—	(44)	—	—	(44)	—	(44)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contribution from non-controlling interest associated with discontinued operation	—	—	—	—	—	—	40	40
Balance, August 4, 2019	12,405,014	$621	$43,803	$115,676	$46	$160,146	$4,190	$164,336

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

The company’s three-months ended August 2, 2020, and August 4, 2019, represent 13-week and 14-week periods, respectively.

2. Significant Accounting Policies

As of August 2, 2020, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2020.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses (CECL)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result, we adopted the provisions of Topic 326 on May 4, 2020 and applied this guidance during the first quarter of fiscal 2021. The adoption of Topic 326 did not have an impact on our financial position, results of operations, or cash flows. See notes 4 and 11 of our consolidated financial statements for further details of the adoption of CECL as of May 4, 2020 and our assessments and conclusions as of August 2, 2020.

Recently Issued Accounting Pronouncements

The company has considered all recent accounting pronouncements and currently believes there are no recent accounting pronouncements that may have a material impact on our Consolidated Financial Statements.
3.	HOME ACCESSORIES SEGMENT – DISCONTINUED OPERATION

Overview

On March 31, 2020, we sold our entire ownership interest in eLuxury, LLC (“eLuxury”) to eLuxury’s noncontrolling interest holder in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into supply and royalty arrangements designed to preserve an additional sales channel for our core products. Also, this sale, which was part of our comprehensive response to the challenging business conditions arising from the COVID-19 global pandemic, is expected to increase our liquidity and allows us to focus on our core businesses of upholstery and mattress fabrics.

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

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated. This sale (and the resulting elimination of the home accessories segment) was the result of our strategic decision to focus on our core business products, which we believe will increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operations” on our Consolidated Statement of Net Income for the three-months ending August 4, 2019. Additionally, assets and liabilities associated with our home accessories segment as of August 4, 2019, were reclassified from certain amounts reported in the prior period to present separately in captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, “current liabilities -discontinued operation”, and “noncurrent liabilities – discontinued operation” to conform to current year financial statement presentation.

Consolidated Balance Sheet

The following is a summary of the assets and liabilities of the disposal group that are presented separately as a discontinued operation on the Consolidated Balance Sheet as of August 4, 2019.

August 4,
(dollars in thousands)	2019
ASSETS
current assets:
cash and cash equivalents	$—
accounts receivable	429
inventories	3,067
other current assets	61
total current assets - discontinued operation	3,557
property, plant, and equipment	1,814
goodwill	13,653
intangible asset	6,549
right of use asset	1,042
total noncurrent assets - discontinued operation	23,058
total assets	$26,615
LIABILITIES AND NET ASSETS
current liabilities:
accounts payable	$783
operating lease liability - current	186
accrued expenses	462
total current liabilities - discontinued operation	1,431
loan payable - Culp Inc.	1,800
subordinated loan payable - noncontrolling interest	925
operating lease liability - long-term	874
total noncurrent liabilities - discontinued operation	3,599
total liabilities	5,030
total net assets of discontinued operation	$21,585

Net Loss from Discontinued Operation

The following is a summary of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are presented in the Consolidated Statements of Net Income for the three-months ending August 4, 2019:

August 4,
(dollars in thousands)	2019
net sales	$4,302
cost of sales	(3,349)
gross profit	953
selling, general and administrative expenses	(1,562)
interest expense (1)	(20)
other income	8
loss before income taxes from discontinued operation	(621)
income tax benefit	11
net loss from discontinued operation	$(610)

(1)

Interest expense is directly attributable to our discontinued operations as it pertains to loans payable assumed by the buyer, (the former noncontrolling interest holder) or required to be paid to Culp Inc. based on the terms of the sale agreement.

The following is a summary of net (loss) income from continuing operations, net loss from discontinued operation, and net (loss) income attributable to Culp Inc. common shareholders and the noncontrolling interest associated with our discontinued operation for the three-months ending August 2, 2020, and August 4, 2019:

	August 2,	August 4,
(dollars in thousands)	2020	2019
net (loss) income from continuing operations	$(2,733)	$1,784
net (loss) income from continuing operations attributable to noncontrolling interest	—	—
net (loss) income from continuing operations attributable to Culp Inc. common shareholders	$(2,733)	$1,784
net loss from discontinued operation	$-	$(610)
net loss from discontinued operation attributable to noncontrolling interest	—	164
net loss from discontinued operation attributable to Culp Inc. common shareholders	$-	$(446)
net loss (income)	$(2,733)	$1,174
net loss from noncontrolling interest associated with a discontinued operation	—	164
net (loss) income attributable to Culp Inc. common shareholders	$(2,733)	$1,338

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $1.4 million during the three-months ending August 4, 2019. Our discontinued operation did not have any net cash (used in) or provided by investing activities during the three-months ending August 4, 2019. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp, Inc. and the noncontrolling interest holder of eLuxury, totaling $1.4 million during the three-months ending August 4, 2019. We believe our liquidity will improve in the absence of our former home accessories segment due to the significant losses that were incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that will no longer be required.

Continuing Obligations, Financial Commitments, and Continuing Relationships with the Discontinued Operation

Supply and Royalty Agreements

In connection with the sale of our entire ownership interest in eLuxury, we entered into supply and royalty agreements with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabrics products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft goods products, subject to our ability to provide competitive pricing and delivery terms for such products. The royalty agreement requires eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement, for sales of eLuxury’s products to certain business-to-business customers, including customers which we referred to eLuxury prior to the sale transaction and new customer relationships we develop for eLuxury going forward, as well of eLuxury products generated by sales representatives that we develop or introduce to eLuxury.

There are no guarantees or provisions under either the supply or royalty agreements that require eLuxury to purchase a minimum amount of our products or sell a certain amount of eLuxury products to customer or through sales representatives developed or introduced by us. As a result, the success of these agreements and the period of time in which our involvement with eLuxury is expected to continue are based on eLuxury’s ability to sell products that require mattress and upholstery fabrics and our ability to provide an additional sales channel for eLuxury to grow their business-business sales platform.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations for our Consolidated Statement of Income for the three-months ending August 4, 2019. Therefore, we reported both net sales and cost of sales from continuing operations totaling $174,000 during the three-months ending August 4, 2019, that were previously eliminated in consolidation.

During the three-months ending August 2, 2020, shipments to eLuxury under the supply arrangement totaled $244,000. During the three-months ending August 2, 2020, we received payments pursuant to the royalty agreement totaling $17,000.

Financial Guarantee

Currently, we have an agreement that guarantees 70% of any unpaid lease payments associated with eLuxury’s facility located in Evansville, Indiana. The lease agreement expires in September 2024 and requires monthly payments of $18,865. Under the terms of the sale of our controlling interest in eLuxury, the buyer (the former noncontrolling interest holder) must use commercially reasonable efforts to cause the lessor to release us from this financial guarantee of eLuxury’s lease agreement. Additionally, eLuxury, and its sole owner following the sale transaction, have indemnified us from any liabilities and obligations that we would be required to pay regarding this lease agreement.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three Months Ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Beginning balance	$472	$393
Provision for bad debts	80	(30)
Net write-offs, net of recoveries	—	—
Ending balance	$552	$363

During the three-months ended August 2, 2020, we assessed the credit risk of our customers within our accounts receivable. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; (iv) historical loss experience; and (v) the ongoing economic uncertainty associated with the COVID-19 global pandemic. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $552,000 as of August 2, 2020.

5. Revenue from Contracts with Customers

Nature of Performance Obligations

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Additionally, Read Window Products LLC (“Read”), a wholly-owned subsidiary, is a turn-key provider of window treatments and sourcing of upholstery fabrics and other products, as well as measuring, and installation services of Read’s products for the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read is included in the upholstery fabrics segment.

Our primary performance obligations include the sale of mattress fabrics and upholstery fabrics, as well as the performance of customized fabrication and installation services of Read’s own products associated with window treatments.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Thus, the results of operations associated with our home accessories segment were excluded from our continuing operations and are presented as a discontinued operation in our consolidated financial statements.

The home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

Prior to its disposal, our former home accessories segment reported net sales totaling $4.3 million during the first quarter of fiscal 2020.   Revenue associated with the sales of home accessories products was recognized at the point-in-time when control was transferred to the customer.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  For a limited time, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as the limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of August 2, 2020, August 4, 2019, and May 3, 2020.

A summary of the activity associated with deferred revenue for the three-month periods ended August 2, 2020, and August 4, 2019, follows:

	Three months ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Beginning balance	$502	$399
Revenue recognized on contract liabilities	(593)	(483)
Payments received for services not yet rendered	776	768
Ending balance	$685	$684

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 2, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$36,103	$26,061	$62,164
Services transferred over time	—	2,300	2,300
Total Net Sales	$36,103	$28,361	$64,464

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 4, 2019:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$38,859	$29,827	$68,686
Services transferred over time	—	2,033	2,033
Total Net Sales	$38,859	$31,860	$70,719

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 2, 2020	August 4, 2019		May 3, 2020
Raw materials	$7,742	$6,467		$7,823
Work-in-process	2,292	2,677		1,958
Finished goods	30,368	41,516		38,126
	$40,402	$50,660	(1)	$47,907

(1)

As of August 4, 2019, inventory totaled $50.7 million, of which $47.6 million and $3.1 million were classified as inventory and within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	August 2, 2020	August 4, 2019		May 3, 2020
Tradenames	$540	$7,232		$540
Customer relationships, net	2,162	2,463		2,238
Non-compete agreement, net	584	659		602
	$3,286	$10,354	(1)	$3,380

(1)

As of August 4, 2019, intangible assets totaled $10.4 million, of which $3.8 million and $6.6 million were classified as intangible assets and within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Tradenames

Our tradename totaling $540,000 as of August 2, 2020, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of August 2, 2020, no indicators of impairment existed.

However, during our annual assessment as of May 3, 2020, we performed a qualitative assessment in which we concluded that it was more-likely-than-not that the fair value of Read’s tradename was less than its carrying amount. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance during the fourth quarter of fiscal 2020 and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more-likely-than-not that the fair market value of Read’s tradename was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of Read’s tradename and comparing the respective fair value of Read’s tradename with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $143,000 during the fourth quarter of fiscal 2020.

As a result of our quantitative impairment test, we determined the fair value of our tradename was $540,000 using the relief from royalty method. This method used significant unobservable inputs and therefore, the fair value of our tradename was classified as level 3 within the fair value hierarchy.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Beginning balance	$2,238	$2,538
Amortization expense	(76)	(75)
Ending balance	$2,162	$2,463

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships were $3.1 million as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively. Accumulated amortization for these customer relationships were $953,000, $652,000 and $877,000 at August 2, 2020, August 4, 2019, and May 3, 2020, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2021 - $226,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; and thereafter - $732,000.

The weighted average amortization period for our customer relationships is 7.4 years as of August 2, 2020.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Beginning balance	$602	$678
Amortization expense	(18)	(19)
Ending balance	$584	$659

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively. Accumulated amortization for our non-compete agreement was $1.5 million as of August 2, 2020, $1.4 million as of August 4, 2019, and $1.4 million as of May 3, 2020.

The remaining amortization expense for the next five years and thereafter follows: FY 2021 - $56,000; FY 2022 - $76,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000, and Thereafter - $224,000.

The weighted average amortization period for the non-compete agreement is 7.8 years as of August 2, 2020.

8. Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owns fifty percent of Class International Holdings, Ltd. (CLIH). CLIH produces cut and sewn mattress covers in an 80,000 square foot facility located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CLIH complements our mattress fabric operations with a reactive platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

On December 20, 2019, CLIH entered into an agreement to construct an additional plant facility totaling 40,000 square feet, which is currently expected to be completed during the second quarter of fiscal 2021. This new plant facility will be near our existing operations and will provide additional capacity that will enhance our ability to produce sewn covers. This agreement requires payments totaling $1.2 million, of which $600,000 was paid in February 2020, $180,000 was paid May 2020, and the remaining balance of $420,000 is to be paid upon completion.

CLIH reported net income totaling $134,000 and $26,000 for the three-month periods ending August 2, 2020, and August 4, 2019, respectively. Our equity interest in CLIH’s net income was $67,000 and $13,000 for the three-month periods ending August 2, 2020, and August 4, 2019, respectively.

The following table summarizes information on assets, liabilities, and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Total assets	$3,668	$3,161	$3,338
Total liabilities	$149	$120	$133
Total members’ equity	$3,519	$3,041	$3,205

As of August 2, 2020, August 4, 2019, and May 3, 2020, our investment in CLIH totaled $1.8 million, $1.5 million, and $1.6 million, respectively, which represents the company’s fifty percent ownership interest in CLIH.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Compensation, commissions and related benefits	$4,549	$3,493	$3,038
Interest	—	13	9
Other accrued expenses	3,420	5,393	2,807
	$7,969	$8,899	$5,854

As of August 2, 2020, we had accrued expenses totaling $8.0 million, of which $7.9 million and $117,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. As of August 4, 2019, we had accrued expenses totaling $8.9 million, of which $8.1 million, $333,000, and $462,000 were classified as current accrued expenses, long-term accrued expenses, and current liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had accrued expenses totaling $5.9 million, of which $5.7 million and $167,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

10. Lines of Credit and Paycheck Protection Program Loan

Revolving Credit Agreement – United States

Our Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.75%, 3.68%, and 1.75% as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA.

Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands), as required by the Credit Agreement.

As a result of the COVID-19 global pandemic and the uncertainty relating to the unknown duration and overall effect on the company, we proactively took a precautionary measure and borrowed the maximum amount available from this line of credit during the fourth quarter of fiscal 2020. Consequently, we had outstanding borrowings of $29.8 million under the Credit Agreement as of May 3, 2020. During June 2020, we repaid the entire $29.8 million outstanding balance, and as a result, there were no borrowings outstanding under the Credit Agreement as of August 2, 2020. Additionally, there were no borrowings outstanding under the Credit Agreement as of August 4, 2019.

As of August 2, 2020, August 4, 2019, and May 3, 2020, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.  As of August 2, 2020, we had $750,000 remaining for the issuance of additional letters of credit.

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

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB’s ($5.7 million USD as of August 2, 2020). This agreement has an interest rate determined by the Chinese government at the time of borrowing and is set to expire on December 4, 2020. As of May 3, 2020, there were outstanding borrowings under the agreement totaling $1.0 million, at an applicable interest rate of 2.41%. During June 2020, we repaid the entire $1.0 million outstanding balance, and as a result, there were no borrowings outstanding under the agreement as of August 2, 2020. Additionally, there were no borrowings outstanding under the agreement as of August 4, 2019.

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

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 2, 2020, we were in compliance with these financial covenants.

11. Fair Value of Financial Instruments

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

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements as of August 2, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,533	N/A	N/A	$7,533
Short Term Bond Funds	983	N/A	N/A	983
Growth Allocation Fund	246	N/A	N/A	246
Moderate Allocation Fund	71	N/A	N/A	71
Other	66	N/A	N/A	66

	Fair value measurements as of August 4, 2019 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,920	N/A	N/A	$6,920
Growth Allocation Fund	213	N/A	N/A	213
Moderate Allocation Fund	130	N/A	N/A	130
Other	84	N/A	N/A	84

	Fair value measurements as of May 3, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,496	N/A	N/A	$7,496
Short Term Bond Funds	923	N/A	N/A	923
Growth Allocation Fund	219	N/A	N/A	219
Moderate Allocation Fund	63	N/A	N/A	63
Other	56	N/A	N/A	56

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted of a short-term mutual bond funds and had an accumulated unrealized gain totaling $6,000 as of August 2, 2020, and $9,000, as of May 3, 2020. Our short-term investments classified as available for sale were recorded at their fair values of $983,000, and $923,000 as of August 2, 2020, and May 3, 2020, respectively. As of August 2, 2020, and May 3, 2020, the fair value of our short-term investments approximated their cost basis.  There were no short-term investments classified as available for sale on August 4, 2019.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with original maturities that range from 2 to 10 years, all of which have remaining maturities of less than 2 years as of August 2, 2020. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and recorded amortized cost.

As of August 2, 2020, and May 3, 2020, our held-to-maturity investments recorded at amortized cost totaled $6.4 million and $6.3 million, respectively. The fair value of our held-to-maturity investments as of August 2, 2020, and May 3, 2020, totaled $6.5 million and $6.4 million, respectively.  There were no investments classified as held-to-maturity on August 4, 2019.

Our bond investments were classified as level 2 as they were traded over the counter within a broker network and not on an active market. The fair value of our bond investments were determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investment.

Current Expected Credit Loses (CECL)- Available for Sale and Held-To-Maturity Investments

As of May 4, 2020, we did not have an allowance for credit losses related to our short-term available for sale and held-to-maturity investments, which are comprised mostly of fixed income securities that are predominantly high-grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and short-term mutual bond funds.

As a result of our adoption of Topic 326 effective May 4, 2020, we determined that our credit loss exposure was immaterial due to the short-term nature of our mutual bond funds and we have experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell or likely that we will be required to sell our held-to-maturity investments before the recovery of their amortized cost basis.

As of August 2, 2020, we reported an accumulated unrealized gain of $6,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell or is likely that we will be required to sell our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the three-months ending August 2, 2020.

Long-Term Investments - Rabbi Trust

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”), which enables its participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of a money market fund and various mutual funds that are classified as available for sale.

The long-term investments associated with our rabbi trust were recorded at their fair values of $7.9 million, $7.3 million, and $7.8 million as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $53,000 as of August 2, 2020, an unrealized gain of $46,000 as of August 4, 2019, and an unrealized loss of $19,000 as of May 3, 2020. The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis – Fourth Quarter Fiscal 2020

Continuing Operations

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess our goodwill and tradename for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual assessment of goodwill associated with our mattress fabrics segment and goodwill and tradename affiliated with Read as of May 3, 2020. Based on our qualitative assessment we concluded that impairment indicators existed, such as our unfavorable financial performance during the fourth quarter of fiscal 2020 and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. As a result, we determined it was more-likely-than-not that the goodwill associated with our mattress fabrics segment and the goodwill and tradename affiliated with Read were impaired, and therefore, we conducted quantitative asset impairment tests. Consequently, based on the results of our quantitative asset impairment tests as of May 3, 2020, we recorded an asset impairment charge totaling $13.6 million during our fourth quarter of fiscal 2020 for the entire carrying amount of our goodwill associated with our mattress fabrics segment and Read.  Additionally, we recorded an asset impairment charge of $143,000 during the fourth quarter of fiscal 2020 which reduced the carrying amount of Read’s tradename to its fair value of $540,000.

Our fair values associated with our goodwill and tradename were determined using a discounted cash flow and the relief from royalty methods, respectively. These methods used significant unobservable inputs, and therefore, the fair values of our goodwill and tradename were classified within level 3 of the fair value hierarchy.

Discontinued Operation – Home Accessories Segment

During the fourth quarter of fiscal 2020, we record asset impairment charges totaling $6.6 million, of which $4.2 million and $2.4 million were for the entire remaining carrying value associated with our former home accessories segment’s tradename and goodwill. These impairment charges were based on the expected selling price of our entire ownership interest in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership in eLuxury. We believe the expected selling price represents a significant observable input and therefore, the fair values of our former home accessories segment’s tradename and goodwill were classified within level 2 of the fair value hierarchy.

12. Cash Flow Information

Interest and income taxes paid are as follows:

	Three months ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Interest	$60	$—
Income taxes (1) (2)	9	1,822

(1)

In accordance with the provisions of the 2017 Tax Cuts and Jobs Act, corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each our fiscal years 2021 and 2022, respectively. Net income taxes paid for the three-month period ending August 2, 2020, included our first 50% installment of our refundable balance totaling $746,000.

In accordance with the provisions of the CARES Act, 100% of AMT credit carryforwards for tax years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment plus interest totaling $764,000 during the second quarter of fiscal 2021.

(2)

The net income tax payments totaling $9,000 during the first quarter of fiscal 2021 included income tax payments associated with our foreign jurisdictions totaling $755,000 that were mostly offset by the U.S. income tax refund of $746,000 received during the first quarter of fiscal 2021 as referenced in note (1) above. The income tax payments totaling $1.8 million during the first quarter of fiscal 2020, represented income tax payments associated with our foreign jurisdictions totaling $984,000 and a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company.

13. Net (Loss) Income from Continuing Operations Per Share

Basic net (loss) income from continuing operations per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income from continuing operations per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net (loss) income from continuing operations per share are as follows:

	Three months ended
(amounts in thousands)	August 2, 2020	August 4, 2019
Weighted average common shares outstanding, basic	12,287	12,399
Dilutive effect of stock-based compensation	—	11
Weighted average common shares outstanding, diluted	12,287	12,410

During the first quarter of fiscal 2021, 27,153 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as their effect would be antidilutive as result a result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our stock-based compensation awards. During the first quarter of fiscal 2021, an additional 6,675 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as we incurred a net loss, in which their effect would be antidilutive. During the first quarter of fiscal 2020, 612 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share as their effect would be antidilutive, as result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our stock-based compensation awards.

14. Segment Information

Overall

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Additionally, the segment includes Read, a wholly-owned subsidiary, which is a turn-key provider of window treatments and sourcing of upholstery fabrics and other products, as well as measuring, and installation services of Read’s own products for the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Thus, the results of operations associated with our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements.

Our former home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. As disclosed in Note 3, a reconciliation is provided that has detailed balance sheet information as of August 4, 2019, that is reconciled to captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, current liabilities – discontinued operation”, and “noncurrent liabilities – discontinued operation” presented in the Consolidated Balance Sheet as of August 4, 2019. Also, a reconciliation is provided that pertains to detailed income statement information disclosed in Note 3 and is reconciled to net loss from discontinued operation presented in the Consolidated Statements of Net Income for the three-month period ending August 4, 2019.

Financial Information

We evaluate the operating performance of our current business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and restructuring related charges, and other non-recurring items. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their staff, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also includes in segment assets its investment in an unconsolidated joint venture. Goodwill and intangible assets are not included in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to the individual segments, or determine executive compensation.

Statements of operations for our current operating segments are as follows:

	Three months ended
	August 2, 2020	August 4, 2019
net sales by segment:
mattress fabrics	$36,103	$38,859
upholstery fabrics	28,361	31,860
net sales	$64,464	$70,719
gross profit from continuing operations by segment:
mattress fabrics	$4,608	$5,691
upholstery fabrics	5,293	6,721
gross profit from continuing operations	$9,901	$12,412
selling, general, and administrative expenses by segment:
mattress fabrics	$2,763	$3,071
upholstery fabrics	3,180	3,846
unallocated corporate expenses	2,075	2,232
selling, general, and administrative expenses	$8,018	$9,149
income (loss) from continuing operations by segment:
mattress fabrics	$1,845	$2,620
upholstery fabrics	2,113	2,875
unallocated corporate expenses	(2,075)	(2,232)
subtotal	1,883	3,263
restructuring credit	—	35
total income from continuing operations	$1,883	$3,298
interest expense	(51)	—
interest income	58	260
other expense	(366)	(95)
income before income taxes from continuing operations	$1,524	$3,463

Balance sheet information for our current operating segments follows:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Segment assets:
Mattress Fabrics
Accounts receivable	$15,585	$12,632	$12,212
Inventory	20,070	24,410	26,620
Property, plant and equipment (1)	39,597	43,211	40,682
Right of use assets (2)	832	235	362
Investment in unconsolidated joint venture	1,759	1,520	1,602
Total mattress fabrics assets	77,843	82,008	81,478
Upholstery Fabrics
Accounts receivable	14,308	11,029	12,881
Inventory	20,332	23,183	21,287
Property, plant and equipment (3)	1,634	1,856	1,633
Right of use assets (4)	3,802	3,054	1,633
Total upholstery fabrics assets	40,076	39,122	37,434
Total segment assets	117,919	121,130	118,912
Non-segment assets:
Cash and cash equivalents	39,986	44,236	69,790
Short-term investments - available for sale	983	—	923
Short-term investments - held-to-maturity	5,092	—	4,271
Current income taxes receivable	782	776	1,585
Current assets - discontinued operation	—	3,557	—
Other current assets	3,547	2,617	2,116
Deferred income taxes	593	486	793
Property, plant and equipment (5)	820	408	832
Right of use assets (6)	1,809	2,199	1,908
Goodwill	—	13,569	—
Intangible assets	3,286	3,805	3,380
Long-term investments - rabbi trust	7,916	7,347	7,834
Long-term investments - held-to-maturity	1,314	—	2,076
Noncurrent income taxes receivable	—	733	—
Other assets	540	526	664
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - discontinued operation	—	23,058	—
Total assets	$184,587	$226,247	$215,084

	Three months ended
(dollars in thousands)	August 2, 2020	August 4, 2019
Capital expenditures (7):
Mattress Fabrics	$545	$669
Upholstery Fabrics	113	184
Unallocated Corporate	68	56
Total capital expenditures	$726	$909
Depreciation expense:
Mattress Fabrics	$1,631	$1,620
Upholstery Fabrics	191	190
Discontinued Operation	—	95
Total depreciation expense	$1,822	$1,905

(1)

The $39.6 million as of August 2, 2020, represents property, plant, and equipment of $27.0 million and $12.6 million located in the U.S. and Canada, respectively. The $43.2 million as of August 4, 2019, represents property, plant, and equipment of $31.2 million and $12.0 million located in the U.S. and Canada, respectively.   The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

(2)

The $832 as of August 2, 2020 represents right of use assets of $297 and $535 located in the U.S. and Canada, respectively.  The $235 as of August 4, 2019, and the $362 as of May 3, 2020, represents right of use assets located in the U.S.

(3)

The $1.6 million as of August 2, 2020, represents property, plant, and equipment of $1.2 million and $456 located in the U.S. and China, respectively. The $1.9 million as of August 4, 2019, represents property, plant, and equipment of $1.3 million and $548 located in the U.S. and China, respectively.   The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471 located in the U.S. and China, respectively.

(4)

The $3.8 million as of August 2, 2020, represents right of use assets of $3.1 million and $710 located in China and the U.S., respectively.  The $3.1 million as of August 4, 2019, represents right of use assets of $1.8 million and $1.3 million located in China and the U.S., respectively.  The $1.6 million as of May 3, 2020, represents right of use assets of $857 and $776 located in the U.S. and China, respectively.

(5)

The $820, $408, and $832 as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $1.8 million, $2.2 million, and $1.9 million as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively, represents right of use assets located in the U.S
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

15. Income Taxes

Income Tax Expense

Total income tax expense for the three-month periods ending August 2, 2020, and August 4, 2019, were allocated as follows:

	August 2,	August 4,
(dollars in thousands)	2020	2019
income from continuing operations	$4,324	$1,692
loss from discontinued operations	—	(11)
	$4,324	$1,681

Effective Income Tax Rate

We recorded income tax expense of $4.3 million, or 283.7% of income before income taxes from continuing operations, for the three-month period ended August 2, 2020, compared with income tax expense of $1.7 million, or 48.9% of income before income taxes from continuing operations, for the three-month period ended August 4, 2019. Our effective income tax rates associated with our continuing operations for the three-month periods ended August 2, 2020, and August 4, 2019, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the three-month periods ending August 2, 2020 and August 4, 2019:

	August 2,	August 4,
	2020	2019
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	474.4	—
U.S. income tax law change	(232.5)	—
Global Intangible Low Taxed Income Tax (GILTI)	—	13.6
Foreign income tax rate differential	19.6	10.2
Other	1.2	4.1
	283.7%	48.9%

U.S. Tax Law Change

Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2019 ($2.1 million) and fiscal 2020 ($1.9 million). With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021, as a result  of the continuing economic uncertainty associated with the COVID-19 global pandemic. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Additionally, we recorded a $271,000 income tax charge through our first quarter of fiscal 2021 to provide for a full valuation allowance against a U.S. income tax loss carryforward that is originating during the current fiscal year. The $271,000 was included in our annual effective income tax rate and not treated as a discrete event.

Based on our assessments as of August 2, 2020, August 4, 2019, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
U.S. Federal and State net deferred income tax assets	$7,830	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,111	711	3,148

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. As of August 2, 2020, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment has been consistent with prior years. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely, and as a result we recorded a deferred tax liability associated with undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred tax liability will be required only for withholding taxes that are incurred by our foreign subsidiaries at the time earnings and profits are distributed. As a result, as of August 2, 2020, August 4, 2019, and May 3, 2020, we recorded a deferred income tax liability of $3.6 million, $2.9 million, and $3.4 million, respectively, for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

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

As of August 2, 2020, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. As of August 4, 2019, we had a $914,000 total gross unrecognized income tax benefit that was recorded to income taxes payable-long-term in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had a $1.3 million total gross income tax benefit that was recorded to income taxes payable-long term in the accompanying Consolidated Balance Sheets.

As of August 2, 2020, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million would favorably affect the income tax rate in future periods. As of August 4, 2019, the entire $914,000 total gross unrecognized income tax benefit would have favorably affected the income tax rate in future periods. As of May 3, 2020, the entire $1.3 million total gross unrecognized income would have favorably affected the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.4 million relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

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

As of August 2, 2020, there were 683,818 shares available for future equity-based grants under our 2015 plan.

Performance-Based Restricted Stock Units

Senior Executives

We grant performance-based restricted stock units to certain senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost for share-based awards is measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

There were no performance-based restricted stock units granted to certain senior executives during the three-months ended August 2, 2020.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted units granted to certain senior executives on July 18, 2019 and August 2, 2018:

	July 18,	August 2,
	2019	2018
Closing price of our common stock	$18.49	$24.35
Expected volatility of our common stock	30.0%	33.5%
Expected volatility of peer companies (1) (2)	29.9% - 82.3%	16.0%
Risk-free interest rate	1.73%	2.74%
Dividend yield	2.10%	1.35%
Correlation coefficient of peer companies (1) (2)	0.00 - 0.43	0.47

(1)

The expected volatility and correlation coefficient of our peer companies for the July 18, 2019 grant date were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

(2)

The expected volatility and correlation coefficient of our peer companies for the August 2, 2018 grant date were based on the Russell 2000 Index, which was approved by the Compensation Committee of our board of directors as the benchmark for determining the market-based total shareholder return component. Since the Russell 2000 Index was the only benchmark for determining the market-based total shareholder return component, no ranges were disclosed for these assumptions.

Key Employees and a Non-Employee

We grant performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements.

Our performance-based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards. Our performance-based restricted stock units granted to a non-employee, which vested during the first quarter of fiscal 2020, were measured based on the fair market value (closing price of our common stock) on the date when the performance criteria were met.

There were no performance-based restricted stock units granted to our key employees or any non-employees during the three-months ended August 2, 2020.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that are currently unvested as of August 2, 2020:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 18, 2019 (1)	93,653	—	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	—	$18.49	(7)	3 years
August 2, 2018 (1)	86,599	—	$18.51	(6)	3 years
August 2, 2018 (2)	47,800	—	$24.35	(7)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability if certain performance goals will be met as of the end of the vesting period, and in turn the number of shares that are expected to be awarded at the end vesting period. These amounts represent the number of shares that were expected to vest as of August 2, 2020.

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

The following table summarizes information related to our performance-based restricted stock units that vested during the three-month periods ending August 2, 2020 and August 4, 2019:

	Performance-Based
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2021 (1)	3,277	$33	$9.96	(4)
Fiscal 2021 (1)	3,710	$37	$9.96	(4)
Fiscal 2020 (1)	11,351	$197	$17.36	(4)
Fiscal 2020 (2)	4,961	$86	$17.36	(4)

(1)	Certain senior executives and key employees.
(2)	Non-employee
(3)	Dollar amounts are in thousands.
(4)	Price per share is derived from the closing price of our common stock on the date the respective performance based restricted stock units vested.

We recorded a (credit) or a charge to compensation expense of $(11,000) and compensation expense of $68,000 within selling, general, and administrative expenses for the three-month periods ending August 2, 2020, and August 4, 2019, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability if certain performance goals will be met as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost would not be recorded, and any previously recognized compensation cost would be reversed.

As of August 2, 2020, there were no performance-based restricted stock units expected to vest. Therefore, there was no unrecognized compensation cost related to our outstanding performance-based restricted stock units as of August 2, 2020.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management that are unvested as of August 2, 2020:

	Time-Based
	Restricted Stock
Date of Grant	Units Awarded	Price Per Share		Vesting Period
July 18, 2019	34,399	$18.49	(1)	3 years
August 2, 2018	10,000	$24.35	(1)	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $67,000 and $16,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month periods ending August 2, 2020, and August 4, 2019, respectively.

As of August 2, 2020, the remaining unrecognized compensation cost related to our time-based restricted stock units was $556,000, which is expected to be recognized over a weighted average vesting period of 2.1 years. As of August 2, 2020, the time-based restricted stock units that are expected to vest had a fair value totaling $493,000.

Common Stock Award

We granted a total of 7,000 shares of common stock to our outside directors on July 1, 2020. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of this award was $10.00 per share on July 1, 2020, which represents the closing price of our common stock on the date of grant.

We granted a total of 3,659 shares of common stock to our outside directors on July 1, 2019. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of this award was $19.21 per share on July 1, 2019, which represents the closing price of our common stock on the date of grant.

We recorded $70,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the three-months ending August 2, 2020, and August 4, 2019, respectively.

17. Leases

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

Our operating leases have remaining lease terms of 1 to 6 years, with renewal options for additional periods ranging up to 10 years. A lease term may include renewal options if it is reasonably certain that the option to renew a lease period will be exercised. A renewal option is considered reasonably certain to be exercised if there is a significant economic incentive, as defined in ASC Topic 842, to exercise the renewal option on the date a lease arrangement is commenced. Currently, renewal options are not included in the lease terms for any of our leases, as there is not a significant economic incentive for us to exercise any of our renewal options.

Most of our leases do not provide an implicit interest rate, and as a result, we use our incremental borrowing rate based on information available on the commencement date of a lease arrangement in determining the present value of lease our payments.

Balance Sheet

The right of use asset and lease liabilities associated with our operating leases as of August 2, 2020, August 4, 2019, and May 3, 2020, are as follows:

		(1)
(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Right of use asset	$6,443	$6,530	$3,903
Operating lease liability - current	2,387	2,456	1,805
Operating lease liability – noncurrent	4,214	3,955	2,016

(1)

As of August 4, 2019, right of use assets totaled $6.5 million, of which $5.5 million and $1.0 million were classified as right of use asset and within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.  At August 4, 2019, operating lease liabilities totaled $6.4 million, of which $2.3 million, $186,000, $3.1 million, and $874,000 were classified as operating lease liability – current, within current liabilities – discontinued operation, operating lease liability – long-term, and within noncurrent liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

Supplemental Cash Flow Information

Three Months Ended
(dollars in thousands)	August 2, 2020
Operating lease liability payments	$445
Right of use assets exchanged for lease liabilities	3,154

During the three-month period ending August 2, 2020, we entered into agreements that extended the lease term for two buildings associated with our upholstery fabrics operations located in China through December 2024, resulting in $2.6 million of additional right of use assets and lease liabilities.   Also, we entered into a new agreement to lease a warehouse associated with our mattress fabrics operations in Canada. This lease agreement has a three-year term that is set to expire in June 2023, resulting in a $550,000 additional right of use assets and lease liability.

Three Months Ended
(dollars in thousands)	August 4, 2019
Operating lease liability payments	$657
Right of use assets exchanged for lease liabilities	—

Operating lease expense for the three-months ended August 2, 2020, and August 4, 2019, was $658,000 and $719,000, respectively. Short-term lease and variable lease expenses were immaterial for the three-months ended August 2, 2020, and August 4, 2019.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2021, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2021	$2,050
2022	1,765
2023	1,350
2024	1,079
2025	663
Thereafter	—
$6,907
Less: interest	(306)
Present value of lease liabilities	$6,601

As of August 2, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

August 2, 2020
Weighted average lease term	3.5 years
Weighted average discount rate	2.78%

As of August 4, 2019, the weighted average remaining lease term and discount rate for our operating leases follows:

August 4, 2019
Weighted average lease term	3.5 years
Weighted average discount rate	3.82%

18. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of August 2, 2020, August 4, 2019, and May 3, 2020, we had total amounts due regarding capital expenditures totaling $333,000, $50,000, and $107,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of August 2, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.0 million.

19. Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 2, 2020, the company’s statutory surplus reserve was $4.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company except for the statutory surplus reserve of $4.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

20. Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock during the three-month period ending August 2, 2020. Additionally, we did not purchase any shares of our common stock during the three-month period ending August 4, 2019.

As of August 2, 2020, we had $5.0 million available for repurchases of our common stock.

21. Dividend Program

On September 2, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share. This payment will be made on or about October 15, 2020, to shareholders of record as of October 8, 2020.

During the three-months ended August 2, 2020, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share. During the three-months ended August 4, 2019, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments or valuation allowances could affect our financial results. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020, and our subsequent periodic reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

We sold our majority ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the three-month period ended August 4, 2019 and presented as a discontinued operation in this report. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three-months ended August 2, 2020, and August 4, 2019, represent 13-week and 14-week periods, respectively.

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

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly owned upholstery fabric operations located in Shanghai, China, and Burlington, NC. Additionally, Read Window Products, LLC (“Read”), a wholly owned subsidiary located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

We evaluate the operating performance of our current business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material costs and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses.

Executive Summary

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	August 2, 2020	August 4, 2019	Change
Net sales	$64,464	$70,719	(8.8)%
Gross profit from continuing operations	9,901	12,412	(20.2)%
Gross profit margin from continuing operations	15.4%	17.6%	(220)bp
Selling, general, and administrative expenses	8,018	9,149	(12.4)%
Income from continuing operations	1,883	3,298	(42.9)%
Operating margin from continuing operations	2.9%	4.7%	(180)bp
Income before income taxes from continuing operations	1,524	3,463	(56.0)%
Income tax expense	4,324	1,692	155.6%
Net (loss) income from continuing operations	(2,733)	1,784	(253.2)%

Net Sales

Overall, our net sales for the first quarter of fiscal 2021 decreased by 8.8% compared with the same period a year ago, with mattress fabric sales declining 7.1% and upholstery fabric sales declining 11.0%. The first quarter of fiscal 2021 had 13 weeks compared to 14 weeks for the first quarter of fiscal 2020.

The decrease in net sales for both the mattress fabrics and upholstery fabrics segments reflects the ongoing economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter.  Although demand started to increase beginning in mid-May as customers and retail stores resumed operations, the first few weeks of the first quarter were significantly affected by the virus.  The decrease also reflects one less week of sales for the first quarter as compared to the prior year period.

See the Segment Analysis section below for further details.

Income Before Income Taxes from Continuing Operations

Overall, our income before income taxes from continuing operations was $1.5 million, compared with $3.5 million for the prior-year period.

Operating performance for the first quarter of fiscal 2021 was affected by the continued disruption from the COVID-19 pandemic, as well as significant inventory reductions and manufacturing inefficiencies associated with the dramatic ramp up in operations for our mattress fabrics segment.  These pressures were partially offset by lower SG&A expenses primarily due to lower compensation expense, as well as reduced spending on professional fees and travel and entertainment, compared with the same period a year ago.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $4.3 million, or 283.7% of income before income tax expense from continuing operations for the three-month period ending August 2, 2020, compared with income tax expense of $1.7 million, or 48.9% of income before income tax expense from continuing operations for the prior year period. This increase in our income tax expense is primarily due to a $3.7 million net income tax charge, which consists of a $7.2 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit resulting from the re-establishing of certain U.S. federal net operating loss carryforwards in connection with the U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income tax provisions of the Tax Cuts and Jobs Act of 2017. Additionally, this increase reflects the continued shift in the mix of our taxable income that has been mostly earned by our foreign operations located in China and Canada, which have higher income tax rates in relation to the U.S.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes from continuing operations.

Liquidity

As of August 2, 2020, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $47.4 million compared with $77.1 million as of May 3, 2020.

The decrease from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) as of August 2, 2020, would have increased $8.7 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $10.6 million, partially offset by (ii) a cash payment of $1.3 million in the form of a regular quarterly dividend payment to shareholders; and (iii) $500,000 of capital expenditures that were primarily related to our mattress fabrics segment.

Our net cash provided by operating activities was $10.6 million during the first quarter of fiscal 2021, compared with $2.0 million of net cash provided by operating activities during the first quarter of fiscal 2020. This increase is due mostly to improved working capital management. Additionally, our discontinued operation had net cash used in operating activities totaling $1.4 million during the first quarter of fiscal 2020. Our discontinued operation did not have any net cash (used in) or provided by investing activities during the first quarter of fiscal 2020.  Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the non-controlling interest holder of eLuxury, totaling $1.4 million during the first quarter of fiscal 2020.  We believe our liquidity will improve in the absence of our former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by the company through loans and capital contributions that will no longer be required.

As of August 2, 2020, there were no outstanding borrowings under our lines of credit.

Dividend Program

On September 2, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share. This payment will be made on or about October 15, 2020, to shareholders of record as of October 8, 2020.

During the first quarter of fiscal 2021, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share. During the first quarter of fiscal 2020, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market conditions, and other factors we consider relevant.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock during the three-month period August 2, 2020. Additionally, we did not purchase any share of our common stock during the three-month period August 4, 2019.

As of August 2, 2020, we had $5.0 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	August 2, 2020	August 4, 2019	Change
Net sales	$36,103	$38,859	(7.1)%
Gross profit from continuing operations	4,608	5,691	(19.0)%
Gross profit margin from continuing operations	12.8%	14.6%	(180)bp
Selling, general, and administrative expenses	2,763	3,071	(10.0)%
Income from continuing operations	1,845	2,620	(29.6)%
Operating margin from continuing operations	5.1%	6.7%	(160)bp

Net Sales

The decrease in mattress fabrics net sales reflects the continued economic disruption from the COVID-19 pandemic.  Additionally, the first quarter of fiscal 2021 was a 13-week period, compared with a 14-week period in the first quarter of fiscal 2020.

Sales at the beginning of the quarter were significantly affected by the virus, but we experienced a greater than expected increase in demand beginning in mid-May as government restrictions were lifted and customers and retail stores resumed operations.  This increase continued throughout the remainder of the quarter across all product offerings, including our CLASS mattress cover operations, approximating pre-pandemic demand levels at quarter end.  We returned all of our previously furloughed workers and rapidly expanded our production schedules to meet this growing demand.

During this uncertain environment, we have continued to manage our business with a focus on creative designs, innovative products, and customer services.  These efforts are supported by our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey, which provide us with flexible production and distribution capabilities to adapt to changing customer needs.  We have also continued to leverage our ‘Re.Imagine Culp Home Fashions’ 3D image rendering services for product innovation and design collaboration opportunities.

We believe the improved demand trends during the quarter were primarily being driven by a surge in consumer focus on the home environment and overall comfort, leading to more discretionary spending moving to home furnishings. Additionally, demand trends for mattress covers remain favorable, driven by ongoing growth in the boxed bedding space, and we continue to work collaboratively with new and existing customers to develop fresh, innovative products. We have an efficient global platform that allows us to maximize our full supply chain potential from fabric to finished cover in the U.S., Haiti, and Asia. We expect our building expansion in Haiti to be completed during the second quarter of fiscal 2021, which will provide additional capacity and enhance our ability to produce sewn covers in North America.  To further support our future growth plan, we are also investing $4.0 million in additional knit machines to expand our fabric production capacity in North America.

In addition, while we believe our global platform for fabric and covers in Haiti and Asia has us well positioned to capture market share with imported mattresses as business conditions continue to adjust to the effects of the COVID-19 pandemic, we are also encouraged by the recent anti-dumping duty petitions filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce against seven countries for engaging in unfair trade practices relating to low-priced mattress imports, as well as the ITC’s preliminary determination allowing these petitions to move forward. If successful, we believe the proposed relief being sought will benefit the domestic mattress industry and, in turn, be favorable for our business.

Despite positive sales trends during the first quarter, we expect the COVID-19 pandemic will continue to have an impact on our business through at least the second quarter of fiscal 2021. The ongoing economic and health effects of the pandemic remain unknown and depend on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, and the short- and long-term disruption on the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The decrease in mattress fabrics profitability was primarily due to manufacturing inefficiencies associated with the dramatic ramp up in operations as demand began to increase during the quarter, as well as significant inventory reductions.  These pressures were partially offset by lower SG&A expenses due primarily to lower compensation expense and reduced spending on travel and entertainment.  Despite these challenges, we believe business conditions are stabilizing and will result in improved profitability going forward, barring additional disruption related to the pandemic.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, right of use assets, and investment in unconsolidated joint venture.

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Accounts receivable	$15,585	$12,632	$12,212
Inventory	20,070	24,410	26,620
Property, plant & equipment	39,597	43,211	40,682
Right of use assets	832	235	362
Investment in unconsolidated joint venture	1,759	1,520	1,602
	$77,843	$82,008	$81,478

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 2, 2020, accounts receivable increased by $3.0 million, or 23.6%, compared with August 4, 2019. This increase reflects slower cash collections beginning in the fourth quarter of fiscal 2020 and continuing into our first quarter of fiscal 2021 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the first quarter of fiscal 2021 because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic. These extended credit terms are not considered financing arrangements, and we did not experience significant customer delinquencies during the quarter in light of these extended credit terms.

Days’ sales outstanding was 39 days for the first quarter of fiscal 2021, as compared with 32 days for the first quarter of fiscal 2020.

As of August 2, 2020, accounts receivable increased by $3.4 million, or 27.6%, compared with May 3, 2020. This increase reflects the increase in net sales during the first quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales for the first quarter of fiscal 2021 were $36.1 million, an increase $12.7 million, or 54.6%, compared with $23.4 million for the fourth quarter of fiscal 2020.

Inventory

As of August 2, 2020, inventory decreased by $4.3 million, or 17.8%, compared with August 4, 2019. Additionally, as of August 2, 2020, inventory decreased by $6.6 million, or 24.6%, compared with May 3, 2020. These trends reflect improved inventory management by aligning our inventory purchases to reflect current demand trends.

Property, Plant, & Equipment

The $39.6 million as of August 2, 2020, represents property, plant, and equipment of $27.0 million and $12.6 million located in the U.S. and Canada, respectively. The $43.2 million as of August 4, 2019, represents property, plant, and equipment of $31.2 million and $12.0 million located in the U.S. and Canada, respectively.   The $40.7 million as of May 3, 2020, represents property, plant, and equipment located of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

As of August 2, 2020, property, plant, and equipment decreased as compared with August 4, 2019, and May 3, 2020. This trend represents a decrease in capital expenditure requirements and a progression toward a more maintenance level of spending on machinery and equipment, as well as significant cost cutting measures during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, as part of our comprehensive response to COVID-19.

As a result of the 54.6% sequential increase in our net sales from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021, we are investing $4 million in additional knit machines to expand our capacity in North America to support our future growth plan.

Right of Use Assets

The $832 as of August 2, 2020, represents right of use assets of $297 and $535 located in the U.S. and Canada, respectively.  The $235 as of August 4, 2019, and the $362 as of May 3, 2020, represent right of use assets located in the U.S.

As of August 2, 2020, right of use assets increased as compared with August 4, 2019, and May 3, 2020. This increase reflects the addition of a new warehouse lease agreement associated with our operation located in Canada that was entered into during the first quarter of fiscal 2021. This lease agreement has a three-year term and is set to expire during fiscal 2023.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 8 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 2, 2020		August 4, 2019		% Change
Non-U.S. Produced	$26,011	92%	$29,630	93%	(12.2)%
U.S. Produced	2,350	8%	2,230	7%	5.4%
Total	$28,361	100%	$31,860	100%	(11.0)%

The decrease in upholstery fabrics net sales reflects the continued economic disruption from the COVID-19 pandemic. Additionally, the first quarter of fiscal 2021 was a 13-week period, compared with a 14-week period in the first quarter of fiscal 2020.

We began the quarter slowly due to ongoing closures and restrictions related to the pandemic, but experienced a gradual increase in orders and shipments beginning in mid-May as customers and retail stores started to reopen, followed by a swift upturn during the month of June and further acceleration to end the quarter. We returned all of our previously furloughed workers to meet this rapid increase in demand during the quarter. Our platform in Asia, including our cut and sew capabilities in Vietnam, as well as our long-term supplier relationships, provided support and enabled us to respond quickly and meet the needs of our customers.

Despite the challenges, we were pleased with the sales improvement throughout the quarter as demand increased in most of our businesses, including our residential upholstery business which features our popular lines of Livesmart® and LiveSmart Evolve™ performance fabrics. We have benefited from our ability to continue representing our products for customers through our innovative virtual showcase presentations. Also, our strong product placements with customers prior to the COVID-19 outbreak have advanced our recovery as business conditions improve.

Our hospitality business was pressured by the COVID-19 disruption during the first quarter due to ongoing disruption in the travel and leisure industries.  However, Read Window Products, our window treatment and installation services business, was less affected and provided a meaningful contribution due to existing project orders already in progress prior to the virus outbreak, as well as its emphasis on vacation club properties.  We believe the ongoing impact of COVID-19 may continue to negatively affect our hospitality business, at least in the short-term, as it remains uncertain whether hotels and other hospitality venues will undertake new refurnishing projects in the current environment.

Looking ahead, we are encouraged by the sales trends experienced during the last four weeks of the first quarter, as well as trends suggesting increases in consumer discretionary spending on home furnishings.  However, despite these positive trends, we expect the COVID-19 pandemic will continue to have an impact on our business through at least the second quarter of fiscal 2021. The ongoing economic and health effects of the pandemic, as well as the duration of such effects, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our upholstery fabrics segment; however, if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	August 2, 2020	August 4, 2019	Change
Gross profit from continuing operations	$5,293	$6,721	(21.2)%
Gross profit margin from continuing operations	18.7%	21.1%	(240)bp
Selling, general, and administrative expenses	3,180	3,846	(17.3)%
Income from continuing operations	2,113	2,875	(26.5)%
Operating margin from continuing operations	7.5%	9.0%	(150)bp
Restructuring credit	—	35	(100.0)%

The decrease in upholstery fabrics profitability was primarily due to the decrease in sales noted above, partially offset by lower SG&A expenses due to lower compensation expense and reduced spending on travel and entertainment.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
Accounts receivable	$14,308	$11,029	$12,881
Inventory	20,332	23,183	21,287
Property, plant & equipment	1,634	1,856	1,633
Right of use assets	3,802	3,054	1,633
	$40,076	$39,122	$37,434

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 2, 2020, accounts receivable increased by $3.3 million, or 29.7%, compared with August 4, 2019. This increase reflects slower cash collections beginning in the fourth quarter of fiscal 2020 and continuing into our first quarter of fiscal 2021 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the first quarter of fiscal 2021 primarily because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic. These extended credit terms are not considered financing arrangements, and we did not experience significant customer delinquencies during the quarter in light of these extended credit terms.

Days’ sales outstanding was 44 days during the first quarter of fiscal 2021, as compared with 32 days during the first quarter of fiscal 2020.

As of August 2, 2020, accounts receivable increased by $1.4 million, or 11.1%, compared with May 3, 2020. This increase reflects the increase in net sales during the first quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the first quarter of fiscal 2021 were $28.4 million, an increase $4.3 million, or 18.1%, compared with net sales of $24.0 million during the fourth quarter of fiscal 2020.

Inventory

As of August 2, 2020, inventory decreased by $2.9 million, or 12.3%, compared with August 4, 2019. Additionally, as of August 2, 2020, inventory decreased by $1.0 million, or 4.5%, compared with May 3, 2020. These trends reflect improved inventory management by aligning our inventory purchases to reflect current demand trends.

Property, Plant, & Equipment

The $1.6 million as of August 2, 2020, represents property, plant, and equipment of $1.2 million and $456,000 located in the U.S. and China, respectively. The $1.9 million as of August 4, 2019, represents property, plant, and equipment of $1.3 million and $548,000 located in the U.S. and China, respectively. The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

Right of Use Assets

The $3.8 million as of August 2, 2020, represents right of use assets of $3.1 million and $710,000 located in China and the U.S., respectively. The $3.1 million as of August 4, 2019, represents right of use assets of $1.8 million and $1.3 million located in China and the U.S., respectively. The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

As of August 2, 2020, right of use assets increased as compared with August 4, 2019, and May 3, 2020. This increase primarily reflects the renewal of certain lease agreements that extended the lease terms for two buildings associated with our operations located in China. The amount of the increase associated with our right of use assets is based on the length of the lease term remaining on our leases prior to its expiration or option to renew in relation to the reporting periods presented.

Discontinued Operation - Home Accessories Segment

As previously disclosed, we sold our majority ownership interest in eLuxury, LLC (“eLuxury”) during the fourth quarter of fiscal 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, there are no results of operations and assets and liabilities for the home accessories segment in the company’s continuing operations for the first quarter of fiscal 2021, and the results for this segment are excluded from the company’s continuing operations for the three-month period ended August 4, 2019 and have been reclassified and presented as a discontinued operation in our consolidated financial statements. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details, and see also the section titled “Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – 2020 compared with 2019 – Segment Analysis - Discontinued Operation – Home Accessories Segment” in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020, for additional information.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	August 2, 2020	August 4, 2019	% Change
SG&A expenses	$8,018	$9,149	(12.4)%
Interest expense	51	—	100.0%
Interest income	58	260	(77.7)%
Other expense	366	95	285.3%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 is mostly due to our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic. These significant cost cutting measures primarily related to compensation and included (i) implementing temporary salary reductions, (ii) making workforce adjustments to align with demand, and (iii) suspending merit pay increases. Additionally, we aggressively reduced discretionary spending such as professional fees and travel and entertainment expenses.

Interest Expense

During the three-months ended August 2, 2020, our interest expense is attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the disruption from the COVID-19 global pandemic. As a result of the uncertainty relating to the duration of the pandemic and its overall effect on our business, we proactively borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. During the first quarter of fiscal 2021, we repaid in full the PPP loan and all of the borrowings that were outstanding under our lines of credit as of May 3, 2020, and as a result, we did not have any outstanding borrowings under our lines of credit as of August 2, 2020.

During the three-months ended August 4, 2019, we did not report any interest expense associated with our continuing operations, which reflects our historically low amount of borrowings outstanding.

Interest Income

Interest income reflects interest earned on our current investments of excess cash held in money market funds, mutual funds, short-term bond funds, and investment-grade U.S. corporate, foreign, and government bonds, as well as interest earned on money market and mutual fund investments associated with our rabbi trust that funds our deferred compensation plan. The decrease in interest income during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 is due mostly to a decrease in interest rates associated with these investments.

Other Expense

The increase in other expense during the first quarter of fiscal 2021, as compared to the prior year period, is due mostly to less favorable foreign currency exchange rates associated with our operations located in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $4.3 million, or 283.7% of income before income taxes from continuing operations, for the three-month period ended August 2, 2020, compared with income tax expense of $1.7 million, or 48.9% of income before income taxes from continuing operations, for the three-month period ended August 4, 2019. Our effective income tax rates associated with our continuing operations for the three-month periods ended August 2, 2020, and August 4, 2019, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the three-month periods ending August 2, 2020 and August 4, 2019:

	Three Months Ended
	August 2, 2020	August 4, 2019
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	474.4	—
U.S. income tax law change	(232.5)	—
Global Intangible Low Taxed Income Tax ("GILTI")	—	13.6
Foreign income tax rate differential	19.6	10.2
Other	1.2	4.1
	283.7%	48.9%

U.S. Tax Law Change

Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2019 ($2.1 million) and fiscal 2020 ($1.9 million). With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and fiscal 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021 as a result  of the continuing economic uncertainty associated with the COVID-19 global pandemic. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Additionally, we recorded a $271,000 income tax charge through our first quarter of fiscal 2021 to provide for a full valuation allowance against a U.S. income tax loss carryforward that is originating during the current fiscal year. The $271,000 was included in our annual effective income tax rate and not treated as a discrete event.

Based on our assessments as of August 2, 2020, August 4, 2019, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
U.S. Federal and State net deferred income tax assets	$7,830	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,111	711	3,148

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

Refer to Note 15 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively.

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

Refer to Note 15 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of August 2, 2020, August 4, 2019, and May 3, 2020, respectively.

Income Taxes Paid

Our net income tax payments totaled $9,000 during the first quarter of fiscal 2021 compared with $1.8 million during the first quarter of fiscal 2020. The net income tax payments totaling $9,000 represented income tax payments associated with our foreign jurisdictions totaling $755,000 that were mostly offset by a U.S. income tax refund of $746,000 (see United States section below for further details). The income tax payments totaling $1.8 million represented income tax payments associated with our foreign jurisdictions totaling $984,000 and a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company.

United States

Alternative Minimum Tax (AMT)

This decrease in tax payments during the first quarter of fiscal 2021 reflects the provisions of the TCJA, as corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each of our fiscal 2021 and fiscal 2022 years, respectively. Net income taxes paid for the three-month period ending August 2, 2020, included our first 50% installment of our refundable balance totaling $746,000.

In accordance with the provisions of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), 100% of AMT credit carryforwards for tax years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment, plus interest, totaling $764,000 during the second quarter of fiscal 2021.

Future Liquidity

We currently do not expect to pay income taxes in the U.S. on a cash basis during fiscal 2021 due to: (i) our exclusion from the GILTI tax as a result of the U.S. Treasury regulations finalized and enacted on July 20, 2020; (ii) AMT income tax refunds totaling $1.5 million received during the first and second quarters of fiscal 2021; (iii) the immediate expensing of U.S. capital expenditures, and (iv) our existing U.S. Federal net operating loss carryforwards totaling $21.9 million.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our  cash and cash equivalents of $40.0 million and short-term investments (available for sale) of $1 million as of August 2, 2020, cash flow from operations, and the current availability ($35.7 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of August 2, 2020, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) totaled $47.4 million, compared with $77.1 million as of May 3, 2020.

The decrease from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the PPP loan, which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) as of August 2, 2020, would have increased $8.7 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $10.6 million, partially offset by (ii) a cash payment of $1.3 million in the form of a regular quarterly dividend payment to shareholders, and (iii) $500,000 of capital expenditures that were primarily related to our mattress fabrics segment.

Our net cash provided by operating activities was $10.6 million during the first quarter of fiscal 2021, compared with $2.0 of net cash provided by operating activities during the first quarter of fiscal 2020. This increase is due mostly to improved working capital management. Additionally, our discontinued operation had net cash used in operating activities totaling $1.4 million during the first quarter of fiscal 2020.  Our discontinued operation did not have any net cash (used in) or provided by investing activities during the first quarter of fiscal 2020.  Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the non-controlling interest holder of eLuxury, totaling $1.4 million during the first quarter of fiscal 2020.  We believe our liquidity will improve in the absence of our former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by the company through loans and capital contributions that will no longer be required.

As of August 2, 2020, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affects our liquidity.  See the section titled “Income Taxes Paid” of this Item 2 - Management’s Discussion and Analysis of Financial Condition section for further details.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt of payment on accounts receivable.

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	August 2, 2020	August 4, 2019	May 3, 2020
United States	$41,598	$37,906	$65,327
China	3,974	4,654	10,531
Canada	1,761	1,634	1,160
Cayman Islands	42	42	42
	$47,375	$44,236	$77,060

As discussed above, the decrease in our cash and investments, specifically in the U.S., as of August 2, 2020, compared with May 3, 2020, is attributable to repayment of all of the outstanding borrowings associated with our lines of credit and PPP loan, which totaled $38.4 million.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased, and the timing of such purchases, will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock during the three-month period ending August 2, 2020. Additionally, we did not purchase any share of our common stock during the three-month period ending August 4, 2019.

As of August 2, 2020, we had $5.0 million available for repurchases of our common stock.

Dividend Program

On September 2, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.105 per share. This payment will be made on or about October 15, 2020, to shareholders of record as of October 8, 2020.

During the three-months ended August 2, 2020, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share. During the three-months ended August 4, 2019, dividend payments totaled $1.2 million, which represented a quarterly dividend payment of $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $43.5 million as of August 2, 2020, compared with $48.7 million as of August 4, 2019, and $49.4 million as of May 3, 2020. Operating working capital turnover was 5.0 during the first quarter of fiscal 2021, compared with 5.7 during the first quarter of fiscal 2020 and 5.1 during the fourth quarter of fiscal 2020.

Accounts Receivable

Accounts receivable as of August 2, 2020, totaling $29.9 million, increased $6.2 million, or 26.3%, compared with $23.7 million at August 4, 2019. This increase reflects slower cash collections on accounts receivable beginning in the fourth quarter of fiscal 2020 and continuing into our first quarter of fiscal 2021 as a result of the COVID-19 global pandemic. We experienced slower cash collections during the first quarter of fiscal 2021 because we granted extended credit terms to certain customers in response to the challenging business conditions stemming from the pandemic.  These extended credit terms are not considered financing arrangements, and we did not experience significant customer delinquencies during the quarter in light of these extended credit terms.

As of August 2, 2020, accounts receivable increased by $4.8 million, or 19.1%, compared with May 3, 2020. This increase reflects the increase in net sales during the first quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the first quarter of fiscal 2021 were $64.5 million, an increase of $17.1 million, or 36%, compared with net sales of $47.4 million during the fourth quarter of fiscal 2020.

Days’ sales outstanding were 41 days for the first quarter of fiscal 2021, compared with 30 days for the first quarter of fiscal 2020 and 48 days for the fourth quarter of fiscal 2020.

Inventory

Inventories as of August 2, 2020, totaling $40.4 million, decreased $7.2 million, or 15.1%, compared with $47.6 million as of August 4, 2019. Additionally, as of August 2, 2020, inventory decreased by $7.5 million, or 15.7%, compared with May 3, 2020. These trends reflect improved inventory management by aligning our inventory purchases to reflect current demand trends.

Inventory turns were 5.3 for the first quarter of fiscal 2021, compared with 4.9 for the first quarter of fiscal 2020 and 3.5 for the fourth quarter of fiscal 2020.

Accounts Payable

Accounts payable- trade as of August 2, 2020, totaling $25.7 million, increased $3.9 million, or 17.8%, compared with $21.9 million as of August 4, 2019. This increase in accounts payable reflects our negotiation of temporary credit terms with our vendors and landlords as part of our comprehensive response to the COVID-19 global pandemic.

Accounts payable- trade as of August 2, 2020, totaling $25.7 million, increased $2.7 million, or 11.9%, compared with $23.0 million as of May 3, 2020. This increase represents the increase in net sales and temporary extension of terms negotiated with our vendors during the first quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the first quarter of fiscal 2021 were $64.5 million, an increase of $17.1 million, or 36%, compared with net sales of $47.4 million during the fourth quarter of fiscal 2020.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. The purposes of our revolving lines of credit are to support potential short-term cash needs in different jurisdictions, mitigate our risk associated with foreign currency exchange rate fluctuations, and ultimately repatriate earnings and profits from our foreign subsidiaries to our U.S. parent company to take advantage of the TCJA, which allows a U.S. corporation a 100% dividend received income tax deduction on earnings and profits repatriated to the U.S. from 10% owned foreign corporations.

As of August 2, 2020, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 2, 2020, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $500,000 for the first quarter of fiscal 2021, compared with $935,000 for the same period a year ago. Capital expenditures primarily related to our mattress fabrics segment for both periods.

Depreciation expense was $1.8 million for the first quarter of fiscal 2021, compared with $1.9 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2021, we are projecting cash capital expenditures to be in the range of $8.5 million to $9.0 million. Depreciation expense is projected to be approximately $7.0 million in fiscal 2021. The estimated capital expenditures and depreciation expense for fiscal 2021 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditure and expectations related to depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of August 2, 2020, we had total amounts due regarding capital expenditures totaling $333,000 pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of 333,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of August 2, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.0 million.

Critical Accounting Policies and Recent Accounting Developments

As of August 2, 2020, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2020.

Contractual Obligations

Other than as disclosed in Note 17 of the consolidated financial statements, as of August 3, 2020, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates with regards to our revolving credit agreements.

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.75% at August 2, 2020) as a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of August 2, 2020, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit agreement associated with our operations located in China bears interest at a rate determined by the Chinese government. As of August 2, 2020, there were not any borrowing outstanding pursuant to our revolving credit agreement associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of August 2, 2020, would not have had a significant impact on our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of August 2, 2020, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, our Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended August 2, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 2, 2020. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

Item 1A.Risk Factors

There have not been any material changes to our risk factors during the three months ended August 2, 2020. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020 for the fiscal year ended May 3, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
May 4, 2020 to June 7, 2020	—	—	—	$5,000,000
June 8, 2020 to July 5, 2020	—	—	—	$5,000,000
July 6, 2020 to August 2, 2020	—	—	—	$5,000,000
Total	—	—	—	$5,000,000

(1)

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty.

Item 6.Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: September 11, 2020	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

II-4