Form 10-Q
period 2020-11-01
CULP INC
filed 2020-12-11
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2020

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

Common shares outstanding at December 10, 2020: 12,303,795

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended November 1, 2020

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 1, 2020 AND NOVEMBER 3, 2019

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	November 1,	November 3,
	2020	2019
Net sales	$76,851	$69,550
Cost of sales	(62,590)	(56,024)
Gross profit from continuing operations	14,261	13,526
Selling, general and administrative expenses	(9,743)	(9,117)
Income from continuing operations	4,518	4,409
Interest expense	—	(21)
Interest income	59	258
Other expense	(680)	(99)
Income before income taxes from continuing operations	3,897	4,547
Income tax expense	(1,613)	(2,279)
Income (loss) from investment in unconsolidated joint venture	100	(16)
Net income from continuing operations	2,384	2,252
Loss before income taxes from discontinued operation	—	(441)
Income tax benefit	—	381
Net loss from discontinued operation	—	(60)
Net income	$2,384	$2,192
Net income from continuing operations per share - basic	$0.19	$0.18
Net income from continuing operations per share - diluted	$0.19	$0.18
Net loss from discontinued operation per share - basic	$—	$(0.00)
Net loss from discontinued operation per share - diluted	$—	$(0.00)
Net income per share - basic	$0.19	$0.18
Net income per share - diluted	$0.19	$0.18
Average shares outstanding, basic	12,298	12,408
Average shares outstanding, diluted	12,324	12,408

	SIX MONTHS ENDED
	November 1,	November 3,
	2020	2019
Net sales	$141,315	$140,269
Cost of sales	(117,153)	(114,331)
Gross profit from continuing operations	24,162	25,938
Selling, general and administrative expenses	(17,761)	(18,266)
Restructuring credit	—	35
Income from continuing operations	6,401	7,707
Interest expense	(51)	(21)
Interest income	117	518
Other expense	(1,046)	(194)
Income before income taxes from continuing operations	5,421	8,010
Income tax expense	(5,937)	(3,971)
Income (loss) from investment in unconsolidated joint venture	167	(3)
Net (loss) income from continuing operations	(349)	4,036
Loss before income taxes from discontinued operation	—	(1,062)
Income tax benefit	—	392
Net loss from discontinued operation	—	(670)
Net (loss) income	$(349)	$3,366
Net (loss) income from continuing operations per share - basic	$(0.03)	$0.33
Net (loss) income from continuing operations per share - diluted	$(0.03)	$0.33
Net loss from discontinued operation per share - basic	$—	$(0.05)
Net loss from discontinued operation per share - diluted	$—	$(0.05)
Net (loss) income per share - basic	$(0.03)	$0.27
Net (loss) income per share - diluted	$(0.03)	$0.27
Average shares outstanding, basic	12,293	12,403
Average shares outstanding, diluted	12,293	12,413

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 1, 2020 AND NOVEMBER 3, 2019

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	November 1,	November 3,
	2020	2019
Net income	$2,384	$2,192

Unrealized holding (losses) gains on investments, net of tax	(39)	9
Reclassification adjustment for realized loss on investments	6	—
Comprehensive income	$2,351	$2,201
Plus: Comprehensive loss attributable to noncontrolling interest associated with discontinued operation	—	108
Comprehensive income attributable to Culp, Inc. common shareholders	$2,351	$2,309

	SIX MONTHS ENDED
	November 1,	November 3,
	2020	2019
Net (loss) income	$(349)	$3,366

Unrealized holding gains on investments, net of tax	30	15
Reclassification adjustment for realized loss on investments	6	—
Comprehensive (loss) income	$(313)	$3,381
Plus: Comprehensive loss attributable to noncontrolling interest associated with discontinued operation	—	272
Comprehensive (loss) income attributable to Culp, Inc. common shareholders	$(313)	$3,653

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 1, 2020, NOVEMBER 3, 2019, AND MAY 3, 2020

UNAUDITED

(Amounts in Thousands)

	November 1,	November 3	* May 3,
	2020	2019	2020
Current assets:
Cash and cash equivalents	$45,288	46,955	69,790
Short-term investments - held-to-maturity	5,005	—	4,271
Short-term investments - available for sale	5,462	—	923
Accounts receivable, net	32,960	23,890	25,093
Inventories	47,726	51,443	47,907
Current income taxes receivable	—	776	1,585
Current assets - discontinued operation	—	4,760	—
Other current assets	3,509	2,745	2,116
Total current assets	139,950	130,569	151,685
Property, plant and equipment, net	41,599	45,221	43,147
Goodwill	—	13,569	—
Intangible assets	3,192	3,711	3,380
Long-term investments - rabbi trust	8,060	7,575	7,834
Long-term investments - held-to-maturity	759	—	2,076
Right of use assets	6,165	4,883	3,903
Noncurrent income taxes receivable	—	733	—
Deferred income taxes	645	511	793
Investment in unconsolidated joint venture	1,859	1,504	1,602
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - discontinued operation	—	22,950	—
Other assets	547	496	664
Total assets	$202,776	233,522	215,084
Current liabilities:
Line of credit - China operations	$—	—	1,015
Paycheck Protection Program Loan	—	—	7,606
Accounts payable - trade	38,247	26,336	23,002
Accounts payable - capital expenditures	68	398	107
Operating lease liability - current	2,316	2,090	1,805
Deferred revenue	375	375	502
Accrued expenses	11,684	8,263	5,687
Accrued restructuring costs	—	35	—
Current liabilities - Discontinued operation	—	1,907	—
Income taxes payable - current	1,413	1,539	395
Total current liabilities	54,103	40,943	40,119
Line of credit - U.S. operations	—	—	29,750
Accrued expenses - long-term	—	333	167
Operating lease liability - noncurrent	4,008	2,614	2,016
Income taxes payable - long-term	3,325	3,442	3,796
Deferred income taxes	6,089	3,283	1,818
Deferred compensation	8,000	7,429	7,720
Contingent consideration affiliated with discontinued operation	—	6,006	—
Noncurrent liabilities - discontinued operation	—	3,550	—
Total liabilities	75,525	67,600	85,386
Commitments and Contingencies (Notes 10, 17 and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,303,023 at November 1, 2020; 12,411,957 at November 3, 2019; and 12,284,946 at May 3, 2020	615	621	615
Capital contributed in excess of par value	43,031	44,109	42,582
Accumulated earnings	83,579	116,735	86,511
Accumulated other comprehensive income (loss)	26	55	(10)
Total shareholders' equity attributable to Culp, Inc.	127,251	161,520	129,698
Noncontrolling interest - discontinued operation	-	4,402	—
Total equity	127,251	165,922	129,698
Total liabilities and shareholders' equity	$202,776	233,522	215,084

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 1, 2020 AND NOVEMBER 3, 2019

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	November 1,	November 3,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(349)	3,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,538	3,893
Amortization	235	353
Stock-based compensation	474	467
Deferred income taxes	4,419	53
Gain on disposal of equipment	—	(93)
Realized loss on short-term investments available for sale	6	—
(Income) loss from investment in unconsolidated joint venture	(167)	3
Foreign currency exchange loss (gain)	723	(106)
Changes in assets and liabilities:
Accounts receivable	(7,663)	(835)
Inventories	602	(4,797)
Other current assets	(1,175)	(31)
Other assets	(40)	133
Accounts payable – trade	14,156	3,564
Deferred revenue	(127)	(24)
Accrued expenses and deferred compensation	6,019	1,620
Accrued restructuring costs	—	(89)
Income taxes	2,052	770
Net cash provided by operating activities	22,703	8,247
Cash flows from investing activities:
Capital expenditures	(2,041)	(2,410)
Proceeds from the sale of equipment	12	363
Investment in unconsolidated joint venture	(90)	—
Proceeds from the maturity of short-term investments (Held to Maturity)	1,800	5,000
Purchase of short-term and long-term investments (Held to Maturity)	(1,245)	—
Purchase of short-term investments (Available for Sale)	(5,010)	—
Proceeds from the sale of short-term investments (Available for Sale)	455	—
Proceeds from the sale of long-term investments (rabbi trust)	77	—
Purchase of long-term investments (rabbi trust)	(257)	(479)
Net cash (used in) provided by investing activities	(6,299)	2,474
Cash flows from financing activities:
Payments associated with lines of credit	(30,772)	—
Payments associated with Paycheck Protection Program Loan	(7,606)	—
Dividends paid	(2,583)	(2,482)
Cash paid for acquisition of business	—	(1,532)
Proceeds from subordinated loan payable associated with the noncontrolling interest of discontinued operation	—	250
Capital contribution from noncontrolling interest associated with discontinued operation	—	360
Common stock surrendered for withholding taxes payable	(25)	(51)
Payments of debt issuance costs	(15)	—
Net cash used in financing activities	(41,001)	(3,455)
Effect of exchange rate changes on cash and cash equivalents	95	(91)
(Decrease) increase in cash and cash equivalents	(24,502)	7,175
Cash and cash equivalents at beginning of period	69,790	40,008
Cash and cash equivalents at end of period (1)	$45,288	47,183

See accompanying notes to consolidated financial statements.

(1) As of November 3, 2019, cash and cash equivalents totaled $47.2 million, of which $47.0 million and $228,000 were classified as (i) cash and cash equivalents and (ii) within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED NOVEMBER 1, 2020

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020 *	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
Net loss	—	—	—	(2,733)	—	(2,733)
Stock-based compensation	—	—	126	—	—	126
Unrealized gain on investments	—	—	—	—	69	69
Fully vested common stock award	7,000	—	—	—	—	—
Dividends paid	—	—	—	(1,291)	—	(1,291)
Balance, August 2, 2020	12,291,946	$615	$42,708	$82,487	$59	$125,869
Net income	—	—	—	2,384	—	2,384
Stock-based compensation	—	—	348	—	—	348
Unrealized loss on investments	—	—	—	—	(33)	(33)
Fully vested common stock award	5,193	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	8,019	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,135)	—	(25)	—	—	(25)
Dividends paid	—	—	—	(1,292)	—	(1,292)
Balance, November 1, 2020	12,303,023	$615	$43,031	$83,579	$26	$127,251

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED NOVEMBER 3, 2019

UNAUDITED

(Dollars in thousands, except share data)

	Shareholders’ equity attributable to Culp Inc.

			Capital		Accumulated		Noncontrolling
			Contributed		Other		Interest
	Common Stock		in Excess	Accumulated	Comprehensive		Discontinued	Total
	Shares	Amount	of Par Value	Earnings	Income	Total	Operation	Equity
Balance, April 28, 2019 *	12,391,160	$620	$43,694	$115,579	$40	$159,933	$4,314	$164,247
Net income (loss)	—	—	—	1,338	—	1,338	(164)	1,174
Stock-based compensation	—	—	154	—	—	154	—	154
Unrealized gain on investments	—	—	—	—	6	6	—	6
Common stock issued in connection with vesting of performance based restricted stock units	12,776	1	(1)	—	—	—	—	—
Fully vested common stock award	3,659	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,581)	—	(44)	—	—	(44)	—	(44)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contribution from non-controlling interest associated with discontinued operation	—	—	—	—	—	—	40	40
Balance, August 4, 2019	12,405,014	$621	$43,803	$115,676	$46	$160,146	$4,190	$164,336
Net income (loss)	—	—	—	2,300	—	2,300	(108)	2,192
Stock-based compensation	—	—	313	—	—	313	—	313
Unrealized gain on investments	—	—	—	—	9	9	—	9
Common stock issued in connection with vesting of performance based restricted stock units	2,862	—	—	—	—	—	—	—
Fully vested common stock award	4,520	—	—	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(439)	—	(7)	—	—	(7)	—	(7)
Dividends paid	—	—	—	(1,241)	—	(1,241)	—	(1,241)
Capital contribution from non-controlling interest associated with discontinued operation	—	—	—	—	—	—	320	320
Balance, November 3, 2019	12,411,957	$621	$44,109	$116,735	$55	$161,520	$4,402	$165,922

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

The company’s six-months ended November 1, 2020, and November 3, 2019, represent 26-week and 27-week periods, respectively.

2. Significant Accounting Policies

As of November 1, 2020, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2020.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses (“CECL”)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result, we adopted the provisions of Topic 326 on May 4, 2020 and applied this guidance through the second quarter of fiscal 2021. The adoption of Topic 326 did not have an impact on our financial position, results of operations, or cash flows. See Notes 4 and 11 of our consolidated financial statements for further details of the adoption of CECL as of May 4, 2020 and our assessments and conclusions as of November 1, 2020.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are required to apply this guidance in our fiscal 2022 interim and annual financial statements. Currently we do not expect this standard to affect our consolidated financial statements and related disclosures.

There are no other new recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
3.	HOME ACCESSORIES SEGMENT – DISCONTINUED OPERATION

Overview

On March 31, 2020, we sold our entire ownership interest in eLuxury, LLC (“eLuxury”) to eLuxury’s noncontrolling interest holder in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into supply and royalty arrangements designed to preserve an additional sales channel for our core products. Also, this sale, which was part of our comprehensive response to the challenging business conditions arising from the COVID-19 global pandemic, has allowed us to focus on our core businesses of upholstery and mattress fabrics and has been a factor in the increase of our liquidity through the first half of fiscal 2021.

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

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operation” on our Consolidated Statement of Net Income for the three-month and six-month periods ending November 3, 2019. Additionally, assets and liabilities associated with our home accessories segment as of November 3, 2019, were reclassified from certain amounts reported in the prior period to present separately in captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, “current liabilities - discontinued operation”, and “noncurrent liabilities – discontinued operation” to conform to current year financial statement presentation.

Consolidated Balance Sheet

The following is a summary of the assets and liabilities of the disposal group that are presented separately as a discontinued operation on the Consolidated Balance Sheet as of November 3, 2019.

November 3
(dollars in thousands)	2019
ASSETS
current assets:
cash and cash equivalents	$228
accounts receivable	632
inventories	3,785
other current assets	115
total current assets - discontinued operation	4,760
property, plant, and equipment	1,752
goodwill	13,653
intangible asset	6,549
right of use asset	996
total noncurrent assets - discontinued operation	22,950
total assets	$27,710
LIABILITIES AND NET ASSETS
current liabilities:
accounts payable	$1,063
operating lease liability - current	192
accrued expenses	652
total current liabilities - discontinued operation	1,907
loan payable - Culp Inc.	1,800
subordinated loan payable - noncontrolling interest	925
operating lease liability - long-term	825
total noncurrent liabilities - discontinued operation	3,550
total liabilities	5,457
total net assets of discontinued operation	$22,253

Net Loss from Discontinued Operation

The following is a summary of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are presented in the Consolidated Statements of Net Income for the three-month and six-month periods ending November 3, 2019:

Three Months Ended
November 3,
(dollars in thousands)	2019
net sales	$3,276
cost of sales	(2,699)
gross profit	577
selling, general and administrative expenses	(1,003)
interest expense (1)	(27)
other income	12
loss before income taxes from discontinued operation	(441)
income tax benefit	381
net loss from discontinued operation	$(60)

Six Months Ended
November 3,
(dollars in thousands)	2019
net sales	$7,578
cost of sales	(6,048)
gross profit	1,530
selling, general and administrative expenses	(2,565)
interest expense (1)	(47)
other income	20
loss before income taxes from discontinued operation	(1,062)
income tax benefit	392
net loss from discontinued operation	$(670)

(1)

Interest expense is directly attributable to our discontinued operation as it pertains to the loans payable assumed by the buyer (the former noncontrolling interest holder) or required to be paid to Culp, Inc. based on the terms of the sale agreement.

The following is a summary of net income (loss) from continuing operations, net loss from discontinued operation, and net income (loss) attributable to Culp, Inc. common shareholders and the noncontrolling interest associated with our discontinued operation for the three-month and six-month periods ending November 1, 2020, and November 3, 2019:

	Three Months Ended
	November 1,	November 3,
(dollars in thousands)	2020	2019
net income from continuing operations	$2,384	$2,252
net loss from continuing operations attributable to noncontrolling interest	—	—
net income from continuing operations attributable to Culp, Inc. common shareholders	$2,384	$2,252
net loss from discontinued operation	$—	$(60)
net loss from discontinued operation attributable to noncontrolling interest	—	108
net income from discontinued operation attributable to Culp, Inc. common shareholders	$—	$48
net income	$2,384	$2,192
net loss from noncontrolling interest associated with a discontinued operation	—	108
net income attributable to Culp, Inc. common shareholders	$2,384	$2,300

	Six Months Ended
	November 1,	November 3,
(dollars in thousands)	2020	2019
net (loss) income from continuing operations	$(349)	$4,036
net loss from continuing operations attributable to noncontrolling interest	—	—
net (loss) income from continuing operations attributable to Culp, Inc. common shareholders	$(349)	$4,036
net loss from discontinued operation	$—	$(670)
net loss from discontinued operation attributable to noncontrolling interest	—	272
net loss from discontinued operation attributable to Culp, Inc. common shareholders	$—	$(398)
net (loss) income	$(349)	$3,366
net loss from noncontrolling interest associated with a discontinued operation	—	272
net (loss) income attributable to Culp, Inc. common shareholders	$(349)	$3,638

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $2.2 million during the six-months ending November 3, 2019. Our discontinued operation had net cash used in investing activities totaling $32,000 during the six-months ending November 3, 2019. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp, Inc. and the former noncontrolling interest holder of eLuxury, totaling $2.4 million during the six-months ending November 3, 2019. We believe our liquidity has improved during the first half of fiscal 2021 in the absence of our former home accessories segment due to the significant losses that were incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

Continuing Obligations, Financial Commitments, and Continuing Relationships with the Discontinued Operation

Supply and Royalty Agreements

In connection with the sale of our entire ownership interest in eLuxury, we entered into supply and royalty agreements with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabric products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft good products, subject to our ability to provide competitive pricing and delivery terms for such products. The royalty agreement requires eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement, for sales of eLuxury’s products to certain business-to-business customers, including customers which we referred to eLuxury prior to the sale transaction and new customer relationships we develop for eLuxury going forward, as well as sales of eLuxury products generated by sales representatives that we develop or introduce to eLuxury.

There are no guarantees or provisions under either the supply or royalty agreements that require eLuxury to purchase a minimum amount of our products or sell a certain amount of eLuxury products to customers or through sales representatives developed or introduced by us. As a result, the success of these agreements and the period of time in which our involvement with eLuxury is expected to continue are based on eLuxury’s ability to sell products that require mattress and upholstery fabrics and our ability to provide an additional sales channel for eLuxury to grow its business-to-business sales platform.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations in our Consolidated Statement of Net Income for the three-month and six-month periods ending November 3, 2019. Therefore, we reported both net sales and cost of sales from continuing operations totaling $207,000 and $381,000 during the three-month and six-month periods ending November 3, 2019, respectively, that were previously eliminated in consolidation.

During the three-month and six-month periods ending November 1, 2020, shipments to eLuxury under the supply agreement totaled $41,000 and $285,000, respectively. During the three-month and six-month periods ending November 1, 2020, we received payments pursuant to the royalty agreement totaling $28,000 and $80,000, respectively.

Financial Guarantee

Currently, we have an agreement that guarantees 70% of any unpaid lease payments associated with eLuxury’s facility located in Evansville, Indiana. The lease agreement expires in September 2024 and requires monthly payments of $18,865. Under the terms of the sale of our controlling interest in eLuxury, the buyer (the former noncontrolling interest holder) must use commercially reasonable efforts to cause the lessor to release us from this financial guarantee of eLuxury’s lease agreement. Following the sale transaction, eLuxury and its sole owner have indemnified us from any liabilities and obligations that we would be required to pay regarding this lease agreement.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Beginning balance	$472	$393
Provision for bad debts	123	(27)
Net write-offs, net of recoveries	—	—
Ending balance	$595	$366

During the six-month period ended November 1, 2020, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; (iv) historical loss experience; and (v) the ongoing economic uncertainty associated with the COVID-19 global pandemic. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $595,000 as of November 1, 2020.

5. Revenue from Contracts with Customers

Nature of Performance Obligations

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Additionally, Read Window Products LLC (“Read”), a wholly-owned subsidiary, is a turn-key provider of window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products for the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read is included in the upholstery fabrics segment.

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

Prior to its disposal, our former home accessories segment reported net sales totaling $3.3 million and $7.6 million for the three-month and six-month periods ended November 3, 2019, respectively.  Revenue associated with the sales of home accessories products was recognized at the point-in-time when control was transferred to the customer.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  For a limited time, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as the limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of November 1, 2020, November 3, 2019, and May 3, 2020.

A summary of the activity associated with deferred revenue for the six-month periods ended November 1, 2020, and November 3, 2019, follows:

	Six months ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Beginning balance	$502	$399
Revenue recognized on contract liabilities	(1,197)	(1,536)
Payments received for services not yet rendered	1,070	1,512
Ending balance	$375	$375

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending November 1, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$40,030	$34,666	$74,696
Services transferred over time	—	2,155	2,155
Total Net Sales	$40,030	$36,821	$76,851

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending November 1, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$76,133	$60,727	$136,860
Services transferred over time	—	4,455	4,455
Total Net Sales	$76,133	$65,182	$141,315

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending November 3, 2019:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$35,666	$30,964	$66,630
Services transferred over time	—	2,920	2,920
Total Net Sales	$35,666	$33,884	$69,550

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending November 3, 2019:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$74,525	$60,792	$135,317
Services transferred over time	—	4,952	4,952
Total Net Sales	$74,525	$65,744	$140,269

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 1, 2020	November 3, 2019		May 3, 2020
Raw materials	$8,594	$6,872		$7,823
Work-in-process	3,056	2,973		1,958
Finished goods	36,076	45,383		38,126
	$47,726	$55,228	(1)	$47,907

(1)

As of November 3, 2019, inventory totaled $55.2 million, of which $51.4 million and $3.8 million were classified as (i) inventory and (ii) within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheet.

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	November 1, 2020	November 3, 2019		May 3, 2020
Tradenames	$540	$7,232		$540
Customer relationships, net	2,087	2,388		2,238
Non-compete agreement, net	565	640		602
	$3,192	$10,260	(1)	$3,380

(1)

As of November 3, 2019, intangible assets totaled $10.3 million, of which $3.7 million and $6.6 million were classified as (i) intangible assets and (ii) within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Tradenames

Our tradename totaling $540,000 as of November 1, 2020, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of November 1, 2020, no indicators of impairment existed.

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

As a result of our quantitative impairment test, we determined the fair value of our tradename was $540,000 using the relief from royalty method. This method used significant unobservable inputs and therefore, the fair value of our tradename was classified as level 3 within the fair value hierarchy. Refer to Note 11 of the consolidated financial statements for further information about our determination to classify this tradename as level 3 within the fair value hierarchy in accordance with Topic 820.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Beginning balance	$2,238	$2,538
Amortization expense	(151)	(150)
Ending balance	$2,087	$2,388

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively. Accumulated amortization for these customer relationships was $1.0 million, $727,000, and $877,000 as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2021 - $151,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; and thereafter - $732,000.

The weighted average amortization period for our customer relationships is 7.1 years as of November 1, 2020.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Beginning balance	$602	$678
Amortization expense	(37)	(38)
Ending balance	$565	$640

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively. Accumulated amortization for our non-compete agreement was $1.5 million as of November 1, 2020, $1.4 million as of November 3, 2019, and $1.4 million as of May 3, 2020.

The remaining amortization expense for the next five years and thereafter follows: FY 2021 - $37,000; FY 2022 - $76,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000, and thereafter - $224,000.

The weighted average amortization period for the non-compete agreement is 7.5 years as of November 1, 2020.

8. Investment in Unconsolidated Joint Venture

Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owns fifty percent of Class International Holdings, Ltd. (“CLIH”). CLIH produces cut and sewn mattress covers in an 80,000 square foot facility located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CLIH complements our mattress fabric operations with a reactive platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

On December 20, 2019, CLIH entered into an agreement to construct an additional plant facility totaling 40,000 square feet, which was completed during September 2020. This new plant facility is near our existing operations and provides additional capacity that enhances our ability to produce sewn covers. This agreement requires payments totaling $1.2 million, of which $600,000 was paid in February 2020, $180,000 was paid in May 2020, and $420,000 was paid in September 2020.

CLIH reported net income totaling $334,000 for the six-month period ending November 1, 2020, and a net loss of  $6,000 for the six-month period ending November 3, 2019. Our equity interest in CLIH’s net income was $167,000 for the six-month period ending November 1, 2020. Our equity interest in CLIH’s net loss was $3,000 for the six-month period ending November 3, 2019.

The following table summarizes information on assets, liabilities, and members’ equity of our equity method investment in CLIH:

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Total assets	$3,951	$3,190	$3,338
Total liabilities	$232	$182	$133
Total members’ equity	$3,719	$3,008	$3,205

As of November 1, 2020, November 3, 2019, and May 3, 2020, our investment in CLIH totaled $1.9 million, $1.5 million, and $1.6 million, respectively, which represents the company’s fifty percent ownership interest in CLIH.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Compensation, commissions and related benefits	$7,144	$4,489	$3,038
Interest	—	3	9
Other accrued expenses	4,540	4,756	2,807
	$11,684	$9,248	$5,854

As of November 1, 2020, our entire accrued expenses totaling $11.7 million were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. As of November 3, 2019, we had accrued expenses totaling $9.2 million, of which $8.3 million, $333,000, and $652,000 were classified as (i) current accrued expenses, (ii) long-term accrued expenses, and (iii) within current liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had accrued expenses totaling $5.9 million, of which $5.7 million and $167,000 were classified as (i) current accrued expenses and (ii) long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

10. Lines of Credit and Paycheck Protection Program Loan

Revolving Credit Agreement – United States

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.74%, 3.22%, and 1.75% as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands).

As a result of the COVID-19 global pandemic and the uncertainty relating to the unknown duration and overall effect on the company, we proactively took a precautionary measure and borrowed the maximum amount available from this line of credit during the fourth quarter of fiscal 2020. Consequently, we had outstanding borrowings of $29.8 million under the Credit Agreement as of May 3, 2020. During June 2020, we repaid the entire $29.8 million outstanding balance and there were no additional borrowings made during the first half of fiscal 2021. As a result, there were no borrowings outstanding under the Credit Agreement as of November 1, 2020. Additionally, there were no borrowings outstanding under the Credit Agreement as of November 3, 2019.

As of November 1, 2020, November 3, 2019, and May 3, 2020, there were $250,000 in outstanding letters of credit (all of which related to workers compensation) provided by the Credit Agreement.  As of November 1, 2020, we had $750,000 remaining for the issuance of additional letters of credit.

Seventh Amendment to the Credit Agreement

Effective June 30, 2020, we entered into a Seventh Amendment to our Credit Agreement (the “Seventh Amendment”) which includes provisions that (i) modify the method for calculating the company’s debt to EBITDA covenant under the Credit Agreement solely during the temporary period beginning on the date of the Seventh Amendment and ending on the Rate Determination Date (as defined in the Credit Agreement), following the end of the company’s fiscal 2021 fourth quarter (such temporary period, the “Modification Period,”), and (ii) amend the pricing matrix used to determine the interest rate payable on loans made under the Credit Agreement solely during the Modification Period.

Specifically, the Seventh Amendment provides that during Modification Period, the company’s ratio of debt to EBITDA shall be determined by excluding the fourth quarter of fiscal 2020 from the calculation thereof, such that the ratio shall be determined using the four most recent quarterly periods other than (i.e. excluding) the fourth quarter of fiscal 2020, rather than calculating on a rolling four-quarter basis. It further provides that during the Modification Period, the Applicable Margin (as defined in the Credit Agreement) set forth the pricing matrix is increased to 1.6% for price level I, 2.05% for price level II, 2.5% for price level III, and 3.0% for price level IV.

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

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in Chinese Renminbi with a bank located in China that provides for a line of credit up to 40 million RMB’s ($6.0 million USD as of November 1, 2020). This agreement has an interest rate determined by the Chinese government at the time of borrowing and was set to expire on December 4, 2020. As of May 3, 2020, there were outstanding borrowings under this agreement totaling $1.0 million at an applicable interest rate of 2.41%. During June 2020, we repaid the entire $1.0 million and there were no additional borrowings made during the first half of fiscal 2021. As a result, there were no borrowing outstanding under this agreement as of November 1, 2020. Additionally, there were no borrowing outstanding under this agreement as of November 3, 2019.

On December 1, 2020, we renewed this agreement to extend the expiration date to December 1, 2021, and maintain our borrowing capacity of 40 million RMB’s.

Denominated in United States Dollar (“USD”)

We have an unsecured credit agreement denominated in USD with another bank located in China that provides for a line of credit up to $2 million USD. This agreement has an interest rate determined by the Chinese government at the time of borrowing and is set to expire on July 7, 2021. As of November 1, 2020, there are no borrowings outstanding under this agreement.

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

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of November 1, 2020, we were in compliance with these financial covenants.

11. Fair Value

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

The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable.

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

Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis:

	Fair value measurements as of November 1, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,665	N/A	N/A	$7,665
Short Term Bond Funds	5,462	N/A	N/A	5,462
Growth Allocation Fund	255	N/A	N/A	255
Moderate Allocation Fund	73	N/A	N/A	73
Other	67	N/A	N/A	67

	Fair value measurements as of November 3, 2019 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,133	N/A	N/A	$7,133
Growth Allocation Fund	222	N/A	N/A	222
Moderate Allocation Fund	132	N/A	N/A	132
Other	88	N/A	N/A	88

	Fair value measurements as of May 3, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,496	N/A	N/A	$7,496
Short Term Bond Funds	923	N/A	N/A	923
Growth Allocation Fund	219	N/A	N/A	219
Moderate Allocation Fund	63	N/A	N/A	63
Other	56	N/A	N/A	56

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted of short-term bond mutual funds and had an accumulated unrealized loss totaling $29,000 as of November 1, 2020, and $9,000 as of May 3, 2020. Our short-term investments classified as available for sale were recorded at their fair values of $5.5 million and $923,000 as of November 1, 2020, and May 3, 2020, respectively. As of November 1, 2020, and May 3, 2020, the fair value of our short-term investments approximated their cost basis.  There were no short-term investments classified as available for sale as of November 3, 2019.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with original maturities that range from 2 to 10 years, all of which have remaining maturities of less than 2 years as of November 1, 2020. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period, and were recorded at amortized cost.

As of November 1, 2020, and May 3, 2020, our held-to-maturity investments recorded at amortized cost totaled $5.8 million and $6.3 million, respectively. The fair value of our held-to-maturity investments as of November 1, 2020, and May 3, 2020, totaled $5.8 million and $6.4 million, respectively.  There were no investments classified as held-to-maturity on November 3, 2019.

Our bond investments were classified as level 2 as they were traded over the counter within a broker network and not on an active market. The fair value of our bond investments was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investment.

Current Expected Credit Loses (“CECL”)- Available for Sale and Held-To-Maturity Investments

As of May 4, 2020, we did not have an allowance for credit losses related to our short-term available for sale and held-to-maturity investments, which are comprised mostly of fixed income securities that are predominantly high-grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and short-term mutual bond funds.

As a result of our adoption of Topic 326 effective May 4, 2020, we determined that our credit loss exposure was immaterial due to the short-term nature of our mutual bond funds, and we have experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell, and it is not likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis.

As of November 1, 2020, we reported an accumulated unrealized loss of $29,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the six-month period ending November 1, 2020.

Long-Term Investments - Rabbi Trust

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”), which enables its participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of a money market fund and various mutual funds that are classified as available for sale.

The long-term investments associated with our rabbi trust were recorded at their fair values of $8.1 million, $7.6 million, and $7.8 million as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $55,000, $55,000, and $19,000 as of November 1, 2020, and  November 3, 2019, and May 3, 2020, respectively. The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

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

Discontinued Operation – Home Accessories Segment

During the fourth quarter of fiscal 2020, we recorded asset impairment charges totaling $6.6 million, of which $4.2 million and $2.4 million were for the entire remaining carrying value associated with our former home accessories segment’s tradename and goodwill. These impairment charges were based on the expected selling price of our entire ownership interest in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership in eLuxury. We believe the expected selling price represents a significant observable input and therefore, the fair values of our former home accessories segment’s tradename and goodwill were classified within level 2 of the fair value hierarchy.

12. Cash Flow Information

Interest and income taxes paid (refunded) are as follows:

	Six months ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Interest	$60	$40
Income taxes (1) (2)	(556)	2,782

(1)

In accordance with the provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each our fiscal years 2021 and 2022, respectively. We received our first 50% installment totaling $746,000 during the first quarter of fiscal 2021.

In accordance with the provisions of the CARES Act, 100% of AMT credit carryforwards for tax years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment plus interest totaling $764,000 during the second quarter of fiscal 2021.

(2)

The net income tax refund totaling $556,000 during the first six months of fiscal 2021 represented AMT refunds totaling $1.5 million as referenced in note (1) above that were partially offset by a U.S. federal transition tax payment of $227,000 as required by the TCJA, and income tax payments associated with our foreign jurisdictions totaling $726,000. The income tax payments totaling $2.8 million during the first half of fiscal 2020 represented income tax payments associated with our foreign jurisdictions totaling $1.9 million and a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company.

13. Net Income (Loss) from Continuing Operations Per Share

Basic net income (loss) from continuing operations per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) from continuing operations per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net income (loss) from continuing operations per share are as follows:

	Three months ended
(amounts in thousands)	November 1, 2020	November 3, 2019
Weighted average common shares outstanding, basic	12,298	12,408
Dilutive effect of stock-based compensation	26	—
Weighted average common shares outstanding, diluted	12,324	12,408

During the second quarter of fiscal 2021, 1,101 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive resulting from the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

During the second quarter of fiscal 2020, 6,938 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive as result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

	Six months ended
(amounts in thousands)	November 1, 2020	November 3, 2019
Weighted average common shares outstanding, basic	12,293	12,403
Dilutive effect of stock-based compensation	—	10
Weighted average common shares outstanding, diluted	12,293	12,413

During the first half of fiscal 2021, we did not include a total of 38,313 shares of unvested common stock in the computation of diluted net loss from continuing operations per share. Of the total 38,313 shares of unvested common stock, (i) 26,099 shares were antidilutive resulting from the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards and (ii) 12,214 shares were antidilutive as we incurred a net loss during the reporting period.

During the first half of fiscal 2020, 1,407 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive, as result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

14. Segment Information

Overall

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Additionally, the segment includes Read, a wholly-owned subsidiary, which is a turn-key provider of window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products for the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. As disclosed in Note 3, a reconciliation is provided that has detailed balance sheet information as of November 3, 2019, that is reconciled to captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, current liabilities – discontinued operation”, and “noncurrent liabilities – discontinued operation” presented in the Consolidated Balance Sheet as of November 3, 2019. Also, a reconciliation is provided that pertains to detailed income statement information disclosed in Note 3 and is reconciled to net loss from discontinued operation presented in the Consolidated Statements of Net Income for the three-month and six-month periods ending November 3, 2019.

Financial Information

We evaluate the operating performance of our current business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and restructuring related charges, and other non-recurring items. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their staff, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also includes in segment assets its investment in an unconsolidated joint venture. Goodwill and intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our current operating segments are as follows:

	Three months ended
	November 1, 2020	November 3, 2019
net sales by segment:
mattress fabrics	$40,030	$35,666
upholstery fabrics	36,821	33,884
net sales	$76,851	$69,550
gross profit from continuing operations by segment:
mattress fabrics	$7,584	$6,247
upholstery fabrics	6,677	7,279
gross profit from continuing operations	$14,261	$13,526
selling, general, and administrative expenses by segment:
mattress fabrics	$3,202	$2,953
upholstery fabrics	3,390	3,806
unallocated corporate expenses	3,151	2,358
selling, general, and administrative expenses	$9,743	$9,117
income (loss) from continuing operations by segment:
mattress fabrics	$4,382	$3,294
upholstery fabrics	3,287	3,473
unallocated corporate expenses	(3,151)	(2,358)
total income from continuing operations	4,518	4,409
interest expense	—	(21)
interest income	59	258
other expense	(680)	(99)
income before income taxes from continuing operations	$3,897	$4,547

	Six months ended
	November 1, 2020	November 3, 2019
net sales by segment:
mattress fabrics	$76,133	$74,525
upholstery fabrics	65,182	65,744
net sales	$141,315	$140,269
gross profit from continuing operations by segment:
mattress fabrics	$12,191	$11,938
upholstery fabrics	11,971	14,000
gross profit from continuing operations	$24,162	$25,938
selling, general, and administrative expenses by segment:
mattress fabrics	$5,964	$6,025
upholstery fabrics	6,570	7,652
unallocated corporate expenses	5,227	4,589
selling, general, and administrative expenses	$17,761	$18,266
income (loss) from continuing operations by segment:
mattress fabrics	$6,227	$5,913
upholstery fabrics	5,401	6,348
unallocated corporate expenses	(5,227)	(4,589)
subtotal	6,401	7,672
restructuring credit	—	35
total income from continuing operations	6,401	7,707
interest expense	(51)	(21)
interest income	117	518
other expense	(1,046)	(194)
income before income taxes from continuing operations	$5,421	$8,010

Balance sheet information for our current operating segments follows:

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Segment assets:
Mattress Fabrics
Accounts receivable	$15,914	$11,224	$12,212
Inventory	24,200	27,751	26,620
Property, plant and equipment (1)	38,818	42,899	40,682
Right of use assets (2)	1,186	170	362
Investment in unconsolidated joint venture	1,859	1,504	1,602
Total mattress fabrics assets	81,977	83,548	81,478
Upholstery Fabrics
Accounts receivable	17,046	12,666	12,881
Inventory	23,526	23,692	21,287
Property, plant and equipment (3)	2,014	1,774	1,633
Right of use assets (4)	3,269	2,610	1,633
Total upholstery fabrics assets	45,855	40,742	37,434
Total segment assets	127,832	124,290	118,912
Non-segment assets:
Cash and cash equivalents	45,288	46,955	69,790
Short-term investments - available for sale	5,462	—	923
Short-term investments - held-to-maturity	5,005	—	4,271
Current income taxes receivable	—	776	1,585
Current assets - discontinued operation	—	4,760	—
Other current assets	3,509	2,745	2,116
Deferred income taxes	645	511	793
Property, plant and equipment (5)	767	548	832
Right of use assets (6)	1,710	2,103	1,908
Goodwill	—	13,569	—
Intangible assets	3,192	3,711	3,380
Long-term investments - rabbi trust	8,060	7,575	7,834
Long-term investments - held-to-maturity	759	—	2,076
Noncurrent income taxes receivable	—	733	—
Other assets	547	496	664
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - discontinued operation	—	22,950	—
Total assets	$202,776	$233,522	$215,084

	Six months ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Capital expenditures (7):
Mattress Fabrics	$1,710	$2,212
Upholstery Fabrics	181	229
Unallocated Corporate	111	266
Discontinued Operation	—	33
Total capital expenditures	$2,002	$2,740
Depreciation expense:
Mattress Fabrics	$3,132	$3,321
Upholstery Fabrics	406	382
Discontinued Operation	—	190
Total depreciation expense	$3,538	$3,893
(1)

The $38.8 million as of November 1, 2020, represents property, plant, and equipment of $26.5 million and $12.3 million located in the U.S. and Canada, respectively. The $42.9 million as of November 3, 2019, represents property, plant, and equipment of $30.5 million and $12.4 million located in the U.S. and Canada, respectively.   The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

(2)

The $1.2 million as of November 1, 2020, represents right of use assets of $696,000 and $490,000 located in the U.S. and Canada, respectively.  The $170,000 as of November 3, 2019, and the $362,000 as of May 3, 2020, represents right of use assets located in the U.S.

(3)

The $2.0 million as of November 1, 2020, represents property, plant, and equipment of $1.1 million and $904,000 located in the U.S. and China, respectively. The $1.8 million as of November 3, 2019, represents property, plant, and equipment of $1.3 million and $500,000 located in the U.S. and China, respectively.   The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

(4)

The $3.3 million as of November 1, 2020, represents right of use assets of $2.7 million and $561,000 located in China and the U.S., respectively.  The $2.6 million as of November 3, 2019, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.  The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

(5)

The $767,000, $548,000, and $832,000 as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $1.7 million, $2.1 million, and $1.9 million as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively, represents right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

15. Income Taxes

Income Tax Expense

Total income tax expense (benefit) for the six-month periods ending November 1, 2020, and November 3, 2019, were allocated as follows:

	November 1,	November 3,
(dollars in thousands)	2020	2019
Income from continuing operations	$5,937	$3,971
Loss from discontinued operations	—	(392)
Total income tax expense	$5,937	$3,579

Effective Income Tax Rate

We recorded income tax expense of $5.9 million, or 109.5% of income before income taxes from continuing operations, for the six-month period ended November 1, 2020, compared with income tax expense of $4.0 million, or 49.6% of income before income taxes from continuing operations, for the six-month period ended November 3, 2019.

Our effective income tax rates associated with our continuing operations for the six-month periods ended November 1, 2020, and November 3, 2019, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the six-months ended November 1, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule required the taxable loss associated with our U.S. operations to be excluded from the annual estimated effective income tax rate calculation as it was determined that no tax benefit could be recognized resulting from the full valuation allowance against our U.S. income tax loss carryforward that is expected to originate during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the six-month periods ending November 1, 2020 and November 3, 2019:

	November 1,	November 3,
	2020	2019
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	141.6	—
U.S. income tax law change	(65.1)	—
Global Intangible Low Taxed Income Tax ("GILTI")	—	12.7
Withholding taxes associated with foreign jurisdictions	8.4	6.1
Foreign income tax rate differential	6.6	3.5
Tax effects of foreign exchange rate (losses) gains	(4.0)	2.3
Other	1.0	4.0
	109.5%	49.6%

U.S. Tax Law Change

Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the TCJA. Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2019 ($2.1 million) and fiscal 2020 ($1.9 million). With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and the six-month year-to-date period of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021, as a result of the continuing economic uncertainty associated with the COVID-19 global pandemic. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and the six-month year-to-date period of fiscal 2021.

Additionally, we recorded a $713,000 income tax charge to provide for a full valuation allowance against a U.S. income tax loss carryforward that originated during the first half of fiscal 2021.

Based on our assessments as of November 1, 2020, November 1, 2019, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
U.S. federal and state net deferred income tax assets	$8,543	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,824	711	3,148

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. As of November 1, 2020, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment has been consistent with prior years. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely, and as a result we recorded a deferred income tax liability associated with undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the TCJA, a U.S. corporation is allowed a 100%  dividend received deduction for earnings and profits received from a  10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for withholding taxes that are incurred by our foreign subsidiaries. As a result, as of November 1, 2020, November 3, 2019, and May 3, 2020, we recorded a deferred income tax liability of $3.9 million, $3.2 million, and $3.4 million, respectively, for withholding taxes on undistributed earnings and profits from our foreign subsidiaries.

Uncertain Income Tax Positions

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period during which the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefits will be recorded at that time.

As of November 1, 2020, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1  million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. As of November 3, 2019, we had a $914,000 total gross unrecognized income tax benefit of which the entire amount was recorded to income taxes payable-long-term in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had a $1.3 million total gross income tax benefit of which the entire amount was recorded to income taxes payable-long term in the accompanying Consolidated Balance Sheets.

As of November 1, 2020, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million would favorably affect the income tax rate in future periods. As of November 3, 2019, the entire $914,000 total gross unrecognized income tax benefit would have favorably affected the income tax rate in future periods. As of May 3, 2020, the entire $1.3 million total gross unrecognized income would have favorably affected the income tax rate in future periods.

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

As of November 1, 2020, there were 548,729 shares available for future equity-based grants under our 2015 plan.

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

There were no performance-based restricted stock units granted to certain senior executives during the six-months ended November 1, 2020.

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

There were no performance-based restricted stock units granted to our key employees or any non-employees during the six-months ended November 1, 2020.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that are currently unvested as of November 1, 2020:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 18, 2019 (1)	93,653	1,725	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	1,489	$18.49	(7)	3 years
August 2, 2018 (1)	86,599	3,509	$18.51	(6)	3 years
August 2, 2018 (2)	47,800	2,101	$24.35	(7)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met as of the end of the vesting period, and in turn the number of shares that are expected to be awarded at the end vesting period. These amounts represent the number of shares that were expected to vest as of November 1, 2020.

(5)

Price per share represents the fair market value per share ($1.03 per $1, or an increase of $0.55 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($18.49) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on July 18, 2019.

(6)

Price per share represents the fair market value per share ($0.76 per $1, or a reduction of $5.84 to the closing price of the common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on August 2, 2018.

(7)	Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during the six-month periods ending November 1, 2020 and November 3, 2019:

	Performance-Based		(4)
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (1)	3,710	$37	$9.96
Fiscal 2020 (1)	11,351	$197	$17.36
Fiscal 2020 (2)	4,961	$86	$17.36

(1)	Certain senior executives and key employees.
(2)	Non-employee
(3)	Dollar amounts are in thousands.
(4)	Price per share is derived from the closing price of our common stock on the date the respective performance-based restricted stock units vested.

We recorded compensation expense of $89,000 and $275,000 within selling, general, and administrative expenses for the six-month periods ending November 1, 2020, and November 3, 2019, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost would not be recorded, and any previously recognized compensation cost would be reversed.

As of November 1, 2020, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $73,698, which is expected to be recognized over a weighted average vesting period of 1.5 years. As of November 1, 2020, the performance-based restricted stock units that were expected to vest had a fair value totaling $110,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management that are unvested as of November 1, 2020:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $245,000 and $52,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ending November 1, 2020, and November 3, 2019, respectively.

As of November 1, 2020, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.8 million, which is expected to be recognized over a weighted average vesting period of 2.5 years. As of November 1, 2020, the time-based restricted stock units that are expected to vest had a fair value totaling $2.2 million.

Common Stock Award

We granted a total of 5,193 and 7,000 shares of common stock to our outside directors on October 1, 2020 and July 1, 2020, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $13.48 and $10.00 per share on October 1, 2020 and July 1, 2020, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $140,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for each of the six-month periods ending November 1, 2020, and November 3, 2019.

17. Leases

Overview

We lease manufacturing facilities, office space, distribution centers, and equipment under operating lease arrangements. We determine if an arrangement is a lease at its inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Operating leases with an initial term of twelve months or less are not recognized in our Consolidated Balance Sheets. For leases of more than twelve months, we recognize a right of use asset and lease liability on the commencement date of a lease arrangement based on the present value of lease payments over the lease term.

Our operating leases have remaining lease terms of one to six years, with renewal options for additional periods ranging up to ten years. A lease term may include renewal options if it is reasonably certain that the option to renew a lease period will be exercised. A renewal option is considered reasonably certain to be exercised if there is a significant economic incentive, as defined in ASC Topic 842, to exercise the renewal option on the date a lease arrangement is commenced. Currently, renewal options are not included in the lease terms for any of our leases, as there is not a significant economic incentive for us to exercise any of our renewal options.

Most of our leases do not provide an implicit interest rate, and as a result, we use our incremental borrowing rate, which approximates a collateralized rate, based on information available on the commencement date of a lease arrangement in determining the present value of lease our payments.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of November 1, 2020, November 3, 2019, and May 3, 2020, are as follows:

		(1)
(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Right of use assets	$6,165	$5,879	$3,903
Operating lease liability - current	2,316	2,282	1,805
Operating lease liability – noncurrent	4,008	3,439	2,016

(1)

As of November 3, 2019, right of use assets totaled $5.9 million, of which $4.9 million and $1.0 million were classified as (i) right of use asset and (ii) within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.  At November 3, 2019, operating lease liabilities totaled $5.7 million, of which $2.1 million, $192,000, $2.6 million, and $825,000 were classified as (i) operating lease liability – current, (ii) within current liabilities – discontinued operation, (iii) operating lease liability – long-term, and (iv) within noncurrent liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Operating lease liability payments	$1,232	$1,408
Right of use assets exchanged for lease liabilities	3,618	22

Operating lease expense for the three-months ended November 1, 2020, and November 3, 2019, was $696,000 and $706,000, respectively. Operating lease expense for each of the six-month periods ended November 1, 2020, and November 3, 2019, was $1.4 million.  Short-term lease and variable lease expenses were immaterial for the three-months and six-months ended November 1, 2020, and November 3, 2019.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2021, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2021	$1,244
2022	1,955
2023	1,536
2024	1,172
2025	679
Thereafter	—
$6,586
Less: interest	(262)
Present value of lease liabilities	$6,324

As of November 1, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

November 1, 2020
Weighted average lease term	3.3 years
Weighted average discount rate	2.51%

As of November 3, 2019, the weighted average remaining lease term and discount rate for our operating leases follows:

November 3, 2019
Weighted average lease term	3.4 years
Weighted average discount rate	3.82%

18. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of November 1, 2020, November 3, 2019, and May 3, 2020, we had total amounts due regarding capital expenditures totaling $68,000, $402,000, and $107,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. As of November 3, 2019, the total amount due of $402,000 consisted of $398,000 and $4,000 that were classified as (i) accounts payable – capital expenditures and (ii) within current liabilities – discontinued operation, respectively.  These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of November 1, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $5.0 million.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital. As of November 1, 2020, the statutory surplus reserve fund represents the 50% registered capital limit, and therefore, our subsidiary in China is not required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 1, 2020, the company’s statutory surplus reserve was $4.3 million. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company except for the statutory surplus reserve of $4.3 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock during the six-month period ending November 1, 2020. Additionally, we did not purchase any shares of our common stock during the six-month period ending November 3, 2019.

As of November 1, 2020, we had $5.0 million available for repurchases of our common stock.

21. Dividend Program

On December 3, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on January 18, 2021, to shareholders of record as of January 8, 2021.

During the six-months ended November 1, 2020, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share. During the six-months ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments or valuation allowances could affect our financial results. Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

We sold our majority ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the three-month and six-month periods ended November 3, 2019 and presented as a discontinued operation in this report. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended November 1, 2020, and November 3, 2019, represent 26-week and 27-week periods, respectively.

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

Executive Summary

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Net sales	$76,851	$69,550	10.5%
Gross profit from continuing operations	14,261	13,526	5.4%
Gross profit margin from continuing operations	18.6%	19.4%	(80)bp
Selling, general, and administrative expenses	9,743	9,117	6.9%
Income from continuing operations	4,518	4,409	2.5%
Operating margin from continuing operations	5.9%	6.3%	(40)bp
Income before income taxes from continuing operations	3,897	4,547	(14.3)%
Income tax expense	1,613	2,279	(29.2)%
Net income from continuing operations	2,384	2,252	5.9%

	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Net sales	$141,315	$140,269	0.7%
Gross profit from continuing operations	24,162	25,938	(6.8)%
Gross profit margin from continuing operations	17.1%	18.5%	(140)bp
Selling, general, and administrative expenses	17,761	18,266	(2.8)%
Income from continuing operations	6,401	7,707	(16.9)%
Operating margin from continuing operations	4.5%	5.5%	(100)bp
Income before income taxes from continuing operations	5,421	8,010	(32.3)%
Income tax expense	5,937	3,971	49.5%
Net (loss) income from continuing operations	(349)	4,036	(108.6)%

Net Sales

Overall, our net sales for the second quarter of fiscal 2021 increased by 10.5% compared with the same period a year ago, with mattress fabrics sales increasing 12.2% and upholstery fabrics sales increasing 8.7%.  Our net sales for the first half of fiscal 2021 increased by 0.7% compared with the same period a year ago, with mattress fabrics sales increasing 2.2% and upholstery fabrics sales decreasing 0.9%.  The first half of fiscal 2021 had 26 weeks compared to 27 weeks for the first half of fiscal 2020.

The increase in net sales for both our mattress and upholstery fabrics segments for the second quarter reflects a surge in demand driven by a greater consumer focus on the home environment.  It also reflects our ability to service this increase in demand and respond quickly to meet the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.

This increase in net sales for the second quarter reversed a decrease in net sales for both segments during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores began to resume operations following pandemic-related shutdowns.  The net result was an increase in mattress fabrics net sales and a decrease in upholstery fabrics net sales for the first half of fiscal 2021 compared with the prior-year period.

See the Segment Analysis section below for further details.

Income Before Income Taxes from Continuing Operations

Overall, our income before income taxes from continuing operations for the second quarter was $3.9 million, compared with $4.5 million for the prior-year period, while income before income taxes from continuing operations for the first six months of fiscal 2021 was $5.4 million, compared with $8.0 million for the prior year period.

Operating performance for the second quarter of fiscal 2021 was materially affected by unfavorable foreign exchange rate fluctuations associated with our operations in China.  It was also pressured by an increase in SG&A expense primarily due to higher accrued incentive compensation expense, offset somewhat by reduced spending on travel and entertainment and marketing expenses, as compared with the same period a year ago.  In addition to these factors, operating performance for the first half of fiscal 2020 was affected by the disruption form the COVID-19 pandemic during the first quarter, as well as significant inventory reductions and manufacturing inefficiencies associated with the dramatic ramp up in operations for our mattress fabrics segment during the first quarter.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $5.9 million, or 109.5% of income before income tax expense from continuing operations for the six-month period ending November 1, 2020, compared with income tax expense of $4.0 million, or 49.6% of income before income tax expense from continuing operations for the prior year period. Income tax expense during the first half of fiscal 2021 included a $4.1 million net income tax charge, which consists of a $7.6 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit resulting from the re-establishing of certain U.S. federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017. Income tax expense during the first half of fiscal 2020 included $1.0 million of GILTI tax that did not recur in fiscal 2021 due to the recent change in the GILTI tax regulations as noted above. Additionally, our effective income tax rates for the first half of fiscal 2021 and fiscal 2020 were adversely affected by the continued shift in the mix of our taxable income that has been mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes from continuing operations.

Liquidity

As of November 1, 2020, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $56.5 million compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of 2020 (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of November 1, 2020, would have increased $17.8 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $22.7 million, partially offset by (ii) cash payments of $2.6 million in the form of a regular quarterly dividend payment to shareholders; and (iii) $2.0 million of capital expenditures that were primarily related to our mattress fabrics segment.

Our net cash provided by operating activities was $22.7 million during the first half of fiscal 2021, compared with $8.2 million during the first half of fiscal 2020. This increase reflects a focused attention on working capital management. Additionally, our discontinued operation had net cash used in operating activities totaling $2.2 million and net cash used in investing activities totaling $32,000 during the first half of fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during the first half of fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of November 1, 2020, there were no outstanding borrowings under our lines of credit.

Dividend Program

On December 3, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.11 per share, or $0.44 per share on an annualized basis. This payment will be made on January 18, 2021, to shareholders of record as of January 8, 2021.

During the six-month period ended November 1, 2020, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share. During the six-month period ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

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

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock through the end of our second quarter of fiscal 2021.  Additionally, we did not purchase any share of our common stock during the six-month period ended November 3, 2019.

As of November 1, 2020, we had $5.0 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Net sales	$40,030	$35,666	12.2%
Gross profit from continuing operations	7,584	6,247	21.4%
Gross profit margin from continuing operations	18.9%	17.5%	140bp
Selling, general, and administrative expenses	3,202	2,953	8.4%
Income from continuing operations	4,382	3,294	33.0%
Operating margin from continuing operations	10.9%	9.2%	170bp

	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Net sales	$76,133	$74,525	2.2%
Gross profit from continuing operations	12,191	11,938	2.1%
Gross profit margin from continuing operations	16.0%	16.0%	0bp
Selling, general, and administrative expenses	5,964	6,025	(1.0)%
Income from continuing operations	6,227	5,913	5.3%
Operating margin from continuing operations	8.2%	7.9%	30bp

Net Sales

The increase in mattress fabrics net sales for the second quarter of fiscal 2021 reflects an increase in demand driven by greater consumer awareness and appreciation for overall comfort and wellness within the home environment as a result of the COVID-19 pandemic. This has led to an increase in discretionary spending on home furnishing products, including mattresses.

During the quarter, we built on the sales momentum generated during the last eight weeks of the first quarter by utilizing our product-driven strategy for both mattress fabrics and sewn covers, as well as our global supply chain and dedicated attention to our customers. Our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey have enabled us to support current demand and serve the needs of our customers.

Our sewn mattress cover business also experienced continued growth, with demand trends exceeding pre-COVID levels. This trend reflects the ongoing growth in the boxed bedding space, and we continue to work collaboratively with both new and existing customers to develop fresh, innovative products. Our efficient global platform, along with our ability to maximize our fully vertical supply chain with product offerings from fabrics to sewn covers, allows us to support the rapidly changing demands of our customers. Additionally, our building expansion in Haiti was completed during the second quarter, providing additional capacity and enhancing our ability to produce sewn covers.

The increase in net sales for the second quarter reversed a decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores began to resume operations following pandemic-related shutdowns.  The net result was an increase in mattress fabrics net sales for the first half of fiscal 2021 compared with the prior-year period.  The first half of fiscal 2021 was a 26-week period, compared with a 27-week period for the first half of fiscal 2020.

During this uncertain environment, we have managed our business with a firm focus on creative designs, innovative fabric and sewn cover products, and customer service.  These efforts are supported by our ongoing developments in product innovation, including expanding our specialty finish options and leveraging our virtual 3D image rendering services for design collaboration opportunities.  We expect that our increased capacity in North America resulting from our $4.0 million investment in additional knit machines will be available during the fourth quarter of fiscal 2021. We also believe that the domestic mattress industry, and, in turn, our business, will benefit from the recent preliminary anti-dumping duties imposed by the U.S. Department of Commerce on mattress imports from seven countries for engaging in unfair trade practices relating to low-priced mattress imports.

Despite positive sales trends during the second quarter and first six months of fiscal 2021, our customers’ ability to meet their demand is being challenged by supply chain constraints related primarily to non-fabric components, as well as labor shortages, which could temporarily delay their scheduled delivery of orders for mattress fabrics and sewn mattress covers during the second half of fiscal 2021. Additionally, the ongoing impact and duration of the COVID-19 pandemic remains unknown and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, the short- and long-term disruption of the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The increase in mattress fabrics profitability during the second quarter and first six months of fiscal 2021 was primarily due to the benefits of fixed cost absorption from higher sales and improved operating efficiencies resulting from fully maximizing our production capacity.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and investment in unconsolidated joint venture.

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Accounts receivable	$15,914	$11,224	$12,212
Inventory	24,200	27,751	26,620
Property, plant & equipment	38,818	42,899	40,682
Right of use assets	1,186	170	362
Investment in unconsolidated joint venture	1,859	1,504	1,602
	$81,977	$83,548	$81,478

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 1, 2020, accounts receivable increased by $4.7 million, or 41.8%, compared with November 3, 2019. This increase reflects the increase in net sales during the second quarter of fiscal 2021 compared with the prior-year period. Net sales during the second quarter of fiscal 2021 were $40.0 million compared with $35.7 million during the second quarter of fiscal 2020.  Additionally, this increase reflects slower cash collections on accounts receivable during the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 stemming from current economic conditions associated with the COVID-19 pandemic that were not present during the second quarter of fiscal 2020.

As of November 1, 2020, accounts receivable increased by $3.7 million, or 30.3%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the second quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the second quarter of fiscal 2021 were $40.0 million, an increase of $16.6 million, or 71%, compared with net sales of $23.4 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the second quarter of fiscal 2021, the increase in our accounts receivable also reflects faster cash collections during the second quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. The faster cash collections stem from our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding was 36 days for the second quarter of fiscal 2021, as compared with 29 days for the second quarter of fiscal 2020 and 48 days for the fourth quarter of fiscal 2020.

Inventory

As of November 1, 2020, inventory decreased by $3.6 million, or 12.8%, compared with November 3, 2019. Additionally, as of November 1, 2020, inventory decreased by $2.4 million, or 9.1%, compared with May 3, 2020. Although our net sales increased during the second quarter of fiscal 2021 compared with the second quarter and fourth quarter of fiscal 2020, our trends in inventory reflect improved inventory management by better aligning our inventory purchases to reflect current demand trends.

Property, Plant, & Equipment

The $38.8 million as of November 1, 2020, represents property, plant, and equipment of $26.5 million and $12.3 million located in the U.S. and Canada, respectively. The $42.9 million as of November 3, 2019, represents property, plant, and equipment of $30.5 million and $12.4 million located in the U.S. and Canada, respectively.   The $40.7 million as of May 3, 2020, represents property, plant, and equipment located of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

As of November 1, 2020, property, plant, and equipment decreased as compared with November 3, 2019, and May 3, 2020. This trend represents a decrease in capital expenditures resulting from prior cost cutting measures as part of our comprehensive response to COVID-19.

During the second half of fiscal 2021, we plan to invest $4 million in additional knit machines to expand our capacity in North America to support our future growth plan.

Right of Use Assets

The $1.2 million as of November 1, 2020, represents right of use assets of $696,000 and $490,000 located in the U.S. and Canada, respectively.  The $170,000 as of November 3, 2019, and the $362,000 as of May 3, 2020, represent right of use assets located in the U.S.

As of November 1, 2020, right of use assets increased as compared with November 3, 2019, and May 3, 2020. This increase reflects the addition of a new warehouse lease agreement associated with our operation located in Canada that was entered into during the first quarter of fiscal 2021. This lease agreement has a three-year term and is set to expire during fiscal 2023. The amount of the change associated with our right of use assets between reporting periods is based on the length of the lease term remaining on our leases prior to their expiration or option to renew in relation to the reporting periods presented.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represents our fifty percent ownership of Class International Holdings Ltd. (See Note 8 to the consolidated financial statements for further details).

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	November 1, 2020		November 3, 2019		% Change
Non-U.S. Produced	$34,473	94%	$30,805	91%	11.9%
U.S. Produced	2,348	6%	3,079	9%	(23.7)%
Total	$36,821	100%	$33,884	100%	8.7%

	Six Months Ended
(dollars in thousands)	November 1, 2020		November 3, 2019		% Change
Non-U.S. Produced	$60,484	93%	$60,434	92%	0.1%
U.S. Produced	4,698	7%	5,310	8%	(11.5)%
Total	$65,182	100%	$65,744	100%	(0.9)%

The increase in upholstery fabrics net sales during the second quarter of fiscal 2021 reflects a significant increase in sales for our residential upholstery business, which was driven primarily by the increased consumer focus on the at-home experience and overall comfort. Through our platform in Asia, including our expanded cut and sew capabilities in Vietnam and our long-term supplier relationships, we were able to respond quickly to meet this upsurge in demand.

Our line of highly durable, stain-resistant LiveSmart® performance fabrics, as well as our line of LiveSmart Evolve® performance plus sustainability fabrics, continued to experience favorable demand trends during the second quarter.  We also recently launched LiveSmart Ultra™, which features a new antimicrobial finish as the next step in our LiveSmart performance brand evolution. These Livesmart performance fabrics are important drivers of our residential growth.

Our hospitality business remained under pressure by the ongoing COVID-19 disruption that continued to affect the travel and leisure industries.  These lingering pressures also affected Read Window Products, our window treatment and installation business, during the quarter.  While sales for our hospitality business remained relatively stable as compared to the first quarter, we expect that the disruption in hospitality and leisure will continue to affect this business in the near term, as it remains uncertain whether hotels and other hospitality venues will undertake new refurnishing projects in the current environment.

The increase in upholstery fabrics net sales for the second quarter reversed a decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores began to resume operations following pandemic-related shutdowns.  The net result was a decrease in upholstery fabrics net sales for the first half of fiscal 2021 compared with the prior-year period.  The first half of fiscal 2021 was a 26-week period, compared with a 27-week period for the first half of fiscal 2020.

Looking ahead, we are encouraged by the strong backlog in our residential upholstery business and our ability to meet this demand.  However, despite these positive trends, our customers’ ability to meet their demand is being challenged by supply chain constraints related primarily to non-fabric components, as well as labor shortages, which could temporarily delay their scheduled delivery of orders for upholstery fabrics during the second half of fiscal 2021. Additionally, the ongoing economic and health effects of the COVID-19 pandemic, as well as the duration of such effects, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the pandemic on our upholstery fabrics segment; however, if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Gross profit from continuing operations	6,677	7,279	(8.3)%
Gross profit margin from continuing operations	18.1%	21.5%	(340)bp
Selling, general, and administrative expenses	3,390	3,806	(10.9)%
Income from continuing operations	3,287	3,473	(5.4)%
Operating margin from continuing operations	8.9%	10.2%	(130)bp

	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	Change
Gross profit from continuing operations	11,971	14,000	(14.5)%
Gross profit margin from continuing operations	18.4%	21.3%	(290)bp
Selling, general, and administrative expenses	6,570	7,652	(14.1)%
Income from continuing operations	5,401	6,348	(14.9)%
Operating margin from continuing operations	8.3%	9.7%	(140)bp
Restructuring credit	—	35	(100.0)%

The decrease in upholstery fabrics profitability for the second quarter was primarily due to unfavorable China foreign exchange rate fluctuations, as well as some impact from sales mix, partially offset by lower spending on travel and entertainment and marketing expenses.  The decrease in upholstery fabrics profitability for the first half of fiscal 2021 was also due to these factors, along with a decrease in sales during the first quarter of fiscal 2021.

Looking ahead, we expect that unfavorable foreign exchange rate fluctuations associated with our operations in China, as well as some impact from sales mix due to the ongoing pressures on our hospitality business, will adversely affect our profitability at least through the third quarter of fiscal 2021.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
Accounts receivable	$17,046	$12,666	$12,881
Inventory	23,526	23,692	21,287
Property, plant & equipment	2,014	1,774	1,633
Right of use assets	3,269	2,610	1,633
	$45,855	$40,742	$37,434

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 1, 2020, accounts receivable increased by $4.4 million, or 34.6%, compared with November 3, 2019. This increase primarily reflects the increase in net sales during the second quarter of fiscal 2021 compared with the prior-year period. Net sales during the second quarter of fiscal 2021 were $36.8 million compared with $33.9 million during the second quarter of fiscal 2020. Additionally, this increase reflects slower cash collections on accounts receivable during the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 stemming from current economic conditions associated with the COVID-19 pandemic that were not present during the second quarter of fiscal 2020.

As of November 1, 2020, accounts receivable increased by $4.2 million, or 32.3%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the second quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the second quarter of fiscal 2021 were $36.8 million, an increase of $12.8 million, or 53%, compared with net sales of $24.0 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the second quarter of fiscal 2021, the increase in our accounts receivable also reflects faster cash collections during the second quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2021. The faster cash collections stem from our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding was 41 days during the second quarter of fiscal 2021, as compared with 33 days during the second quarter of fiscal 2020 and 47 days during the fourth quarter of fiscal 2020.

Inventory

As of November 1, 2020, inventory totaling $23.5 million was comparable with inventory totaling $23.7 million as of November 3, 2019. Additionally, as of November 1, 2020, inventory totaling $23.5 million was comparable with inventory totaling $21.3 million as of May 3, 2020. Although our net sales increased during the second quarter of fiscal 2021 compared with the second quarter and fourth quarter of fiscal 2020, our inventory levels remained consistent for the reporting periods presented, which reflects improved inventory management by better aligning our inventory purchases to reflect current demand trends.

Property, Plant, & Equipment

The $2.0 million as of November 1, 2020, represents property, plant, and equipment of $1.1 million and $904,000 located in the U.S. and China, respectively. The $1.8 million as of November 3, 2019, represents property, plant, and equipment of $1.3 million and $500,000 located in the U.S. and China, respectively. The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

Right of Use Assets

The $3.3 million as of November 1, 2020, represents right of use assets of $2.7 million and $561,000 located in China and the U.S., respectively. The $2.6 million as of November 3, 2019, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively. The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

As of November 1, 2020, right of use assets increased by $1.7 million, or 106.3%, compared with May 3, 2020. This increase primarily reflects the renewal of certain lease agreements that extended the lease terms for two buildings associated with our operations located in China during the first quarter of fiscal 2021. The amount of the change associated with our right of use assets between reporting periods is based on the length of the lease term remaining on our leases prior to their expiration or option to renew in relation to the reporting periods presented.

Discontinued Operation - Home Accessories Segment

As previously disclosed, we sold our majority ownership interest in eLuxury, LLC (“eLuxury”) during the fourth quarter of fiscal 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, there are no results of operations and assets and liabilities for the home accessories segment in the company’s continuing operations for fiscal 2021, and the financial results for this segment are excluded from the company’s continuing operations for the three-month and six-month periods ended November 3, 2019 and have been reclassified and presented as a discontinued operation in our consolidated financial statements. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details, and see also the section titled “Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – 2020 compared with 2019 – Segment Analysis - Discontinued Operation – Home Accessories Segment” in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020, for additional information.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	% Change
SG&A expenses	$9,743	$9,117	6.9%
Interest expense	—	21	(100.0)%
Interest income	59	258	(77.1)%
Other expense	680	99	586.9%

	Six Months Ended
(dollars in thousands)	November 1, 2020	November 3, 2019	% Change
SG&A expenses	$17,761	$18,266	(2.8)%
Interest expense	51	21	142.9%
Interest income	117	518	(77.4)%
Other expense	1,046	194	439.2%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 is mostly due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, partially offset by significant cost cutting measures associated with discretionary spending such as professional fees, travel and entertainment expenses, and certain marketing expenses.

The decrease in selling, general, and administrative expenses during the first half of fiscal 2021 compared with the first half of fiscal 2020 is mostly due to our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic. These significant cost cutting measures primarily related to compensation and included (i) implementing temporary salary reductions, (ii) making workforce adjustments to align with demand, (iii) suspending merit pay increases, and (iv) aggressive reduction in discretionary spending such as professional fees, travel and entertainment expenses, and certain marketing expenses. The decrease in selling, general, and administrative expense as a result of these cost cutting measures was partially offset by higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets that were primarily incurred during the second quarter of fiscal 2021.

Interest Expense

During the six-month period ending November 1, 2020, our interest expense is attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty associated with the COVID-19 global pandemic. As a result of the economic uncertainty relating to the duration of the pandemic and its overall effect on our business, we proactively borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. During the first quarter of fiscal 2021, we repaid in full the PPP loan and all the borrowings that were outstanding under our lines of credit as of May 3, 2020. Additionally, we did not incur any interest expense during the three-month period ending November 1, 2020, as there were no borrowings outstanding under our line of credit agreements during such time.

The interest expense incurred during the three-month and six-month periods ending November 3, 2019, reflect our historically low amount of borrowings outstanding.

Interest Income

Interest income reflects interest earned on our current investments of excess cash held in money market funds, short-term bond funds, and investment-grade U.S. corporate, foreign, and government bonds, as well as interest earned on money market and mutual fund investments associated with our rabbi trust that funds our deferred compensation plan. The decrease in interest income during fiscal 2021 compared with fiscal 2020 is due mostly to a decrease in interest rates associated with these investments.

Other Expense

The increase in other expense during fiscal 2021 compared with fiscal 2020 was due mostly to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S dollar financial reporting amount. During the first half of fiscal 2021, we reported a foreign exchange rate loss of $689,000 compared with a foreign exchange rate gain of $150,000 during the first half of fiscal 2020. However, the $689,000 foreign exchange rate loss that was incurred during the first half of fiscal 2021 was mostly offset by an income tax benefit totaling $650,000 that was associated with deductible foreign exchange rate losses as our China operations pay income taxes in their local currency (see Income Taxes – Effective Income Tax Rate section below for further details).

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $5.9 million, or 109.5% of income before income taxes from continuing operations, for the six-month period ended November 1, 2020, compared with income tax expense of $4.0 million, or 49.6% of income before income taxes from continuing operations, for the six-month period ended November 3, 2019.

Our effective income tax rates associated with our continuing operations for the six-month periods ended November 1, 2020, and November 3, 2019, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the six months ended November 1, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule required the taxable loss associated with our U.S. operations to be excluded from the annual estimated effective income tax rate calculation as it was determined that no tax benefit could be recognized resulting from the full valuation allowance against our U.S income tax loss carryforward that is expected to originate during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the six-month periods ending November 1, 2020 and November 3, 2019:

	Six Months Ended
	November 1, 2020	November 3, 2019
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	141.6	—
U.S. income tax law change	(65.1)	—
Global Intangible Low Taxed Income Tax ("GILTI")	—	12.7
Withholding taxes associated with foreign jurisdictions	8.4	6.1
Foreign income tax rate differential	6.6	3.5
Tax effects of foreign exchange rate (losses) gains	(4.0)	2.3
Other	1.0	4.0
	109.5%	49.6%

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

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and six-month year-to-date period of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and fiscal 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021 as a result  of the continuing economic uncertainty associated with the COVID-19 global pandemic. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and six-month year-to-date period of fiscal 2021.

Additionally, we recorded a $713,000 income tax charge to provide for a full valuation allowance against a U.S. income tax loss carryforward that originated during the first half of fiscal 2021.

Based on our assessments as of November 1, 2020, November 3, 2019, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	November 1, 2020	November 3, 2019	May 3, 2020
U.S. federal and state net deferred income tax assets	$8,543	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,824	711	3,148

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Refer to Note 15 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively.

Uncertain Income Tax Positions

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period during which the more-likely-than-not recognition threshold is met by the reporting period, or is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefits will be recorded at that time.

Refer to Note 15 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of November 1, 2020, November 3, 2019, and May 3, 2020, respectively.

Income Taxes Paid

During the first half of fiscal 2021, we received income tax refunds exceeding income tax payments, resulting in net cash tax payments of $556,000. The $556,000 resulted from (i) income tax refunds totaling $1.5 million associated with U.S. alternative minimum taxes (see United States section below for further details) that were partially offset by (ii) U.S. transition tax payments of $227,000 as required by the TCJA and (iii) income tax payments associated with our foreign jurisdictions totaling $726,000.

During the first half of fiscal 2020, income tax payments totaling $2.8 million represented (i) income tax payments associated with foreign jurisdictions totaling $1.9 million and (ii) a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to our U.S. parent company.

United States

Alternative Minimum Tax (AMT)

Our AMT refunds totaling $1.5 million that were received during the first half of fiscal 2021 stem from the provisions of the TCJA, as corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each of our fiscal 2021 and fiscal 2022 years, respectively. We received our first 50% installment totaling $746,000 during the first quarter of fiscal 2021.

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

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $45.3 million and short-term investments (available for sale) of $5.5 million as of November 1, 2020, cash flow from operations, and the current availability ($38.0 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of November 1, 2020, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $56.5 million, compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the CARES Act (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of November 1, 2020, would have increased $17.8 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $22.7 million, partially offset by (ii) cash payments of $2.6 million in the form of a regular quarterly dividend payment to shareholders; and (iii) $2.0 million of capital expenditures that were primarily related to our mattress fabrics segment.

Our net cash provided by operating activities was $22.7 million during the first half of fiscal 2021, compared with $8.2 million of net cash provided by operating activities during the first half of fiscal 2020. This increase reflects a focused attention on working capital management. Additionally, our discontinued operation had net cash used in operating activities totaling $2.2 million and net cash used in investing activities totaling $32,000 during the first half of fiscal 2020.  Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during the first half of fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of November 1, 2020, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affects our liquidity.  See the section titled “Income Taxes Paid” of this Item 2 - Management’s Discussion and Analysis of Financial Condition section for further details.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt of payment on accounts receivable. Additionally, our cash liquidity will be affected by our strategic investments in working capital and planned capital expenditures during the last half of fiscal 2021.

By Geographic Area

A summary of our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) by geographic area follows:

(dollars in thousands)	November 1, 2020	November 3, 2019 (1)	May 3, 2020
United States	$49,288	$35,735	$65,327
China	5,778	9,439	10,531
Canada	1,439	1,967	1,160
Cayman Islands	9	42	42
	$56,514	$47,183	$77,060

(1)

As of November 3, 2019, cash and cash equivalents totaled $47.2 million, of which $47.0 million and $228,000 were classified as (i) cash and cash equivalents and (ii) within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

As discussed above, the decrease in our cash and investments, specifically in the U.S., as of November 1, 2020, compared with May 3, 2020, is attributable to repayment of all of the outstanding borrowings associated with our lines of credit and PPP loan, which totaled $38.4 million.

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

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock through the end of our second quarter of fiscal 2020.  Additionally, we did not purchase any share of our common stock during the six-month period ended November 3, 2019.

As of November 1, 2020, we had $5.0 million available for repurchases of our common stock.

Dividend Program

On December 3, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.11 per share, or $0.44 per share on an annualized basis. This payment will be made on January 18, 2021, to shareholders of record as of January 8, 2021.

During the six-month period ended November 1, 2020, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share. During the six-month period ended November 3, 2019, dividend payments totaled $2.5 million, which represented quarterly dividend payments of $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments are subject to final determination by our board of directors and will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $42.0 million as of November 1, 2020, compared with $48.2 million as of November 3, 2019, and $49.4 million as of May 3, 2020. Operating working capital turnover was 5.3 during the second quarter of fiscal 2021, compared with 5.7 during the second quarter of fiscal 2020 and 5.1 during the fourth quarter of fiscal 2020.

Accounts Receivable

Accounts receivable as of November 1, 2020, totaling $33.0 million, increased $9.1 million, or 38.0%, compared with $23.9 million as of November 3, 2019. This increase reflects the increase in net sales during the second quarter of fiscal 2021 compared with the prior-year period. Net sales during the second quarter of fiscal 2021 were $76.9 million compared with $69.6 million during the second quarter of fiscal 2020. Additionally, this increase reflects slower cash collections on accounts receivable during the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 stemming from current economic conditions associated with the COVID-19 pandemic that were not present during the second quarter of fiscal 2020.

Accounts receivable as of November 1, 2020, totaling $33.0 million, increased $7.9 million, or 31.4%, compared with $25.1 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the second quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the second quarter of fiscal 2021 were $76.9 million, an increase of $29.5 million, or 62%, compared with net sales of $47.4 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the second quarter of fiscal 2021, the increase in our accounts receivable also reflects faster cash collections during the second quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020. The faster cash collections stem from our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding were 39 days for the second quarter of fiscal 2021, compared with 30 days for the second quarter of fiscal 2020 and 48 days for the fourth quarter of fiscal 2020.

Inventory

Inventories as of November 1, 2020, totaling $47.7 million, decreased $3.7 million, or 7.2%, compared with $51.4 million as of November 3, 2019. Additionally, inventories as of November 1, 2020, totaling $47.7 million, were comparable with inventories totaling $47.9 million as of May 3, 2020. Although our net sales increased during the second quarter of fiscal 2021 compared with the second and fourth quarters of fiscal 2020, our trends in inventory reflect improved inventory management by better aligning our inventory purchases to reflect current demand trends.

Inventory turns were 5.6 for the second quarter of fiscal 2021, compared with 4.5 for the second quarter of fiscal 2020 and 3.5 for the fourth quarter of fiscal 2020.

Accounts Payable

Accounts payable- trade as of November 1, 2020, totaling $38.2 million, increased $11.9 million, or 45.2%, compared with $26.3 million as of November 3, 2019. Additionally, accounts payable- trade as of November 1, 2020, totaling $38.2 million, increased $15.2 million, or 66.3%, compared with $23.0 million as of May 3, 2020. The increase in accounts payable reflects our increase in net sales (and related raw material purchases) during the second quarter of fiscal 2021 compared with the second quarter and fourth quarters of fiscal 2020, as well as the negotiation of temporary credit terms with our vendors and landlords as part of our comprehensive response to the COVID-19 global pandemic.

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

As of November 1, 2020, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of November 1, 2020, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $2.0 million for the first half of fiscal 2021, compared with $2.4 million for the same period a year ago. Capital expenditures primarily related to our mattress fabrics segment for both periods.

Depreciation expense was $3.5 million for the first half of fiscal 2021, compared with $3.9 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2021, we are projecting cash capital expenditures to be in the range of $8.5 million to $9.0 million. Depreciation expense is projected to be approximately $7.0 million in fiscal 2021. The estimated capital expenditures and depreciation expense for fiscal 2021 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditures and expectations related to depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of November 1, 2020, we had total amounts due regarding capital expenditures totaling $68,000 pertaining to outstanding vendor invoices, none of which were financed. The total amount outstanding of $68,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of November 1, 2020, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $5.0 million.

Critical Accounting Policies and Recent Accounting Developments

As of November 1, 2020, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2020.

Contractual Obligations

Other than as disclosed in Notes 17 and 18 of the consolidated financial statements, as of November 1, 2020, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

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

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.74% at November 1, 2020) as a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of November 1, 2020, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit agreements associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of November 1, 2020, there were not any borrowing outstanding pursuant to our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. As a result, a 10% change in the above exchange rates as of November 1, 2020, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of November 1, 2020, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, our Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended November 1, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended November 1, 2020. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

Item 1A.Risk Factors

There have not been any material changes to our risk factors during the three months ended November 1, 2020. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020 for the fiscal year ended May 3, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
August 3, 2020 to September 6, 2020	—	—	—	$5,000,000
September 7, 2020 to October 4, 2020	—	—	—	$5,000,000
October 5, 2020 to November 1, 2020	—	—	—	$5,000,000
Total	—	—	—	$5,000,000

(1)

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty.

Item 6.Exhibits

The following exhibits are submitted as part of this report.

10.1	Form of Annual Incentive Award Agreement.

10.2	Form of Restricted Stock Unit Agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: December 11, 2020	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Form of Annual Incentive Award Agreement.

10.2	Form of Restricted Stock Unit Agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

II-4