Form 10-Q
period 2021-01-31
CULP INC
filed 2021-03-12
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Common shares outstanding at March 10, 2021: 12,308,357

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended November 1, 2020

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	January 31	February 2,
	2021	2020
Net sales	$79,341	$68,518
Cost of sales	(65,469)	(56,998)
Gross profit from continuing operations	13,872	11,520
Selling, general and administrative expenses	(9,835)	(8,831)
Restructuring credit	—	35
Income from continuing operations	4,037	2,724
Interest income	90	258
Other expense	(1,010)	(282)
Income before income taxes from continuing operations	3,117	2,700
Income tax expense	(899)	(1,619)
Loss from investment in unconsolidated joint venture	(136)	(56)
Net income from continuing operations	2,082	1,025
Loss before income taxes from discontinued operation	—	(7,824)
Income tax benefit	—	2,592
Net loss from discontinued operation	—	(5,232)
Net income (loss)	$2,082	$(4,207)
Net income from continuing operations per share - basic	$0.17	$0.08
Net income from continuing operations per share - diluted	$0.17	$0.08
Net loss from discontinued operation per share - basic	$—	$(0.42)
Net loss from discontinued operation per share - diluted	$—	$(0.42)
Net income (loss) per share - basic	$0.17	$(0.34)
Net income (loss) per share - diluted	$0.17	$(0.34)
Average shares outstanding, basic	12,305	12,409
Average shares outstanding, diluted	12,369	12,420

	NINE MONTHS ENDED
	January 31	February 2,
	2021	2020
Net sales	$220,656	$208,787
Cost of sales	(182,621)	(171,329)
Gross profit from continuing operations	38,035	37,458
Selling, general and administrative expenses	(27,597)	(27,097)
Restructuring credit	—	70
Income from continuing operations	10,438	10,431
Interest expense	(51)	(21)
Interest income	208	776
Other expense	(2,057)	(476)
Income before income taxes from continuing operations	8,538	10,710
Income tax expense	(6,836)	(5,590)
Income (loss) from investment in unconsolidated joint venture	31	(59)
Net income from continuing operations	1,733	5,061
Loss before income taxes from discontinued operation	—	(8,886)
Income tax benefit	—	2,984
Net loss from discontinued operation	—	(5,902)
Net income (loss)	$1,733	$(841)
Net income from continuing operations per share - basic	$0.14	$0.41
Net income from continuing operations per share - diluted	$0.14	$0.41
Net loss from discontinued operation per share - basic	$—	$(0.48)
Net loss from discontinued operation per share - diluted	$—	$(0.48)
Net income (loss) per share - basic	$0.14	$(0.07)
Net income (loss) per share - diluted	$0.14	$(0.07)
Average shares outstanding, basic	12,297	12,405
Average shares outstanding, diluted	12,299	12,421

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	January 31,	February 2,
	2021	2020
Net income (loss)	$2,082	$(4,207)

Unrealized holding gains on investments, net of tax	91	49
Comprehensive income (loss)	$2,173	$(4,158)
Plus: Comprehensive loss attributable to noncontrolling interest associated with discontinued operation	—	4,149
Comprehensive income (loss) attributable to Culp, Inc. common shareholders	$2,173	$(9)

	NINE MONTHS ENDED
	January 31,	February 2,
	2021	2020
Net income (loss)	$1,733	$(841)

Unrealized holding gains on investments, net of tax	121	64
Reclassification adjustment for realized loss on investments	6	—
Comprehensive income (loss)	$1,860	$(777)
Plus: Comprehensive loss attributable to noncontrolling interest associated with discontinued operation	—	4,421
Comprehensive income attributable to Culp, Inc. common shareholders	$1,860	$3,644

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2021, FEBRURAY 2, 2020, AND MAY 3, 2020

UNAUDITED

(Amounts in Thousands)

	January 31,	February 2,	* May 3,
	2021	2020	2020
Current assets:
Cash and cash equivalents	$35,987	21,640	69,790
Short-term investments - held-to-maturity	9,785	3,171	4,271
Short-term investments - available for sale	5,548	7,580	923
Accounts receivable	36,397	25,848	25,093
Inventories	57,794	54,009	47,907
Current income taxes receivable	—	776	1,585
Current assets - discontinued operation	—	4,738	—
Other current assets	3,116	3,112	2,116
Total current assets	148,627	120,874	151,685
Property, plant and equipment, net	42,385	44,652	43,147
Goodwill	—	13,569	—
Intangible assets	3,098	3,617	3,380
Long-term investments - rabbi trust	8,232	7,804	7,834
Long-term investments - held-to-maturity	512	2,224	2,076
Right of use assets	6,206	4,574	3,903
Noncurrent income taxes receivable	—	733	—
Deferred income taxes	640	920	793
Investment in unconsolidated joint venture	1,723	1,668	1,602
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - discontinued operation	—	9,241	—
Other assets	555	464	664
Total assets	$211,978	212,140	215,084
Current liabilities:
Line of credit - China operations	$—	—	1,015
Paycheck Protection Program Loan	—	—	7,606
Accounts payable - trade	44,946	20,422	23,002
Accounts payable - capital expenditures	240	175	107
Operating lease liability - current	2,273	2,033	1,805
Deferred revenue	228	398	502
Accrued expenses	13,574	7,257	5,687
Current liabilities - Discontinued operation	—	2,094	—
Income taxes payable - current	1,129	455	395
Total current liabilities	62,390	32,834	40,119
Line of credit - U.S. operations	—	—	29,750
Accrued expenses - long-term	—	233	167
Operating lease liability - long-term	4,179	2,384	2,016
Income taxes payable - long-term	3,325	3,442	3,796
Deferred income taxes	5,543	2,013	1,818
Deferred compensation	8,179	7,637	7,720
Noncurrent liabilities - discontinued operation	—	3,501	—
Total liabilities	83,616	52,044	85,386
Commitments and Contingencies (Notes 11, 18 and 19)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,308,357 at January 31, 2021; 12,361,180 at February 2, 2020; and 12,284,946 at May 3, 2020	615	618	615
Capital contributed in excess of par value	43,323	43,748	42,582
Accumulated earnings	84,307	115,373	86,511
Accumulated other comprehensive income (loss)	117	104	(10)
Total shareholders' equity attributable to Culp, Inc.	128,362	159,843	129,698
Noncontrolling interest - discontinued operation	-	253	—
Total equity	128,362	160,096	129,698
Total liabilities and shareholders' equity	$211,978	212,140	215,084

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	January 31,	February 2,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,733	(841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,203	5,880
Amortization	350	530
Stock-based compensation	766	831
Asset impairments	—	13,639
Reversal of contingent consideration associated with discontinued operation	—	(6,081)
Deferred income taxes	3,878	(1,626)
Gain on disposal of equipment	—	(275)
Realized loss on short-term investments available for sale	6	—
(Income) loss from investment in unconsolidated joint venture	(31)	59
Foreign currency exchange loss (gain)	1,554	(15)
Changes in assets and liabilities:
Accounts receivable	(10,951)	(2,885)
Inventories	(9,067)	(7,016)
Other current assets	(709)	(527)
Other assets	(57)	159
Accounts payable – trade	19,615	(2,475)
Deferred revenue	(274)	(1)
Accrued expenses and deferred compensation	7,920	542
Accrued restructuring costs	—	(124)
Income taxes	1,715	(293)
Net cash provided by (used in) operating activities	21,651	(519)
Cash flows from investing activities:
Capital expenditures	(4,320)	(4,072)
Proceeds from the sale of equipment	12	672
Investment in unconsolidated joint venture	(90)	—
Proceeds from the maturity of short-term investments (Held to Maturity)	3,450	5,000
Purchase of short-term and long-term investments (Held to Maturity)	(7,440)	(5,397)
Purchase of short-term investments (Available for Sale)	(5,036)	(7,532)
Proceeds from the sale of short-term investments (Available for Sale)	455	—
Proceeds from the sale of long-term investments (rabbi trust)	117	—
Purchase of long-term investments (rabbi trust)	(438)	(707)
Net cash used in investing activities	(13,290)	(12,036)
Cash flows from financing activities:
Payments associated with lines of credit	(30,772)	—
Payments associated with Paycheck Protection Program Loan	(7,606)	—
Dividends paid	(3,937)	(3,786)
Common stock repurchased	—	(728)
Cash paid for acquisition of business	—	(1,532)
Proceeds from subordinated loan payable associated with the noncontrolling interest of discontinued operation	—	250
Capital contribution from noncontrolling interest associated with discontinued operation	—	360
Common stock surrendered for withholding taxes payable	(25)	(51)
Payments of debt issuance costs	(15)	—
Net cash used in financing activities	(42,355)	(5,487)
Effect of exchange rate changes on cash and cash equivalents	191	(94)
Decrease in cash and cash equivalents	(33,803)	(18,136)
Cash and cash equivalents at beginning of period	69,790	40,008
Cash and cash equivalents at end of period (1)	$35,987	21,872

See accompanying notes to consolidated financial statements.

(1)

As of February 2, 2020, cash and cash equivalents totaled $21.9 million, of which $21.6 million and $232,000 were classified as (i) cash and cash equivalents and (ii) within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTH PERIOD ENDED JANUARY 31, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020 *	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
Net loss	—	—	—	(2,733)	—	(2,733)
Stock-based compensation	—	—	126	—	—	126
Unrealized gain on investments	—	—	—	—	69	69
Fully vested common stock award	7,000	—	—	—	—	—
Dividends paid	—	—	—	(1,291)	—	(1,291)
Balance, August 2, 2020	12,291,946	$615	$42,708	$82,487	$59	$125,869
Net income	—	—	—	2,384	—	2,384
Stock-based compensation	—	—	348	—	—	348
Unrealized loss on investments	—	—	—	—	(33)	(33)
Fully vested common stock award	5,193	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	8,019	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,135)	—	(25)	—	—	(25)
Dividends paid	—	—	—	(1,292)	—	(1,292)
Balance, November 1, 2020	12,303,023	$615	$43,031	$83,579	$26	$127,251
Net income	—	—	—	2,082	—	2,082
Stock-based compensation	—	—	292	—	—	292
Unrealized gain on investments	—	—	—	—	91	91
Fully vested common stock award	4,562	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	824	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(52)	—	—	—	—	—
Dividends paid	—	—	—	(1,354)	—	(1,354)
Balance, January 31, 2021	12,308,357	$615	$43,323	$84,307	$117	$128,362

*	Derived from audited financial statements.

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

The company’s nine-months ended January 31, 2021, and February 2, 2020, represent 39-week and 40-week periods, respectively.

2. Significant Accounting Policies

As of January 31, 2021, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2020.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses (“CECL”)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result, we adopted the provisions of Topic 326 on May 4, 2020 and applied this guidance through the third quarter of fiscal 2021. The adoption of Topic 326 did not have an impact on our financial position, results of operations, or cash flows. See Notes 4 and 12 of our consolidated financial statements for further details of the adoption of CECL as of May 4, 2020 and our assessments and conclusions as of January 31, 2021.

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

Overview

On March 31, 2020, we sold our entire ownership interest in eLuxury, LLC (“eLuxury”) to eLuxury’s noncontrolling interest holder in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into supply and royalty arrangements designed to preserve an additional sales channel for our core products. Also, this sale, which was part of our comprehensive response to the challenging business conditions arising from the COVID-19 global pandemic, has allowed us to focus on our core businesses of upholstery and mattress fabrics and has been a factor in the increase of our liquidity during fiscal 2021.

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

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operation” on our Consolidated Statement of Net Income (Loss) for the three-month and nine-month periods ending February 2, 2020. Additionally, assets and liabilities associated with our home accessories segment as of February 2, 2020, were reclassified from certain amounts reported in the prior period to present separately in captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, “current liabilities - discontinued operation”, and “noncurrent liabilities – discontinued operation” to conform to current year financial statement presentation.

Consolidated Balance Sheet

The following is a summary of the assets and liabilities of the disposal group that are presented separately as a discontinued operation on the Consolidated Balance Sheet as of February 2, 2020.

February 2,
(dollars in thousands)	2020
ASSETS
current assets:
cash and cash equivalents	$232
accounts receivable	766
inventories	3,566
other current assets	174
total current assets - discontinued operation	4,738
property, plant, and equipment	1,728
goodwill	2,442
intangible asset	4,121
right of use asset	950
total noncurrent assets - discontinued operation	9,241
total assets	$13,979
LIABILITIES AND NET ASSETS
current liabilities:
accounts payable	$1,415
operating lease liability - current	194
accrued expenses	485
total current liabilities - discontinued operation	2,094
loan payable - Culp Inc.	1,800
subordinated loan payable - noncontrolling interest	925
operating lease liability - long-term	776
total noncurrent liabilities - discontinued operation	3,501
total liabilities	5,595
total net assets of discontinued operation	$8,384

Net Loss from Discontinued Operation

The following is a summary of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are presented in the Consolidated Statements of Net Income (Loss) for the three-month and nine-month periods ending February 2, 2020:

Three Months Ended
February 2,
(dollars in thousands)	2020
net sales	$3,906
cost of sales	(3,042)
gross profit	864
selling, general and administrative expenses	(1,121)
asset impairments (1)	(13,639)
reversal of contingent consideration (2)	6,081
interest expense (3)	(24)
other income	15
loss before income taxes from discontinued operation	(7,824)
income tax benefit	2,592
net loss from discontinued operation	$(5,232)

Nine Months Ended
February 2,
(dollars in thousands)	2020
net sales	$11,484
cost of sales	(9,090)
gross profit	2,394
selling, general and administrative expenses	(3,686)
asset impairments (1)	(13,639)
reversal of contingent consideration (2)	6,081
interest expense (3)	(71)
other income	35
loss before income taxes from discontinued operation	(8,886)
income tax benefit	2,984
net loss from discontinued operation	$(5,902)

(1)

During the three-month and nine-month periods ended February 2, 2020, we recorded asset impairment charges totaling $13.6 million, of which $11.2 million and $2.4 million pertained to goodwill and tradename, respectively. See Notes 7, 8, and 12 of the consolidated financial statements for further details of our assessments that resulted in the impairment of the goodwill and tradename associated with this discontinued operation.

(2)	See separate section below titled “Contingent Consideration” for further details.

(3)

Interest expense is directly attributable to our discontinued operation as it pertains to loans payable assumed by the buyer (the former noncontrolling interest holder) or required to be paid to Culp Inc. based on the terms of the sale agreement.

The following is a summary of net income from continuing operations, net loss from discontinued operation, and net income (loss) attributable to Culp, Inc. common shareholders and the noncontrolling interest associated with our discontinued operation for the three-month and nine-month periods ending January 31, 2021, and February 2, 2020:

	Three Months Ended
	January 31,	February 2,
(dollars in thousands)	2021	2020
net income from continuing operations	$2,082	$1,025
net loss from continuing operations attributable to noncontrolling interest	—	—
net income from continuing operations attributable to Culp, Inc. common shareholders	$2,082	$1,025
net loss from discontinued operation	$—	$(5,232)
net loss from discontinued operation attributable to noncontrolling interest	—	4,149
net loss from discontinued operation attributable to Culp, Inc. common shareholders	$—	$(1,083)
net income (loss)	$2,082	$(4,207)
net loss from noncontrolling interest associated with a discontinued operation	—	4,149
net income (loss) attributable to Culp, Inc. common shareholders	$2,082	$(58)

	Nine Months Ended
	January 31,	February 2,
(dollars in thousands)	2021	2020
net income from continuing operations	$1,733	$5,061
net loss from continuing operations attributable to noncontrolling interest	—	—
net income from continuing operations attributable to Culp, Inc. common shareholders	$1,733	$5,061
net loss from discontinued operation	$—	$(5,902)
net loss from discontinued operation attributable to noncontrolling interest	—	4,421
net loss from discontinued operation attributable to Culp, Inc. common shareholders	$—	$(1,481)
net income (loss)	$1,733	$(841)
net loss from noncontrolling interest associated with a discontinued operation	—	4,421
net income attributable to Culp, Inc. common shareholders	$1,733	$3,580

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $2.1 million during the nine-months ending February 2, 2020. Our discontinued operation had net cash used in investing activities totaling $104,000 during the nine-months ending February 2, 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp, Inc. and the former noncontrolling interest holder of eLuxury, totaling $2.4 million during the nine-months ending February 2, 2020. We believe our liquidity has improved during fiscal 2021 in the absence of our former home accessories segment due to the significant losses that were incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

Contingent Consideration

Effective June 22, 2018, we entered into an Equity Purchase Agreement (the “Equity Agreement”), pursuant to which we acquired an 80% ownership interest in eLuxury. The Equity Agreement contained a contingent consideration arrangement that required us to pay the former non-controlling interest holder of eLuxury an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million.

We were required to assess the fair value of this earn-out obligation each quarterly reporting period. Based on management’s assessment as of the end of our third quarter of fiscal 2020, we determined it was necessary to adjust forecasted EBITDA as it related to this earn-out obligation. This determination was based on the future outlook of our former home accessories segment and its slower than expected business environment, as well as updated assumptions on economic conditions in the e-commerce space, combined with the upcoming timeframe for determining the amount associated with this contingent consideration arrangement. As a result of these factors, we recorded a reversal of $6.1 million for the full amount of the earn-out obligation at the end of our third quarter of fiscal 2020. In connection with the subsequent sale agreement of our entire ownership interest in eLuxury, this contingent consideration arrangement was nullified on March 31, 2020. Since this earn-out obligation was solely based on the financial performance of our home accessories segment and the contingent consideration was nullified as a result of the disposal, the reversal of this earn-out obligation is directly attributed to our discontinued operation.

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

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations in our Consolidated Statement of Net Income (Loss) for the three-month and nine-month periods ending February 2, 2020. Therefore, we reported both net sales and cost of sales from continuing operations totaling $426,000 and $807,000 during the three-month and nine-month periods ending February 2, 2020, respectively, that were previously eliminated in consolidation.

During the three-month and nine-month periods ending January 31, 2021, shipments to eLuxury under the supply agreement totaled $40,000 and $325,000, respectively. During the three-month and nine-month periods ending January 31, 2021, we received payments pursuant to the royalty agreement totaling $38,000 and $118,000, respectively.

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

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$472	$393
Provision for bad debts	163	(16)
Net write-offs, net of recoveries	—	—
Ending balance	$635	$377

During the nine-month period ended January 31, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; (iv) historical loss experience; and (v) the ongoing economic uncertainty associated with the COVID-19 global pandemic. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $635,000 as of January 31, 2021.

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

Prior to its disposal, our former home accessories segment reported net sales totaling $3.9 million and $11.5 million for the three-month and nine-month periods ended February 2, 2020, respectively.  Revenue associated with the sales of home accessories products was recognized at the point-in-time when control was transferred to the customer.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  For a limited time, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as the limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of January 31, 2021, February 2, 2020, and May 3, 2020.

A summary of the activity associated with deferred revenue for the nine-month periods ended January 31, 2021, and February 2, 2020, follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$502	$399
Revenue recognized on contract liabilities	(1,893)	(1,917)
Payments received for services not yet rendered	1,619	1,916
Ending balance	$228	$398

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$38,600	$38,762	$77,362
Services transferred over time	—	1,979	1,979
Total Net Sales	$38,600	$40,741	$79,341

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$114,733	$99,489	$214,222
Services transferred over time	—	6,434	6,434
Total Net Sales	$114,733	$105,923	$220,656

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending February 2, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$33,531	$32,044	$65,575
Services transferred over time	—	2,943	2,943
Total Net Sales	$33,531	$34,987	$68,518

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending February 2, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$108,057	$92,835	$200,892
Services transferred over time	—	7,895	7,895
Total Net Sales	$108,057	$100,730	$208,787

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 31, 2021	February 2, 2020		May 3, 2020
Raw materials	$7,942	$7,607		$7,823
Work-in-process	2,701	2,537		1,958
Finished goods	47,151	47,431		38,126
	$57,794	$57,575	(1)	$47,907

(1)

As of February 2, 2020, inventory totaled $57.6 million, of which $54.0 million and $3.6 million were classified as (i) inventory and (ii) within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 31, 2021	February 2, 2020		May 3, 2020
Tradename	$540	$4,804		$540
Customer relationships, net	2,012	2,313		2,238
Non-compete agreement, net	546	621		602
	$3,098	$7,738	(1)	$3,380

(1)

As of February 2, 2020, intangible assets totaled $7.7 million, of which $3.6 million and $4.1 million were classified as (i) intangible assets and (ii) within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Tradenames

A summary of the change in the carrying amount of our tradenames follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$540	$7,232
Asset impairment charge - discontinued operation	—	(2,428)
Ending balance	$540	$4,804

Our tradename totaling $540,000 as of January 31, 2021, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of January 31, 2021, no indicators of impairment existed and therefore, no asset impairment charges associated with our tradename were recorded through the third quarter of fiscal 2021.

Asset Impairments - Discontinued Operation

Third Quarter Fiscal 2020

As of February 2, 2020, we believed indicators of impairment existed that pertained to the future outlook of our former home accessories reporting unit and its slower than expected business improvement, as well as economic conditions that existed within the e-commerce bedding space. Since we determined it was more-likely-than-not that the fair value of the tradename associated with our former home accessories reporting unit was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of the tradename associated with of our former home accessories reporting unit utilizing a relief from royalty method and comparing the respective fair value with its respective carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $2.4 million that is presented within the caption titled “loss before income taxes discontinued operation” in the consolidated statements of net income (loss) for the three-month and nine-month periods ended February 2, 2020.

Fourth Quarter Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional impairment charge of $4.2 million based on the expected selling price of our entire ownership in eLuxury compared with its carrying amount. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership in eLuxury to its former noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury. The $4.2 million asset impairment charge recorded during the fourth quarter of fiscal 2020 was presented within the discontinued operation section of our fiscal 2020 consolidated statement of net loss reported in our fiscal 2020 Form 10-K.

Asset Impairments – Continuing Operations

Fourth Quarter Fiscal 2020

As of May 3, 2020, we performed our annual assessment for impairment of Read’s tradename and believed indicators of impairment existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. As a result, we determined it was more-likely-than-not that the fair value of Read’s tradename was less than its carrying amount, and in turn, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of Read’s tradename utilizing the relief from royalty method and comparing the respective fair value of Read’s tradename with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge of $143,000 in the asset impairments financial statement line item in the fiscal 2020 consolidated statement of net loss reported in our fiscal 2020 Form 10-K.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$2,238	$2,538
Amortization expense	(226)	(225)
Ending balance	$2,012	$2,313

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively. Accumulated amortization for these customer relationships was $1.1 million, $802,000, and $877,000 as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2021 - $76,000; FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; and thereafter - $732,000.

The weighted average amortization period for our customer relationships is 6.9 years as of January 31, 2021.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$602	$678
Amortization expense	(56)	(57)
Ending balance	$546	$621

Our non-compete agreement is amortized on a straight-line basis over the fifteen year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively. Accumulated amortization for our non-compete agreement was $1.5 million as of January 31, 2021, $1.4 million as of February 2, 2020, and $1.4 million as of May 3, 2020.

The remaining amortization expense for the next five years and thereafter follows: FY 2021 - $18,000; FY 2022 - $76,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000, and thereafter - $224,000.

The weighted average amortization period for the non-compete agreement is 7.3 years as of January 31, 2021.

8. Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Beginning balance	$—	$27,222
Loss on impairment - discontinued operation	—	(11,211)
Ending balance (1)	$—	$16,011

(1)

As of February 2, 2020, goodwill totaled $16.0 million, of which $13.6 million and $2.4 million were classified as (i) goodwill and (ii) within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

(2)	As a result of asset impairments incurred during the fourth quarter of fiscal 2020 and described below, we did not have goodwill as of January 31, 2021 and May 3, 2020, respectively.

Asset Impairments - Discontinued Operation

Third Quarter Fiscal 2020

As of February 2, 2020, we believed indicators of impairment existed that pertained to the future outlook of our former home accessories reporting unit and its slower than expected business improvement, as well as economic conditions that existed within the e-commerce bedding space. Since we determined it was more-likely-than-not that the fair value of our former home accessories reporting unit was less than its carrying amount, we performed a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of our former home accessories reporting unit utilizing a discounted cash flows method and comparing the respective fair value of our former home accessories reporting unit with the respective carrying amount, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge totaling $11.2 million that is presented within in the caption titled “loss before income taxes discontinued operation” in the Consolidated Statements of Net Income (Loss) for the three-month and nine-month periods ended February 2, 2020.

Fourth Quarter Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional impairment charge of $2.4 million based on the expected selling price of our entire ownership in eLuxury compared with its carrying amount, including goodwill. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership in eLuxury to its former noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury. The $2.4 million asset impairment charge recorded during the fourth quarter of fiscal 2020 was presented within the discontinued operation section of our fiscal 2020 consolidated statement of net loss reported in our fiscal 2020 Form 10-K.

Asset Impairments – Continuing Operations

Fourth Quarter Fiscal 2020

As of May 3, 2020, we performed our annual assessment for goodwill impairment and believed indicators of impairment existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. As a result, we determined it was more-likely-than-not that the fair value for both our mattress fabrics and Read reporting units were less than their carrying amounts and in turn, we conducted a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of each of our mattress fabrics and Read reporting units utilizing a discounted cash flows method and comparing the respective fair value of our mattress fabrics and Read reporting units with their respective carrying amounts, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge of $13.6 million in the asset impairments financial statement line item in the fiscal 2020 consolidated statement of net loss reported in our fiscal 2020 Form 10-K.

9. Investment in Unconsolidated Joint Venture

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owned fifty percent of Class International Holdings, Ltd. (“CIH”). CIH produces cut and sewn mattress covers in an 80,000 square foot facility located in a modern industrial park on the northeastern border of Haiti, which borders the Dominican Republic. CIH complements our mattress fabric operations with a reactive platform that enhances our ability to meet customer demand while adding a lower cost operation to our platform.

On December 20, 2019, CIH entered into an agreement to construct an additional plant facility totaling 40,000 square feet, which was completed during September 2020. This new plant facility is near our existing operations and provides additional capacity that enhances our ability to produce sewn covers. This agreement required payments totaling $1.2 million, of which $600,000 was paid in February 2020, $180,000 was paid in May 2020, and $420,000 was paid in September 2020.

CIH reported net income totaling $62,000 for the nine-month period ending January 31, 2021, and a net loss of $120,000 for the nine-month period ending February 2, 2020. Our equity interest in CIH’s net income was $31,000 for the nine-month period ending January 31, 2021. Our equity interest in CIH’s net loss was $59,000 for the nine-month period ending February 2, 2020.

The following table summarizes information on assets, liabilities, and members’ equity of our equity method investment in CIH:

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Total assets	$3,652	$3,502	$3,338
Total liabilities	$205	$167	$133
Total members’ equity	$3,447	$3,335	$3,205

As of January 31, 2021, February 2, 2020, and May 3, 2020, our investment in CIH totaled $1.7 million, $1.7 million, and $1.6 million, respectively, which represents the company’s fifty percent ownership interest in CIH.

Ownership Interest Change

Effective February 1, 2021, Culp International entered into a Share Purchase Agreement in which Culp International acquired the remaining fifty percent ownership interest in CIH. The purchase price for the remaining fifty percent interest in CIH was $948,000, subject to certain working capital adjustments as defined in the Share Purchase Agreement. Pursuant to this transaction, Culp International is now the sole owner with full control over this Haiti operation. We believe having sole ownership of this operation increases our flexibility and enhances our capacity to meet the growing customer demand for cut and sewn mattress covers. Additionally, CIH entered into a supply agreement with its former joint venture partner to provide cut and sewn mattress covers pursuant to terms under this agreement.

10. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Compensation, commissions and related benefits	$8,363	$4,230	$3,038
Interest	—	2	9
Other accrued expenses	5,211	3,743	2,807
	$13,574	$7,975	$5,854

As of January 31, 2021, our entire accrued expenses totaling $13.6 million were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. As of February 2, 2020, we had accrued expenses totaling $8.0 million, of which $7.3 million, $233,000, and $485,000 were classified as (i) current accrued expenses, (ii) long-term accrued expenses, and (iii) within current liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets. As of May 3,

2020, we had accrued expenses totaling $5.9 million, of which $5.7 million and $167,000 were classified as (i) current accrued expenses and (ii) long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11. Lines of Credit and Paycheck Protection Program Loan

Revolving Credit Agreement – United States

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.72%, 3.11%, and 1.75% as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands).

As a result of the COVID-19 global pandemic and the uncertainty relating to the unknown duration and overall effect on the company, we proactively took a precautionary measure and borrowed the maximum amount available from this line of credit during the fourth quarter of fiscal 2020. Consequently, we had outstanding borrowings of $29.8 million under the Credit Agreement as of May 3, 2020. During June 2020, we repaid the entire $29.8 million outstanding balance and there were no additional borrowings made during the nine-month period of fiscal 2021. As a result, there were no borrowings outstanding under the Credit Agreement as of January 31, 2021. Additionally, there were no borrowings outstanding under the Credit Agreement as of February 2, 2020.

As of January 31, 2021, February 2, 2020, and May 3, 2020, there were $275,000, $250,000, and $250,000, respectively, in outstanding letters of credit provided by the Credit Agreement.  As of January 31, 2021, we had $725,000 remaining for the issuance of additional letters of credit.

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

Specifically, the Seventh Amendment provides that during the Modification Period, the company’s ratio of debt to EBITDA shall be determined by excluding the fourth quarter of fiscal 2020 from the calculation thereof, such that the ratio shall be determined using the four most recent quarterly periods other than (i.e. excluding) the fourth quarter of fiscal 2020, rather than calculating on a rolling four-quarter basis. It further provides that during the Modification Period, the Applicable Margin (as defined in the Credit Agreement) set forth the pricing matrix is increased to 1.6% for price level I, 2.05% for price level II, 2.5% for price level III, and 3.0% for price level IV.

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

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.2 million USD as of January 31, 2021). This agreement has an interest rate determined by the Chinese government at the time of borrowing and was set to expire on December 4, 2020. As of May 3, 2020, there were outstanding borrowings under this agreement totaling $1.0 million at an applicable interest rate of 2.41%. During June 2020, we repaid the entire $1.0 million and there were no additional borrowings made during the nine-month period of fiscal 2021. As a result, there were no borrowings outstanding under this agreement as of January 31, 2021. Additionally, there were no borrowings outstanding under this agreement as of February 2, 2020.

On December 1, 2020, we renewed this agreement to extend the expiration date to December 1, 2021, and maintain our borrowing capacity of 40 million RMB..

Denominated in United States Dollar (“USD”)

We have an unsecured credit agreement denominated in USD with another bank located in China that provides for a line of credit up to $2 million USD. This agreement has an interest rate determined by the Chinese government at the time of borrowing and is set to expire on July 7, 2021. As of January 31, 2021, there were no borrowings outstanding under this agreement.

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

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 31, 2021, we were in compliance with these financial covenants.

12. Fair Value

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of January 31, 2021 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,771	N/A	N/A	$7,771
Inflation Protected Bond Funds	2,893	N/A	N/A	2,893
Short Term Bond Funds	2,655	N/A	N/A	2,655
Growth Allocation Fund	299	N/A	N/A	299
Moderate Allocation Fund	80	N/A	N/A	80
Other	82	N/A	N/A	82

	Fair value measurements as of February 2, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$6,334	N/A	N/A	$6,334
Short Term Bond Funds	4,743	N/A	N/A	4,743
Inflation Protected Bond Funds	2,837	N/A	N/A	2,837
Strategic Income Fund	1,001	N/A	N/A	1,001
Growth Allocation Funds	239	N/A	N/A	239
Moderate Allocation Fund	138	N/A	N/A	138
Other	92	N/A	N/A	92

	Fair value measurements as of May 3, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,496	N/A	N/A	$7,496
Short Term Bond Funds	923	N/A	N/A	923
Growth Allocation Funds	219	N/A	N/A	219
Moderate Allocation Fund	63	N/A	N/A	63
Other	56	N/A	N/A	56

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted primarily of short-term and inflation protected bond mutual funds and had an accumulated unrealized gain totaling $30,000, $48,000, and $9,000 as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively. Our short-term investments classified as available for sale were recorded at their fair values of $5.5 million, $7.6 million, and $923,000 as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively. As of January 31, 2021, February 2, 2020, and May 3, 2020, the fair value of our short-term investments approximated their cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with original maturities that range from 2 to 10 years, all of which have remaining maturities of less than 2 years as of January 31, 2021. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period, and were recorded at amortized cost.

As of January 31, 2021, February 2, 2020, and May 3, 2020, our held-to-maturity investments recorded at amortized cost and totaled $10.3 million, $5.4 million, and $6.3 million, respectively. The fair value of our held-to-maturity investments as of January 31, 2021, February 2, 2020, and May 3, 2020, totaled $10.3 million, $5.4 million, and $6.4 million, respectively.

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

As of January 31, 2021, we reported an accumulated unrealized gain of $30,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the nine-month period ending January 31, 2021.

Long-Term Investments - Rabbi Trust

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”), which enables its participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of a money market fund and various mutual funds that are classified as available for sale.

The long-term investments associated with our rabbi trust were recorded at their fair values of $8.2 million, $7.8 million, and $7.8 million as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $87,000 and $56,000, as of January 31, 2021 and February 2, 2020, respectively, and an accumulated unrealized loss $19,000 as of May 3, 2020. The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis – February 2, 2020

The following table presents information about assets and liabilities measured at fair value on a nonrecurring basis related to a discontinued operation as of February 2, 2020:

Fair value measurements as of February 2, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill (Notes 3 and 8)	N/A	N/A	$2,442	$2,442
Tradename (Notes 3 and 7)	N/A	N/A	4,121	4,121
Liabilities:
Contingent Consideration – Earn-Out Obligation (Note 3)	N/A	N/A	$—	$—

The goodwill was recorded at fair market value using the discounted cash flow method that used significant unobservable inputs and was classified as level 3. The tradename was recorded at fair market value using the relief from royalty method that used significant unobservable inputs and was classified as level 3. See Notes 7 and 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment tests.

Nonrecurring Basis – May 3, 2020

The following table presents information about assets measured at fair value on a nonrecurring basis related to continuing operations as of May 3, 2020:

Fair value measurements at May 3, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill (Note 8)	N/A	N/A	$—	$—
Tradename (Note 7)	N/A	N/A	540	540

Goodwill was recorded at fair market value using a discounted cash flow method that used significant unobservable inputs and was classified as level 3. See Note 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment test.

Tradename was recorded at fair market value using the relief from royalty method that used significant unobservable inputs and was classified as level 3. See Note 7 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment test.

The following table presents information about assets and liabilities measured at fair value on a nonrecurring basis related to a discontinued operation as of May 3, 2020:

Fair value measurements at May 3, 2020 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill (Notes 3 and 8)	N/A	N/A	N/A	N/A
Tradename (Notes 3 and 7)	N/A	N/A	N/A	N/A
Liabilities:
Contingent Consideration – Earn-Out Obligation (Note 3)	N/A	N/A	N/A	N/A

During the fourth quarter of fiscal 2020, goodwill and tradename were recorded at fair market value based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its former noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. We believe the selling price represents a significant observable input and was classified as level 2.

See Notes 7 and 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment tests.

13. Cash Flow Information

Interest and income taxes paid are as follows:

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Interest	$60	$48
Income taxes (1) (2)	1,192	4,500

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

(2)

During the nine-month period of fiscal 2021, income tax payments totaling $1.2 million represented income tax payments associated with our foreign jurisdictions of $1.7 million, a withholding tax payment of $798,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company, a U.S. federal transition tax payment of $227,000 as required by the TCJA, partially offset by AMT refunds totaling $1.5 million as referenced in note (1) above. During the nine-month period of fiscal 2020, income tax payments totaling $4.5 million represented income tax payments associated with our foreign jurisdictions totaling $3.7 million and a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company.

14. Net Income from Continuing Operations Per Share

Basic net income from continuing operations per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income from continuing operations per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net income from continuing operations per share are as follows:

	Three months ended
(amounts in thousands)	January 31, 2021	February 2, 2020
Weighted average common shares outstanding, basic	12,305	12,409
Dilutive effect of stock-based compensation	64	11
Weighted average common shares outstanding, diluted	12,369	12,420

During the third quarter of fiscal 2021, all unvested shares of common stock were included in the computation of diluted net income per share from continuing operations.

During the third quarter of fiscal 2020, 9,010 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive as a result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

	Nine months ended
(amounts in thousands)	January 31, 2021	February 2, 2020
Weighted average common shares outstanding, basic	12,297	12,405
Dilutive effect of stock-based compensation	2	16
Weighted average common shares outstanding, diluted	12,299	12,421

During the nine-month period of fiscal 2021, 9,136 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive as a result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

During the nine-month period of fiscal 2020, 5,854 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive as a result of the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our outstanding stock-based compensation awards.

15. Segment Information

Overall

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. Additionally, this segment includes Read, a wholly-owned subsidiary, which is a turn-key provider of window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, for the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. As disclosed in Note 3, a reconciliation is provided that has detailed balance sheet information as of February 2, 2020, that is reconciled to captions titled “current assets – discontinued operation”, “noncurrent assets – discontinued operation”, current liabilities – discontinued operation”, and “noncurrent liabilities – discontinued operation” presented in the Consolidated Balance Sheet as of February 2, 2020. Also, a reconciliation is provided that pertains to detailed income statement information disclosed in Note 3 and is reconciled to net loss from discontinued operation presented in the Consolidated Statements of Net Income (Loss) for the three-month and nine-month periods ending February 2, 2020.

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

Statements of operations for our current operating segments are as follows:

	Three months ended
	January 31, 2021	February 2, 2020
net sales by segment:
mattress fabrics	$38,600	$33,531
upholstery fabrics	40,741	34,987
net sales	$79,341	$68,518
gross profit from continuing operations by segment:
mattress fabrics	$6,458	$4,614
upholstery fabrics	7,414	6,906
gross profit from continuing operations	$13,872	$11,520
selling, general, and administrative expenses by segment:
mattress fabrics	$3,161	$2,836
upholstery fabrics	3,551	3,876
unallocated corporate expenses	3,123	2,119
selling, general, and administrative expenses	$9,835	$8,831
income (loss) from continuing operations by segment:
mattress fabrics	$3,297	$1,778
upholstery fabrics	3,863	3,030
unallocated corporate expenses	(3,123)	(2,119)
subtotal	4,037	2,689
restructuring credit	—	35
total income from continuing operations	4,037	2,724
interest income	90	258
other expense	(1,010)	(282)
income before income taxes from continuing operations	$3,117	$2,700

	Nine months ended
	January 31, 2021	February 2, 2020
net sales by segment:
mattress fabrics	$114,733	$108,057
upholstery fabrics	105,923	100,730
net sales	$220,656	$208,787
gross profit from continuing operations by segment:
mattress fabrics	$18,650	$16,553
upholstery fabrics	19,385	20,905
gross profit from continuing operations	$38,035	$37,458
selling, general, and administrative expenses by segment:
mattress fabrics	$9,125	$8,860
upholstery fabrics	10,122	11,528
unallocated corporate expenses	8,350	6,709
selling, general, and administrative expenses	$27,597	$27,097
income (loss) from continuing operations by segment:
mattress fabrics	$9,525	$7,692
upholstery fabrics	9,263	9,378
unallocated corporate expenses	(8,350)	(6,709)
subtotal	10,438	10,361
restructuring credit	—	70
total income from continuing operations	10,438	10,431
interest expense	(51)	(21)
interest income	208	776
other expense	(2,057)	(476)
income before income taxes from continuing operations	$8,538	$10,710

Balance sheet information for our current operating segments follows:

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Segment assets:
Mattress Fabrics
Accounts receivable	$17,722	$12,940	$12,212
Inventory	30,326	29,753	26,620
Property, plant and equipment (1)	39,550	42,368	40,682
Right of use assets (2)	1,077	426	362
Investment in unconsolidated joint venture	1,723	1,668	1,602
Total mattress fabrics assets	90,398	87,155	81,478
Upholstery Fabrics
Accounts receivable	18,675	12,908	12,881
Inventory	27,468	24,256	21,287
Property, plant and equipment (3)	1,953	1,675	1,633
Right of use assets (4)	3,519	2,143	1,633
Total upholstery fabrics assets	51,615	40,982	37,434
Total segment assets	142,013	128,137	118,912
Non-segment assets:
Cash and cash equivalents	35,987	21,640	69,790
Short-term investments - available for sale	5,548	7,580	923
Short-term investments - held-to-maturity	9,785	3,171	4,271
Current income taxes receivable	—	776	1,585
Current assets - discontinued operation	—	4,738	—
Other current assets	3,116	3,112	2,116
Deferred income taxes	640	920	793
Property, plant and equipment (5)	882	609	832
Right of use assets (6)	1,610	2,005	1,908
Goodwill	—	13,569	—
Intangible assets	3,098	3,617	3,380
Long-term investments - rabbi trust	8,232	7,804	7,834
Long-term investments - held-to-maturity	512	2,224	2,076
Noncurrent income taxes receivable	—	733	—
Other assets	555	464	664
Long-term note receivable affiliated with discontinued operation	—	1,800	—
Noncurrent assets - discontinued operation	—	9,241	—
Total assets	$211,978	$212,140	$215,084

	Nine months ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Capital expenditures (7):
Mattress Fabrics	$3,886	$3,416
Upholstery Fabrics	259	253
Unallocated Corporate	308	398
Discontinued Operation	—	104
Total capital expenditures	$4,453	$4,171
Depreciation expense:
Mattress Fabrics	$4,579	$5,017
Upholstery Fabrics	624	577
Discontinued Operation	—	286
Total depreciation expense	$5,203	$5,880
(1)

The $39.6 million as of January 31, 2021, represents property, plant, and equipment of $27.3 million and $12.3 million located in the U.S. and Canada, respectively. The $42.4 million as of February 2, 2020, represents property, plant, and equipment of $28.7 million and $13.7 million located in the U.S. and Canada, respectively.   The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

(2)

The $1.1 million as of January 31, 2021, represents right of use assets of $632,000 and $445,000 located in the U.S. and Canada, respectively.  The $426,000 as of February 2, 2020, and the $362,000 as of May 3, 2020, represents right of use assets located in the U.S.

(3)

The $2.0 million as of January 31, 2021, represents property, plant, and equipment of $1.1 million and $881,000 located in the U.S. and China, respectively. The $1.7 million as of February 2, 2020, represents property, plant, and equipment of $1.2 million and $469,000 located in the U.S. and China, respectively.   The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

(4)

The $3.5 million as of January 31, 2021, represents right of use assets of $2.4 million and $1.1 million located in China and the U.S., respectively.  The $2.1 million as of February 2, 2020, represents right of use assets of $1.1 million and $1.0 million located in China and the U.S., respectively.  The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

(5)

The $882,000, $609,000 and $832,000 as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $1.6 million, $2.0 million, and $1.9 million as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively, represent right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

16. Income Taxes

Income Tax Expense

Total income tax expense (benefit) for the nine-month periods ending January 31, 2021, and February 2, 2020, were allocated as follows:

	January 31,	February 2,
(dollars in thousands)	2021	2020
Income from continuing operations	$6,836	$5,590
Loss from discontinued operations	—	(2,984)
Total income tax expense	$6,836	$2,606

Effective Income Tax Rate

We recorded income tax expense of $6.8 million, or 80.1% of income before income taxes from continuing operations, for the nine-month period ending January 31, 2021, compared with income tax expense of $5.6 million, or 52.2% of income before income taxes from continuing operations, for the nine-month period ending February 2, 2020.

Our effective income tax rates associated with our continuing operations for the nine-month periods ended January 31, 2021, and February 2, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the nine-months ending January 31, 2021, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule required the taxable loss associated with our U.S. operations to be excluded from the annual estimated effective income tax rate calculation as it was determined that no tax benefit could be recognized resulting from the full valuation allowance against our U.S. income tax loss carryforward that is expected to originate during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the nine-month periods ending January 31, 2021 and February 2, 2020:

	January 31,	February 2,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	89.9	—
U.S. income tax law change	(41.3)	—
Global Intangible Low Taxed Income Tax ("GILTI")	—	14.2
Withholding taxes associated with foreign jurisdictions	7.5	7.8
Foreign income tax rate differential	8.9	5.2
Tax effects of foreign exchange rate (losses) gains	(6.7)	1.0
Other	0.8	3.0
	80.1%	52.2%

U.S. Tax Law Change

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the TCJA. Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2019 ($2.1million) and fiscal 2020 ($1.9 million). With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and the nine-month year-to-date period of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and the nine-month year-to-date period of fiscal 2021.

Additionally, we recorded a $714,000 income tax charge to provide for a full valuation allowance against a U.S. income tax loss carryforward that originated during the nine-month period of fiscal 2021.

Based on our assessments as of January 31, 2021, February 2, 2020, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
U.S. federal and state net deferred income tax assets	$8,544	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,825	711	3,148

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. As of January 31, 2021, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment has been consistent with prior reporting periods. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely, and as a result we recorded a deferred income tax liability associated with undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for withholding taxes that are incurred by our foreign subsidiaries. As a result, as of January 31, 2021, February 2, 2020, and May 3, 2020, we recorded a deferred income tax liability of $3.3 million, $3.4 million, and $3.4 million, respectively, for withholding taxes associated with undistributed earnings and profits from our foreign subsidiaries.

Uncertain Income Tax Positions

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period during which the more-likely-than-not recognition threshold is met by the end of a reporting period, or is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefits will be recorded at that time.

As of January 31, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. As of February 2, 2020, we had a $914,000 total gross unrecognized income tax benefit of which the entire amount was recorded to income taxes payable-long-term in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had a $1.3 million total gross income tax benefit of which the entire amount was recorded to income taxes payable-long term in the accompanying Consolidated Balance Sheets.

As of January 31, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million would favorably affect the income tax rate in future periods. As of February 2, 2020, the entire $914,000 total gross unrecognized income tax benefit would have favorably affected the income tax rate in future periods. As of May 3, 2020, the entire $1.3 million total gross unrecognized income would have favorably affected the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.4 million relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

17. Stock-Based Compensation

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

As of January 31, 2021, there were 544,166 shares available for future equity-based grants under the 2015 Plan.

Performance-Based Restricted Stock Units

Senior Executives

We grant performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Compensation cost for share-based awards is measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

There were no performance-based restricted stock units granted to senior executives during the nine-months ended January 31, 2021.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted units granted to senior executives on July 18, 2019, and August 2, 2018:

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

There were no performance-based restricted stock units granted to our key employees or any non-employees during the nine-months ended January 31, 2021.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that are unvested as of January 31, 2021:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 18, 2019 (1)	93,653	2,217	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	1,914	$18.49	(7)	3 years
August 2, 2018 (1)	86,599	3,871	$18.51	(6)	3 years
August 2, 2018 (2)	47,800	2,318	$24.35	(7)	3 years

(1)	Performance-based restricted stock units awarded to senior executives.

(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met as of the end of the vesting period, and in turn the number of shares that are expected to be awarded at the end vesting period. These amounts represent the number of shares that were expected to vest as of January 31, 2021.

(5)

Price per share represents the fair market value per share ($1.03 per $1, or an increase of $0.55 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($18.49) for the performance-based component of the performance-based restricted stock units granted to senior executives on July 18, 2019.

(6)

Price per share represents the fair market value per share ($0.76 per $1, or a reduction of $5.84 to the closing price of the common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based component of the performance-based restricted stock units granted to senior executives on August 2, 2018.

(7)	Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during the nine-month periods ending January 31, 2021, and February 2, 2020:

	Performance-Based		(4)
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (1)	3,710	$37	$9.96
Fiscal 2020 (1)	11,351	$197	$17.36
Fiscal 2020 (2)	4,961	$86	$17.36

(1)	Senior executives and key employees.
(2)	Non-employee.
(3)	Dollar amounts are in thousands.
(4)	Price per share is derived from the closing price of our common stock on the date the respective performance-based restricted stock units vested.

We recorded compensation expense of $127,000 and $467,000 within selling, general, and administrative expenses for the nine-month periods ending January 31, 2021, and February 2, 2020, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost would not be recorded, and any previously recognized compensation cost would be reversed.

As of January 31, 2021, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $66,000, which is expected to be recognized over a weighted average vesting period of 1.2 years. As of January 31, 2021, the performance-based restricted stock units that were expected to vest had a fair value totaling $159,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that are unvested as of January 31, 2021:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $429,000 and $154,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ending January 31, 2021, and February 2, 2020, respectively.

As of January 31, 2021, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.6 million, which is expected to be recognized over a weighted average vesting period of 2.3 years. As of January 31, 2021, the time-based restricted stock units that are expected to vest had a fair value totaling $2.7 million.

Common Stock Award

We granted a total of 4,563, 5,193, and 7,000 shares of common stock to our outside directors on January 4, 2021, October 1, 2020, and July 1, 2020, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $15.34, $13.48, and $10.00 per share on January 4, 2021, October 1, 2020, and July 1, 2020, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $210,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for each of the nine-month periods ending January 31, 2021, and February 2, 2020.

18. Leases

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

Our operating leases have remaining lease terms of one to four years, with renewal options for additional periods ranging up to ten years. A lease term may include renewal options if it is reasonably certain that the option to renew a lease period will be exercised. A renewal option is considered reasonably certain to be exercised if there is a significant economic incentive, as defined in ASC Topic 842, to exercise the renewal option on the date a lease arrangement is commenced. Currently, renewal options are not included in the lease terms for any of our leases, as there is not a significant economic incentive for us to exercise any of our renewal options.

Most of our leases do not provide an implicit interest rate, and as a result, we use our incremental borrowing rate, which approximates a collateralized rate, based on information available on the commencement date of a lease arrangement in determining the present value of lease our payments.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of January 31, 2021, February 2, 2020, and May 3, 2020, are as follows:

		(1)
(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Right of use assets	$6,206	$5,524	$3,903
Operating lease liability - current	2,273	2,227	1,805
Operating lease liability – noncurrent	4,179	3,160	2,016

(1)

As of February 2, 2020, right of use assets totaled $5.5 million, of which $4.6 million and $950,000 were classified as (i) right of use asset and (ii) within noncurrent assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.  As of February 2, 2020, operating lease liabilities totaled $5.4 million, of which $2.0 million, $194,000, $2.4 million, and $776,000 were classified as (i) operating lease liability – current, (ii) within current liabilities – discontinued operation, (iii) operating lease liability – long-term, and (iv) within noncurrent liabilities – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

Supplemental Cash Flow Information

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020
Operating lease liability payments	$1,930	$2,079
Right of use assets exchanged for lease liabilities	4,309	344

Operating lease expense for the three-month period ended January 31, 2021, and February 2, 2020, was $713,000 and $726,000, respectively. Operating lease expense for the nine-month period ended January 31, 2021, and February 2, 2020, was $2.1 million and $2.2 million, respectively.  Short-term lease and variable lease expenses were immaterial for the three-months and nine-months ended January 31, 2021, and February 2, 2020.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2021, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2021	$547
2022	2,231
2023	1,808
2024	1,417
2025	697
Thereafter	—
$6,700
Less: interest	(248)
Present value of lease liabilities	$6,452

As of January 31, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

January 31, 2021
Weighted average lease term	3.3 years
Weighted average discount rate	2.39%

As of February 2, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

February 2, 2020
Weighted average lease term	3.4 years
Weighted average discount rate	3.76%

19. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of January 31, 2021, February 2, 2020, and May 3, 2020, we had total amounts due regarding capital expenditures totaling $240,000, $177,000, and $107,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. As of February 2, 2020, the total amount due of $177,000 consisted of $175,000 and $2,000 that were classified as (i) accounts payable – capital expenditures and (ii) within current liabilities – discontinued operation, respectively.  These total outstanding amounts were required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 31, 2021, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.7 million.

20. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (“PRC”) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of January 31, 2021, the statutory surplus reserve fund represents the 50% registered capital limit, and therefore, our subsidiary in China is not required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 31, 2021, the company’s statutory surplus reserve was $4.5 million. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company except for the statutory surplus reserve of $4.5 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock through the end of our third quarter of fiscal 2021. During the nine-month period ending February 2, 2020, we purchased 55,750 shares of common stock at a cost of $728,000. The 55,750 shares were purchased pursuant to a prior authorization approved by our board of directors on September 5, 2019.

On March 2, 2021, our board of directors reinstated the share purchase program.

As of January 31, 2021, we had $5.0 million available for repurchases of our common stock.

22. Dividend Program

On March 2, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on April 16, 2021, to shareholders of record as of April 9, 2021.

During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share. During the nine-month period ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share.

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

We sold our majority ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the three-month and nine-month periods ended February 2, 2020 and presented as a discontinued operation in this report. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine months ended January 31, 2021, and February 2, 2020, represent 39-week and 40-week periods, respectively.

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, as well as a fifty-percent owned cut and sew mattress cover operation located in Haiti (we purchased the remaining fifty-percent ownership interest in this operation early in the fourth quarter of fiscal 2021).

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

Executive Summary

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Net sales	$79,341	$68,518	15.8%
Gross profit from continuing operations	13,872	11,520	20.4%
Gross profit margin from continuing operations	17.5%	16.8%	70bp
Selling, general, and administrative expenses	9,835	8,831	11.4%
Income from continuing operations	4,037	2,724	48.2%
Operating margin from continuing operations	5.1%	4.0%	110bp
Income before income taxes from continuing operations	3,117	2,700	15.4%
Income tax expense	899	1,619	(44.5)%
Net income from continuing operations	2,082	1,025	103.1%

	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Net sales	$220,656	$208,787	5.7%
Gross profit from continuing operations	38,035	37,458	1.5%
Gross profit margin from continuing operations	17.2%	17.9%	(70)bp
Selling, general, and administrative expenses	27,597	27,097	1.8%
Income from continuing operations	10,438	10,431	0.1%
Operating margin from continuing operations	4.7%	5.0%	(30)bp
Income before income taxes from continuing operations	8,538	10,710	(20.3)%
Income tax expense	6,836	5,590	22.3%
Net income from continuing operations	1,733	5,061	(65.8)%

Net Sales

Overall, our net sales for the third quarter of fiscal 2021 increased by 15.8% compared with the same period a year ago, with mattress fabrics sales increasing 15.1% and upholstery fabrics sales increasing 16.4%. Our net sales for the first nine months of fiscal 2021 increased by 5.7% compared with the same period a year ago, with mattress fabrics sales increasing 6.2% and upholstery fabrics sales increasing 5.2%. The first nine months of fiscal 2021 had 39 weeks compared to 40 weeks for the first nine months of fiscal 2020.

The increase in net sales for both our mattress and upholstery fabrics segments for the third quarter reflects increased demand driven by a greater consumer focus on the home environment. It also reflects our ability to meet this demand and respond quickly to the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.

The increase in net sales for the first nine months of fiscal 2021 reflects these same factors, but is partially offset by the decrease in net sales for both segments during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns.

See the Segment Analysis section below for further details.

Income Before Income Taxes from Continuing Operations

Overall, our income before income taxes from continuing operations for the third quarter of fiscal 2021 was $3.1 million, which included $1.0 million in other expense relating mostly to foreign exchange rate fluctuations associated with our operations located in China, compared with $2.7 million for the prior-year period, which included $282,000 in other expense. Income before income taxes from continuing operations for the first nine months of fiscal 2021 was $8.5 million, which included $2.1 million in other expense relating mostly to foreign exchange rate fluctuations associated with our operations located in China, compared with $10.7 million for the prior year period, which included $476,000 in other expense.

Our improved operating performance for the third quarter of fiscal 2021 primarily reflects higher sales as compared with the same period a year ago. It also reflects significant pressure from unfavorable foreign exchange rate fluctuations associated with our operations in China, as well as higher SG&A expense primarily due to increased incentive compensation costs, partially offset by reduced spending on travel and entertainment and marketing expenses mostly associated with the upholstery fabrics segment.

Operating performance for the first nine months of fiscal 2021 was materially affected by these same pressures, as well as the disruption from the COVID-19 pandemic during the first quarter, as well as significant inventory reductions and manufacturing inefficiencies associated with the dramatic ramp up in operations for our mattress fabrics segment during the first quarter.

Income Taxes

We recorded income tax expense of $6.8 million, or 80.1% of income before income tax expense from continuing operations for the nine-month period ended January 31, 2021, compared with income tax expense of $5.6 million, or 52.2% of income before income tax expense from continuing operations for the nine-month period ended February 2, 2020. Income tax expense during the first nine months of fiscal 2021 included a $4.1 million net income tax charge, which consists of a $7.6 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit to re-establish certain U.S. federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017. Income tax expense during the first nine months of fiscal 2020 included $1.5 million of GILTI tax that did not recur in fiscal 2021 due to the recent change in the GILTI tax regulations as noted above. Additionally, our effective income tax rates for the first nine months of fiscal 2021 and fiscal 2020 were adversely affected by the continued shift in the mix of our taxable income that has been mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

Refer to Note 16 of the consolidated financial statements for further details regarding our provision for income taxes from continuing operations.

Liquidity

As of January 31, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $51.8 million compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of 2020 (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of January 31, 2021, would have increased $13.1 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $21.7 million, partially offset by (ii) 4.3 million of capital expenditures that were primarily related to our mattress fabrics segment, and (iii) cash payments of $3.9 million in the form of a regular quarterly dividend payment to shareholders.

Our net cash provided by operating activities was $21.7 million during the first nine months of fiscal 2021, compared with net cash used in operating activities of $519,000 during the first nine months of fiscal 2020. This increase reflects higher earnings and a focused attention on working capital management during the first nine months of fiscal 2021. Additionally, our discontinued operation had net cash used in operating activities totaling $2.1 million and net cash used in investing activities totaling $104,000 during the first nine months of fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during the first nine months of fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of January 31, 2021, there were no outstanding borrowings under our lines of credit.

Dividend Program

On March 2, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on April 16, 2021, to shareholders of record as of April 9, 2021.

During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share. During the nine-month period ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share.

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

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock through the end of our third quarter of fiscal 2021.  During the nine-month period ended February 2, 2020, we purchased 55,750 shares of common stock at a cost of $728,000.  The 55,750 shares were purchased pursuant to a prior authorization approved by our board of directors on September 5, 2019.

On March 2, 2021, our board of directors reinstated the share repurchase program.

As of January 31, 2021, we had $5.0 million available for repurchases of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Net sales	$38,600	$33,531	15.1%
Gross profit from continuing operations	6,458	4,614	40.0%
Gross profit margin from continuing operations	16.7%	13.8%	290bp
Selling, general, and administrative expenses	3,161	2,836	11.5%
Income from continuing operations	3,297	1,778	85.4%
Operating margin from continuing operations	8.5%	5.3%	320bp

	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Net sales	$114,733	$108,057	6.2%
Gross profit from continuing operations	18,650	16,553	12.7%
Gross profit margin from continuing operations	16.3%	15.3%	100bp
Selling, general, and administrative expenses	9,125	8,860	3.0%
Income from continuing operations	9,525	7,692	23.8%
Operating margin from continuing operations	8.3%	7.1%	120bp

Net Sales

The increase in mattress fabrics net sales for the third quarter of fiscal 2021 reflects an increase in demand driven by an ongoing consumer focus on the at-home experience and overall comfort and wellness within the home as a result of the COVID-19 pandemic. These factors have led to an increase in discretionary spending on home furnishing products, including mattresses. We also benefited from growth across a diversified group of new and existing customers, as well as the success of our fabric-to-cover model in our mattress cover business.

During the quarter, the strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support current demand levels and serve the needs of our mattress fabrics and cover customers. In addition, we believe the domestic mattress industry and, in turn, our business, began to realize some benefits during the quarter from the preliminary antidumping duties imposed in October 2020 by the U.S. Department of Commerce on mattress imports from seven countries.

Our sewn mattress cover business also experienced solid growth, fueled by the ongoing consumer acceptance of the boxed bedding trend in both e-commerce and traditional retail outlets. We continue to work collaboratively with both new and existing customers to develop fresh, innovative products, utilizing our fabric-to-cover model. Additionally, our recent fourth-quarter acquisition of the remaining fifty percent ownership interest in our sewn mattress cover joint venture in Haiti is expected to increase our flexibility and enhance our capacity to meet growing demand, while also maintaining certain commitments to our previous joint venture partner through a supply agreement.

The increase in net sales for the first nine months of fiscal 2021 generally reflects these same factors, particularly the increase in demand driven by the strong consumer focus on the home, but is partially offset by the decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns. The first nine months of fiscal 2021 was a 39-week period, compared with a 40-week period for the first nine months of fiscal 2020.

During this uncertain environment, we have managed our business with a firm focus on creative designs, innovative fabric and sewn cover products, and dedicated customer service.  These efforts are supported by our enhanced digital project management platform, which allows us to work with customers from concept to ideation and 3D mapping to product life cycle management and final merchandising.  These IT and digital competencies support our front-end design capabilities, customer service, and speed to market.  We also remain focused on developments in product innovation, including expanding our specialty finish options. Additionally, our increased fabric capacity in North America resulting from our $4.0 million investment in additional knit machines will be available during the fourth quarter of fiscal 2021, further enhancing our ability to meet the rapidly changing needs of our customers.

Despite positive sales trends during the third quarter and first nine months of fiscal 2021, our customers’ ability to meet their demand remains challenged by supply chain constraints related primarily to non-fabric components, which could temporarily delay their scheduled delivery of orders for mattress fabrics and sewn mattress covers during the fourth quarter of fiscal 2021. Additionally, the ongoing impact and duration of the COVID-19 pandemic remains unknown and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, the short- and long-term disruption of the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The increase in mattress fabrics profitability during the third quarter and first nine months of fiscal 2021 was primarily due to the benefits of fixed cost absorption from higher sales, offset somewhat during the third quarter by unfavorable China foreign exchange rate fluctuations for mattress covers and our customers’ supply chain constraints for non-fabric components. These pressures are expected to continue in the near-term, along with increased freight and raw material costs, but we are announcing pricing increases during the fourth quarter to help mitigate these ongoing pressures.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and investment in unconsolidated joint venture.

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Accounts receivable	$17,722	$12,940	$12,212
Inventory	30,326	29,753	26,620
Property, plant & equipment	39,550	42,368	40,682
Right of use assets	1,077	426	362
Investment in unconsolidated joint venture	1,723	1,668	1,602
	$90,398	$87,155	$81,478

Refer to Note 15 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 31, 2021, accounts receivable increased by $4.8 million, or 37.0%, compared with February 2, 2020. This increase reflects the increase in net sales during the third quarter of fiscal 2021 compared with the prior-year period. Additionally, this increase reflects slower cash collections on accounts receivable during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020, as customers were more frequently taking advantage of available sales discounts during the third quarter of last fiscal year.

As of January 31, 2021, accounts receivable increased by $5.5 million, or 45.1%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020 as a result of the economic disruption caused by the COVID-19 pandemic during the fourth quarter of fiscal 2020. Net sales during the third quarter of fiscal 2021 were $38.6 million, an increase of $15.2 million, or 65.3%, compared with net sales of $23.4 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the third quarter of fiscal 2021, the increase in accounts receivable was partially offset by faster cash collections during the third quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. The faster cash collections are due to our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding was 42 days for the third quarter of fiscal 2021, compared with 38 days for the third quarter of fiscal 2020 and 48 days for the fourth quarter of fiscal 2020.

Inventory

As of January 31, 2021, inventory increased slightly by 1.9% compared with February 2, 2020. Although this segment’s net sales increased by 15.1% during the third quarter of fiscal 2021 as compared with the third quarter of fiscal 2020, we maintained a consistent level of inventory that reflects our focus on inventory management and aligning our inventory purchases to reflect current demand trends.

As of January 31, 2021, inventory increased by $3.7 million, or 13.9%, compared with May 3, 2020.  This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020, as a result of the economic disruption caused by the COVID-19 pandemic during the fourth quarter of fiscal 2020.

Inventory turns were 4.5 for the third quarter of fiscal 2021, compared with 3.8 for the third quarter of fiscal 2020 and 3.3 for the fourth quarter of fiscal 2020.

Property, Plant, & Equipment

The $39.6 million as of January 31, 2021, represents property, plant, and equipment of $27.3 million and $12.3 million located in the U.S. and Canada, respectively. The $42.4 million as of February 2, 2020, represents property, plant, and equipment of $28.7 million and $13.7 million located in the U.S. and Canada, respectively. The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

As of January 31, 2021, property, plant, and equipment decreased as compared with February 2, 2020, and May 3, 2020. This trend represents a decrease in capital expenditures resulting from prior cost cutting measures as part of our comprehensive response to COVID-19.

During the fourth fiscal 2021, we expect to have capital expenditures approximating $4 million, mostly for additional knit machines to expand our capacity in North America to support our future growth plan.

Right of Use Assets

The $1.1 million as of January 31, 2021, represents right of use assets of $632,000 and $445,000 located in the U.S. and Canada, respectively.  The $426,000 as of February 2, 2020, and the $362,000 as of May 3, 2020, represent right of use assets located in the U.S.

As of January 31, 2021, right of use assets increased as compared with February 2, 2020, and May 3, 2020. This increase reflects the addition of a new warehouse lease agreement associated with our operation located in Canada that was entered into during the first quarter of fiscal 2021. This lease agreement has a three-year term and is set to expire during fiscal 2023. The amount of the change associated with our right of use assets between reporting periods is based on the length of the lease term remaining on our leases prior to their expiration or options to renew in relation to the reporting periods presented.

Investment in Unconsolidated Joint Venture

Our investment in unconsolidated joint venture represented Culp International Holdings Ltd.’s (“Culp International”) fifty percent ownership of Class International Holdings Ltd (“CIH”) as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively.

Effective February 1, 2021, Culp International entered into a Share Purchase Agreement pursuant to which Culp International acquired the remaining fifty percent ownership interest in CIH. The purchase price for the remaining fifty percent interest in CIH was $948,000, subject to certain working capital adjustments as defined in the Share Purchase Agreement. Pursuant to this transaction, Culp International is now the sole owner with full control over this Haiti operation. We believe having sole ownership of this operation increases our flexibility and enhances our capacity to meet the growing customer demand for cut and sewn mattress covers. Additionally, CIH entered into a supply agreement with its former joint venture partner to provide cut and sewn covers pursuant to terms under this agreement.

See Note 9 to the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 31, 2021		February 2, 2020		% Change
Non-U.S. Produced	$38,639	95%	$31,980	91%	20.8%
U.S. Produced	2,102	5%	3,007	9%	(30.1)%
Total	$40,741	100%	$34,987	100%	16.4%

	Nine Months Ended
(dollars in thousands)	January 31, 2021		February 2, 2020		% Change
Non-U.S. Produced	$99,345	94%	$92,525	92%	7.4%
U.S. Produced	6,578	6%	8,205	8%	(19.8)%
Total	$105,923	100%	$100,730	100%	5.2%

The increase in upholstery fabrics net sales during the third quarter of fiscal 2021 reflects a significant increase in sales for our residential upholstery business compared to the prior-year period, partially offset by lower sales for our hospitality business, which remained under pressure due to pandemic-related disruptions that continued to affect the travel and leisure industries.

The increased demand in our residential upholstery fabrics business was driven primarily by the increased consumer focus on the home. We also benefitted from the success of our product innovation strategy, including the continued popularity of our LiveSmart® product portfolio, which reflects current consumer preferences for cleanability, ease of maintenance, sustainability, and antimicrobial technology.

Our residential business also continued to benefit from our platform in Asia, including our expanded cut and sew capabilities in Vietnam and our long-term supplier relationships. The strength and flexibility of this platform allowed us to respond quickly to meet increased demand from our customers. The backlog in our residential upholstery business remains strong, reflecting the favorable demand trends for this business.

The increase in upholstery fabrics net sales for the first nine months of fiscal 2021, as compared to the prior-year period, reflects these factors, but is partially offset by the decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns. The first nine months of fiscal 2021 was a 39-week period, compared with a 40-week period for the first nine months of fiscal 2020.

Looking ahead, the full impact of shutdowns for the Chinese New Year holiday, which falls entirely in the fourth quarter as compared to other years when the timing of this holiday is split between the third and fourth quarters, does cause some expected pressure for the fourth quarter. Based on our backlog and demand trends, we expect the solid performance in our residential upholstery business to continue, absent additional pandemic-related shutdowns or material disruption in our customers’ supply chains for non-fabric components. We are also cautiously optimistic that as vaccine rollouts continue, pent up demand for travel and leisure activities will ultimately benefit our hospitality business, although the timing of this return remains uncertain. However, the ongoing economic and health effects of the COVID-19 pandemic, as well as the duration of such effects, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the ongoing impact of the pandemic on our upholstery fabrics segment, but note that if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Gross profit from continuing operations	7,414	6,906	7.4%
Gross profit margin from continuing operations	18.2%	19.7%	(150)bp
Selling, general, and administrative expenses	3,551	3,876	(8.4)%
Income from continuing operations	3,863	3,030	27.5%
Operating margin from continuing operations	9.5%	8.7%	80bp
Restructuring credit	—	35	(100.0)%

	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	Change
Gross profit from continuing operations	19,385	20,905	(7.3)%
Gross profit margin from continuing operations	18.3%	20.8%	(250)bp
Selling, general, and administrative expenses	10,122	11,528	(12.2)%
Income from continuing operations	9,263	9,378	(1.2)%
Operating margin from continuing operations	8.7%	9.3%	(60)bp
Restructuring credit	—	70	(100.0)%

The increase in upholstery fabrics profitability for the third quarter primarily reflects the significant increase in sales for our residential business, as well as lower SG&A expense due to cost containment in the marketing and travel and entertainment areas, offset somewhat by unfavorable China foreign exchange rate fluctuations and sales mix. The decrease in upholstery fabrics profitability for the first nine months of fiscal 2021 was due to the same pressures that affected the third quarter, along with a decrease in sales during the first quarter of fiscal 2021.

Looking ahead, we expect that further pressures relating to unfavorable foreign exchange rate fluctuations associated with our operations in China, as well as continued constraints in our customers’ supply chains for non-fabric components, will adversely affect our profitability at least through the fourth quarter of fiscal 2021. Additionally, while raw material and commodity costs have remained relatively stable through the first nine months of fiscal 2021, we expect some increases in these costs, as well as increased freight costs, in the near term. However, we are implementing price increases during the fourth quarter to help mitigate these ongoing pressures.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
Accounts receivable	$18,675	$12,908	$12,881
Inventory	27,468	24,256	21,287
Property, plant & equipment	1,953	1,675	1,633
Right of use assets	3,519	2,143	1,633
	$51,615	$40,982	$37,434

Refer to Note 15 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 31, 2021, accounts receivable increased by $5.8 million, or 44.7%, compared with February 2, 2020. This increase primarily reflects the increase in net sales during the third quarter of fiscal 2021 compared with the prior-year period. Additionally, this increase reflects slower cash collections on accounts receivable during the third quarter of fiscal 2021, as compared with the third quarter of fiscal 2020, resulting from increased business with customers with longer credit terms.

As of January 31, 2021, accounts receivable increased by $5.8 million, or 45.0%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the third quarter of fiscal 2021 were $40.7 million, an increase of $16.7 million, or 69.6%, compared with net sales of $24.0 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the third quarter of fiscal 2021, the increase in accounts receivable was partially offset by faster cash collections during the third quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. The faster cash collections are due to our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding were 41 days during the third quarter of fiscal 2021, as compared with 31 days during the third quarter of fiscal 2020 and 47 days during the fourth quarter of fiscal 2020.

Inventory

As of January 31, 2021, inventory increased $3.2 million, or 13.2%, compared with February 2, 2020. This increase primarily reflects the increase in net sales during the third quarter of fiscal 2021 compared with the prior-year period.

As of January 31, 20201, inventory increased $6.2 million, or 29.0%, compared with May 3, 2020.  This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020, as a result of the economic disruption caused by the COVID-19 pandemic during the fourth quarter of fiscal 2020, as well as the timing of the Chinese New Year holiday.

Inventory turns were 4.7 for the third quarter of fiscal 2021, compared with 4.4 for the third quarter of fiscal 2020 and 3.8 for the fourth quarter of fiscal 2020.

Property, Plant, & Equipment

The $2.0 million as of January 31, 2021, represents property, plant, and equipment of $1.1 million and $881,000 located in the U.S. and China, respectively. The $1.7 million as of February 2, 2020, represents property, plant, and equipment of $1.2 million and $469,000 located in the U.S. and China, respectively. The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

Right of Use Assets

The $3.5 million as of January 31, 2021, represents right of use assets of $2.4 million and $1.1 million located in China and the U.S., respectively. The $2.1 million as of February 2, 2020, represents right of use assets of $1.1 million and $1.0 million located in China and the U.S., respectively. The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

As of January 31, 2021, right of use assets increased by $1.9 million, or 115.5%, compared with May 3, 2020. This increase primarily reflects the renewal of certain lease agreements that extended the lease terms for two buildings associated with our operations located in China during the first quarter of fiscal 2021. The amount of the change associated with our right of use assets between reporting periods is based on the length of the lease term remaining on our leases prior to their expiration or option to renew in relation to the reporting periods presented.

Discontinued Operation - Home Accessories Segment

As previously disclosed, we sold our majority ownership interest in eLuxury, LLC (“eLuxury”) during the fourth quarter of fiscal 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, there are no results of operations and assets and liabilities for the home accessories segment in the company’s continuing operations for fiscal 2021, and the financial results for this segment are excluded from the company’s continuing operations for the three-month and nine-month periods ended February 2, 2020 and have been reclassified and presented as a discontinued operation in our consolidated financial statements. See Note 3 - Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details, and also see the section titled “Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – 2020 compared with 2019 – Segment Analysis - Discontinued Operation – Home Accessories Segment” in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020, for additional information.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	% Change
SG&A expenses	$9,835	$8,831	11.4%
Interest expense	—	—	0.0%
Interest income	90	258	(65.1)%
Other expense	1,010	282	258.2%

	Nine Months Ended
(dollars in thousands)	January 31, 2021	February 2, 2020	% Change
SG&A expenses	$27,597	$27,097	1.8%
Interest expense	51	21	142.9%
Interest income	208	776	(73.2)%
Other expense	2,057	476	332.1%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 is mostly due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, partially offset by a decrease in discretionary spending for travel and entertainment expenses and certain marketing expenses.

The slight increase in selling, general, and administrative expenses during the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020 is mostly due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, mostly offset by our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic. These significant cost cutting measures primarily related to compensation and included (i) implementing temporary salary reductions, (ii) making workforce adjustments to align with demand, (iii) suspending merit pay increases, and (iv) aggressive reduction in discretionary spending such as professional fees, travel and entertainment expenses, and certain marketing expenses.

Interest Expense

During the nine-month period ended January 31, 2021, our interest expense is attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty associated with the COVID-19 global pandemic. As a result of uncertainty relating to the duration of the pandemic and its overall effect on our business, we proactively borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. During the first quarter of fiscal 2021, we repaid in full the PPP loan and all of the borrowings that were outstanding under our lines of credit as of May 3, 2020. Additionally, we did not incur any interest expense during the three-month period ended January 31, 2021, as there were no borrowings outstanding under our line of credit agreements during such time.

The interest expense incurred during the three-month and nine-month periods ended February 2, 2020, reflect our historically low level of borrowings outstanding.

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

Other Expense

In accordance with ASC Topic 830 Foreign Currency Matters, management assesses certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The increases in other expense during the three-month and nine-month periods of fiscal 2021 compared with three-month and nine-month periods of fiscal 2020 were due mostly to significantly more unfavorable foreign currency exchange rates applied against balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S dollar financial reporting amounts. During the three-month and nine-month periods of fiscal 2021, we reported foreign exchange rate losses of $787,000 and $1.5 million, respectively. During the three-month and nine-month periods of fiscal 2020, we reported a foreign exchange rate loss of $58,000 and a foreign exchange rate gain of $92,000, respectively.

Additionally, the $1.5 million and $787,000 foreign exchange rate losses incurred during the nine-month and three-month periods of fiscal 2021, respectively, were mostly offset by income tax benefits totaling $1.3 million and $628,000 for the nine-month and three-month periods of fiscal 2021, respectively. These income tax benefits were associated with income tax deductible foreign exchange rate losses based on more unfavorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate losses incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are income tax deductible as we incur income tax expense and pay income taxes in China’s local currency.

See the Income Taxes – Effective Income Tax Rate section below for further details on the income tax effects of the foreign exchange rate losses (gains) associated with our China operations on our consolidated effective income tax rate for the nine-month periods ended January 31, 2021 and February 2, 2020, respectively.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.8 million, or 80.1% of income before income taxes from continuing operations, for the nine-month period ended January 31, 2021, compared with income tax expense of $5.6 million, or 52.2% of income before income taxes from continuing operations, for the nine-month period ended February 2, 2020.

Our effective income tax rates associated with our continuing operations for the nine-month periods ended January 31, 2021, and February 2, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the nine-months ended January 31, 2021, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule required the taxable loss associated with our U.S. operations to be excluded from the annual estimated effective income tax rate calculation as it was determined that no tax benefit could be recognized resulting from the full valuation allowance against our U.S income tax loss carryforward that is expected to originate during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China and Canada versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense from continuing operations at the U.S. federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements for the nine-month periods ending January 31, 2021 and February 2, 2020:

	Nine Months Ended
	January 31, 2021	February 2, 2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	89.9	—
U.S. income tax law change	(41.3)	—
Global Intangible Low Taxed Income Tax ("GILTI")	—	14.2
Withholding taxes associated with foreign jurisdictions	7.5	7.8
Foreign income tax rate differential	8.9	5.2
Tax effects of foreign exchange rate (losses) gains	(6.7)	1.0
Other	0.8	3.0
	80.1%	52.2%

U.S. Tax Law Change

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2019 ($2.1 million) and fiscal 2020 ($1.9 million). With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and nine-month year-to-date period of fiscal 2021.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes, as GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and fiscal 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we currently expect our history of U.S. pre-tax losses to continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and nine-month year-to-date period of fiscal 2021.

Additionally, we recorded a $714,000 income tax charge to provide for a full valuation allowance against a U.S. income tax loss carryforward that originated during the nine-month period of fiscal 2021.

Based on our assessments as of January 31, 2021, February 2, 2020, and May 3, 2020, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
U.S. federal and state net deferred income tax assets	$8,544	711	867
U.S. capital loss carryforward	2,281	—	2,281
	$10,825	711	3,148

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

Refer to Note 16 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively.

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

Refer to Note 16 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of January 31, 2021, February 2, 2020, and May 3, 2020, respectively.

Income Taxes Paid

During the first nine months of fiscal 2021, income tax payments totaling $1.2 million represented (i) income tax payments associated with our foreign jurisdictions of $1.7 million, (ii) a withholding tax payment of $798,000 paid to the Chinese government for earnings and profits repatriated to the U.S. parent company, (iii) a U.S federal transition payment of $227,000 as required by the TCJA, (iv) partially offset by AMT refunds totaling $1.5 million.

During the first nine months of fiscal 2020, income tax payments totaling $4.5 million represented (i) income tax payments associated with foreign jurisdictions totaling $3.7 million and (ii) a withholding tax payment of $838,000 paid to the Chinese government for earnings and profits repatriated to our U.S. parent company.

United States

Alternative Minimum Tax (AMT)

Our AMT refunds totaling $1.5 million that were received during fiscal 2021 stem from the provisions of the TCJA, as corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each of our fiscal 2021 and fiscal 2022 years, respectively. We received our first 50% installment totaling $746,000 during the first quarter of fiscal 2021.

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

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $36.0 million and short-term investments (available for sale) of $5.5 million as of January 31, 2021, cash flow from operations, and the current availability ($38.2 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of January 31, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $51.8 million compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all of the outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the PPP loan of the CARES Act of 2020, which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of January 31, 2021, would have increased $13.1 million as compared to May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $21.7 million, partially offset by (ii) 4.3 million of capital expenditures that were primarily related to our mattress fabrics segment, and (iii) cash payments of $3.9 million in the form of a regular quarterly dividend payment to shareholders.

Our net cash provided by operating activities was $21.7 million during the first nine months of fiscal 2021, compared with net cash used in operating activities of $519,000 during the first nine months of fiscal 2020. This increase reflects higher earnings and a focused attention on working capital management. Additionally, our discontinued operation had net cash used in operating activities totaling $2.1 million and net cash used in investing activities totaling $104,000 during the first nine months of fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during the first nine months of fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of January 31, 2021, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity.  See the section titled “Income Taxes Paid” of this Item 2 - Management’s Discussion and Analysis of Financial Condition section for further details.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt of payment on accounts receivable. Additionally, our cash liquidity will be affected by our strategic investments in working capital, planned capital expenditures, and the acquisition of the remaining 50% ownership interest in our Haiti cut and sewn cover operation during the fourth quarter of fiscal 2021.

By Geographic Area

A summary of our cash and investments by geographic area follows:

		(1)
(dollars in thousands)	January 31, 2021	February 2, 2020	May 3, 2020
United States	$44,510	$28,030	$65,327
China	5,758	5,363	10,531
Canada	1,555	1,412	1,160
Cayman Islands	9	42	42
	$51,832	$34,847	$77,060

(1)

As of February 2, 2020, cash and investments totaled $34.8 million, which included $232,000 classified as within current assets – discontinued operation, respectively, in the accompanying Consolidated Balance Sheets.

As discussed above, the decrease in our cash and investments, specifically in the U.S., as of January 31, 2021, compared with May 3, 2020, is attributable to repayment of all of the outstanding borrowings associated with our lines of credit and PPP loan, which totaled $38.4 million.

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

As part of our comprehensive response to the COVID-19 global pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. Accordingly, we did not purchase any shares of our common stock through the end of our third quarter of fiscal 2021.  During the nine-month period ended February 2, 2020, we purchased 55,750 shares of common stock at a cost of $728,000.  The 55,750 shares were purchased pursuant to a prior authorization approved by our board of directors on September 5, 2019.

On March 2, 2021, our board of directors reinstated the share repurchase program.

As of January 31, 2021, we had $5.0 million available for repurchases of our common stock.

Dividend Program

On March 2, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on April 16, 2021, to shareholders of record as of April 9, 2021.

During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share. During the nine-month period ended February 2, 2020, dividend payments totaled $3.8 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share.

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

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $48.1 million as of January 31, 2021, compared with $58.9 million as of February 2, 2020, and $49.4 million as of May 3, 2020. Operating working capital turnover was 5.5 during the third quarter of fiscal 2021, compared with 5.4 during the third quarter of fiscal 2020 and 5.1 during the fourth quarter of fiscal 2020.

Accounts Receivable

Accounts receivable, totaling $36.4 million as of January 31, 2021, increased $10.5 million, or 40.8%, compared with $25.9 million as of February 2, 2020. This increase reflects the increase in net sales during the third quarter of fiscal 2021 compared with the prior-year period. Net sales during the third quarter of fiscal 2021 were $79.3 million compared with $68.5 million during the third quarter of fiscal 2020. Additionally, this increase reflects slower cash collections on accounts receivable during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020, as customers were more frequently taking advantage of available sales discounts during the third quarter of last fiscal year, and there was increased business with customers with longer credit terms during the third quarter of fiscal 2021.

Accounts receivable, totaling $36.4 million as of January 31, 2021, increased $11.3 million, or 45.0%, compared with $25.1 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the third quarter of fiscal 2021 were $79.3 million, an increase of $32.0 million, or 67.5%, compared with net sales of $47.4 million during the fourth quarter of fiscal 2020. Although we experienced a substantial increase in net sales during the third quarter of fiscal 2021, the increase in accounts receivable was partially offset by faster cash collections during the third quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020.

The faster cash collections stem from our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding were 41 days for the third quarter of fiscal 2021, compared with 34 days for the third quarter of fiscal 2020 and 47 days for the fourth quarter of fiscal 2020.

Inventory

Inventories totaled $57.8 million as of January 31, 2021, and increased $3.8 million, or 7.0%, compared with $54.0 million as of February 2, 2020. This increase reflects the increase in net sales during the third quarter of fiscal 2021 compared with the prior-year period.

Inventories totaled $57.8 million as of January 31, 2021, and increased $9.9 million, or 20.6%, compared with $47.9 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020, when sales were lower due to the economic disruption caused by the COVID-19 pandemic, as well as the timing of the Chinese New Year holiday.

Inventory turns were 4.7 for the third quarter of fiscal 2021, compared with 4.1 for the third quarter of fiscal 2020 and 3.5 for the fourth quarter of fiscal 2020.

Accounts Payable

Accounts payable- trade, totaling $44.9 million as of January 31, 2021, increased $24.5 million, or 120.1%, compared with $20.4 million as of February 2, 2020. The increase in accounts payable- trade reflects our increase in net sales during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020. Additionally, the increase is due to longer credit terms obtained from certain vendors during fiscal 2021.

Accounts payable- trade, totaling $44.9 million as of January 31, 2021, increased $21.9 million, or 95.4%, compared with $23.0 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020, when sales were lower due to the economic disruption caused by the COVID-19 pandemic, longer credit terms obtained from certain vendors during fiscal 2021, as well as the timing of the Chinese New Year holiday.

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

As of January 31, 2021, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 31, 2021, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $4.3 million for the first nine months of fiscal 2021, compared with $4.1 million for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment for both periods.

Depreciation expense was $5.2 million for the first nine months of fiscal 2021, compared with $5.9 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2021, we are projecting cash capital expenditures to be in the range of $8.0 million to $9.0 million. Depreciation expense is projected to be approximately $7.0 million in fiscal 2021. The estimated capital expenditures and depreciation expense for fiscal 2021 mostly relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditures and expectations related to depreciation expense. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of January 31, 2021, we had total amounts due regarding capital expenditures totaling $240,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $240,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 31, 2021, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.7 million.

Critical Accounting Policies and Recent Accounting Developments

As of January 31, 2021, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2020.

Contractual Obligations

Other than as disclosed in Notes 18 and 19 of the consolidated financial statements, as of January 31, 2021, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 3, 2020.

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

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.72% as January 31, 2021) as a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of January 31, 2021, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit agreements associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of January 31, 2021, there were no outstanding borrowings under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. As a result, we try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and China. There is no assurance that we will be able to continually maintain this natural hedge and therefore, we could be subject to foreign currency exchange rate fluctuations associated with our subsidiaries located in Canada and China. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of January 31, 2021, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of January 31, 2021, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, our Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended January 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 31, 2021. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

Item 1A.Risk Factors

There have not been any material changes to our risk factors during the three months ended January 31, 2021. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
November 2, 2020 to December 6, 2020	—	—	—	$5,000,000
December 7, 2020 to January 3, 2021	—	—	—	$5,000,000
January 4, 2021 to January 31, 2021	—	—	—	$5,000,000
Total	—	—	—	$5,000,000

(1)

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. On March 2, 2021, our board of directors reinstated the share repurchase program.

II-1

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: March 12, 2021	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-3