Form 10-K
period 2021-05-02
CULP INC
filed 2021-07-16
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

As of July 9, 2021, 12,322,688 shares of common stock were outstanding.  As of November 1, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $145,884,651 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CULP, INC.

FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise.  Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new project launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends, public health epidemics, or future developments.  There can be no assurance that we will realize these expectations, meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely.  The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places.  Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance.  In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results.  Finally, increases in market prices for petrochemical products can significantly affect the prices we pay for raw materials, and in turn, increase our operating costs and decrease our profitability.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

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

Overview

Culp manufactures, sources, and markets mattress fabrics and sewn covers used for covering mattresses and foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in the production of upholstered furniture. The company competes in a fashion-driven business, and we strive to differentiate ourselves by placing a sustained focus on product innovation and creativity. In addition, we place great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. Our continuing operations are classified into two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating, as well as window treatment products and installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2021, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and, following our recent acquisition of the remaining fifty percent ownership interest in our existing unconsolidated joint venture, a wholly-owned mattress cover operation located in Ouanaminthe, Haiti. We also source fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey, with substantially all of these products made specifically for Culp and created by Culp designers. We also operate distribution centers in North Carolina, Canada, China, and Haiti to facilitate distribution of our fabric products, with additional distribution capabilities through strategic relationships in Vietnam.

Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is related primarily to the upholstery fabrics segment, where, following the closure of our manufacturing facility in Anderson, South Carolina, during the second quarter of fiscal 2019, substantially all of our sales now consist of fabrics produced in Asia. The mattress fabrics business remains primarily based in North America.

Total net sales in fiscal 2021 were $299.7 million. The mattress fabrics segment had net sales of $157.7 million (53% of total net sales), and the upholstery fabrics segment had net sales of $142.0 million (47% of total net sales).

Sales increased significantly in our mattress fabrics business and our residential upholstery fabrics business during fiscal 2021 as compared to the prior year, which was materially affected by disruption from the COVID-19 pandemic. This growth was driven primarily by the increased consumer focus on the at-home experience and overall comfort due to the pandemic, combined with our ability to meet this surge in demand and respond quickly to meet the needs of new and existing customers through our flexible, global platform.

Overall, Culp faced a difficult business environment during fiscal 2021, particularly with the ongoing disruption from the COVID-19 pandemic during the first quarter, as well as additional headwinds throughout the year relating to customer capacity limitations, primarily due to supply chain disruption for non-fabric components and labor shortages, as well as ongoing foreign currency fluctuations in China. Despite these challenges, both the mattress fabrics segment and upholstery fabrics segment have continued to execute our product-driven strategy and focus on innovation and design creativity. Our company’s diversified manufacturing and sourcing capabilities, stable supply chain, and focus on innovation have helped us successfully weather the initial pandemic-related downturn in our business, as well as the ongoing headwinds throughout fiscal 2021, to finish the year as a stronger company both operationally and financially. We have also continued building upon strategic initiatives and structural changes that were implemented over the last several years to consolidate and streamline operations, while adding capacity where necessary, including our investment in additional knit machines for our mattress fabrics business, our fourth-quarter acquisition of the remaining fifty percent ownership interest in our Haiti cut and sew operation, and our recently-commenced expansion of our Haiti operations to add a new facility dedicated to production of cut and sewn upholstery kits.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below, as well as in our “Management’s Discussion and Analysis” in Part II, Section 7 of this report.

COVID-19 Impact and Business Response

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. This declaration, along with the continued spread of the disease to other countries, including the United States and other countries in which we operate, prompted federal, state, and local governments throughout the world to take a variety of actions to mitigate the spread of the virus, including travel restrictions, stay-at-home orders, temporary quarantines, restrictions on public gatherings, social distancing measures, mandated closures of non-essential businesses, occupancy limits, and other safety measures. Due to government-mandated closure requirements near the end of March 2020, we shut down our facilities in Canada and Haiti for several weeks, and most of our customers, as well as retail stores in the United States and around the globe, were similarly shut down or operating at significantly reduced capacity.

In response to the COVID-19 pandemic, we took steps to help safeguard the health of our employees, customers, and the communities we serve, including implementing detailed cleaning and disinfecting processes at our facilities, instituting temperature checks, adhering to social distancing and mask protocols, suspending non-essential travel, restricting visitors, providing remote work opportunities where possible, and offering on-site vaccination clinics to our employees, their families, and the general public. We have continued to monitor and update these procedures, in accordance with CDC recommendations and other local laws and regulatory authorities, throughout the pandemic.

During the fourth quarter of fiscal 2020, we also implemented several measures to preserve liquidity and reduce costs in response to the significant disruption and economic uncertainty, including:

•

Selling our majority ownership interest in eLuxury to increase liquidity and focus on our core mattress and upholstery fabrics business segments, while also maintaining a strong working relationship with eLuxury going forward through supply and royalty arrangements designed to preserve an additional sales channel for our core products;

•	Repurposing some of our operations to manufacture critical products for healthcare and other essential industries;
•	Amending our existing domestic revolving credit facility to increase the borrowing limit to $30 million, decrease the minimum liquidity level, and extend the expiration date to August 15, 2022;
•	Proactively drawing down a total of $31 million under our domestic and China credit facilities as a precautionary measure to increase financial flexibility;
•

Reducing operating costs by implementing temporary salary reductions, making workforce adjustments to align with demand, suspending merit pay increases, and eliminating cash compensation paid to our board of directors;

•	Postponing non-essential capital expenditures and aggressively reducing expenses and discretionary spending;
•	Working with our vendors and landlords to negotiate temporary terms; and
•	Temporarily suspending our share repurchase program.

During the first quarter of fiscal 2021, following a better-than-expected increase in demand as customers and retail stores began to reopen, we returned substantially all of our previously furloughed workers to meet this surge in demand. We also repaid all outstanding borrowings we had previously drawn down under our credit facilities during the fourth quarter of fiscal 2020, and we ended temporary salary reductions by reinstating full base salaries for all employees and restoring the cash compensation paid to our board of directors. We also announced a $4 million investment in additional knit machines to increase capacity for our mattress fabrics segment. During the first quarter, our board of directors maintained our regular quarterly dividend by declaring a quarterly cash dividend of 10.5 cents per share.

During the second quarter of fiscal 2021, we expanded the capacity of our Haiti mattress cover operation with the completion of construction on a second building. In addition, our board of directors declared a quarterly cash dividend of 11 cents per share, an increase of five percent, and this quarterly dividend rate was continued during the third and fourth quarters of fiscal 2021.

During the fourth quarter of fiscal 2021, we completed the acquisition of the remaining fifty percent ownership interest in our Haiti sewn mattress cover platform from our joint venture partner, allowing us to gain sole control of this near-shore operation and increase our flexibility and capacity to meet customer demand. We also announced an additional expansion of our Haiti facilities to include a third building, expected to be available in the second quarter of fiscal 2022, that will be dedicated to producing cut and sewn upholstery kits primarily to support demand for an existing customer of the upholstery fabrics division.

Together, the actions taken during the fourth quarter of fiscal 2020 and beyond helped us mitigate the financial impact of lower industry demand and shutdowns as a result of the COVID-19 pandemic and ensure that we were well-positioned to meet the needs of our customers as retail stores reopened and consumer demand for residential home furnishings surged during fiscal 2021. We continue to monitor and actively manage the impact of the COVID-19 crisis on our operations, including pandemic-related constraints on customer capacity due to supply chain disruption for non-fabric components and labor shortages, as well as the availability and pricing of freight containers and raw material costs. The ongoing duration of the disruption and the affect it will have on our financial operations in the near and long term remain unknown and depend on factors beyond our knowledge or control. The need for any future actions in response to the COVID-19 pandemic largely depends on the spread of the virus, including new variants, in the jurisdictions in which our business, our suppliers, and our customers operate, along with the adoption, effectiveness, and availability of vaccines; the status of government restrictions, directives and guidelines; the availability of workers and conditions for maintaining employee safety; global supply chain conditions; overall economic conditions and consumer confidence; the financial health of our customers, suppliers, and distribution channels; and consumer demand for our products, all of which are highly uncertain. As a result, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our business.

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

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2021		Fiscal 2020		Fiscal 2019
Mattress Fabrics	$157.7	53%	$131.4	51%	$145.7	52%
Upholstery Fabrics
Non-U.S.-Produced	133.0	45%	113.6	45%	121.8	43%
U.S.-Produced	9.0	3%	11.1	4%	13.8	5%
Total Upholstery	142.0	47%	124.8	49%	135.6	48%
Total company	$299.7	100%	$256.2	100%	$281.3	100%

Additional financial information about our operating segments can be found in Note 18 of the consolidated financial statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. The division also sources products internally from Culp China, which is operated by our upholstery fabrics division, as well as from a supplier in Turkey, based on our own designs and production schedule. Additionally, Culp Home Fashions has a mattress cover facility in Haiti (which is now a wholly-owned operation following the fiscal 2021 fourth-quarter acquisition of the remaining fifty percent ownership interest from its former joint venture partner), and also utilizes our Culp China platform for the production of sewn mattress covers. Knitted fabrics are produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is produced solely at the St. Jerome facility following consolidation of our weaving operations during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities offer finished goods distribution capabilities, and the Stokesdale plant houses the division offices.

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

Our sewn mattress cover operation, established during fiscal 2013, has a manufacturing plant in High Point, North Carolina. This facility is leased by the company, and its operation involves a limited capital investment in equipment. In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with a third party mattress cover provider to construct a second leased location for our mattress cover operations in Haiti, and that joint-venture facility began production of mattress covers for our business during the second quarter of fiscal 2018. We completed a 40,000-square foot expansion of this Haiti facility during the second quarter of fiscal 2021 to increase capacity, and during the fourth quarter of fiscal 2021, we acquired the remaining fifty percent ownership interest in this Haiti mattress cover business from our previous joint venture partner, giving us full control over the operation. We expect this strategic acquisition will enhance our ability to effectively manage our global cut and sew platform by further expanding our capacity and improving our flexibility to meet customer demand from this near-shore operation. As noted above, we also utilize our Culp China platform, operated by our upholstery fabrics division, to manufacture sewn mattress covers and to source additional sewn covers from third-party suppliers in Asia. These three manufacturing locations in North Carolina, Haiti, and China give us an on-shore, near-shore, and off-shore supply chain strategy that allows us greater agility in meeting demand for mattress covers from bedding producers.

Fiscal 2018 marked the completion of several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing. In fiscal 2019, we continued these initiatives by consolidating our weaving operations to one facility, our plant in Quebec, Canada, and expanding production of our sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market. Additionally, we continued to expand our design capabilities in fiscal 2019, launching new software and a library system for cataloguing our products to drive marketing and enhance innovation. In fiscal 2020, we further enhanced our design and innovation platform by establishing a dedicated innovation team to develop and offer the latest technologies and forward-looking products, expanding our creative team to complement our innovation strategy, and releasing a new digital library, design simulations, and 3D image rendering capabilities to showcase our designs and marketing tools. We were able to leverage these new technologies during the fourth quarter of fiscal 2020 and throughout fiscal 2021, in the face of COVID-19-related travel restrictions and cancelled tradeshows, to continue showcasing our products and support our customers through virtual design collaboration. In fiscal 2021, we invested in additional knit machines and other equipment to expand fabric capacity in North America. We also enhanced our digital project management platform, which allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising.

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

Sales increased significantly in fiscal 2021, as compared to fiscal 2020, which was materially affected by the COVID-19 disruption. This increase in sales was driven by the consumer focus on the home environment and overall comfort, combined with our ability to service this demand through our global platform. We also benefitted from market share gains across a diversified group of new and existing customers, including further growth in our sewn mattress cover business. Our fabric-to-cover model, as well as our on-shore, near-shore, and off-shore supply chain strategy, provided a preferred platform for our mattress cover customers.

Throughout fiscal 2021, the strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support current demand and serve the needs of our fabric and cover customers. In addition, beginning in the third quarter, we believe the domestic mattress industry and, in turn, our business, began to realize some benefits from the preliminary antidumping duties imposed in October 2020 by the U.S. Department of Commerce on mattress imports from seven countries, and we are cautiously optimistic that this tailwind will continue in fiscal 2022.

Despite the challenging market conditions during fiscal 2019 and 2020, as well as the ongoing impact of COVID-19 during fiscal 2021, we believe our success over the longer term is due to our focus on product innovation and creative designs, service and delivery performance, and our flexible, global platform and long-term supplier relationships that allow us to meet changing customer demands.

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

Following the closure of our manufacturing facility in Anderson, South Carolina, during the second quarter of fiscal 2019, this segment currently operates two manufacturing facilities in Shanghai, China. We market cut and sewn fabric kits produced in these locations, as well as a variety of upholstery fabrics and cut and sewn kits sourced from third party producers, mostly in China and Vietnam. Following the closure of our South Carolina facility, sales of non-U.S. produced upholstery accounted for substantially all of our upholstery fabric sales. Our China facilities in Shanghai include production of cut and sewn kits made to specifications of furniture manufacturing customers using sourced fabrics, as well as design, finishing, warehousing, quality control, and inspection operations. During the fourth quarter of fiscal 2021, we also commenced construction of a new facility in Haiti that will be dedicated to the production of cut and sewn fabric kits. This new facility is expected to be completed during the second quarter of fiscal 2022 and will primarily support demand for an existing upholstery fabrics customer. We continue to expand our marketing efforts to sell our upholstery fabrics products in countries other than the U.S., including the Chinese local market. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our facility in Knoxville, Tennessee.

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

After six consecutive years of sales growth, sales declined in fiscal 2016 and 2017, mainly as a result of a weaker demand environment for upholstered furniture, before increasing by 10% in fiscal 2018 and 3.5% in fiscal 2019. However, sales declined in fiscal 2020 due to the severe disruption from the COVID-19 pandemic during the fourth quarter. Prior to this disruption, we were experiencing a solid year of annual sales, despite the soft retail environment for residential furniture and ongoing issues surrounding international trade agreements and associated tariffs during the first half of the year. In fiscal 2021, our sales recovered from the COVID-19 disruption with strong growth, driven by increased industry demand in our residential business, as well as the benefits of product innovation and opportunities with new and existing customers.  This growth was partially offset by lower sales for our hospitality business, which remained under pressure due to pandemic-related disruptions affecting the travel and leisure industries.

With the strong demand in our residential business, driven by an increased consumer focus on the home environment, our highly durable, stain resistant LiveSmart® performance fabrics, as well as our LiveSmart Evolve™ performance plus sustainability fabrics, remained popular with both existing and new residential furniture customers. These product lines continued to experience growth amidst consumer desire for cleanability, ease of maintenance, and environmentally-conscious products. We believe our success over the longer term is due largely to a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.

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

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations. Until recently, the U.S. bedding industry has largely remained a North American-based business, with limited competition from imports. This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition. Imports of bedding into the U.S. had been increasing gradually in recent years, but this trend significantly accelerated in fiscal 2018 and 2019, especially for lower-priced bedding. China accounted for the largest share of the imported units during these years, but the level of mattress imports entering the U.S. from China began to substantially decline beginning in the fourth quarter of fiscal 2019 in connection with punitive anti-dumping duties imposed by the U.S. Department of Commerce. However, the level of mattress imports from other countries, including Vietnam, Cambodia, Indonesia, Thailand, and Turkey, among others, significantly increased during fiscal 2020 as imports from China declined. The result of the increase in imports during this period, and continuing into fiscal 2021, has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers to those manufacturers, including Culp.

As a result of the continued significant influx of low-priced imports that moved from China to other countries, anti-dumping duty petitions were filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce in March of 2020 against seven countries, including Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, for engaging in unfair trade practices relating to low-priced mattress imports. A countervailing duty petition was also filed against mattresses imported from China. In May of 2020, the ITC issued a preliminary determination finding a reasonable indication that the U.S. mattress industry had been materially injured by unfairly traded mattress imports from these countries, and in October of 2020, the U.S. Department of commerce imposed preliminary antidumping duties on mattress imports from these countries. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the third and fourth quarters of fiscal 2021, and we are cautiously optimistic that this tailwind will continue during fiscal 2022.

A key trend driving the bedding industry is the increased demand for roll-packed/compressed mattresses in both online and traditional sales channels, as consumer acceptance of boxed beds as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for sewn mattress covers. Another important trend is the increased awareness among consumers about the health benefits of better sleep, with an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding. A further trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor, as well as in online sales channels and advertisements. Mattress fabric design efforts are based on current trends in home decor and fashion. Additionally, the growth in non-traditional sources for retail mattress sales, such as online e-commerce channels and wholesale warehouse clubs, has the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity. Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

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

Sales of residential and commercial furniture are affected by variations in the global economy, including economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects. These market conditions, as well as the pace of recovery from these conditions, have been uneven in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses. During fiscal 2021, disruption relating to the COVID-19 pandemic also affected sales trends, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing comfort within the home environment.

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

Additionally, with the ongoing global trade dispute between the U.S. and China, including the imposition of tariffs during fiscal 2019 and the possibility for additional tariffs on China imports, some of our customers began altering their supply chains away from China in late fiscal 2019. While this trend continued in fiscal 2020 and fiscal 2021, we believe Asia remains a preferred location for sourcing of components, including fabric.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 53% of our total net sales for fiscal 2021, compared with 51% for fiscal 2020.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 47% of our sales for fiscal 2021, compared with 49% of for fiscal 2020. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $12.00 per yard.

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

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in North Carolina (Stokesdale and High Point), one in St. Jerome, Quebec, Canada and one in Ouanaminthe, Haiti.  Over the past ten fiscal years, we made capital expenditures of approximately $71 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Knitted fabrics are produced at both our Stokesdale facility and our St. Jerome plant, while production of jacquard mattress fabrics was consolidated into the St. Jerome facility during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, with the St. Jerome plant providing additional capacity and a second location for these processes, along with distribution capabilities. We produce sewn mattress covers at our manufacturing facility in High Point, North Carolina, at our facility in Haiti, and at the manufacturing facilities of our Culp China platform in China. Our High Point facility is a leased space with limited capital investment in equipment. In fiscal 2017, we entered into a 50/50 joint venture with a third party mattress cover provider to construct a second leased location for our mattress cover operations in Haiti, and this joint venture facility began production of mattress covers for our business during the second quarter of fiscal 2018. We completed a 40,000-square foot expansion of this Haiti facility during the second quarter of fiscal 2021 to increase capacity, and during the fourth quarter of fiscal 2021, we acquired the remaining fifty percent ownership interest in this Haiti mattress cover business from our previous joint venture partner, giving us full control of the operation. We expect this strategic acquisition will enhance our ability to effectively manage our global cut and sew platform by expanding our capacity and improving our flexibility to meet customer demand from this near-shore operation. Additionally, we utilize the company’s Culp China platform, operated by our upholstery fabrics division, to manufacture sewn mattress covers. These three manufacturing locations give us an on-shore, near-shore, and off-shore supply chain strategy that allows us greater agility in meeting demand for mattress covers from bedding producers.

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

Our upholstery fabrics facilities in China are located within the same industrial area in Shanghai. At these facilities, we apply value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well. In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide kits that are designed to be placed on specific furniture frames designated by our customers.

During the fourth quarter of fiscal 2021, we also commenced construction of a new facility in Haiti that will be dedicated to the production of cut and sewn upholstery fabric kits. This new facility is expected to be completed during the second quarter of fiscal 2022 and will primarily support demand for an existing upholstery fabrics customer.

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

Product Design and Innovation

Consumer tastes and preferences related to bedding, upholstered furniture, and window treatment products change over time. The use of new fabrics, creative designs, and special production finishes and technologies remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, textures, and performance properties. Culp’s success is largely dependent on our ability to market fabrics and products with appealing designs and patterns, as well as performance properties such as cleanability, stain-resistance, cooling, and sustainability. The process of developing new designs and innovative finishes involves maintaining an awareness of broad fashion and color trends, as well as wellness and other consumer trends, both in the United States and internationally.

In order to enhance our design and innovation creativity, we are launching a new innovation campus in downtown High Point, North Carolina, during fiscal 2022 that will advance the synergies between our mattress fabrics and upholstery fabrics segments. This space will combine our design, innovation, and sales teams for both businesses into a shared location to support collaboration across divisions and pull our top creative talent together to develop new products and technologies based on the latest consumer trends.

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. We invest significant resources to stay ahead of current design trends, including maintaining a trained and active design and innovation staff, investing in research and development activities such as participation in international design shows, and implementing systems for creating, cataloguing, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are drawn to the mattress that is the most visually appealing when walking into a retail showroom or viewing mattress products online, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

Mattress fabric designs are not routinely introduced on a scheduled season. Designs are typically introduced upon the request of the customer as they plan introductions of new products. Additionally, we work closely with our customers on new design offerings around the major furniture markets such as Las Vegas, Nevada, and High Point, North Carolina.

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

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our raw material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. From fiscal 2015 and continuing into fiscal 2018, our profitability was aided by lower raw material prices due to lower oil prices, among other factors. Later in fiscal 2018, we began to experience higher raw material prices. We had a significant escalation of polyester prices due to a global shortage of certain components during the second and third quarters of fiscal 2019, after which these prices stabilized and returned to pre-escalation levels. Our raw material costs were lower in fiscal 2020 compared to the prior year. During fiscal 2021, our raw material costs were mostly flat or slightly down during the first three quarters, as compared to the prior year, but began to escalate during the fourth quarter primarily due to rising oil prices, a higher demand environment, and labor shortages.  We expect these pressures will continue in the short term, resulting in higher raw material prices during fiscal 2022, but prices may gradually flatten as market conditions normalize.

Seasonality

Overall, demand for our products generally depends upon consumer demand for furniture and bedding products, which reflects sensitivity to overall economic conditions, including consumer confidence, unemployment rates, and housing market conditions. During the fourth quarter of fiscal 2020 and continuing into the first quarter of fiscal 2021, the bedding and furniture industries, including manufacturers and retail stores, were adversely affected by closures/restricted operations, supply chain disruption, and economic uncertainty due to the COVID-19 global pandemic. Additionally, disruption relating to the COVID-19 pandemic also affected sales trends in fiscal 2021, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing overall comfort within the home environment. These impacts are not reflective of any seasonal trends in the bedding or furniture industries and are not an indicator that seasonal trends are changing for our business segments.

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business today is less seasonal than it once was. In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the U.S. during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas. This effect has become much less pronounced as the majority of our fabrics are produced or sold in locations outside of the U.S. The timing of the Chinese National Holiday in October and, to a larger extent, the Chinese New Year (which occurs in January or February each year), now have a more significant impact on upholstery sales than the U.S. holiday periods, often causing sales to be higher in advance of these Chinese holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric and mattress cover competitors are BekaertDeslee Textiles (fabric and mattress cover producer), Global Textile Alliance (fabric and mattress cover producer), and several smaller companies producing knitted fabrics, sewn covers, and other fabric. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics by replacing potential sales of our products to those customers.

Upholstery Fabrics Segment

In the upholstery fabrics market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers and converters (companies who buy and re-sell fabrics, but have no manufacturing). We believe our principal upholstery fabric competitors are Dorell Fabrics Co., Morgan Fabrics, Richloom Fabrics, Specialty Textile, Inc. (or STI), and ZhongWang Fabrics, plus a large number of smaller competitors (both manufacturers and converters).

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

Human Capital

Our Employees

As of the end of fiscal 2021, we employed 1,430 people, an increase of 33 employees as compared to the end of the prior fiscal year.  The mattress fabrics segments employed 993 people at fiscal year-end, an increase of 46 employees, while the upholstery segment employed 401 people, a decrease of 18 employees from the prior year.  The decrease in the number of employees in the upholstery fabrics segment in fiscal 2021, as compared to the prior year, was associated with the continued transition of some of our China cut and sew production to our strategic supplier in Vietnam.  The remaining employees comprise the company’s shared services functions.  Approximately 573 employees work in the United States, and 857 are employed in international locations. We employ the vast majority of our employees on a full-time basis.

The hourly employees at our manufacturing facility in Canada (approximately 12% of our workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2023. We are not aware of any efforts to organize any more of our employees, and we believe our employee relations are very good with both our unionized and non-unionized workforce.  Our companywide annual employee turnover rate was approximately 18% during the past fiscal year.

Mission Statement and Values

Our human resources department has adopted a mission statement that embodies our values and goals in the company’s relationships with our employees. The mission statement is as follows:

Culp HR Services is committed to providing outstanding employee support in a mutually respectful, safe, diverse, and collaborative environment through innovative programming that engages our associates and promotes the success of Culp, Inc.

We strive to maintain a welcoming and inclusive workplace. Discrimination on the basis of race, ethnicity, sex, age, religion, national origin, sexual orientation, genetic information, disability, veteran status, or other status protected by law, as well as sexual harassment or harassment of any kind, are not tolerated in our workplaces. Employees have multiple avenues available to report inappropriate behavior, including a dedicated “HR Connection” phone line. All reports of inappropriate behavior are promptly investigated and appropriate action is taken to prevent their recurrence. We also prohibit retaliation against individuals who, in good faith, report any violation of company policies, including unlawful discrimination or harassment.

Along with our mission statement and values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as conflicts of interest, fair dealing, protecting confidential information, appropriate use of company assets, compliance with laws (including, without limitation, anti-corruption and anti-trust laws), workplace safety and environmental stewardship, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, ethical, and responsible manner, and also provides direction for reporting complaints in the event of alleged violations of our policies. Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited.

Employee Recruitment, Development, Engagement, and Wellness

We strive to attract, recruit, and retain employees through competitive compensation and benefit programs that are aligned with those of comparable industries and in the geographic areas where our facilities are located, and in compliance with local regulatory requirements. We also provide development opportunities that support career growth and maintain a wide variety of programs to engage with our employees and promote overall wellness. We believe these efforts support all of our personnel in the workplace and elsewhere in their lives, which in turn aids in our employee satisfaction and retention. Examples include:

•	The Culp-grow program, providing employees with skills assessment and education assistance, such as GED, ESOL, and computer literacy programs
•

Employee participation in community outreach programs, such as a recent lunch delivery program to healthcare workers during the Covid-19 pandemic and a clothing drive and collection of other critical supplies for our neighbors in Haiti

•	Monthly wellness sessions on various health-related topics
•	Meetings and video chats with senior management
•	The CulpVets program, which provides special recognition to military veterans
•	Employee awards and recognition programs

These engagement efforts and programs are continually refined and updated to meet the evolving needs of our workforce.

Safety and Health

The safety and health of our employees is a fundamental priority at Culp. We maintain comprehensive safety monitoring and training programs, with regular reports to senior management on these topics. Our Behavior Based Safety initiative combines awareness programs, observation, and training to enhance continued compliance with safe and healthy practices in our facilities.

Early in the Covid-19 pandemic, comprehensive protocols were developed and followed to allow our manufacturing plants to reopen safely after mandatory shutdowns. Part of our manufacturing capacity was retooled and adapted to produce personal protective equipment (PPE) such as face masks and other medical supplies. When Covid-19 vaccines became available, we hosted vaccination clinics at several of our manufacturing facilities, providing access to vaccines not only for our employees, but also for their families and members of the local communities.

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), Nectar, Casper, and Corsicana. Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 10% of the company’s overall sales in fiscal 2021. These sales include sales to customers who are also subcontractors for Serta Simmons Holdings, LLC. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Franklin, Fusion, Kuka, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HNI Corporation and Wyndham Destinations. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 13% of the company’s consolidated sales in fiscal 2021.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2021		Fiscal 2020		Fiscal 2019
United States	$217,473	72.6%	$189,073	73.8%	$209,089	74.3%
North America (Excluding USA) (1)	32,925	11.0%	27,637	10.8%	29,247	10.4%
Far East and Asia(2)	43,764	14.6%	36,470	14.2%	39,277	14.0%
All other areas	5,558	1.9%	2,986	1.2%	3,712	1.3%
Subtotal (International)	$82,247	27.4%	$67,093	26.2%	$72,236	25.7%
Total	$299,720	100.0%	$256,166	100.0%	$281,325	100.0%

(1)	Of this amount, $27.2 million, $21.7 million, and $22.5 million are attributable to shipments to Mexico in fiscal 2021, 2020, and 2019, respectively.
(2)	Of this amount, $28.1 million, $21.4 million, and $29.8 million are attributable to shipments to China in fiscal 2021, 2020, and 2019, respectively.

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

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On May 2, 2021, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 7, 2021 was $17.2 million, compared with $10.6 million as of the end of fiscal 2020 (for confirmed shipping dates prior to June 8, 2020). Due to the disruption relating to the COVID-19 pandemic during the fourth quarter of fiscal 2020, many customers delayed shipments that were included in the backlog for the fiscal 2020 year, but there were only minimal cancellations of orders.

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

Macroeconomic, Market, and Strategic Risks

The global COVID-19 pandemic has significantly and adversely affected, and may continue to adversely affect, our business, financial position, results of operations, and cash flows.

The global spread of COVID-19 has negatively affected the global and U.S. economy, severely disrupted global supply chains, and created significant volatility and disruption in financial markets, all of which have negatively affected, and continue to negatively affect, the bedding and home furnishings industries, our customers and suppliers, and our business. Many countries, including the countries in which we operate, as well as state and local governmental authorities, have taken various actions to mitigate the spread of COVID-19, including travel restrictions, border closings, stay-at-home orders, quarantine and isolation requirements, restrictions on public gatherings, social distancing measures, mandated closures of non-essential businesses, occupancy limits, and other safety measures. While a number of these restrictions have been lifted as conditions have improved, they have adversely affected, and could continue to adversely affect, our business, results of operations, financial position, and cash flows.

Due to government-mandated closure requirements near the end of March 2020, we shut down our facilities in Canada and Haiti for several weeks. At the same time, we experienced a rapid decline in demand as customers and retail stores began closing or substantially limiting their operations. We took a number of measures in response to the increasingly challenging market conditions, including, among other things, repurposing a portion of our available operations to produce face masks, bedding covers, and fabrics for healthcare operations and consumer health; reducing operating costs by implementing temporary salary reductions, making workforce adjustments to align with demand, suspending merit pay increases, and eliminating the cash compensation paid to our board of directors; aggressively reducing expenses, capital expenditures, and discretionary spending, and working with our vendors and landlords to negotiate temporary terms. We also took steps to safeguard the health of our employees, customers, and the communities we serve, including implementing detailed cleaning and disinfecting processes at our facilities, instituting temperature checks, adhering to social distancing and mask protocols, suspending non-essential travel, restricting visitors, providing remote work opportunities where possible, and offering on-site vaccination clinics to our employees, their families, and the general public. We have continued to monitor and update these procedures, in accordance with CDC recommendations and other local laws and regulatory authorities, throughout the pandemic.

The ongoing COVID-19 pandemic, including localized increases or additional surges in the number of cases, and any additional preventative or protective actions that governmental authorities or we may take in response to the pandemic, may continue to have an adverse effect on our business or the business of our customers, suppliers, or distribution channels, including additional business shutdowns, reduced operations, restrictions on shipping or installing products, reduced consumer demand, reduced availability and/or higher pricing of materials, or the ability of our customers to make payments. In addition, responding to the ongoing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize the health and safety of our employees and customers, cause us to reduce, delay, alter, or abandon strategic initiatives that may otherwise increase our long-term value, and otherwise continue to disrupt our business operations. Also, while we believe the employee-safety measures we have implemented or others we may take in the future are temporary, they may continue until after the pandemic is contained and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related to internal controls and cybersecurity, risks relating to employee willingness to work. Furthermore, these safety measures may not be successful in preventing the spread of the virus among our employees and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any of these claims, even if without merit, could result in costly litigation or further divert management's attention and resources.

The ongoing impact of the COVID-19 pandemic continues to evolve rapidly and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, vaccine availability, adoption, and effectiveness within the markets in which we operate, global supply chain conditions, and the short- and long-term disruption to the global economy, consumer confidence, demand for home furnishings products, unemployment, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our business or on our future financial or operational results; however, the disruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows over time. Furthermore, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A – Risk Factors, any of which could have a material adverse effect on our operations.

In addition, if in the future there is an outbreak of another highly infectious disease or other health concern or epidemic, we may be subject to similar risks as those currently posed by COVID-19.

Continued economic and industry uncertainty could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to variations in the general economy, including the current and evolving negative economic impact of the COVID-19 pandemic. Because purchases of furniture and bedding products are discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business. While we have seen an adverse impact on some of these measures due to the COVID-19 pandemic, we experienced increased demand in our mattress fabrics segment and in the residential side of our upholstery fabrics segment beginning at the end of the first quarter of fiscal 2021, driven by greater consumer focus on the home environment and more discretionary spending being allocated to home furnishings in the face of travel restrictions and other pandemic-related factors. However, we are unable to predict how long this trend will last or to what extent the COVID-19 pandemic may impact the economic and purchasing cycle for home furnishing products (and therefore affect demand for our products) over the short and long term.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share, which would likely result in a loss or decrease our future sales and earnings. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, shipping, energy, foreign currency fluctuations, or labor in the form of price increases and puts downward pressure on our profit margins. Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

Our operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism, any one of which could adversely affect our business and results of operations.

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism. Any of these risks, including without limitation the recent assassination of Haiti’s president and resulting civil unrest, could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels, which could make servicing our customers more difficult and could reduce our sales, earnings, or both in the future.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has compiled a list of products under consideration for potential tariffs on imports from many countries, including China, where a significant amount of our products are produced. Certain tariffs have been imposed, and consideration is ongoing regarding possible additional tariffs and other categories of products subject to the already-imposed tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

In addition to tariffs, the U.S. government considers other proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations or require us to increase prices to customers, which could adversely affect sales. Any significant change in U.S. policy related to imported products could have a material adverse effect on our business and financial results.

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, which we believe has already started to occur, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. Also, if supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, and if illegal transshipments are not monitored and enforcement is not effective to limit them, these shipments could have a material adverse effect on the company’s business, financial condition, results of operations or cash flows. During fiscal 2020, the U.S. mattress industry was affected by continued disruption relating to low-priced mattress imports that moved from China to other countries, which affected demand for our products. As a result, anti-dumping duty petitions were filed with the U.S. International Trade Commission (ITC) and U.S. Department of Commerce in March of 2020 against seven of these countries for engaging in unfair trade practices relating to low-priced mattress imports, and in May of 2020, the ITC reached a preliminary determination allowing these petitions to move forward. In October of 2020, the U.S. Department of Commerce imposed preliminary anti-dumping duties on mattress imports from these countries. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the second half of fiscal 2021. However, despite the imposition of these duties, supply chains could move out of the affected countries to other countries without anti-dumping duties and continue supplying low-priced imports in violation of U.S. trade laws, or there may be a potential risk of illegal transshipments of mattress products from these countries to avoid paying the higher duties, which could negatively affect the company’s business.

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

Our business faces several risks associated with doing business in China

We source a variety of fabrics from a limited number of strategic suppliers in China, and we operate two upholstery manufacturing facilities and three warehouse facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China. The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties or tariffs on Chinese imports, may adversely affect our business, and geo-political pressures associated with the COVID-19 pandemic may continue to introduce additional uncertainty, including with respect to tariffs and freight. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

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

Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any of such future actions could result in charges that could have an adverse effect on our financial condition and results of operations, and there is no assurance that future write-downs of fixed assets, goodwill, or other intangible assets will not occur if business conditions were to deteriorate.

As a result of our impairment assessment conducted during the third quarter of fiscal 2020 and our annual impairment assessment conducted during the fourth quarter of fiscal 2020, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during the fiscal 2020 year. Of the total $33.9 million asset impairment charges, $27.2 million and $6.7 million pertained to goodwill and tradenames, respectively. Due to the asset impairment charge of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of May 2, 2021, and May 3, 2020. See notes 8 and 9 of the notes to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

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

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect earnings. Although our raw material costs were flat or slightly lower during the first three quarters of fiscal 2021, prices began to escalate during the fourth quarter primarily due to rising oil prices, a higher demand environment, and labor shortages. We expect these pressures will continue in the short term, resulting in higher raw material costs during fiscal 2022, but prices may gradually flatten as market conditions normalize. Higher raw material prices result in downward pressure on our profit margins and earnings.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 10% of consolidated net sales in fiscal 2021. These include sales to customers who are also subcontractors for Serta Simmons Holding, LLC. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2021, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Additionally, as a result of the COVID-19 pandemic beginning in the fourth quarter of fiscal 2020, some customers experienced cash flow challenges and requested extended payment terms. During fiscal 2021, our customers returned to making payments based on normal credit terms, as opposed to the extended terms granted during the fourth quarter of fiscal 2020. However, if the negative economic impact of COVID-19 reemerges or if a similar pandemic or another major, unexpected event with negative economic effects occurs, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

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

We increasingly rely on technology systems and infrastructure. Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including internet selling, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks, including phishing attempts, covertly introducing malware to our computers and networks (or the computers and networks of our third-party providers), and impersonating authorized users, among other types of cyber-attacks, that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time, and while we seek to detect and investigate all security incidents and to prevent their recurrence, in some cases we might be unaware of an incident or its magnitude and effect. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information, could damage our business or subject us to unexpected liabilities, expenditures, and recovery time. Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach resulting in the unauthorized release of confidential information with the cost to protect us against such a breach, and we have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or not covered at all by our insurance, and could have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. We have been a target of cybersecurity attacks in the past, and while such attacks have not resulted in a material impact on our operations, business, or customer relationships, such attacks could in the future.

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

Risks Related to Financing Our Operations

We may require funding from external sources, which may not be available at the levels we require or may cost more than we expect. As a result, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. In March 2020, in order to increase balance sheet flexibility during the COVID-19 crisis, we proactively drew down $29.8 million under our $30 million domestic revolving credit facility, as well as an additional $1 million under our $6 million China credit facility. We subsequently repaid these borrowings in full in June of 2020 based on improving business conditions. We believe our available cash, cash equivalents, and cash flow from operations will be enough to finance our operations and expected capital requirements for at least the next 12 months. However, if we experience a sustained decline in revenue relating to the COVID-19 pandemic or other event, there may be periods in which we may require additional external funding to support our operations.

As of May 2, 2021, we had approximately $38 million in combined total borrowing availability under our domestic credit facility and our China credit facility. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, outstanding amounts under the credit facility may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

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

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, quotas, and other regulations, are continually changing. Environmental laws, labor laws, tax laws and regulations (including, without limitation, the Global Intangible Low Taxed Income (“GILTI”) tax provisions), data privacy laws, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs and our taxes, or can require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in High Point, North Carolina. As of the end of fiscal 2021 (May 2, 2021), we leased our corporate headquarters and owned or leased seventeen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	2034

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163	Owned
Stokesdale, North Carolina	Distribution center	220,222	Owned
High Point, North Carolina	Manufacturing	63,522	2029
High Point, North Carolina	Warehouse and offices	65,886	2023 (2)
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
St. Jerome, Quebec, Canada	Warehouse	35,413	2023
Ouanaminthe, Haiti	Manufacturing	80,000	2025 (2)
Ouanaminthe, Haiti	Manufacturing	40,000	2028 (2)

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	2028
Burlington, North Carolina	Design center	13,750	2026
Knoxville, Tennessee	Manufacturing and offices	37,700	2033
Shanghai, China	Manufacturing, warehouse, offices	68,677	2024
Shanghai, China	Manufacturing, warehouse, offices	89,857	2024
Shanghai, China	Warehouse and offices	89,861	2024
Shanghai, China	Warehouse	64,583	2024
Shanghai, China	Warehouse	48,610	2024
Ouanaminthe, Haiti	Manufacturing	90,000	2029 (2)(3)

(1)	Includes all options to renew, except as noted in footnote 2 below.
(2)	These lease agreements have an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.
(3)

In April of fiscal 2021 we entered into an agreement to lease this facility with an initial non-cancelable lease term of eight years and an unspecified number of renewal options. The commencement of the lease term will occur after the construction of the facility is complete, which is expected to be during the second quarter of fiscal 2022 (See Note 13 of the consolidated financial statements for further details).

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

Computershare

P.O. Box 505000

Louisville, KY 40233

Overnight correspondence should be sent to:

Computershare

462 South 4th Street, Suite 1600

Louisville, KY 40202

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (NYSE) under the symbol CULP. As of May 2, 2021, Culp, Inc. had approximately 2,527 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Sidoti & Company, LLC – Anthony Lebiedzinski

Value Line – Simon R. Shoucair

Water Tower Research – Budd Bugatch, CFA

Stonegate Capital Partners, Inc. – Marco Rodriguez, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2021 to March 7, 2021	—	$—	—	$5,000,000
March 8, 2021 to April 4, 2021	—	$—	—	$5,000,000
April 5, 2021 to May 2, 2021	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000

(1)

On March 4, 2020, the board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. As part of our comprehensive response to the COVID-19 pandemic, we announced on April 3, 2020, that our board of directors temporarily suspended the share repurchase program given the ongoing economic disruption and uncertainty. On March 2, 2021, our board of directors reinstated the share repurchase program.

Dividends

On July 15, 2021, our board of directors approved a regular quarterly cash dividend of $0.11 per share. This payment will be made on July 16, 2021, to shareholders of record as of July 9, 2021.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 to $0.11 per share.

During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly dividend payments ranging from $0.10 to $0.105 per share.

During fiscal 2019, dividend payments totaled $4.7 million, which represented quarterly cash dividend payments ranging from $0.09 to $0.10 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2021, 2020, or 2019.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 2, 2021, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2016 and the reinvestment of all dividends during the periods identified.

ITEM 6. SELECTED FINANCIAL DATA

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide the information required by Item 6 of Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report. It also includes management’s analysis of past financial results and certain potential risk factors that may affect future results, as well as approaches that may be used to manage those risks. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report, together with the section of this report titled “Item 1A. RISK FACTORS,” for a discussion of factors that may cause results to differ materially.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2021, 2020, and 2019 included 52 weeks, 53 weeks, and 52 weeks, respectively.

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. Additionally, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture in Ouanaminthe, Haiti during the fourth quarter of fiscal 2021, such that we are now the sole owner with full control of this cut and sewn mattress cover operation.

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC. We also commenced construction on a new facility in Haiti during the fourth quarter of fiscal 2021. This new operation will be dedicated to production of cut and sewn upholstery kits and is expected to begin operating during the second quarter of fiscal 2022. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Discontinued Operation – Home Accessories Segment

Through our June 22, 2018, majority investment in eLuxury, our operations also previously included a home accessories segment, which manufactured, sourced, and sold finished bedding accessory and home good products directly to consumers and businesses through global e-commerce and business-to-business sales channels. However, we sold our ownership interest in eLuxury on March 31, 2020, in order to focus on the company’s core mattress and upholstery fabrics businesses, which we believed would increase our liquidity during the unprecedented disruption arising from the COVID-19 pandemic. This sale of eLuxury resulted in the elimination of our home accessories segment at such time. Accordingly, the results of operations and assets and liabilities for this segment are excluded from the company’s continuing operations for the fiscal 2020 year (and for all prior periods of comparison) and presented as a discontinued operation in this report. See Note 3 – Discontinued Operations, of the consolidated financial statements for further details.

Impact of COVID-19

For a discussion of how COVID-19 has affected and may continue to affect our business and financial condition, see the discussion under the heading “COVID-19 Impact and Business Response” in Part I, Item 1 of this report, as well as the Risk Factors set forth in Part I, Item 1A of this report.

Executive Summary

We evaluate the operating performance of our current business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairment charges, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses.

Results of Continuing Operations

	Twelve Months Ended
(dollars in thousands)	May 2, 2021	May 3, 2020	Change
Net sales	$299,720	$256,166	17.0%
Gross profit from continuing operations	49,832	40,498	23.0%
Gross profit margin from continuing operations	16.6%	15.8%	80	bp
Selling, general, and administrative expenses	37,756	34,424	9.7%
Income (loss) from continuing operations	12,076	(7,568)	N.M.
Operating margin from continuing operations	4.0%	(3.0)%	700	bp
Income (loss) before income taxes from continuing operations	10,880	(7,679)	N.M.
Income tax expense	7,693	3,354	129.4%
Net income (loss) from continuing operations	3,218	(11,158)	N.M.

Net Sales

Overall, our net sales increased 17.0% in fiscal 2021 compared with a year ago, with mattress fabric net sales increasing 20% and upholstery fabric net sales increasing 13.9%. Fiscal 2021 had 52 weeks compared to 53 weeks in fiscal 2020. Also, fiscal 2020 was affected by the severe economic disruption caused by the COVID-19 pandemic during the fourth quarter, as retail home furnishings stores across the country closed and many of our customers shut down or limited their operations for several weeks.

The increase in net sales for both our mattress fabrics and upholstery fabrics segments during fiscal 2021 reflects increased demand driven by a greater consumer focus on the home, combined with our ability to meet this surge in demand and respond quickly to the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.  This increase was partially offset by lower net sales for both segments during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns.

See the Segment Analysis located in the Results of Continuing Operations section below for further details.

Income Before Income Taxes from Continuing Operations

Overall, our income before income taxes from continuing operations was $10.9 million for fiscal 2021, compared with loss before income taxes from continuing operations of $(7.7) million for the prior year. The results for fiscal 2021 include an $819,000 gain on bargain purchase associated with our fourth-quarter acquisition of the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Haiti. It also includes $2.2 million in other expense relating primarily to foreign exchange rate fluctuations associated with our operations in China. Loss before income taxes from continuing operations for fiscal 2020 included non-cash asset impairment charges of $13.7 million associated with goodwill and certain intangible assets, of which $11.5 million related to the mattress fabrics segment and $2.2 million related to the upholstery fabrics segment, a $70,000 restructuring credit associated with the closure of our Anderson, SC, upholstery fabrics facility, as well as $902,000 in other expense.

Our improved operating performance for fiscal 2021 primarily reflects higher sales as compared to the prior year, partially offset by significant pressure from unfavorable foreign exchange rate fluctuations associated with our operations in China, as well as higher SG&A expense primarily due to increased incentive compensation costs. It also reflects pressure from the sales disruption from the COVID-19 pandemic at the beginning of the first quarter that affected both of our segments, along with significant inventory reductions and manufacturing inefficiencies associated with the dramatic ramp up in operations for our mattress fabrics segment during the latter part of the first quarter. We also experienced operating inefficiencies in connection with servicing the surge in demand in the mattress fabrics business during the fourth quarter. Higher freight and raw material costs, as well as disruption in our customers’ supply chains for non-fabric components, also adversely affected our operating performance to some extent during fiscal 2021.

See the Segment Analysis located in the Results of Continuing Operations section below for further details.

Income Taxes

We recorded income tax expense of $7.7 million, or 70.7% of income before income tax expense from continuing operations, in fiscal 2021, compared with income tax expense of $3.4 million, or (43.7%) of loss before income tax expense from continuing operations in fiscal 2020. Income tax expense during fiscal 2021 included a $4.9 million net income tax charge, which consists of an $8.5 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.6 million non-cash income tax benefit to re-establish certain U.S. Federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Income tax during fiscal 2020 included $1.5 million of GILTI tax that did not recur in fiscal 2021 due to the recent change in the GILTI tax regulations noted above. Additionally, our effective income tax rates for fiscal 2021 and fiscal 2020 were adversely affected by the continued shift in the mix of our taxable income that has been mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

During fiscal 2021, we had income tax payments totaling $3.0 million, which mostly represented income tax payments of $4.3 million associated with our foreign operations located in China and Canada, partially offset by income tax refunds of $1.5 million that were associated with our U.S. AMT credit carryforward balance. During fiscal 2020, we had income tax payments totaling $5.0 million, all of which pertained to our foreign operations located in China and Canada.

Refer to Note 12 of the consolidated financial statements for further details regarding our provision for income taxes from continuing operations.

Liquidity

As of May 2, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $46.9 million compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all our outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of 2020 (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of May 2, 2021, would have increased $8.2 million as compared with May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $21.5 million, partially offset by (ii) $6.7 million of capital expenditures that were mostly related to our mattress segment, (iii) cash payments of $954,000 associated with our acquisition of the remaining fifty percent ownership interest in our former unconsolidated joint venture in Haiti, and (iv) cash payments of $5.3 million in the form of regular quarterly dividend payments to shareholders.

Our net cash provided by operating activities of $21.5 million during fiscal 2021 increased $16.5 million compared with $5.0 million during fiscal 2020. The increase reflects higher earnings and a focused attention on working capital management through fiscal 2021.  Additionally, our discontinued operation had net cash used in operating activities totaling $(2.3) million and net cash used in investing activities totaling $(134,000) during fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of May 2, 2021, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 15, 2021, our board of directors approved a regular quarterly cash dividend of $0.11 per share. This payment will be made on July 16, 2021, to shareholders of record as of July 9, 2021.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 to $0.11 per share. During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly dividend payments ranging from $0.10 to $0.105 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Common Stock Repurchases

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

During fiscal 2021, we did not repurchase any shares of common stock. As a result, as of May 2, 2021, we had $5.0 million available for additional repurchases of our common stock. During fiscal 2020, we repurchased 142,496 shares of our common stock at a cost of $1.7 million pursuant to the authorization approved by our board of directors on September 5, 2019.

Results of Continuing Operations

The following table sets forth certain items in our consolidated statements of net income (loss) as a percentage of net sales.

	Fiscal	Fiscal
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	(83.4)	(84.2)
Gross profit from continuing operations	16.6	15.8
Selling, general and administrative expenses	(12.6)	(13.4)
Asset impairments	—	5.4
Restructuring credit	—	—
Income (loss) from continuing operations	4.0	(3.0)
Interest income, net	0.1	0.4
Gain on bargain purchase	0.3	—
Other expense	(0.7)	(0.4)
Income (loss) before income taxes from continuing operations	3.6	(3.0)
Income tax expense *	70.7	(43.7)
Income (loss) from investment in unconsolidated joint venture	—	—
Net income (loss) from continuing operations	1.1	(4.4)

*	Calculated as a percentage of income (loss) before income taxes from continuing operations.

2021 compared with 2020

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 2, 2021	May 3, 2020	Change
Net sales	$157,671	$131,412	20.0%
Gross profit from continuing operations	23,864	16,278	46.6%
Gross profit margin from continuing operations	15.1%	12.4%	270	bp
SG&A expenses	12,066	11,354	6.3%
Income from continuing operations	11,798	4,924	139.6%
Operating margin	7.5%	3.7%	380	bp

Net Sales

Mattress fabrics sales increased 20.0% in fiscal 2021 compared to the prior year, which was materially affected by the COVID-19 pandemic during the fourth quarter.

The increase in net sales for fiscal 2021 generally reflects an increase in demand driven by the strong consumer focus on the home environment, combined with our ability to service the higher demand through our global platform. This increase was partially offset by a decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially in the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns.

During fiscal 2021, we benefitted from our focus on product innovation and creative designs with growth across a diversified group of new and existing customers, including further growth in our sewn mattress cover business.  Our fabric-to-cover model, as well as our on-shore, near-shore, and off-shore supply chain strategy, is proving to be a preferred platform for providing our mattress cover customers with the agility and value they need for their business.

The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support the strong demand trends and serve the needs of our mattress fabrics and cover customers throughout fiscal 2021. We also benefitted from our virtual design capabilities, including our 3D rendering services, which allowed us to strengthen our position with customers. In addition, we believe the domestic mattress industry and, in turn, our business, began to realize some benefits during the third and fourth quarters from the preliminary antidumping duties imposed in October 2020 by the U.S. Department of Commerce on mattress imports from seven countries.

Looking ahead, we are faced with some continued near-term pressures relating to ongoing customer capacity limitations, primarily due to supply chain disruption for non-fabric components and labor shortages, but we expect that most of these headwinds are temporary. Additionally, the ongoing impact and duration of the COVID-19 pandemic remains unknown and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, the short- and long-term disruption on the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The increase in mattress fabrics profitability was primarily due to the higher mattress fabrics sales noted above, offset somewhat by sales disruption from the COVID-19 pandemic during the first quarter. Profits were also adversely affected by significant inventory reductions and manufacturing inefficiencies associated with the dramatic ramp up in our operations during the latter part of the first quarter, as well as operating inefficiencies in connection with servicing a surge in demand in our business during the fourth quarter. In addition, operating performance for fiscal 2021 was pressured by unfavorable foreign exchange rate fluctuations in China and Canada, increased raw material prices and freight costs, and disruption in our customers’ supply chains for non-fabric components. Notably, although we announced a price increase during the fourth quarter of fiscal 2021 to help mitigate higher freight and raw material costs, this action did not take effect until the beginning of fiscal 2022, resulting in a temporary cost-price lag that affected our operating performance for the fourth quarter.

We expect continued near-term pressures relating to increasing raw material and freight costs and ongoing foreign currency fluctuations in China and Canada. We expect that most of these headwinds are temporary and will be mitigated to some extent by recent price increase noted above.

CLASS International Holdings, Ltd. (“CIH”)

Overview

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owned 50% of Class International Holdings, Ltd. (“CIH”). Effective February 1, 2021, (sometimes referred to as the “acquisition date”), Culp International entered into a Share Purchase Agreement with its former joint venture partner pursuant to which Culp International acquired the remaining 50% ownership interest in CIH. CIH produces cut and sewn mattress covers and is housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. We believe having sole ownership of this operation enhances our capacity and increases our flexibility by having near-shore capabilities that help us meet the needs of our mattress cover customers.

Our now-100% ownership interest in connection with this acquisition had a fair value totaling $2.7 million, of which $1.7 million represents the fair value of our previously held 50% ownership interest in CIH, and $954,00 reflects the purchase price that was mostly paid at closing on February 1, 2021, for the remaining 50% ownership interest in CIH. In accordance with ASC Topic 805-10-25-10, we remeasured our previously held 50% ownership interest in CIH at its acquisition date fair value. As of the acquisition date, the fair value of our previously held 50% ownership interest totaling $1.7 million represented its carrying amount, and therefore, no gain or loss was recognized in earnings in connection with the remeasurement.

Assets Acquired and Liabilities Assumed

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Cash and cash equivalents	$62
Accounts receivable	169
Inventory	31
Right of use assets	2,544
Equipment and leasehold improvements	846
Accounts payable	(155)
Gain on bargain purchase	(819)
$2,678

Equipment and leasehold improvements will be depreciated on a straight-line basis over their remaining useful lives ranging from 1 to 10 years.

Gain on Bargain Purchase

Concurrent with our acquisition of the remaining 50% ownership interest in CIH, our former joint venture partner sold its mattress related business to a third party. Our acquisition of the remaining 50% ownership interest in CIH was undertaken due to this sale and the terms negotiated in connection therewith. As a result, the $3.5 million fair value of the identifiable assets acquired and liabilities assumed exceeded the $2.7 million fair value of our now-100% ownership interest. Consequently, in accordance with ASC Topic 825-30-25-4, we (i) reassessed the recognition and measurement of the assets acquired, liabilities assumed, and previously held ownership interest; (ii) gained an understanding why there was a bargain purchase; and (iii) reviewed the rebate and supply agreements that were executed concurrently with the Share Purchase Agreement. As part of our review of the rebate and supply agreements, we verified that the terms of these agreements were consistent with fair market value terms and are considered separate transactions and not considered part of the business combination in accordance with ASC Topic 805-20-25-21. Accordingly, this acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of $819,000, which is reported in the line-item “gain on bargain purchase” in the fiscal 2021 Consolidated Statement of Net Income.

Other

In connection with the Share Purchase Agreement, we entered into a supply agreement and rebate agreement with an affiliated company of our former joint venture partner to secure plant capacity utilization and preserve a sales channel for our mattress cover and fabric products. The supply and rebate agreements are effective as of the acquisition date and are based on future sales orders relative to current market conditions.

The transactions associated with the supply and rebate agreements will be accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. For the period from February 1, 2021, through May 2, 2021, shipments pursuant to the supply agreement were $379,000, and a charge of $25,000 pursuant to the rebate agreement was included in net sales in the fiscal 2021 Consolidated Statement of Net Income.

Acquisition-related costs totaling $30,000 were included in selling, general, and administrative expenses in the fiscal 2021 Consolidated Statement of Net Income.

Actual revenue and net loss from the acquisition date of February 1, 2021, through May 2, 2021, included in our fiscal 2021 Consolidated Statement of Net Income and totaled $379,000 and $(2,000), respectively.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and our investment in an unconsolidated joint venture.

(dollars in thousands)	May 2, 2021	May 3, 2020	% Change
Accounts receivable	$20,427	$12,212	67.3%
Inventory	30,047	26,620	12.9%
Property, plant & equipment	41,264	40,682	1.4%
Right of use assets	4,278	362	N.M.
Investment in unconsolidated joint venture	—	1,602	(100.0)%
	$96,016	$81,478	17.8%

Refer to Note 18 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of May 2, 2021, accounts receivable increased by $8.2 million, or 67.3%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales for the fourth quarter of fiscal 2021 were $42.9 million, an increase of $19.6 million, or 83.9%, compared with net sales of $23.4 million during the fourth quarter of fiscal 2020, which was materially disrupted by the COVID-19 pandemic. Although, we experienced a substantial increase in net sales during the fourth quarter of fiscal 2021, the increase in accounts receivable was partially offset by faster cash collections during the fourth quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. The faster cash collections are due to our customers’ return to making payments based on normal credit terms as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding was 43 days for the fourth quarter of fiscal 2021, compared with 48 days for the fourth quarter of fiscal 2020.

Inventory

As of May 2, 2021, inventory increased by $3.4 million, or 12.9%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the fourth quarter of fiscal 2020 were adversely affected by the economic disruption caused by the COVID-19 pandemic.

Inventory turns were 4.2 during the fourth quarter of fiscal 2021, compared with 3.3 during the fourth quarter of fiscal 2020.

Property, Plant, & Equipment

The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively. The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

As of May 2, 2021, property, plant, and equipment slightly increased compared with May 3, 2020. The slight increase mostly represents (i) capital spending of $6.2 million associated with equipment to expand our capacity in North America to support our future growth plan, along with equipment and leasehold improvements totaling $846,000 that were acquired from CIH; partially offset by (ii) $6.0 million in depreciation expense.

Right of Use Assets

The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively. The $362,000 as of May 3, 2020, represents right of use assets located in the U.S.

As of May 2, 2021, right of use assets increased by $3.9 million compared with May 3, 2020. This increase represents (i) $2.5 million that pertained to building leases acquired from CIH; (ii) $879,000 that pertained to the renewal and amendment of a building lease associated with our mattress cover operation located in the U.S., and (iii) $550,000 that pertained to a new building lease associated with our Canadian mattress fabric operation.

Investment in Unconsolidated Joint Venture

As of May 3, 2020, our investment in unconsolidated joint venture represented our 50% ownership in CIH and was accounted for under the equity method in accordance with ASC Topic 823. Accordingly, the carrying value of our investment in CIH was reported as a single line item in the Consolidated Balance Sheets titled “Investment in unconsolidated joint venture”. Effective February 1, 2021, we entered into an agreement with our former joint venture partner to acquire the remaining 50% interest in CIH. Pursuant to this transaction, we are now sole owner with full control over CIH. Accordingly, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated. Furthermore, the equity method will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 2, 2021		May 3, 2020		% Change
Non-U.S. Produced	$133,029	94%	$113,630	91%	17.1%
U.S. Produced	9,020	6%	11,124	9%	(18.9)%
Total	$142,049	100%	$124,754	100%	13.9%

Upholstery fabrics sales increased 13.9% in fiscal 2021 compared to the prior year, which was materially disrupted by the COVID-19 pandemic during the fourth quarter.

The increase in upholstery fabrics net sales during fiscal 2021 reflects a significant increase in sales for our residential upholstery business compared to the prior-year period, partially offset by lower sales for our hospitality business, which remained under pressure due to pandemic-related disruptions to the travel and leisure industries. The increase in net sales for the year was also partially offset by the decrease in net sales during the first quarter of fiscal 2021 that resulted from the economic disruption caused by the COVID-19 pandemic, especially at the beginning of the first quarter as customers and retail stores were just beginning to resume operations following pandemic-related shutdowns.

The increased demand in our residential upholstery fabrics business was driven primarily by increased consumer focus on the home. We also benefitted from the success of our product innovation strategy, as well as the strength and flexibility of our platform in Asia, including our long-term supplier relationships and our expanded cut and sew capabilities in Vietnam.

Our highly durable, stain-resistant LiveSmart® performance fabrics, as well as our LiveSmart Evolve® performance plus sustainability fabrics, are important drivers of growth in our residential business. These product lines continued to experience strong demand trends amidst consumer desire for cleanability, ease of maintenance, and environmentally-conscious products.

Looking ahead, we are encouraged by the continuing strong backlog and demand trends in our residential upholstery business. We are also pleased to be expanding our capacity for cut and sewn upholstery kits with a new production facility in Haiti, which is expected to be completed during the second quarter of fiscal 2022. We believe the solid sales performance in our residential upholstery business will continue during fiscal 2022, absent additional pandemic-related shutdowns or material disruption in our customers’ supply chains for non-fabric components. We are also cautiously optimistic that as vaccine rollouts continue, pent up demand for travel and leisure activities will ultimately benefit our hospitality business, although the timing of this return remains uncertain. However, the ongoing economic and health effects of the COVID-19 pandemic, as well as the duration of such effects, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the ongoing impact of the pandemic on our upholstery fabrics segment, but note that if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 2, 2021	May 3, 2020	Change
Gross profit from continuing operations	$25,968	$24,220	7.2%
Gross profit margin from continuing operations	18.3%	19.4%	(110	) bp
SG&A expenses	14,092	14,353	(1.8)%
Income from continuing operations	11,876	9,867	20.4%
Operating margin	8.4%	7.9%	50	bp

The increase in upholstery fabrics profitability was primarily due to the increase in sales noted above, offset somewhat by unfavorable China foreign exchange rate fluctuations and reduced demand in our hospitality business.

Looking ahead, we expect that certain near-term headwinds, including rising freight and raw material costs and ongoing China foreign exchange rate fluctuations, may temporarily pressure our profitability during fiscal 2022. However, we expect that our recent price increase initiated at the end of the fourth quarter of fiscal 2021 will help mitigate the ongoing China foreign exchange rate fluctuations to some extent.

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	May 2, 2021	May 3, 2020	% Change
Accounts receivable	$17,299	$12,881	34.3%
Inventory	25,870	21,287	21.5%
Property, plant & equipment	1,925	1,633	17.9%
Right of use assets	5,945	1,633	264.1%
	$51,039	$37,434	36.3%

Accounts Receivable

As of May 2, 2021, accounts receivable increased by $4.4 million, or 34.3%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales for the fourth quarter of fiscal 2021 were $36.1 million, an increase of $12.1 million, or 50.4%, compared with net sales of $24.0 million during the fourth quarter of fiscal 2020, which was materially disrupted by the COVID-19 pandemic. Although we experienced a substantial increase in net sales during the fourth quarter of fiscal 2021, the increase in accounts receivable was partially offset by faster cash collections during the fourth quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. The faster cash collections are due to our customers’ return to making payments based on normal credit terms, as opposed to the extended terms granted during the fourth quarter of fiscal 2020 in response to the COVID-19 pandemic.

Days’ sales outstanding was 42 days for the fourth quarter of fiscal 2021, compared with 47 days for the fourth quarter of fiscal 2020.

Inventory

As of May 2, 2021, inventory increased $4.6 million, or 21.5%, compared with May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021, compared with the fourth quarter of fiscal 2020. Net sales during the fourth quarter of fiscal 2020 were adversely affected by the economic disruption caused by the COVID-19 pandemic.

Inventory turns were 4.6 during the fourth quarter of fiscal 2021, compared with 3.8 during the fourth quarter of fiscal 2020.

Property, Plant, & Equipment

The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,00 located in the U.S. and China, respectively. The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

Right of Use Assets

The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively. The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 of located in the U.S. and China, respectively.

As of May 2, 2021, right of use assets increased by $4.3 million, or 264.1%, compared with May 3, 2020. This increase mostly pertains to the renewal or the modification of lease terms associated with all our building leases associated with our operations located in China totaling $5.5 million, partially offset by amortization expense of $1.6 million.

Discontinued Operation - Home Accessories Segment

As previously disclosed, we sold our majority ownership interest in eLuxury, LLC (“eLuxury”) during the fourth quarter of fiscal 2020, resulting in the elimination of our home accessories segment at such time. Accordingly, there are no results of operations for the home accessories segment reported in our continuing operations during fiscal 2021 and there were no assets and liabilities reported in our Consolidated Balance Sheets as of May 2, 2021, and May 3, 2020. See Note 3 – Home Accessories Segment - Discontinued Operation, of the consolidated financial statements for further details, and see the section titled “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – 2020 compared with 2019 – Segment Analysis – Discontinued Operation – Home Accessories Segment” in our Form 10-K filed with the Securities and Exchange Commission on July 17, 2020, for the fiscal year ended May 3, 2020, for additional information.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 2, 2021	May 3, 2020	% Change
Selling, general, and administrative expenses	$37,756	$34,424	9.7%
Asset impairments	—	13,712	(100.0)%
Restructuring credit	—	70	(100.0)%
Interest expense	51	106	(51.9)%
Interest income	244	897	(72.8)%
Gain on bargain purchase	819	—	100.0%
Other expense	2,208	902	144.8%

Selling, General, and Administrative Expenses

SG&A expense increased during fiscal 2021, as compared to the prior year, due mostly to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets, partially offset by our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic. These significant cost cutting measures primarily related to compensation and included (i) implementing temporary salary reductions, (ii) making workforce adjustments to align with demand, (iii) suspending merit pay increases, and (iv) aggressively reducing discretionary spending such as professional fees, travel and entertainment expenses, and certain marketing expenses.

Asset Impairments

During the fourth quarter of fiscal 2020, we recorded non-cash asset impairment charges totaling $13.7 million associated with goodwill and certain intangible assets, of which $11.5 million related to the mattress fabrics segment and $2.2 million related to the upholstery fabrics segment. These asset impairment charges were the result of our annual assessments of impairment regarding our goodwill and tradename that were performed as of May 3, 2020, in accordance with ASC Topic 350 Intangibles – Goodwill and Other. See Notes 8, 9, and 15 of the consolidated financial statements for further details regarding our assessments of impairment, conclusions reached, and the performance of our quantitative impairment tests.

Interest Expense

During fiscal 2021, our interest expense was attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty associated with the COVID-19 global pandemic. As a result of this uncertainty and its overall effect on our business, we proactively borrowed $30.8 million from our lines of credit and applied for and received a $7.6 million loan pursuant to the SBA’s Paycheck Protection Program (“PPP”). During the first quarter of fiscal 2021, we repaid in full the PPP loan and all the borrowings outstanding on our lines of credit as of May 3, 2020. Additionally, we did not incur any interest expense after the first quarter of fiscal 2021, as there were no borrowings outstanding on our line of credit agreements after such time.

The interest expense incurred during fiscal 2020 reflects our historically low level of borrowings outstanding.

Interest Income

Interest income reflects interest earned on our current investments of excess cash held in money market funds, short-term mutual bond funds, and investment-grade U.S. corporate, foreign, and government bonds, as well as interest earned on money market and mutual fund investments associated with our rabbi trust that funds our deferred compensation plan obligation. The decrease in interest income during fiscal 2021 compared with fiscal 2020 is due to mostly to a decrease in interest rates associated with these investments.

Gain on Bargain Purchase

Effective February 1, 2021, Culp International, a wholly-owned subsidiary of the company, acquired the remaining 50% ownership interest in CIH from its former joint venture partner. Pursuant to this transaction, we are now the sole owner with full control over CIH. The gain from bargain purchase represents the net assets acquired from this transaction that exceeded the $954,000 total purchase price.

See Note 2 - Business Combination Achieved in Stages, of the consolidated financial statements and see also the section titled “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – 2021 compared with 2020 – Segment Analysis – Mattress Fabrics Segment - CLASS International Holdings, Ltd. (“CIH”)” of this Form 10-K for further details.

Other Expense

In accordance with ASC Topic 830 Foreign Currency Matters, management assesses certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The increase in other expense during fiscal 2021, as compared with fiscal 2020, is due mostly to significantly more unfavorable currency exchange rates associated with our operations located in China that were applied against balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During fiscal 2021, we reported foreign exchange rate losses totaling $1.4 million, compared with foreign exchange rate gains totaling $42,000 reported during fiscal 2020.

The $1.4 million foreign exchange rate losses incurred during fiscal 2021, which were mostly non-cash, were mostly offset by $1.3 million in income tax benefits, which reduced our income tax payments. These income tax benefits were associated with income tax deductible foreign exchange rate losses based on more unfavorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate losses incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are income tax deductible as we incur income tax expense and pay income taxes in China’s local currency.

See the Income Taxes – Effective Income Tax Rate & Income Tax Expense section below for further details on the income tax effects of the foreign exchange rate losses (gains) associated with our China operations on our consolidated effective income tax rate for fiscal 2021 and 2020, respectively.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $7.7 million, or 70.7% of income before income tax expense from continuing operations, in fiscal 2021, compared with income tax expense of $3.4 million, or (43.7%) of loss before income tax expense from continuing operations, in fiscal 2020. The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2021	2020
U.S. federal income tax rate	21.0%	21.0%
valuation allowance	78.4	(1.6)
income tax effects of the 2017 Tax Cuts and Jobs Act	(33.8)	—
global intangible low taxed income tax (GILTI)	—	(19.0)
foreign tax rate differential	10.9	(5.4)
income tax effects of Chinese foreign exchange gains and losses	(8.4)	(5.0)
withholding taxes associated with foreign tax jurisdictions	7.7	(16.0)
income tax effects of impairment of nondeductible goodwill	—	(11.3)
other	(5.1)	(6.4)
	70.7%	(43.7)%

Income tax expense during fiscal 2021 included a $4.9 million net income tax charge, which consists of an $8.5 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.6 million non-cash income tax benefit to re-establish certain U.S. Federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Income tax during fiscal 2020 included $1.5 million of GILTI tax that did not recur in fiscal 2021 due to the recent change in the GILTI tax regulations noted above. Additionally, our effective income tax rates for fiscal 2021 and fiscal 2020 were adversely affected by the continued shift in the mix of our taxable income that has been mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

GILTI

Pursuant to the TJCA, GILTI became effective during our fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded an income tax charge totaling $1.9 million during fiscal 2020.

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

As a result of the newly enacted regulations, we recorded an income tax benefit of $3.6 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.6 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Deferred Income Taxes – Valuation Allowance

In accordance with ASC Topic 740, we evaluate the realizability of our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during the last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed that it was more likely than not that our U.S. deferred income taxes would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of May 2, 2021, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we have a recent history of significant cumulative U.S. taxable losses, and we have experienced U.S. taxable losses during each of the last three fiscal years. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets totaling $11.7 million as of May 2, 2021.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding the valuation allowance against our U.S. net deferred income taxes.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. As of May 2, 2021, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and therefore, would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment is consistent with prior years. Accordingly, as of May 2, 2021, we recorded a deferred income tax liability associated with our undistributed earnings from foreign subsidiaries of $3.5 million.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our deferred income tax liability associated with the undistributed earnings from our foreign subsidiaries.

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

As of May 2, 2021, we had a $1.4 million total gross unrecognized income tax benefit that relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, significant change associated with this income tax benefit is not expected within the next fiscal year.

U.S. federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2016 and subsequent.

Refer to Note 12 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2021	2020
United States Federal - AMT credit refunds	$(1,510)	$—
United States Federal - transition tax	226	—
China	2,874	3,397
Canada	1,408	1,598
	$2,998	$4,995

U.S. Alternative Minimum Tax (AMT)

In accordance with the TCJA, corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each of our fiscal years 2021 and 2022, respectively. We received our first 50% installment totaling $746,000 during the first quarter of fiscal 2021. In accordance with the CARES Act, 100% of AMT credit carryforwards for tax years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment plus interest totaling $764,000 during the second quarter of fiscal 2021.

Future Liquidity

Although we will pay income taxes associated with our subsidiaries located in China and Canada, we currently expect U.S. cash taxes to be minimal during fiscal 2022. Pursuant to the TCJA, we elected to pay the U.S. Federal transition tax in annual installments over a period of eight years, of which $266,000 is due on August 15, 2021. Additionally, we currently we do not expect to pay any income taxes in the U.S. on a cash basis during fiscal 2022 due to: (i) our exclusion from GILTI tax as a result of U.S. Treasury regulations finalized and enacted on July 20, 2020; (ii) the immediate expensing of U.S. capital expenditures, and (iii) our existing U.S. Federal net operating loss carryforwards totaling $19.4 million.

2020 compared with 2019

For a comparison of our results of operations for the fiscal years ended May 3, 2020, and April 28, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 3, 2020, filed with the SEC on July 17, 2020.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents and short-term investments (available for sale) of $42.6 million as of May 2, 2021, and our cash flow from operations, will be sufficient to fund our business needs, commitments, and contractual obligations.

As of May 2, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments’) totaled $46.9 million compared with $77.1 million as of May 3, 2020.

The decrease in our cash and investments from the end of fiscal 2020 is attributable to repayment of all our outstanding borrowings associated with our U.S. and China lines of credit and the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of 2020 (such loan, the “PPP loan”), which borrowings totaled $38.4 million. Excluding the repayments made on our lines of credit and the PPP loan, our cash and investments as of May 2, 2021, would have increased $8.2 million as compared with May 3, 2020. This increase was mostly due to (i) net cash provided by operating activities totaling $21.5 million, partially offset by (ii) $6.7 million of capital expenditures that were mostly related to our mattress segment, (iii) cash payments of $954,000 associated with our acquisition of the remaining fifty percent ownership interest in our former unconsolidated joint venture in Haiti, and (iv) cash payments of $5.3 million in the form of regular quarterly dividend payments to shareholders.

Our net cash provided by operating activities of $21.5 million during fiscal 2021 increased $16.5 million compared with $5.0 million during fiscal 2020. The increase reflects higher earnings and a focused attention on working capital management through fiscal 2021.  Additionally, our discontinued operation had net cash used in operating activities totaling $(2.3) million and net cash used in investing activities totaling $(134,000) during fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from the company and the former non-controlling interest holder of eLuxury, totaling $2.4 million during fiscal 2020. We believe our liquidity has improved in the absence of the former home accessories segment due to the significant losses incurred by that segment and the funding of its working capital requirements primarily by us through loans and capital contributions that are no longer required.

As of May 2, 2021, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further details.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt on accounts receivable. Additionally, our liquidity will be affected by our strategic investments in working capital, planned capital expenditures, and the start-up of our new upholstery fabrics operation located in Haiti.

By Geographic Area

We currently hold cash and investments in the U.S. and our foreign jurisdictions to support operational requirements, to mitigate our risk related to foreign exchange rate fluctuations, and for U.S. and foreign income tax planning purposes.

A summary of our cash and investments by geographic area follows:

	May 2,	May 3,
(dollars in thousands)	2021	2020
United States	$34,465	$65,327
China	10,635	10,531
Canada	1,525	1,160
Haiti	220	—
Cayman Islands	8	42
	$46,853	$77,060

As discussed above, the decrease in our cash and investments, specifically in the U.S., as of May 2, 2021, compared with May 3, 2020, is attributable to repayment of all the outstanding borrowings associated with our lines of credit and PPP loan, which totaled $38.4 million.

Dividend Program

On June 15, 2021, our board of directors approved a regular quarterly cash dividend of $0.11 per share. This payment will be made on July 16, 2021, to shareholders of record as of July 9, 2021.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 to $0.11 per share. During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly dividend payments ranging from $0.10 to $0.105 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Common Stock Repurchases

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

During fiscal 2021, we did not repurchase any shares of common stock. As a result, as of May 2, 2021, we had $5.0 million available for additional repurchases of our common stock. During fiscal 2020, we repurchased 142,496 shares of our common stock at a cost of $1.7 million pursuant to the authorization approved by our board of directors on September 5, 2019.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less deferred revenue and accounts payable-trade and capital expenditures) was $50.2 million as of May 2, 2021, compared with $49.4 million as of May 3, 2020. Operating working capital turnover was 6.4 during the fourth quarter of fiscal 2021 compared with 5.1 during the fourth quarter fiscal 2020.

Accounts Receivable

Accounts receivable as of May 2, 2021, were $37.7 million, an increase of $12.6 million, or 50.3%, compared with $25.1 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020, which was adversely affected by the economic disruption caused by the COVID-19 global pandemic. Net sales for the fourth quarter of fiscal 2021 were $79.1 million, an increase of $31.7 million, or 66.9%, compared with net sales of $47.4 million during the fourth quarter of fiscal 2020.

Days’ sales outstanding was 43 days for the fourth quarter of fiscal 2021, as compared with 47 days for the fourth quarter of fiscal 2020.

Inventory

Inventories as of May 2, 2021, were $55.9 million, an increase of $8.0 million, or 16.7%, compared with $47.9 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 as compared with the fourth quarter of fiscal 2020. Net sales during the fourth quarter of fiscal 2020 were adversely affected by the economic disruption caused by COVID-19.

Inventory turns were 4.8 during the fourth quarter of fiscal 2021, compared with 3.5 during the fourth quarter of fiscal 2020.

Accounts Payable

Accounts payable - trade as of May 2, 2021, were $42.5 million, an increase of $19.5 million, or 84.9%, compared with $23.0 million as of May 3, 2020. This increase reflects the substantial increase in net sales during the fourth quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020. Net sales during the fourth quarter of fiscal 2020 were adversely affected by the economic disruption caused by the COVID-19 pandemic. In addition, the increase in accounts payable is due to longer credit terms obtained from certain vendors during fiscal 2021.

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

The Company has elected to early adopt the amendment to Item 303 of Regulation S-K and, accordingly, is no longer required to provide a contractual obligation table. However, please refer to the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and the applicable Note references to our consolidated financial statements noted below for disclosure of the cash requirements associated with these items.

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

As of May 2, 2021, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among amount other things, that we maintain compliance with certain financial covenants. As of May 2, 2021, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Leases

Refer to Note 13 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of May 2, 2021, we had total amounts due regarding capital expenditures totaling $348,000 which pertained to outstanding vendor invoices, none of which were financed. Additionally, as of May 2, 2021, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $1.6 million.

Uncertain Income Tax Positions

As of May 2, 2021, we had $1.4 million of total gross unrecognized tax benefits, which primarily relate to double taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis were $6.7 million during fiscal 2021, compared with $4.6 million during fiscal 2020. Capital expenditures for fiscal 2021 and 2020 mostly related to our mattress fabrics segment.

Depreciation expense was $6.8 million during fiscal 2021, compared with $7.8 million during fiscal 2020. Depreciation expense for fiscal 2021 and 2020 mostly related to our mattress fabrics segment.

For fiscal 2022, we are currently projecting cash capital expenditures on a consolidated basis to be in the range of $9 million to $10 million. Our capital expenditures will focus on the following areas:

•	Maintenance level of capital spending centered on our mattress fabrics segment;
•	Equipment and leasehold improvements associated with Read;
•	Information technology infrastructure and security; and
•	Equipment and leasehold improvements associated with our new design and innovation campus located in downtown High Point, NC.

Depreciation expense on a consolidated basis is projected to be approximately $7 million during fiscal 2022. The estimated depreciation expense for fiscal 2022 mostly relates to our mattress fabrics segment.

The estimated capital expenditures and depreciation expense for fiscal 2022 are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in our plans for capital expenditures and expectations for related depreciation expense. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $3.9 million during fiscal 2021 and $4.0 million during fiscal 2020. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $45.9 million, or 15.3% of net sales, during fiscal 2021, and $36.5 million, or 14.2% of net sales, during fiscal 2020.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

Critical Accounting Estimates

U.S. generally accepted accounting principles require us to make estimates and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. Our estimates are based on (i) currently known facts and circumstances, (ii) prior experience, (iii) assessments of probability, (iv) forecasted financial information, and (v) assumptions that management believes to be reasonable but that are inherently uncertain and unpredictable. We use our best judgment when measuring these estimates, and if warranted, use external advice. Due to the uncertain and unpredictable nature of our estimates, actual results could differ from the estimates that were previously reported in our consolidated financial statements.

As of May 2, 2021, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material affect on our financial condition or results of operations. For a discussion of all our significant accounting policies, including our critical accounting policies, refer to Note 1 of the consolidated financial statements.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand in each product to decide which patterns and styles to hold in inventory, the availability of low-cost imported products and shifts in consumer preferences and styles subject the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Historical experience has shown that the most significant indicator that would require inventory markdowns is the age of the inventory and the planned discontinuance of certain fabric patterns. As a result, we provide inventory valuation markdowns based upon set percentages for inventory aging categories of six, nine, twelve, and fifteen-months that are determined based on historical experience and judgment. Also, we provide inventory valuation write-downs based on the planned discontinuation of certain products based on current market values at the time of assessment compared with their current carrying values. While management believes that adequate markdowns for inventory have been made in the consolidated financial statement, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional inventory markdowns in the future.

As of May 2, 2021, and May 3, 2020, the reserve for inventory markdowns was $6.1 million and $6.8 million, respectively.

Income Taxes – Valuation Allowance

In accordance with ASC Topic 740 Income Taxes, we evaluate the realizability of our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

To determine if a valuation allowance is required or needs to be subsequently reversed, we use significant judgment when considering the effect of all positive and negative evidence identified and giving weight to that evidence. The weight given to the potential effect of positive and negative evidence is based on the extent to which it can be objectively verified. Our judgments are often based on estimates that are derived from (i) forecasted financial information, (ii) assumptions on when certain taxable or deductible events will occur, and (iii) interpretation of complex income tax laws and regulations.

As of May 2, 2021, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $11.7 million. As of May 3, 2020, we recorded a partial valuation allowance of $3.1 million that pertained to certain U.S. state loss carryforwards and a U.S. capital loss carryforward. No valuation allowances were recorded against any deferred income tax asset balances associated with our operations located in China and Canada as of May 2, 2021, and May 3, 2020.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of May 2, 2021, and May 3, 2020.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date fair value.

Compensation expense for performance-based restricted stock units is recognized based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Previously recognized compensation cost on performance goals that were previously deemed probable and subsequently were not met or not expected to be met is reversed. Determining the probability of the vesting of our performance-based restricted stock units requires judgment, including assumptions used to forecast future financial results. While our forecasts of future financial results represent management’s best estimates, these involve inherent uncertainties. As a result, if we revised our assumptions and estimates during the vesting period, our stock-based compensation expense could be materially different than previously expected.

We estimate the fair value of our performance-based restricted stock units that have a market condition using a Monte Carlo valuation model. The Monte Carlo valuation model incorporates inputs and complex assumptions that include (i) the closing price of our common stock at the respective grant date, (ii) expected volatility of our common stock, (iii) expected volatility and correlation coefficient of our peer companies that are approved by the Compensation Committee of our board of directors, (iv) risk-free interest rate, and (v) dividend yield. The determination of the inputs and complex assumptions used, and the application of the Monte Carlo valuation model, requires significant judgment by management and advice from an external advisor.

There were no performance-based restricted stock units granted during fiscal 2021.

We recorded $1.3 million, $614,000, and $130,000 of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2021, 2020, and 2019, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2021.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2022 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit agreements.

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.71% as of May 2, 2021) as a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of May 2, 2021, there were no borrowings outstanding under our U.S. revolving credit agreement. Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of May 2, 2021, there were no borrowings outstanding under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of May 2, 2021, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of May 2, 2021, and May 3, 2020, the related consolidated statements of net income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 2, 2021, and May 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 16, 2021, expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

July 16, 2021

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 2, 2021 and May 3, 2020	2021	2020
ASSETS
current assets:
cash and cash equivalents	$37,009	$69,790
short-term investments - available for sale	5,542	923
short-term investments - held to maturity	3,161	4,271
accounts receivable, net	37,726	25,093
inventories	55,917	47,907
current income taxes receivable	—	1,585
other current assets	3,852	2,116
total current assets	143,207	151,685
property, plant and equipment, net	44,003	43,147
intangible assets	3,004	3,380
long-term investments - rabbi trust	8,415	7,834
long-term investments - held-to-maturity	1,141	2,076
right of use asset	11,730	3,903
investment in unconsolidated joint venture	—	1,602
deferred income taxes	545	793
other assets	2,035	664
total assets	$214,080	$215,084
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
line of credit - China operations	$—	$1,015
Paycheck Protection Program loan	—	7,606
accounts payable - trade	42,540	23,002
accounts payable - capital expenditures	348	107
operating lease liability - current	2,736	1,805
deferred revenue	540	502
accrued expenses	14,839	5,687
income taxes payable - current	229	395
total current liabilities	61,232	40,119
line of credit - U.S. operations	—	29,750
accrued expense - long-term	—	167
operating lease liability - long-term	6,821	2,016
income taxes payable - long-term	3,326	3,796
deferred income taxes	5,330	1,818
deferred compensation	8,365	7,720
total liabilities	85,074	85,386
commitments and contingencies (notes 11 and 13)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,312,822 at May 2, 2021 and 12,284,946 at May 3, 2020	616	615
capital contributed in excess of par value	43,807	42,582
accumulated earnings	84,437	86,511
accumulated other comprehensive income (loss)	146	(10)
total equity	129,006	129,698
total liabilities and equity	$214,080	$215,084

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

For the years ended May 2, 2021, May 3, 2020, and April 28, 2019

(dollars in thousands, except per share data)	2021	2020	2019
net sales	$299,720	$256,166	$281,325
cost of sales	(249,888)	(215,668)	(235,556)
gross profit from continuing operations	49,832	40,498	45,769
selling, general and administrative expenses	(37,756)	(34,424)	(33,243)
asset impairments	—	(13,712)	—
restructuring credit	—	70	825
income (loss) from continuing operations	12,076	(7,568)	13,351
interest expense	(51)	(106)	(35)
interest income	244	897	789
gain on bargain purchase	819	—	—
other expense	(2,208)	(902)	(1,383)
income (loss) before income taxes from continuing operations	10,880	(7,679)	12,722
income tax expense	(7,693)	(3,354)	(6,537)
income (loss) from investment in unconsolidated joint venture	31	(125)	(114)
net income (loss) from continuing operations	3,218	(11,158)	6,071
loss before income taxes from discontinued operation	—	(17,577)	(726)
income tax benefit	—	68	113
net loss from discontinued operation	—	(17,509)	(613)
net income (loss)	$3,218	$(28,667)	$5,458
net income (loss) from continuing operations per share-basic	$0.26	$(0.90)	$0.49
net income (loss) from continuing operations per share-diluted	$0.26	$(0.90)	$0.48
net loss from discontinued operation per share-basic	$—	$(1.41)	$(0.05)
net loss from discontinued operation per share-diluted	$—	$(1.41)	$(0.05)
net income (loss) from per share-basic	$0.26	$(2.32)	$0.44
net income (loss) per share-diluted	$0.26	$(2.32)	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended May 2, 2021, May 3, 2020, and April 28, 2019

	2021	2020	2019
net income (loss)	$3,218	$(28,667)	$5,458

other comprehensive income (loss)

unrealized gain on foreign currency cash flow hedge, net of tax

unrealized holding loss on foreign currency cash flow hedge	—	—	(9)
reclassification adjustment for realized loss on foreign currency cash flow hedge	—	—	64
total unrealized gain on foreign currency cash flow hedge	—	—	55

unrealized gain (loss) on investments, net of tax

unrealized holding gain (loss) on investments	162	(60)	(24)
reclassification adjustment for realized (gain) loss included in net income (loss)	(6)	10	94
total unrealized gain (loss) on investments	156	(50)	70

total other comprehensive income (loss)	156	(50)	125

comprehensive income (loss)	3,374	(28,717)	5,583
Plus: comprehensive loss attributable to non-controlling interest
associated with discontinued operation	—	4,674	218
comprehensive income (loss) attributable to Culp Inc. common shareholders	$3,374	$(24,043)	$5,801

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shareholders' equity attributable to Culp Inc.
(dollars in thousands, except common stock shares)			Capital		Accumulated		Non-Controlling
			Contributed		Other		Interest
For the years ended May 2, 2021, May 3, 2020,	Common Stock		in Excess	Accumulated	Comprehensive		Discontinued	Total
and April 28, 2019	Shares	Amount	of Par Value	Earnings	(Loss) Income	Total	Operation	Equity
Balance, April 29, 2018	12,450,276	$623	$48,203	$114,635	$(85)	$163,376	$—	$163,376
net income (loss)	—	—	—	5,676	—	5,676	(218)	5,458
acquisition of subsidiary with non-controlling interest - discontinued operation	—	—	—	—	—	—	4,532	4,532
stock-based compensation	—	—	130	—	—	130	—	130
unrealized gain on foreign currency cash flow hedge instrument	—	—	—	—	55	55	—	55
unrealized gain on investments					70	70		70
common stock issued in connection with vesting of performance-based restricted stock units	136,996	7	(7)	—	—	—	—	—
immediately vested common stock awards	6,548	—	—	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	1,200	—	—	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(43,037)	(2)	(1,317)	—	—	(1,319)	—	(1,319)
common stock repurchased	(160,823)	(8)	(3,315)	—	—	(3,323)	—	(3,323)
dividends paid	—	—	—	(4,732)	—	(4,732)	—	(4,732)
Balance, April 28, 2019	12,391,160	620	43,694	115,579	40	159,933	4,314	164,247
net loss	—	—	—	(23,993)	—	(23,993)	(4,674)	(28,667)
capital contribution from non-controlling interest - discontinued operation	—	—	—	—	—	—	360	360
stock-based compensation	—	—	614	—	—	614	—	614
unrealized loss on investments	—	—	—	—	(50)	(50)	—	(50)
common stock issued in connection with vesting of performance-based restricted stock units	15,638	1	(1)	—	—	—	—	—
immediately vested common stock awards	23,664	1	(1)	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(3,020)	—	(51)	—	—	(51)	—	(51)
common stock repurchased	(142,496)	(7)	(1,673)	—	—	(1,680)		(1,680)
dividends paid	—	—	—	(5,075)	—	(5,075)	—	(5,075)
Balance, May 3, 2020	12,284,946	615	42,582	86,511	(10)	129,698	—	129,698
net income	—	—	—	3,218	—	3,218	—	3,218
stock-based compensation	—	—	1,251	—	—	1,251	—	1,251
unrealized gain on investments	—	—	—	—	156	156	—	156
common stock issued in connection with vesting of performance-based restricted stock units	8,843	—	—	—	—	—	—	—
immediately vested common stock awards	21,220	1	(1)	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(2,187)	—	(25)	—	—	(25)	—	(25)
dividends paid	—	—	—	(5,292)	—	(5,292)	—	(5,292)
Balance, May 2, 2021	12,312,822	$616	$43,807	$84,437	$146	$129,006	$—	$129,006

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 2, 2021, May 3, 2020, and April 28, 2019

(dollars in thousands)	2021	2020	2019
cash flows from operating activities:
net income (loss)	$3,218	$(28,667)	$5,458
adjustments to reconcile net income (loss) to net cash provided by operating activities:
depreciation	6,846	7,827	8,117
amortization	466	647	780
asset impairments	—	33,914	—
reversal of contingent consideration associated with discontinued operation	—	(6,081)	—
loss on disposal of discontinued operation	—	1,606	—
stock-based compensation	1,251	614	130
deferred income taxes	3,760	(1,694)	2,027
gain on bargain purchase	(819)	—	—
gain on sale of property, plant, and equipment	(57)	(238)	(1,452)
(income) loss from investment in unconsolidated joint venture	(31)	125	114
realized (gain) loss on sale of short-term investments (available for sale)	(6)	10	94
foreign currency exchange loss (gain)	1,520	109	(17)
changes in assets and liabilities, net of effects of acquisition and disposal of businesses:
accounts receivable	(12,117)	(1,994)	2,339
inventories	(7,225)	(837)	3,841
other current assets	(1,442)	342	41
other assets	(1,452)	(48)	(65)
accounts payable-trade	17,228	499	(3,427)
accrued expenses and deferred compensation	9,457	(1,017)	(1,492)
deferred revenue	38	103	(410)
accrued restructuring costs	—	(124)	124
income taxes	843	(126)	(2,329)
net cash provided by operating activities	21,478	4,970	13,873
cash flows from investing activities:
cash paid for acquisition of assets, net of cash acquired	(892)	—	(12,096)
capital expenditures	(6,664)	(4,585)	(3,261)
proceeds from the sale of property, plant, and equipment	12	672	1,894
proceeds from long-term note receivable associated with discontinued operation	—	1,523	—
investment in unconsolidated joint venture	(90)	(220)	(120)
proceeds from the sale of short-term investments (available for sale)	468	6,606	2,458
proceeds from the sale of short-term investments (held to maturity)	10,165	6,100	25,680
purchase of short-term investments (available for sale)	(5,044)	(7,555)	(10)
purchase of short-term and long-term investments (held-to-maturity)	(8,173)	(7,465)	—
proceeds from the sale of long-term investments (rabbi trust)	157	—	1,233
purchase of long-term investments (rabbi trust)	(619)	(788)	(1,011)
proceeds from life insurance policy	—	—	394
net cash (used in) provided by investing activities	(10,680)	(5,712)	15,161
cash flows from financing activities:
proceeds from lines of credit	—	30,765	12,000
payments associated with lines of credit	(30,772)	—	(12,000)
proceeds from Paycheck Protection Program loan	—	7,606	—
payments associated with Paycheck Protection Program loan	(7,606)	—	—
payments on vendor-financed capital expenditures	—	—	(1,412)
proceeds from subordinated loan payable associated with the
noncontrolling interest of discontinued operation	—	250	675
cash paid for acquisition of businesses	—	(1,532)	—
dividends paid	(5,292)	(5,075)	(4,732)
repurchases of common stock	—	(1,680)	(3,323)
common stock surrendered for payroll withholding taxes	(25)	(51)	(1,319)
capital contribution associated with the noncontrolling interest
of discontinued operation	—	360	—
payments for debt issuance costs	(15)	—	(50)
net cash (used in) provided by financing activities	(43,710)	30,643	(10,161)
effect of exchange rate changes on cash and cash equivalents	131	(119)	(93)
(decrease) increase in cash and cash equivalents	(32,781)	29,782	18,780
cash and cash equivalents at beginning of year	69,790	40,008	21,228
cash and cash equivalents at end of year	$37,009	$69,790	$40,008

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have wholly-owned mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada, as well as a wholly-owned cut and sew mattress cover operation located in Ouanaminthe, Haiti (see Note 2 of the consolidated financial statements for further details regarding this business combination).

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. We have wholly-owned upholstery fabric operations located in Shanghai, China and Burlington, NC. We also commenced construction on a new facility in Haiti during the fourth quarter of fiscal 2021. This new wholly-owned operation will be dedicated to the production of cut and sewn upholstery kits and is expected to begin operating during the second quarter of fiscal 2022. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation of Read’s own products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which are required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries, year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2021, 2020, and 2019.

Class International Holdings, Ltd. (CIH)

Equity Method of Accounting and Consolidation

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of Culp, Inc. (“Culp”), entered into a joint venture agreement pursuant to which Culp International owned 50% of CIH.

As a result of our initial 50% ownership interest, Culp’s investment in CIH was accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e., CIH) that is not consolidated but over which the reporting entity (i.e., Culp.) exercises significant influence.

Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors, including representation on the investee’s board of directors, voting rights, and ownership level. In accordance with the equity method of accounting, our 50% proportionate share of earnings and losses from CIH were reflected in the caption “Income (loss) from investment in unconsolidated joint venture” in the Consolidated Statements of Net Income (Loss) for the first nine months of fiscal 2021, the full fiscal 2020 year, and the full fiscal 2019 year. Our carrying value in CIH was reflected in the caption “Investment in unconsolidated joint venture” in our Consolidated Balance Sheets.

Effective February 1, 2021, Culp International entered into a Share Purchase Agreement in which it acquired the remaining 50% ownership interest in CIH. Pursuant to this transaction, Culp International is now the sole owner with full control over CIH. As a result, effective February 1, 2021, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated in consolidation. Furthermore, the equity method of accounting will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH. (see Note 2 of the consolidated financial statements for further details regarding this business combination).

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

Deconsolidation

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated eLuxury from our consolidated financial statements on March 31, 2020, the effective date of the sale agreement, and recognized a loss on disposal of discontinued operation totaling $1.9 million, which is included in net loss from discontinued operation in the fiscal 2020 Consolidated Statement of Net Loss. The $1.9 million loss on disposal of discontinued operation represented the entire carrying amount of eLuxury’s assets less liabilities as of the disposal date of March 31, 2020. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury or retain a noncontrolling interest in eLuxury. Additionally, based on the terms of the substantive profit-sharing provisions stated in the Equity Agreement, the noncontrolling interest did not have a carrying amount for their interest in eLuxury. See Note 3 “Disposal - Overview” section of the consolidated financial statements for description of consideration.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2021, 2020, and 2019 included 52 weeks, 53 weeks, and 52 weeks, respectively.

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

A summary of our cash and cash equivalents by geographic area follows:

	May 2,	May 3,
(dollars in thousands)	2021	2020
United States	$24,621	$58,057
China	10,635	10,531
Canada	1,525	1,160
Haiti	220	—
Cayman Islands	8	42
	$37,009	$69,790

Throughout the year, we have cash balances regarding our U.S. operations of more than the federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments (Available-for-Sale)

Our short-term investments classified as available-for-sale were recorded at their fair values of $5.5 million and $923,000 as of May 2, 2021, and May 3, 2020, respectively. These investments had an accumulated unrealized gain of $24,000 and $9,000 as of May 2, 2021, and May 3, 2020, respectively. The fair value of our short-term investments approximated their cost basis.

All our short-term investments classified as available-for-sale reside with our U.S. operations.

Long-Term Investments (Rabbi Trust)

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”) that enables our participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of investments in a money market fund and various mutual funds that are classified as available-for-sale.

Our long-term investments classified as available-for-sale were recorded at their fair value of $8.4 million and $7.8 million as of May 2, 2021, and May 3, 2020, respectively. These investments had an accumulated unrealized gain totaling $122,000 as of May 2, 2021, and an accumulated unrealized loss of $19,000 as of May 3, 2020.  The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

All our long-term investments classified as available-for-sale that pertain to our rabbi trust reside with our U.S. operations.

Investments (Held-To-Maturity)

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with remaining maturities of less than 2 years as of May 2, 2021. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and recorded at amortized cost.

The amortized cost of our held-to-maturity investments was $4.3 million and $6.3 million as of May 2, 2021, and May 3, 2020, respectively. The fair value these investments was $4.3 million and $6.4 million as of May 2, 2021, and May 3, 2020, respectively.

Our bond investments were classified as level 2 in accordance with the fair value hierarchy defined in Note 15 of the consolidated financial statements. Our bond investments were traded over the counter within a broker network and not on an active market. The fair value of our bond investments was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investments.

All our investments classified as held-to-maturity reside with our U.S. operations.

Accounts Receivable

Substantially all our accounts receivable were due from manufacturers in the bedding and furniture industries.  We grant credit to customers and generally do not require collateral.  We record an allowance for doubtful accounts that reflects estimates of probable credit losses. As of the end of each reporting period, we assess the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; (iv) historical loss experience; and (v) any other ongoing economic conditions (i.e., COVID-19). After our risk assessment is completed, we assign credit grades to our customers, which in turn, are used to determine our allowance for doubtful accounts. We do not have any off-balance sheet credit exposure related to our customers.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs presented in continuing operations during fiscal year 2021, 2020, or 2019. We presented advertising costs totaling $1.7 million and $2.2 million in discontinued operations during fiscal 2020 and 2019, respectively.

Interest Costs

Total interest costs incurred were $51,000, $190,000, and $65,000 during fiscal 2021, 2020, and 2019, respectively. All of the total interest costs incurred during fiscal 2021 were presented in continuing operations. Of the $190,000 in total interest costs incurred during fiscal 2020, $106,000 and $84,000 were presented in continuing operations and discontinued operations, respectively. Of the $65,000 in total interest costs incurred during fiscal 2019, $35,000 and $30,000 were presented in continuing operations and discontinued operations, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2021, 2020, or 2019.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company’s Canadian and Chinese subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary assets and liabilities such as property, plant, and equipment and right of use assets are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates, such as depreciation expense. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Income (Loss) in the period in which they occur.

A summary of our foreign currency exchange (losses) gains by geographic area follows:

(dollars in thousands)	2021	2020	2019
China	$(1,389)	$42	$—
Canada	(22)	(138)	2
Euro foreign exchange contract	—	—	(64)
	$(1,411)	$(96)	$(62)

Goodwill and Intangible Assets

Fiscal 2020

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into our four reporting units during fiscal 2020 and 2019: mattress fabrics, upholstery fabrics, Read Window Products, LLC, and home accessories. Effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, and our home accessories reporting unit was eliminated at such time. As a result of this sale, we met the criteria outlined in ASC Topic 205-20 for our goodwill to be classified as held for sale and the results of operations and assets and liabilities for our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements (see Note 3 to the consolidated financial statements for further details).

ASC Topic 350 requires us to assess goodwill for impairment annually (the last day of our fiscal year) or between annual tests if we believe certain indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) overall decline in financial performance such as negative and declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. As a result, we first assess qualitative factors, such as the indicators outlined above, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test. The quantitative impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the income, discounted cash flows, and market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of our third quarter and annual impairment assessments during the fourth quarter, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during fiscal 2020. Of the total $33.9 million, $20.2 million and $13.7 million were reported in discontinued operations and continuing operations, respectively. Also, of the total $33.9 million asset impairment charges, $27.2 million and $6.7 pertained to goodwill and tradenames, respectively. Due to the asset impairment charges of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of May 2, 2021, and May 3, 2020.

See Notes 8 and 9 to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative test.

Fiscal 2021and Fiscal 2019

No asset impairment charges were recorded during fiscal 2021 or fiscal 2019.

Income Taxes

Deferred Income Taxes – Overall

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets, liabilities, and our U.S. loss carryforwards and foreign income tax credits at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income tax (expense) benefit in the period that includes the enactment date.

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

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. We are required to record a deferred tax liability for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more likely than not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more likely than not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

For fiscal 2019 and beyond, the 2017 Tax Cuts and Jobs Act allows a U.S. corporation a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred tax liability will only be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company.

Uncertainty in Income Taxes

We recognize the income tax effect from an uncertain income tax position only if it is more likely than not that the income tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The income tax effect recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

Revenue from Contracts with Customers

Adoption of New Standard

On April 30, 2018 (the beginning of fiscal 2019), we adopted ASU 2014-09 “Revenue from Contracts with Customers” (ASC Topic 606 or the “new standard”). ASC Topic 606 requires us to disclose significant judgments and changes in judgments in applying the new standard that significantly affect the determination of the amount and timing of revenue from contracts with customers.

The application of the new standard did not have a material affect on our results of operations or financial condition. However, as required by ASC Topic 606, we recorded a reclassification adjustment from a contra account applied to accounts receivable to accrued expenses for estimated sales returns and allowances totaling $1.2 million.

Significant Judgements and Accounting Policies

See below for disclosure of our significant judgements and accounting policies or determining the amount and timing of revenue from contracts with customers.

Revenue Recognition

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We determined that our customer purchase orders represent contracts. In addition to purchase orders, we also have supply contracts with certain customers that define standard terms and conditions. Our contracts generally include promises to sell upholstery fabrics, mattress fabrics, or home goods products. In addition, we provide fabrication and installation services of our own products associated with customized window treatments.

Revenue associated with sales of our products is recognized at the point in time when control of the promised goods has been transferred to the customer. The point in time when control transfers to the customer depends on the contractually agreed upon shipping terms, but typically occurs once the product has been shipped or once it has been delivered to a location specified by the customer. For certain warehousing arrangements, transfer of control to the customer is deemed to have occurred when the customer pulls the inventory for use in their production.

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of May 2, 2021, will be satisfied within one year or less.

Revenue Measurement

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services.  The amount of consideration we expect to receive changes due to variable consideration is associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration which is included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period.

Our mattress fabrics and upholstery fabrics business segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of sale. Customers must receive authorization prior to returning products. Our former home accessories business segment allowed returns for any reason provided the product was returned within the stated time frame, generally 30 days, unless the product was customized in which case a defect must be present in order to return the product. Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted return authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit, continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are recorded within accrued expenses. We record estimates for sales returns on a gross basis rather than a net basis and an estimate for a right of return asset is recorded in other current assets and cost of goods sold. Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates is based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period, as determined using historical data and projections.

We evaluated the nature of our warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $3.9 million, $4.0 million, and $4.2 million fiscal 2021, 2020, and 2019, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Leases

Adoption of New Standard

On April 29, 2019 (the beginning of fiscal 2020), we adopted ASU No. 2016-02, Leases (Topic 842 or the “new standard’), which requires lessees to recognize leases on the balance sheet and disclose certain key information about their leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability for certain lease contracts. Topic 842 allows the election of several practical expedients as part of adopting this new standard. We elected the “package of practical expedients” which permits us not to reassess our previous conclusions regarding lease identification and classification. We did not elect the use of hindsight with respect to determining the lease term. Topic 842 provides practical expedients after adoption of the new standard. We elected the short-term lease exemption, and therefore, we will not recognize ROU assets or lease liabilities for leases shorter than twelve months. We did not elect the practical expedient to combine lease and non-lease components for any class of assets and will account for lease components separately from non-lease components.

We adopted Topic 842 electing to use the modified retrospective transition method, which requires us to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, financial information and disclosures is not provided for periods prior to April 29, 2019.

Topic 842 had a material effect on our Consolidated Balance Sheet and increased the required disclosures in our notes to the consolidated financial statements (see Note 13 for further details). On April 29, 2019, our Consolidated Balance Sheet was significantly affected by the recognition of ROU assets totaling $7.2 million that were mostly offset by the recognition of lease liabilities totaling $7.1 million. The adoption of Topic 842 did not have a material effect on our Consolidated Statements of Net Income (Loss) or our Consolidated Statements of Cash Flows.

Significant Judgements and Accounting Policies

See below for disclosure of our significant judgements and accounting policies for determining the lease term of our leases and the incremental borrowing rates used to calculate the present value of lease payments to measure our ROU assets and lease liabilities on the date a lease arrangement is commenced.

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

For our leases, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The IBR represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Stock-Based Compensation

Our equity incentive plans are described more fully in Note 14 to the notes to the consolidated financial statements. ASC Topic 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for time-vested restricted stock awards is amortized on a straight-line basis over the respective vesting period. Compensation expense for performance-based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. Previously recognized compensation cost on performance goals that were previously deemed probable and subsequently were not met or not expected to be met is reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments classified as available-for-sale. The fair value measurements of our financial instruments are described more fully in Note 15 of the consolidated financial statements.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, lines of credit (which were repaid in full during the first quarter of fiscal 2021), accounts payable, and accrued expenses approximate their fair value because of the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses (“CECL”)

Adoption of New Standard

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result, we adopted the provisions of Topic 326 on May 4, 2020 (the beginning of fiscal 2021). The adoption of Topic 326 did not affect our financial position, results of operations, or cash flows.

Trade Accounts Receivable

See Note 4 of our consolidated financial statements for further disclosures resulting from the adoption of CECL as it pertains to trade accounts receivable.

Investments

As of May 4, 2020, we did not record an allowance for credit losses related to our short-term available-for-sale and held-to-maturity investments, which are comprised of fixed income securities that are predominantly investment grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and short-term mutual bond funds. We determined that our credit loss exposure was immaterial due to the short-term nature of our mutual bond funds, and we have historically experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis.

As of May 2, 2021, we reported an unrealized gain of $24,000 associated with our short-term investments classified as available-for-sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before recovery of their amortized cost basis. Accordingly, we did not record any credit loss exposure during fiscal 2021.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are required to apply this guidance in our fiscal 2022 interim and annual financial statements. Currently, we do not expect this standard to affect our consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a significant effect on our consolidated financial statements.

2.	BUSINESS COMBINATION ACHIEVED IN STAGES

Overview

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company entered into a joint venture agreement pursuant to which Culp International owned 50% of Class International Holdings, Ltd. (“CIH). Effective February 1, 2021 (sometimes referred to as the “acquisition date”), Culp International entered into a Share Purchase Agreement with its former joint venture partner pursuant to which Culp International acquired the remaining 50% ownership interest in CIH. CIH produces cut and sewn mattress covers housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. We believe having sole ownership of this operation increases our flexibility and enhances our capacity by having near-shore capabilities that will help us to meet the needs of our mattress cover customers.

Prior to the acquisition of the remaining 50% ownership interest in CIH, we accounted for our initial 50% ownership interest in CIH as an unconsolidated joint venture under the equity method of accounting. In connection with the acquisition of the remaining 50% ownership interest in CIH, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated in consolidation.

The consideration transferred for our now-100% ownership interest in connection with this acquisition totaled $2.7 million, of which $1.7 million represents the fair value of our previously held 50% ownership interest in CIH and a $954,000 purchase price that was mostly paid at closing on February 1, 2021, for the remaining 50% ownership interest in CIH. In accordance with ASC Topic 805-10-25-10, we remeasured our previously held 50% ownership interest in CIH at its acquisition date fair value. As of the acquisition date, the fair value of our previously held 50% ownership interest totaling $1.7 million represented its carrying amount, and therefore, no gain or loss was recognized in earnings for the remeasurement of our previously held 50% ownership interest.

Assets Acquired and Liabilities Assumed

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Cash and cash equivalents	$62
Accounts receivable	169
Inventory	31
Right of use assets	2,544
Equipment and leasehold improvements	846
Accounts payable	(155)
Gain on bargain purchase	(819)
$2,678

Equipment and leasehold improvements will be depreciated on a straight-line basis over their remaining useful lives ranging from 1 to 10 years.

Gain on Bargain Purchase

Concurrent with our acquisition of the remaining 50% ownership interest in CIH, our former joint venture partner sold its mattress related business to a third party. Our acquisition of the remaining 50% ownership interest in CIH was undertaken due to this sale and the terms negotiated therewith. As a result, the $3.5 million fair value of the identifiable assets acquired, and liabilities assumed exceeded the consideration transferred of $2.7 million. Consequently, in accordance with ASC Topic 825-30-25-4, we (i) reassessed the recognition and measurement of the assets acquired, liabilities assumed, and previously held ownership interest; (ii) gained an understanding why there was a bargain purchase; and (iii) reviewed the rebate and supply agreements that were executed concurrent with the Share Purchase Agreement. As part of our review of the rebate and supply agreements, we verified that the terms of these agreements were consistent with fair market value terms and are considered separate transactions and not considered part of the business combination in accordance with ASC Topic 805-20-25-21. Accordingly, this acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of $819,000, which is reported in the line-item “gain on bargain purchase” in the fiscal 2021 Consolidated Statement of Net Income.

Separate Transactions

Supply and Rebate Agreements

In connection with the Share Purchase Agreement, we entered into a supply agreement and rebate agreement with an affiliated company of our former joint venture partner to secure plant capacity utilization and preserve sales channels of certain mattress fabric products The supply and rebate agreements are effective as of the acquisition date and are based on future sales orders consistent with current market conditions.

The transactions associated with the supply and rebate agreements will be accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. For the period from February 1, 2021, through May 2, 2021, shipments pursuant to the supply agreement were $379,000. For the period from February 1, 2021, through May 2, 2021, a charge of $25,000 pursuant to the rebate agreement was included in net sales in the fiscal 2021 Consolidated Statement of Net Income.

Acquisition-Related Costs

Acquisition-related costs totaling $30,000 were included in selling, general, and administrative expenses in the fiscal 2021 Consolidated Statement of Net Income.

Other

Actual revenue and net loss from the acquisition date of February 1, 2021, through May 2, 2021, included in our fiscal 2021 Consolidated Statement of Net Income and totaled $379,000 and $(2,000), respectively.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal years ending May 2, 2021, and May 3, 2020, have been prepared as if this acquisition had occurred on April 29, 2019.

(dollars in thousands, except per share data)	May 2, 2021	May 3, 2020
Net Sales	$300,995	$256,960
Income (loss) from continuing operations	12,138	(7,820)
Net income (loss) from continuing operations	2,430	(11,283)
Net loss from discontinued operation	—	(17,509)
Net income (loss)	$2,430	$(28,792)
net income (loss) from continuing operations per share-basic	$0.20	$(0.91)
net income (loss) from continuing operations per share-diluted	$0.20	$(0.91)
net loss from discontinued operation per share-basic	$—	$(1.41)
net loss from discontinued operation per share-diluted	$—	$(1.41)
Net income (loss) per share - basic	$0.20	$(2.33)
Net income (loss) per share - diluted	$0.20	$(2.33)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income (loss) of CIH as a separate line titled “income (loss) from investment in consolidated joint venture” in the accompanying Consolidated Statements of Net Income (Loss). Our 50% proportionate share of the net income (loss) of the unconsolidated joint venture was $31,000, $(125,000), and $(114,000) during fiscal 2021, 2020, and 2019, respectively.

The following table summarizes assets, liabilities, and members’ equity for our equity method investment in CIH:

(dollars in thousands)	May 3, 2020
total assets	$3,338
total liabilities	$133
total members’ equity	$3,205

As of May 3, 2020, our investment in unconsolidated joint venture totaled $1.6 million, which represents our 50% ownership interest in our investment in CIH.

3.	HOME ACCESSORIES SEGMENT

Acquisition

Overview

Effective June 22, 2018, we entered into an Equity Purchase Agreement (the “Equity Agreement”) in which we acquired an 80% ownership interest in eLuxury, LLC (eLuxury) a company that offers bedding accessories and home goods directly to consumers. eLuxury’s primary products include a line of mattress pads manufactured at eLuxury’s facility located in Evansville, Indiana. eLuxury also offers handmade platform beds, cotton bed sheets, as well as other bedding items sourced from other suppliers. Its products are available on eLuxury’s own branded website, eLuxury.com, Amazon, and other leading online retailers for specialty home goods.

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

The goodwill related to this acquisition was attributable to eLuxury’s reputation with the products it offered and management’s experience in e-commerce, online brand building, and direct-to-consumer shopping and fulfillment expertise.

Other

Acquisition costs totaling $270,000 were included in selling, general, and administrative expenses in our fiscal 2019 Consolidated Statement of Net Income.

Disposal

Overview

On March 31, 2020, we sold our entire ownership interest in eLuxury to eLuxury’s noncontrolling interest holder in consideration of an accelerated settlement of certain financial obligations due and payable by eLuxury to us and the entry into supply and royalty arrangements designed to preserve an additional sales channel for our core products. Also, this sale was expected to increase our liquidity and allow us to focus on our core businesses of upholstery and mattress fabrics and was part of our comprehensive response to the challenging business conditions arising from the COVID-19 global pandemic.

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

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated as a result of our strategic decision to focus on our core products that we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements in accordance with ASC Topic 205-20-45. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operations” on our Consolidated Statements of Net Income (Loss) for the prior year periods.

Consolidated Balance Sheet

The following is a summary of the assets and liabilities that were sold on March 31, 2020:

March 31,
(dollars in thousands)	2020
ASSETS
current assets:
cash and cash equivalents	$285
accounts receivable	588
inventories	3,344
other current assets	170
total current assets held for sale - discontinued operation	4,387
property, plant, and equipment	1,694
goodwill	—
intangible asset	—
right of use assets	918
total noncurrent assets held for sale - discontinued operation	2,612
total assets	$6,999
LIABILITIES AND NET ASSETS
current liabilities:
accounts -payable trade	$1,394
operating lease liability - current	195
accrued expenses	351
total current liabilities held for sale - discontinued operation	1,940
loan payable - Culp Inc.	1,500
subordinated loan payable - noncontrolling interest	925
operating lease liability - long-term	743
total noncurrent liabilities held for sale - discontinued operation	3,168
total liabilities	5,108
total net assets of discontinued operation	$1,891

Net Loss from Discontinued Operation

The following is a reconciliation of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are disclosed in the notes to the financial statements to loss from discontinued operation that are presented in the Consolidated Statements of Net Income (Loss) for fiscal years 2020 and 2019:

(dollars in thousands)	2020	2019
net sales	$13,763	$15,956
cost of sales	(10,953)	(11,527)
gross profit	2,810	4,429
selling, general and administrative expenses	(4,100)	(5,162)
asset impairments (1)	(20,202)	—
reversal of contingent consideration - earn-out obligation (2)	5,856	—
interest expense (3)	(84)	(30)
other income	34	37
loss from discontinued operation related to major classes of loss before income taxes	(15,686)	(726)
loss on disposal of discontinued operation (4)	(1,891)	—
loss before income taxes from discontinued operation	(17,577)	(726)
income tax benefit	68	113
net loss from discontinued operation	$(17,509)	$(613)
(1)

During fiscal 2020, we recorded asset impairment charges totaling $20.2 million, of which $13.6 million and $6.6 million pertained to the goodwill and tradename, respectively. See Notes 8, 9, and 15 of the notes to the consolidated financial statements for further details of our assessments that resulted in the impairment of the goodwill and tradename associated with this discontinued operation.

(2)	See separate section below titled “Contingent Consideration” for further details.
(3)

Interest expense is directly attributable to our discontinued operations as it pertains to loans payable assumed by the buyer, (the noncontrolling interest) or required to be paid to Culp Inc. based on the terms of the sale agreement.

(4)	See separate section below titled “Consolidation and Deconsolidation” for further details.

The following is a summary of net income (loss) from continuing operations, loss from discontinued operation, and net income (loss) attributable Culp Inc. common shareholders and the noncontrolling interest for fiscal years 2021, 2020, and 2019:

(dollars in thousands)	2021	2020	2019
net income (loss) from continuing operations	$3,218	$(11,158)	$6,071
net income (loss) from continuing operations attributable to noncontrolling interest	—	—	—
net income (loss) from continuing operations attributable to Culp Inc. common shareholders	$3,218	$(11,158)	$6,071
net loss from discontinued operation	$—	$(17,509)	$(613)
net loss from discontinued operation attributable to noncontrolling interest	—	4,674	218
net loss from discontinued operation attributable to Culp Inc. common shareholders	$—	$(12,835)	$(395)
net income (loss)	$3,218	$(28,667)	$5,458
net loss from noncontrolling interest	—	4,674	218
net income (loss) attributable to Culp Inc. common shareholders	$3,218	$(23,993)	$5,676

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $(2.3) million and $(1.5) million for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash used in investing activities totaling $(134,000) and $(54,000) for fiscal 2020 and 2019, respectively. Our discontinued operation had net cash provided by financing activities all of which were loan proceeds and capital contributions from Culp Inc. and the noncontrolling interest of eLuxury totaling $2.4 million and $1.5 million during fiscal 2020 and 2019, respectively. We believe our liquidity has been positively affected in the absence of our home accessories segment due to the significant losses that were incurred and the funding of working capital requirements though loans and capital contributions.

We incurred a $1.9 million loss on disposal of discontinued operation that was reported within loss before income taxes from discontinued operation in the fiscal 2020 Consolidated Statement of Net Loss. In addition, we reported a loss on disposal of discontinued operation of $1.6 million in the fiscal 2020 Consolidated Statement of Cash Flows, as the buyer (former noncontrolling interest holder) retained the cash held with eLuxury totaling $285,000.

Contingent Consideration

The Equity Agreement related to the acquisition of our ownership interest in eLuxury contained a contingent consideration arrangement that required us to pay the seller, who was also the owner of the noncontrolling interest, an earn-out payment based on a multiple of adjusted EBITDA, as defined in the Equity Agreement, for the twelve-month period ending August 31, 2021, less $12.0 million. We recorded a contingent liability at the acquisition date for this earn-out obligation at its fair value totaling $5.6 million based on the Black Scholes pricing model.

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

Consolidation and Deconsolidation

Consolidation

As a result of the acquisition of our 80% ownership interest and prior to the disposal of eLuxury, we included all of its accounts in our consolidated financial statements and eliminated all significant intercompany balances and transactions.

Substantive Profit-Sharing Provisions

The Equity Agreement related to the acquisition of our ownership interest in eLuxury contained substantive profit-sharing provisions which explicitly stated the ownership interests as of the acquisition date and the allocation of net income or loss between us, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement stated as of the acquisition date, we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, eLuxury’s net income or loss, future capital contributions and equity distributions were allocated at a percentage of 70% to or from us and 30% to or from the noncontrolling interest holder. Also, the Equity Agreement included certain loss limitations pursuant to which net losses allocated pursuant to the Equity Agreement would not exceed the maximum amount of net loss that could be allocated without causing any owners to have a capital account deficit as defined in the Equity Agreement.

The carrying value of our controlling interest and the noncontrolling interest was recorded based on the terms of the substantive profit-sharing provisions of the Equity Agreement. As a result, eLuxury’s total net asset balance of $1.9 million as of March 31, 2020, (the disposal date) represented the carrying value of our interest (the controlling interest holder) in eLuxury.

Deconsolidation

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated eLuxury from our consolidated financial statements on March 31, 2020, and recognized a loss on disposal of discontinued operation totaling $1.9 million. The $1.9 million loss on disposal of discontinued operation represented the entire carrying amount of eLuxury’s assets less liabilities as of the disposal date of March 31, 2020. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury, and we did not retain a noncontrolling interest holder in eLuxury. Additionally, based on the terms of the substantive profit-sharing provisions stated in the Equity Agreement, the noncontrolling interest holder did not have a carrying amount for its interest in eLuxury.

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

There are no guarantees or provisions under either the supply or royalty agreements that require eLuxury to purchase a minimum amount of our products or sell a certain amount of eLuxury products to customers or through sales representatives developed or introduced by us. As a result, the success of these agreements and the period of time in which our involvement with eLuxury is expected to continue are based on eLuxury’s ability to sell products that require mattress and upholstery fabrics and our ability to provide an additional sales channel for eLuxury to grow its business-business sales platform.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury in accordance with Topic 205-20-50-4B, which requires us to report these transactions in continuing operations for all periods presented in our Consolidated Statement of Income (Loss). Therefore, we reported both net sales and cost of sales totaling $968,000 during fiscal 2020 and $612,000 during fiscal 2019 that were previously eliminated in consolidation prior to the disposal date of March 31, 2020.

During fiscal 2021, shipments to eLuxury pursuant to the supply agreement were $331,000. After the disposal date of March 31, 2020, and through our fiscal year end date of May 3, 2020, shipments to eLuxury pursuant to the supply agreement totaled $7,000. Shipments for the fiscal month April 2020 were severely affected by the COVID-19 global pandemic.

During fiscal 2021, we received payments pursuant to the royalty agreement totaling $154,000. After the disposal date of March 31, 2020, and through our fiscal year end date of May 3, 2020, no payments were received pursuant to the royalty agreement.

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

4.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 2,	May 3,
(dollars in thousands)	2021	2020
customers	$38,455	$25,649
allowance for doubtful accounts	(591)	(472)
allowance for cash discounts	(124)	(68)
reserve for returns and allowances and discounts	(14)	(16)
	$37,726	$25,093

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$(472)	$(393)	$(357)
provision for bad debts	(119)	(79)	(84)
write-offs, net of recoveries	—	—	48
ending balance	$(591)	$(472)	$(393)

As of May 2, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions (i.e., COVID-19). After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $591,000 as of May 2, 2021.

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$(84)	$(226)	$(1,433)
adoption of ASC Topic 606	—	—	1,145
provision for returns and allowances and discounts	(1,665)	(1,603)	(2,180)
credits issued and discounts taken	1,611	1,745	2,242
ending balance	$(138)	$(84)	$(226)

5.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Nature of Performance Obligations

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. In addition, the upholstery fabrics segment includes Read, a turn-key provider of window treatments that offers sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Our primary performance obligations include the sale of mattress fabrics, upholstery fabrics, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the notes to the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, net sales associated with our home accessories segment were excluded from our continuing operations and are presented within discontinued operation in our Consolidated Statements of Net Income (Loss) for fiscal years 2020 and 2019.

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

Significant Judgments

See Note 1 of the consolidated financial statements for disclosure of our accounting policies regarding our significant judgements associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  Commencing in the fourth quarter of fiscal 2020 and continuing into fiscal 2021, we granted extended terms to certain customers for a limited time in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as the limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of May 2, 2021, or May 3, 2020.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2021	Fiscal 2020
Beginning Balance	$502	$399
Revenue recognized on contract liabilities during the period	(2,459)	(2,356)
Payments received for services not yet rendered during the period	2,497	2,459
Ending Balance	$540	$502

Disaggregation of Revenue

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2021:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$157,671	$133,501	$291,172
Services transferred over time	—	8,548	8,548
Total Net Sales	$157,671	$142,049	$299,720

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

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2019:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$145,671	$125,294	$270,965
Services transferred over time	—	10,360	10,360
Total Net Sales	$145,671	$135,654	$281,325

6.	INVENTORIES

A summary of inventories follows:

(dollars in thousands)	May 2, 2021	May 3, 2020
raw materials	$7,742	$7,823
work-in-process	3,156	1,958
finished goods	45,019	38,126
	$55,917	$47,907

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	depreciable lives (in years)	May 2, 2021	May 3, 2020
land and improvements	0-10	$937	$909
buildings and improvements	7-40	31,205	31,047
leasehold improvements	**	2,884	2,288
machinery and equipment	3-12	65,258	60,703
office furniture and equipment	3-10	9,574	8,819
capital projects in progress		3,077	1,958
		112,935	105,724
accumulated depreciation		(68,932)	(62,577)
		$44,003	$43,147
**	Shorter of life of lease or useful life.

8.	INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	May 2, 2021	May 3, 2020
Tradenames	$540	$540
Customer relationships, net	1,937	2,238
Non-compete agreement, net	527	602
	$3,004	$3,380

Tradename

A summary of the change in the carrying amount of our tradenames follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$540	7,232	683
acquisition of assets (note 3)	—	—	6,549
loss on impairment - continuing operations	—	(143)	—
loss on impairment - discontinued operation (note 3)	—	(6,549)	—
ending balance	$540	540	7,232

Our tradename as of May 2, 2021 and May 3, 2020, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of May 2, 2021, no indicators of impairment existed and therefore, no asset impairment charges associated with our tradename were recorded during fiscal 2021.

Continuing Operations (Fiscal 2020)

As of April 28, 2019, the tradename associated with our continuing operations totaled $683,000 and was associated with Read.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess our tradenames for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual assessment of Read’s tradename as of May 3, 2020. First, we performed a qualitative assessment in which we concluded that it was more likely than not that the fair value of Read’s tradename was less than its carrying amount. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more likely than not that the fair value of Read’s tradename was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of Read’s tradename utilizing the relief from royalty method and comparing the respective fair value of Read’s tradename with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $143,000 in the fiscal 2020 Consolidated Statement of Net Loss.

Discontinued Operation – Home Accessories Segment (Fiscal 2020)

As of April 28, 2019, the tradename associated with our discontinued operation totaled $6.6 million. During the fiscal 2020 year, we recorded asset impairment charges totaling $6.6 million, of which $2.4 million and $4.2 million were recorded in the third and fourth quarters, respectively.

Third Quarter of Fiscal 2020

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

Fourth Quarter of Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership interest in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $4.2 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the notes to the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. The $4.2 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$2,238	2,538	2,839
amortization expense	(301)	(300)	(301)
ending balance	$1,937	2,238	2,538

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of May 2, 2021, and May 3, 2020. Accumulated amortization for these customer relationships was $1.2 million and $877,000 as of May 2, 2021, and May 3, 2020, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2022 - $301,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; and thereafter - $432,000.

The weighted average amortization period for our customer relationships is 6.7 years as of May 2, 2021.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement associated with a prior year acquisition by our mattress fabrics segment follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$602	678	753
amortization expense	(75)	(76)	(75)
ending balance	$527	602	678

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of May 2, 2021, and May 3, 2020. Accumulated amortization for this non-compete agreement was $1.5 million and $1.4 million as of May 2, 2021, and May 3, 2020, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2022 - $75,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000, and thereafter - $148,000.

The weighted average amortization period for the non-compete agreement is 7.0 years as of May 2, 2021.
9.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$—	$27,222	13,569
business combination (note 3)	—	—	13,653
loss on impairment - continuing operations	—	(13,569)	—
loss on impairment - discontinued operation (note 3)	—	(13,653)	—
ending balance	$—	—	27,222

As a result of asset impairments incurred during fiscal 2020 described below, we did not report goodwill in the accompanying Consolidated Balance Sheets as of May 2, 2021, and May 3, 2020.

Continuing Operations (Fiscal 2020)

As of April 28, 2019, goodwill associated with our continuing operations totaled $13.6 million, of which $11.5 million was associated with our mattress fabrics reporting unit and $2.1 million was associated with Read, a separate reporting unit within the upholstery fabrics segment.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess goodwill for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual assessment of goodwill as of May 3, 2020. First, we performed a qualitative assessment in which we concluded that it was more likely than not that the fair value of both our mattress fabrics and Read reporting units were less than their carrying amounts, including goodwill. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more likely than not that the fair value for both our mattress fabrics and Read reporting units were less than their carrying amounts, we conducted a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of each of our mattress fabrics and Read reporting units utilizing a discounted cash flows method and comparing the respective fair value of our mattress fabrics and Read reporting units with their respective carrying amounts, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge totaling $13.6 million in asset impairments in the fiscal 2020 Consolidated Statement of Net Loss.

Discontinued Operation – Home Accessories Segment (Fiscal 2020)

As of April 28, 2019, goodwill associated with our discontinued operation totaled $13.6 million. During fiscal 2020, we recorded asset impairment charges totaling $13.6 million, of which $11.2 million and $2.4 million were recorded in the third and fourth quarters, respectively.

Third Quarter of Fiscal 2020

As of February 2, 2020 (the end of our third quarter), we believed indicators of impairment existed that pertained to the future outlook of our former home accessories segment and its slower than expected business improvement, as well as economic conditions that existed within the e-commerce bedding space. Since we determined it was more likely than not that the fair value of our former home accessories reporting unit was less than its carrying amount, we performed a quantitative goodwill impairment test. Our quantitative goodwill impairment test involved determining the fair value of our former home accessories segment utilizing a discounted cash flows method and comparing the respective fair value of our former home accessories reporting unit with its respective carrying amount, including goodwill. Consequently, based on our quantitative goodwill impairment test, we recorded an asset impairment charge totaling $11.2 million that is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

Fourth Quarter of Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership interest in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $2.4 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount, including goodwill. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury. The $2.4 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

10.	ACCRUED EXPENSES

(dollars in thousands)	May 2, 2021	May 3, 2020
compensation and related benefits	$9,816	$3,038
interest	—	9
other	5,023	2,807
	$14,839	$5,854

As of May 2, 2021, the entire amount of accrued expenses totaling $14.8 million was classified as current accrued expenses in the accompanying Consolidated Balance Sheets. As of May 3, 2020, accrued expenses totaled $5.9 million, of which $5.7 million and $167,000 were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

11.	LINES OF CREDIT AND PAYCHECK PROTECTION PLAN LOAN

Revolving Credit Agreement – United States

Overall

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest was charged under the Credit Agreement at a rate (applicable interest rate of 1.71% and 1.75% as of May 2, 2021, and May 3, 2020, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (a subsidiary located in the Cayman Islands).

As a result of the COVID-19 global pandemic and the uncertainty relating to the unknown duration and overall effect on the company, we proactively took a precautionary measure and borrowed the maximum amount available from this line of credit during the fourth quarter of fiscal 2020. Consequently, we had outstanding borrowings of $29.8 million under the Credit Agreement as of May 3, 2020. During June 2020, we repaid the entire $29.8 million outstanding balance and there were no additional borrowings made during fiscal 2021. As a result, there were no borrowing outstanding pursuant to the Credit Agreement as of May 2, 2021.

As of May 2, 2021, and May 3, 2020, there were $275,000 and $250,000, respectively, of outstanding letters of credit provided by the Credit Agreement. As of May 2, 2021, we had $725,000 remaining for the issuance of additional letters of credit.

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

Specifically, the Seventh Amendment provides that during the Modification Period, the company’s ratio of debt to EBITDA shall be determined by excluding the fourth quarter of fiscal 2020 from the calculation thereof, such that the ratio shall be determined using the four most recent quarterly periods other than (i.e., excluding) the fourth quarter of fiscal 2020, rather than calculating on a rolling four-quarter basis. It further provides that during the Modification Period, the Applicable Margin (as defined in the Credit Agreement) set forth in the pricing matrix is increased to 1.6% for price level I, 2.05% for price level II, 2.5% for price level III, and 3.0% for price level IV.

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

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (RMB)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.2 million USD as of May 2, 2021). This agreement has an interest rate determined by the Chinese government at the time of borrowing and is set to expire on December 1, 2021.

As of May 3, 2020, there were outstanding borrowings under this agreement totaling $1.0 million at an applicable interest rate of 2.41%. During June 2020, we repaid the entire $1.0 million and there were no additional borrowings made during fiscal 2021. As a result, there were no borrowings outstanding under this agreement as of May 2, 2021.

Denominated in United States Dollar (USD)

We have an unsecured credit agreement denominated in USD with another bank located in China that provides for a line of credit up to $2 million USD. This agreement has an interest rate determined by the Chinese government at the time of borrowing and expired on July 7, 2021. There were no borrowings outstanding under this agreement as of May 2, 2021.

We are currently in the process of renewing this agreement. We expect the renewal will be completed during the second quarter of fiscal 2022.

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

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of May 2, 2021, we complied with our financial covenants.

Interest paid during fiscal years 2021, 2020, and 2019 was $60,000, $124,000, and $54,000, respectively.
12.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2021	2020	2019
income (loss) from continuing operations	$7,693	$3,354	$6,537
loss from discontinued operation	—	(68)	(113)
	$7,693	$3,286	$6,424

Income tax expense attributable to income from continuing operations consists of:

(dollars in thousands)	2021	2020	2019
current
federal	$(17)	—	(1,492)
state	3	7	27
2017 Tax Cuts and Jobs Act	—	—	(282)
foreign	4,151	4,248	6,144
uncertain income tax positions	(204)	725	—
	3,933	4,980	4,397
deferred
federal	(1,933)	(1,875)	3,236
state	(80)	(103)	(96)
2017 Tax Cuts and Jobs Act	(3,674)	—	(268)
undistributed earnings – foreign subsidiaries	112	(114)	3,735
U.S. Federal & State carryforwards and credits	451	974	74
uncertain income tax positions	380	(380)	—
foreign	(22)	(247)	(85)
valuation allowance	8,526	119	(4,456)
	3,760	(1,626)	2,140
	$7,693	3,354	6,537

Income (loss) before income taxes from continuing operations related to our foreign and U.S. operations consists of:

(dollars in thousands)	2021	2020	2019
Foreign
China	$10,007	8,316	9,899
Canada	4,764	(1,391)	5,488
Haiti	817	—	—
Cayman Islands	(5)	(6)	280
Total Foreign	15,583	6,919	15,667
United States	(4,703)	(14,598)	(2,945)
	$10,880	(7,679)	12,722

The following schedule summarizes the principal differences between the income tax expense from continuing operations at the federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements:

	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
valuation allowance	78.4	(1.6)	(35.0)
write-off of U.S. foreign income tax credits	—	—	35.1
income tax effects of the 2017 Tax Cuts and Jobs Act	(33.8)	—	(4.3)
global intangible low taxed income tax (GILTI)	—	(19.0)	16.9
foreign tax rate differential	10.9	(5.4)	4.8
income tax effects of Chinese foreign exchange gains and losses	(8.4)	(5.0)	2.2
withholding taxes associated with foreign tax jurisdictions	7.7	(16.0)	8.1
income tax effects of impairment of nondeductible goodwill	—	(11.3)	—
other	(5.1)	(6.4)	2.6
	70.7%	(43.7)%	51.4%

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2021	2020
deferred tax assets:
accounts receivable	$362	263
inventories	2,019	2,280
compensation	3,284	1,970
liabilities and other	23	166
intangible assets and goodwill	690	856
property, plant, and equipment (1)	202	185
operating lease liability	836	671
foreign income tax credits - U.S.	783	783
loss carryforwards – U.S.	7,533	4,137
valuation allowance - U.S.	(11,674)	(3,148)
total deferred tax assets	4,058	8,163

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(3,521)	(3,409)
unrecognized tax benefits – U.S.	(380)	—
property, plant and equipment (2)	(3,968)	(5,008)
right of use assets	(855)	(690)
other	(119)	(81)
total deferred tax liabilities	(8,843)	(9,188)
Net deferred liabilities	$(4,785)	(1,025)

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

As of May 2, 2021, our U.S. federal net operating loss carryforwards totaled $19.4 million with related future income tax benefits of $4.1 million. In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. Our U.S. federal net operating loss carryforwards that were generated prior to fiscal 2019 have expiration dates ranging from fiscal years 2027 through 2038. As of May 2, 2021, our U.S. state net operating loss carryforwards totaled $28.9 million with related future income tax benefits of $953,000. Our U.S. state net operating loss carryforwards totaling $28.9 million have expiration dates ranging from fiscal years 2022 through 2040. Our U.S. foreign income tax credits of $783,000 will expire 10 years from when the associated earnings and profits from our foreign subsidiaries are repatriated to the U.S.

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

The re-measurement of our U.S. net deferred income tax balances to the new U.S. federal corporate income tax rate and the determination of the income tax effects of the Transition Tax on our accumulated earnings and profits associated with our foreign subsidiaries were components of the TCJA that significantly affected our financial statements during fiscal 2019 and 2018. During fiscal 2018, we were able to determine reasonable estimates for these components of the TCJA, and thus reported provisional amounts for these items under guidance provided by SEC Staff Bulletin No. 118 (“SAB 118”). SAB 118 provided a measurement period not to extend beyond one year from the Enactment Date to revise our provisional estimates that were recorded during fiscal 2018. During the third quarter of fiscal 2019, we completed our assessment of our U.S. net deferred income tax balances and recorded an income tax benefit of $268,000. In addition, we completed our assessment of the income tax effects of the Transition Tax and recorded an income tax benefit of $282,000 during the third quarter of fiscal 2019.

GILTI

Fiscal 2020 and 2019

In addition to the above components of the TJCA, GILTI became effective during fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded income tax charges of $1.9 million and $2.1 million during fiscal 2020 and 2019, respectively.

Fiscal 2021

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

As a result of the newly enacted regulations, we recorded a non-cash income tax benefit of $3.6 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.6 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate the realizability of our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset is now reversed as a result of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more likely than not that our U.S. deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of May 2, 2021, we evaluated the realizability our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we have a recent history of significant cumulative U.S. taxable losses, and we have experienced U.S. taxable losses during each of the last three fiscal years. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S deferred income tax assets would not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of May 2, 2021, and May 3, 2020, valuation allowances against our deferred income taxes pertain to the following jurisdictions:

(dollars in thousands)	May 2, 2021	May 3, 2020
U.S. federal and state net deferred income tax assets	$9,344	867
U.S. capital loss carryforward	2,330	2,281
	$11,674	3,148

A summary of the change in the valuation allowances against our deferred income taxes follows:

(dollars in thousands)	2021	2020	2019
beginning balance	$3,148	748	5,204
change in judgement of beginning of year U.S. valuation allowance (1)	6,964	—	—
change in valuation allowance associated with current year earnings	1,004	—	—
establishment of valuation allowance (2)	—	2,281	—
write-off of deferred income taxes (3)	—	—	(4,544)
change in estimate during current year (4)	558	119	88
ending balance	$11,674	3,148	748

(1)

Refer to the above Summary within the section titled Deferred Income Taxes – Valuation Allowance for further details regarding our assessment and conclusions reached for providing a full valuation allowance against our U.S net deferred income tax assets during the first quarter of fiscal 2021.

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

(3)

During fiscal 2019, we recorded an income tax charge of $4.5 million for the write-off of certain U.S. foreign income tax credits, and in turn, we recorded an income tax benefit of $4.5 million for the reduction in our valuation allowance.

(4)

Amount represents changes in our U.S. net deferred income tax asset balances during the current year that pertain to (i) income tax provision to return adjustments, (ii) changes in estimates of our U.S. effective income tax rate that pertain to U.S. state income tax rates and apportionment percentages, and (iii) other immaterial items.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of May 2, 2021, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company.  The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred income tax liability will only be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability for withholding taxes on undistributed earnings and profits from our foreign subsidiaries totaling $3.5 million and $3.4 million as of May 2, 2021, and May 3, 2020, respectively.

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2021	2020	2019
beginning balance	$1,269	903	844
increases from prior period tax positions	249	106	135
decreases from prior period tax positions	(74)	(85)	(76)
increases from current period tax positions	—	434	—
decreases from current period tax positions	—	(89)	—
ending balance	$1,444	1,269	903

As of May 2, 2021, we had $1.4 million of total gross unrecognized tax benefits, of which $1.1 million would favorably affect the income tax rate in future periods. As of May 3, 2020, we had $1.3 million of total gross unrecognized tax benefits, of which the entire $1.3 million would favorably affect the income tax rate in future periods.

As of May 2, 2021, we had $1.4 million of total gross unrecognized tax benefits, of which $1.1 million and $380,000 were classified as income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. As of May 3, 2020, we had $1.3 million of total gross unrecognized tax benefits, of which the entire $1.3 million was classified as income taxes payable-long-term in the accompanying Consolidated Balance Sheets.

We elected to classify interest and penalties as part of income tax expense. As of May 2, 2021, and May 3, 2020, the gross amount of interest and penalties due to unrecognized tax benefits was $165,000 and $103,000, respectively.

Our gross unrecognized income tax benefit of $1.4 million as of May 2, 2021, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2017 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2016 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2021	2020	2019
United States Federal - AMT credit refunds (1)	$(1,510)	$—	$—
United States Federal - transition tax	226	—	600
Unites States state income tax payments	—	—	60
China	2,874	3,397	$3,543
Canada	1,408	1,598	2,491
	$2,998	$4,995	$6,694

(1)	In accordance with the TCJA, corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was expected to be received in each of our fiscal years 2021 and 2022, respectively. We received our first 50% installment totaling $746,000 during the first quarter of fiscal 2021. In accordance with the CARES Act, 100% of AMT credit carryforwards for tax years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment plus interest totaling $764,000 during the second quarter of fiscal 2021.

13.	COMMITMENTS AND CONTINGENCIES

Leases

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of May 2, 2021, and May 3, 2020, are as follows:

(dollars in thousands)	May 2, 2021	May 3, 2020
Right of use assets	$11,730	$3,903
Operating lease liability - current	2,736	1,805
Operating lease liability – noncurrent	6,821	2,016

Supplemental Cash Flow Information

(dollars in thousands)	2021	2020
Operating lease liability payments	$2,634	$2,524
Right of use assets exchanged for lease liabilities	8,014	344

Operating lease costs associated with continuing operations were $2.9 million and $2.6 million during fiscal 2021 and 2020, respectively.  During fiscal 2020, operating lease costs totaling $204,000 were associated with our former home accessories segment and were presented within loss from discontinued operations in the fiscal 2020 Consolidated Statement of Net Loss. Short-term lease costs were $55,000 and $148,000 during fiscal 2021 and fiscal 2020, respectively. Variable lease costs were immaterial for fiscal 2021 and fiscal 2020.

As of May 2, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	4.36 years
Weighted average discount rate	2.41%

As of May 3, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	2.98 years
Weighted average discount rate	3.60%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)
2022	$2,821
2023	2,647
2024	2,341
2025	1,409
2026	158
Thereafter	541
9,917
Less: interest	(360)
Present value of lease liabilities	$9,557

Lease Contracts

Culp Upholstery Fabrics – Haiti, Ltd.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. This facility will be dedicated to the production of cut and sewn upholstery kits and is expected to be operational during the second quarter of fiscal 2022. The lease agreement has an initial non-cancelable lease term of eight years, which will commence after the construction of the facility has been completed, and at such time we will have control of the facility based on the terms of the lease. The rent payments for the initial term of the lease total $2.8 million and will be paid in advance of the commencement of the lease. Of the $2.8 million rent payments, $1.4 million was paid in April 2021, $558,000 is due June 30, 2021, $418,500 is due August 30, 2021, and $418,500 is due October 30, 2021, or 30 days after commencement of the lease as defined in the agreement. As of May 2, 2021, the $1.4 million paid in April 2021 was classified as other assets in the accompanying Consolidated Balance Sheets.

The initial non-cancelable term of the lease can be subsequently renewed and extended for successive eight-year periods by written communication as defined in the lease agreement.

High Point, NC – Design and Innovation Campus

Effective May 7, 2021, we entered into an agreement to lease showroom and office space approximating 21,000 square feet located in downtown High Point, NC. This facility will be used to advance synergies between our upholstery fabrics and mattress fabrics business segments by bringing our creative talent together to collaborate, develop new products through shared innovation and technology, and meet new and existing customers. The lease agreement has an initial non-cancelable lease term of ten years, which will commence once certain lessor-owned leasehold improvements have been completed, and at such time we will have control of the facility based on the terms of the lease. The rent payments for the initial term of the lease total $2.2 million and will be paid in monthly installments beginning at the commencement of the lease, which is expected to occur during the third quarter of fiscal 2022.

The initial non-cancelable term of the lease can be subsequently renewed and extended up to four additional periods of three years each by written communication as defined in the lease agreement.

Related Party Lease – Mattress Fabrics Segment

We have an agreement to lease a plant facility totaling 65,886 square feet from a partnership owned by an immediate family member of an officer of the company. The current non-cancelable lease term for this facility ends September 30, 2023. Effective February 1, 2021, we amended this lease agreement to include options to renew and extend this lease for up to two additional periods of three-years each. In accordance with ASC Topic 842, we determined that these options to renew are reasonably certain to be exercised, and therefore are now included in the lease term of the amended agreement. In addition, the amendment provided us with an allowance for reimbursement associated with certain leasehold improvements we previously paid on behalf of the lessor totaling $92,400. The lease payments during the non-cancelable term and the two optional renewal periods are $13,200 per month and are being partially offset by the $92,400 reimbursement allowance over the period covering the remaining non-cancelable lease term and the two additional three-year renewal periods. Rents paid to the entity owned by an immediate family of an officer totaled $151,000, $157,000, $158,000 in fiscal 2021, 2020, and 2019, respectively. As of May 2, 2021, the remaining amount of the allowance for reimbursement of certain leasehold improvements was $86,000.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of May 2, 2021, we had total amounts due regarding capital expenditures totaling $348,000 which pertained to outstanding vendor invoices, none of which were financed.  As of May 3, 2020, we had total amounts due regarding capital expenditures totaling $107,000, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of May 2, 2021, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $1.6 million.

14.	STOCK-BASED COMPENSATION

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

As of May 2, 2021, there were 661,553 shares available for future equity-based grants under the company’s 2015 Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2021, 2020, and 2019:

	2021	2020	2019
	Shares	Shares	Shares
outstanding at beginning of year	44,399	10,000	1,200
granted	129,896	34,399	10,000
vested	—	—	(1,200)
outstanding at end of year	174,295	44,399	10,000

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2021, 2020, and 2019:

		(1)
	Restricted	Price	Vesting
Date of Grant	Stock Awarded	Per Share	Period
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of our common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the fiscal 2021, 2020, and 2019:

	Common	(1)	(2)
	Stock Shares	Weighted Average	Price Per
Fiscal Year	Vested	Fair Value	Share
Fiscal 2021	—	$—	$—
Fiscal 2020	—	$—	$—
Fiscal 2019	1,200	$21	$17.36

(1)	Dollar amounts are in thousands.
(2)	Price per share represents closing price of our common stock on the date the respective award vested.

Overall

We recorded compensation expense of $614,000, $220,000, and $43,000 within selling, general, and administrative expense for time vested restricted stock units in fiscal 2021, 2020, and 2019, respectively.

As of May 2, 2021, the remaining unrecognized compensation cost related to our time vested restricted stock units was $1.4 million, which is expected to be recognized over a weighted average vesting period of 2.1 years. As of May 2, 2021, our time vested restricted stock unit awards that were expected to vest had a fair value totaling $2.5 million.

Performance-Based Restricted Stock Units

Senior Executives

We grant performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period, as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved may be adjusted based on a market-based total shareholder return component, as defined in the related restricted stock unit agreements.

Compensation cost for share-based awards is measured based on the fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

There were no performance-based restricted stock units granted to senior executives during fiscal 2021.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on July 18, 2019, and August 2, 2018:

	July 18,	August 2,
	2019	2018
Closing price of our common stock	$18.49	$24.35
Expected volatility of our common stock	30.0%	33.5%
Expected volatility of peer companies (1) (2)	29.9% - 82.3%	16.0%
Risk-free interest rate	1.73%	2.74%
Dividend yield	2.10%	1.35%
Correlation coefficient of peer companies (1) (2)	0.00 - 0.43	0.47

(1)

The expected volatility and correlation coefficient of our peer companies for the July 18, 2019, grant date was based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

(2)

The expected volatility and correlation coefficient of our peer companies for the August 2, 2018, grant date was based on the Russell 2000 Index, which was approved by the Compensation Committee of our board of directors as the benchmark for determining the market-based total shareholder return component. Since the Russell 2000 Index was the only benchmark for determining the market-based total shareholder return component, no ranges were disclosed for these assumptions.

Key Employees and a Non-Employee

We grant performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period, as defined in the related restricted stock unit agreements.

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

There were no performance-based restricted stock units granted to our key employees or any non-employees during fiscal 2021.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that were unvested as of May 2, 2021:

		(4)
	(3)	Restricted Stock
	Restricted Stock	Units Expected	Price Per		Vesting
Date of Grant	Units Awarded	to Vest	Share		Period
July 18, 2019 (1)	93,653	6,113	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	3,661	$18.49	(7)	3 years
August 2, 2018 (1)	86,599	6,734	$18.51	(6)	3 years
August 2, 2018 (2)	47,800	5,811	$24.35	(7)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met as of the end of the vesting period, and in turn, the number of shares that are expected to be awarded during the vesting period. These amounts represent the number of shares that are expected to vest as of May 2, 2021.

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

(6)

Price per share represents the fair market value per share ($0.76 per $1, or a reduction of $5.84 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($24.35) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on August 2, 2018.

(7)	Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during fiscal 2021, 2020, and 2019:

		(3)	(4)
	Common	Weighted	Weighted
	Stock Shares	Average	Average Price
Fiscal Year	Vested	Fair Value	Per Share
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (1)	3,710	$37	$9.96
Fiscal 2020 (1)	11,351	$197	$17.36
Fiscal 2020 (2)	4,961	$86	$17.36
Fiscal 2019 (1)	128,632	$3,754	$29.19
Fiscal 2019 (2)	10,364	$320	$30.90

(1)	Senior executives and key employees.
(2)	Non-employee.
(3)	Dollar amounts are in thousands.

(4)	The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance-based restricted stock units vested.

We recorded a charge or a (credit) to compensation expense totaling $357,000, $114,000, and $(53,000) million within selling, general, and administrative expense associated with our performance-based restricted stock units for fiscal years 2021, 2020, and 2019, respectively.

As of May 2, 2021, the remaining unrecognized compensation cost related to the performance-based restricted stock units was $83,000, which is expected to be recognized over a weighted average vesting period of 1.0 years. As of May 2, 2021, our performance-based restricted stock units that are expected to vest had a fair value totaling $316,000.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2021, 2020, and 2019:

	Common	(1)
	Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
April 1, 2021 - Fiscal 2021	4,467	$15.67	Immediate
January 4, 2021 - Fiscal 2021	4,563	$15.34	Immediate
October 1, 2020 - Fiscal 2021	5,193	$13.48	Immediate
July 1, 2020 - Fiscal 2021	7,000	$10.00	Immediate
April 1, 2020 - Fiscal 2020	10,511	$6.66	Immediate
January 2, 2020 - Fiscal 2020	4,972	$14.08	Immediate
October 1, 2019 - Fiscal 2020	4,519	$15.49	Immediate
July 1, 2019 - Fiscal 2020	3,659	$19.21	Immediate
April 1, 2019 - Fiscal 2019	2,948	$19.18	Immediate
October 1, 2018 - Fiscal 2019	3,600	$23.45	Immediate

(1)	Price per share represents closing price of our common stock on the date of grant.

We recorded $280,000, $280,000, and $140,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2021, 2020, and 2019, respectively.

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

Recurring Basis – Continuing Operations

The following tables present information about assets and liabilities measured at fair value on a recurring basis related to our continuing operations:

	Fair value measurements as of May 2, 2021, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,879	N/A	N/A	$7,879
Short Term Bond Mutual Funds	4,101	N/A	N/A	4,101
Short Duration Inflation Protected Mutual Fund	722	N/A	N/A	722
Mortgage Securities Mutual Fund	719	N/A	N/A	719
Growth Allocation Mutual Funds	339	N/A	N/A	339
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	111	N/A	N/A	111

	Fair value measurements as of May 3, 2020, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,496	N/A	N/A	$7,496
Short Term Bond Mutual Funds	923	N/A	N/A	923
Growth Allocation Mutual Fund	219	N/A	N/A	219
Moderate Allocation Mutual Fund	63	N/A	N/A	63
Other	56	N/A	N/A	56

Nonrecurring Basis – Continuing Operations

As of May 2, 2021, we had assets and liabilities related to our continuing operations that were required to be measured at fair value on a nonrecurring basis that pertained to the assets acquired and certain liabilities assumed in the connection with the CIH business combination effective February 1, 2021, that were acquired at fair value. See Note 2 of the consolidated financial statements for further details regarding this business combination.

	Fair value measurements as of May 2, 2021, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Right of use assets	N/A	$2,544	N/A	$2,544
Equipment and leasehold improvements	N/A	N/A	846	846
Inventory	N/A	N/A	31	31

The fair value of our right of use assets was based on our analysis of a recent appraisal of the annual lease rates per square foot for industrial buildings that are similar in nature and within the same locale. We believe the annual lease rates per square foot presented in our recent appraisal represent a significant observable inputs and therefore the right of use assets were classified as level 2.

Additionally, in connection with the CIH business combination effective February 1, 2021, we acquired cash, accounts receivable, and certain other current assets, and we assumed accounts payable. Based on the nature of these items and their short-term maturity, the carrying amount of these items approximated their fair values. See Note 2 of the consolidated financial statements for the final allocation of the acquisition cost to assets acquired and liabilities assumed based on their fair values.

The following table presents information about assets and liabilities measured at fair value on a nonrecurring basis related to our continuing operations as of May 3, 2020:

Fair value measurements as of May 3, 2020, using:
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

Nonrecurring Basis – Discontinued Operation

During fiscal 2020, the entire carrying value of our goodwill and tradename associated with our discontinued operation was impaired, and therefore, we did not have goodwill or tradename recorded in our Consolidated Balance Sheets as of May 2, 2021 and May 3, 2020. Consequently, we recorded asset impairment charges totaling $20.2 million that were presented in loss before income taxes from discontinued operation of the fiscal 2020 Consolidated Statement of Net Loss. Of the total asset impairment charges totaling $20.2 million, $13.6 million, and $6.6 million pertained to goodwill and tradename, respectively.

At the end of the third quarter of fiscal 2020, we assessed the fair value of our contingent consideration related to the acquisition of our ownership interest in eLuxury. Based on this assessment, we recorded a reversal of $6.1 million for the full amount of this contingent consideration.

See below or fair value techniques used to determine the fair value of goodwill, tradename, and contingent consideration and the level of the fair value hierarchy these fair value techniques were classified based on the lowest level of inputs used.

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

Contingent Consideration

At the end of the third quarter of fiscal 2020, the fair value of our contingent consideration was determined using forecasted financial information to calculate EBITDA as it related to the Equity Agreement associated with the acquisition of our ownership interest in eLuxury. Since forecasted financial information utilizes significant unobservable inputs, the fair value of our contingent consideration was classified as level 3.

See Note 3 of the consolidated financial statements for further details regarding the terms of this contingent consideration arrangement.

As of April 28, 2019, we had assets and liabilities related to our discontinued operation that were required to be measured at fair value on a nonrecurring basis in the connection with the eLuxury business combination on June 22, 2018 (during our fiscal 2019), that were acquired at fair value. See Note 3 of the consolidated financial statements for further details regarding the acquisition of eLuxury and subsequent disposal effective March 31, 2020.

	Fair value measurements as of April 28, 2019, using:
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

The tradename was recorded at fair market value using the royalty from relief method that used significant unobservable inputs and was classified as level 3. The contingent consideration – earn-out obligation was recorded at fair market value using Black Scholes pricing model which used significant observable inputs and was classified as level 3.

Additionally, we acquired certain current, assets such as accounts receivable and prepaid expenses, and we assumed certain liabilities such as accounts payable and accrued expenses.  Based on the nature of these items and their short-term maturity, the carrying amount of these items approximated their fair values. See Note 3 of the consolidated financial statements for the final allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values.

16.	NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE

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

(in thousands)	2021	2020	2019
weighted-average common shares outstanding, basic	12,300	12,378	12,462
dilutive effect of stock-based compensation	22	—	86
weighted-average common shares outstanding, diluted	12,322	12,378	12,548

During fiscal 2021, 2,175 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive, due to the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our stock-based compensation awards.

During fiscal 2020, 45,731 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as their effect would be antidilutive. Of the 45,731 shares of unvested common stock, 26,343 shares were not included in the computation as we incurred a net loss for the year, and therefore, their effect would be antidilutive. In addition, 19,388 shares of unvested common stock were not included in the computation as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of our stock-based compensation awards.

During fiscal 2019, all unvested shares of common stock were included in the computation of diluted net income from continuing operations per share.

17.	BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans which covers substantially all employees and provide for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.2 million during fiscal years 2021, 2020, and 2019, respectively.

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

Our contributions to the Plan were $143,000, $185,000, and $189,000 in fiscal years 2021, 2020, and 2019, respectively.  Our nonqualified deferred compensation plan liability was $8.4 million and $7.7 million as of May 2, 2021, and May 3, 2020, respectively.

We have a rabbi trust (the “Trust”) to set aside funds for the participants of the Plan and that allows the participants to direct their contributions to various investment options in the Plan. The investment options of the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency, as defined in the Plan.

The investment assets of the Trust are recorded at their fair value of $8.4 million and $7.8 million as of May 2, 2021, and May 3, 2020, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive (loss) income.

18.	SEGMENT INFORMATION

Overall

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. In addition, this segment includes Read, which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s own products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, the results of operations associated with our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements for fiscal years 2020 and 2019.

Our former home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. A reconciliation is provided in Note 3 that contains detailed income statement information and is reconciled to net loss from discontinued operation presented in the Consolidated Statements of Net Income (Loss) for fiscal years 2020 and 2019.

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 91%, 93%, and 90% of total consolidated net sales in fiscal 2021, 2020, and 2019, respectively. International sales accounted for 27%, 26%, and 26% of net sales during fiscal 2021, 2020, and 2019, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2021	2020	2019
north america (excluding USA) (1)	$32,925	$27,637	$29,247
far east and asia (2)	43,764	36,470	39,277
all other areas	5,558	2,986	3,712
	$82,247	$67,093	$72,236

(1)	Of this amount, $27.2 million, $21.7 million, and $22.5 million are attributable to shipments to Mexico in fiscal 2021, 2020, and 2019, respectively.
(2)	Of this amount $28.1 million, $21.4 million, and $29.8 million are attributable to shipments to China in fiscal 2021, 2020, and 2019, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 13%, 12%, and 11% of consolidated net sales during fiscal 2021, 2020, and 2019, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 2, 2021, or May 3, 2020.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2021, 2020, or fiscal 2019. One customer within the mattress fabrics segment accounted for 12% of the consolidated net accounts receivable balance as of May 2, 2021.  No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 3, 2020.

Employee Workforce Concentration

The hourly employees associated with our manufacturing facility located in Canada (approximately 12% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2023. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Financial Information

We evaluate the operating performance of our current business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairment charges, restructuring expense (credit) and related charges, and other non-recurring items. Cost of sales in each of our current business segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain senior executives and their support staff, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also included in segment assets their investment in an unconsolidated joint venture as of May 3, 2020.  During fiscal 2019, we elected to no longer include goodwill and intangible assets in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, to allocate resources to the individual segments, or determine executive compensation.

Statements of operations for our current operating segments are as follows:

(dollars in thousands)	2021	2020	2019
net sales by segment:
upholstery fabrics	$142,049	$124,754	135,654
mattress fabrics	157,671	131,412	145,671
total net sales	$299,720	$256,166	281,325
gross profit from continuing operations by segment:
upholstery fabrics	$25,968	$24,220	25,373
mattress fabrics	23,864	16,278	22,904
total segment gross profit	49,832	40,498	48,277
other non-recurring charges (1)	—	—	(159)
restructuring related charges (2)	—	—	(2,349)
total gross profit from continuing operations	$49,832	$40,498	45,769
selling, general, and administrative expenses by segment:
upholstery fabrics	$14,092	$14,353	14,551
mattress fabrics	12,066	11,354	11,296
unallocated corporate	11,598	8,717	6,838
total segment selling, general, and administrative expenses	37,756	34,424	32,685
other non-recurring charges (3)	—	—	518
restructuring related charges (4)	—	—	40
total selling, general, and administrative expenses	$37,756	$34,424	33,243
income (loss) from continuing operations:
upholstery fabrics	$11,876	$9,867	10,823
mattress fabrics	11,798	4,924	11,607
unallocated corporate expenses	(11,598)	(8,717)	(6,838)
total segment income from continuing operations	12,076	6,074	15,592
asset impairments (7)	—	(13,712)	—
other non-recurring charges (1) (3)	—	—	(678)
restructuring credit and related charges (5) (6)	—	70	(1,563)
total income (loss) from continuing operations	12,076	(7,568)	13,351
interest expense	(51)	(106)	(35)
interest income	244	897	789
gain on bargain purchase (8)	819	—	—
other expense	(2,208)	(902)	(1,383)
income (loss) before income taxes from continuing operations	$10,880	$(7,679)	12,722

(1)	The $159,000 represents employee termination benefits and other operational reorganization costs associated with our mattress fabrics segment.
(2)

The $2.3 million represents a restructuring related charge of $1.6 million for inventory markdowns and $784,000 for other operating costs associated with our closed Anderson, SC upholstery fabrics facility.

(3)

The $518,000 represents a non-recurring charge of $429,000 for the accelerated vesting of certain stock-based compensation agreements associated with a senior executive and was recorded in unallocated corporate expenses. Additionally, the $518,000 includes $89,000 for employee termination benefits and operational reorganizational costs associated with our mattress fabrics segment.

(4)

The $40,000 represents a restructuring related charge for the accelerated vesting for certain stock-based compensation agreements associated with an employee that was located at our closed Anderson, SC upholstery fabrics facility.

(5)

The $1.6 million represent charges and credits that were associated our closed Anderson, SC upholstery fabrics facility and include $1.6 million for inventory markdowns, $784,000 for other operating costs, $661,000 for employee termination benefits, and $40,000 for the accelerated vesting of certain stock-based compensation agreements associated an employee, partially offset by a $1.5 million gain on the sale of property, plant, and equipment.

(6)

Of this total net charge of $1.6 million, a charge of $2.3 million, a charge of $40,000 and a credit of $825,000 were recorded in cost of sales, selling, general, and administrative expenses, and restructuring credit, respectively, in the fiscal 2019 Consolidated Statement of Net Income.

(7)

During fiscal 2020, we incurred asset impairment charges totaling $13.7 million, of which $13.6 million and $143,000 pertained to goodwill associated with our mattress and upholstery fabric segments and a tradename associated Read, respectively. Of this $13.7 million, $11.5 million and $2.2 million pertained to the mattress fabrics segment and upholstery fabrics segment, respectively.

(8)

Effective February 1, 2021, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Haiti.  Pursuant to this transaction, we are now the sole owner with full control over this operation.  The gain on bargain purchase represents the net assets acquired from this transaction that were more than the $954,000 total purchase price.

Balance sheet information for our current operating segments follow:

(dollars in thousands)	May 2, 2021		May 3, 2020
segment assets
mattress fabrics
accounts receivable	$20,427		$12,212
inventory	30,047		26,620
property, plant, and equipment	41,264	(1)	40,682	(2)
right of use assets	4,278	(3)	362	(4)
investment in unconsolidated joint venture	—		1,602
total mattress fabrics assets	96,016		81,478

upholstery fabrics
accounts receivable	17,299		12,881
inventory	25,870		21,287
property, plant, and equipment	1,925	(5)	1,633	(6)
right of use assets	5,945	(7)	1,633	(8)
total upholstery fabrics assets	51,039		37,434
total segment assets	147,055		118,912

non-segment assets
cash and cash equivalents	37,009		69,790
short-term investments – available for sale	5,542		923
short-term investments – held-to-maturity	3,161		4,271
current income taxes receivable	—		1,585
deferred income taxes	545		793
other current assets	3,852		2,116
property, plant, and equipment (9)	814		832
right of use assets (10)	1,507		1,908
intangible assets	3,004		3,380
long-term investments - held-to-maturity	1,141		2,076
long-term investments - rabbi trust	8,415		7,834
other assets	2,035		664
total assets	$214,080		$215,084

(dollars in thousands)	2021	2020	2019
capital expenditures (11):
mattress fabrics	$6,226	$3,475	$2,526
upholstery fabrics	347	348	382
discontinued operation	—	135	53
unallocated corporate	332	675	14
total capital expenditures	$6,905	$4,633	$2,975

depreciation expense
mattress fabrics	$6,014	$6,712	$7,008
upholstery fabrics	832	765	787
discontinued operation	—	350	322
total depreciation expense	$6,846	$7,827	$8,117

(1)	The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

(2)	The $40.7 million as of May 3, 2020, represents property, plant, and equipment of $27.7 million and $13.0 million located in the U.S. and Canada, respectively.

(3)	The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

(4)	The $362,000 as of May 3, 2020, represents right of use assets located in the U.S.

(5)	The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

(6)	The $1.6 million as of May 3, 2020, represents property, plant, and equipment of $1.2 million and $471,000 located in the U.S. and China, respectively.

(7)	The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

(8)	The $1.6 million as of May 3, 2020, represents right of use assets of $857,000 and $776,000 located in the U.S. and China, respectively.

(9)

The $814,000 as of May 2, 2021, and $832,000 as of May 3, 2020, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

(10)

The $1.5 million as of May 2, 2021, and $1.9 million as of May 3, 2020, represents right of use assets located in the U.S. associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

(11)	Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

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
(2)

Of the total net charge of $1.6 million, a $2.3 million charge, a charge of $40,000, and a credit of $825,000 were recorded in cost of sales, selling, general and administrative expenses, and restructuring credit, respectively, in the accompanying fiscal 2019 Consolidated Statement of Net Income.

20.	STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of May 2, 2021, the statutory surplus reserve fund represents the 50% registered capital limit, and therefore, our subsidiary located in China is not required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 2, 2021, the company’s statutory surplus reserve was $4.5 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.5 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.
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

During fiscal 2021, we did not repurchase any shares of our common stock. As a result, as of May 2, 2021, we had $5.0 million available for additional repurchases of our common stock.

During fiscal 2020, we repurchased 142,496 shares of our common stock at a cost of $1.7 million pursuant to the authorization approved by our board of directors on September 5, 2019.

During fiscal 2019, we repurchased 160,823 shares of our common stock at a cost of $3.3 million pursuant to the authorization approved by our board of directors on June 15, 2016.

22.	DIVIDEND PROGRAM

On June 15, 2021, our board of directors approved a regular quarterly cash dividend of $0.11 per share. This payment will be made on July 16, 2021, to shareholders of record as of July 9, 2021.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 to $0.11 per share.

During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly dividend payments ranging from $0.10 to $0.105 per share.

During fiscal 2019, dividend payments totaled $4.7 million, which represented quarterly dividend payments ranging from $0.09 to $0.10 per share.

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

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly data tabular disclosure is no longer required, as we have elected to early adopt the amendment to Item 302 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 2, 2021, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 2, 2021. This evaluation was conducted under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 2, 2021.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 2, 2021, May 3, 2020, and April 28, 2019 and has audited the company’s effectiveness of internal controls over financial reporting as of May 2, 2021, as stated in their report, which is included in Item 8 hereof.

During the quarter ended May 2, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and subsidiaries (“the Company”) as of May 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended May 2, 2021, and our report dated July 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

July 16, 2021

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors, and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” and “Board Committees and Attendance – Audit Committee,” which information is herein incorporated by reference.

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

The following table sets forth information as of the end of fiscal 2021 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	661,553
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	661,553

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

4.1

Description of Capital Stock of the company was filed as Exhibit 4.1 to the company’s Form 10-K for the year ended May 3, 2020, filed July 17, 2020 (Commission File No. 001-12597), and is incorporated herein by reference.

10.1	Form of Annual Incentive Award Agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 11, 2020 (Commission File No. 001-12597), and is incorporated herein by reference. (*)
10.2

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 11, 2020 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.3

Conformed copy of Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated August 3, 2013, consolidating (i) First Amendment dated as of July 10, 2015, (ii) Second Amendment dated as of March 10, 2016, (iii) Third Amendment dated as of August 1, 2016, (iv) Fourth Amendment dated as of September 27, 2016, (v) Fifth Amendment dated as of August 13, 2018, (vi) Sixth Amendment dated as of March 27, 2020, and (vii) Seventh Amendment dated as of June 30, 2020, was filed as Exhibit 10.1 to the company’s Form 10-K for the year ended May 3, 2020, filed July 17, 2020 (Commission File No. 001-12597), and is incorporated herein by reference. This conformed copy was filed for ease of reference and is qualified in its entirety by each of the amendments referenced herein.

10.4

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated September 13, 2019 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.5

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

21	List of subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33‑13310).
24(a)	Power of Attorney of Perry E. Davis, dated July 16, 2021
24(b)	Power of Attorney of Sharon A. Decker, dated July 16, 2021
24(c)	Power of Attorney of Kenneth R. Larson, dated July 16, 2021
24(d)	Power of Attorney of Fred A. Jackson, dated July 16, 2021
24(e)	Power of Attorney of Kenneth W. McAllister, dated July 16, 2021
31(a)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(c)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(c)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)	Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 105 under the subheading “Exhibit Index.”

c)	Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

Exhibit Number               Exhibit

21	List of subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33-13310).

24(a)	Power of Attorney of Perry E. Davis, dated July 16, 2021

24(b)	Power of Attorney of Sharon A. Decker, dated July 16, 2021

24(c)	Power of Attorney of Kenneth R. Larson, dated July 16, 2021

24(d)	Power of Attorney of Fred A. Jackson, dated July 16, 2021

24(e)	Power of Attorney of Kenneth W. McAllister, dated July 16, 2021

31(a)	Certification of Co- Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Co-Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(c)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Co-Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(c)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July 2021.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of July 2021.

/s/	Franklin N. Saxon	/s/	Kenneth R. Larson *
	Franklin N. Saxon		Kenneth R. Larson
	Executive Chairman		(Director)
(co-principal executive officer)
(Chairman of the Board of Directors)

/s/	Kenneth W. McAllister*	/s/	Fred A. Jackson*
	Kenneth W. McAllister		Fred A. Jackson
	(Lead Independent Director)		(Director)

/s/	Perry E. Davis *	/s/	Kenneth R. Bowling
	Perry E. Davis		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Sharon A. Decker*	/s/	Thomas B. Gallagher, Jr.
	Sharon A. Decker		Thomas B. Gallagher, Jr.
	(Director)		Vice President of Finance
(principal accounting officer)
*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.