Form 10-Q
period 2021-08-01
CULP INC
filed 2021-09-10
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2021

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

Common shares outstanding as of September 8, 2021: 12,203,284

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended August 1, 2021

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 1, 2021, AND AUGUST 2, 2020

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	August 1,	August 2,
	2021	2020
Net sales	$83,047	$64,464
Cost of sales	(70,548)	(54,563)
Gross profit	12,499	9,901
Selling, general and administrative expenses	(9,181)	(8,018)
Income from operations	3,318	1,883
Interest expense	—	(51)
Interest income	74	58
Other expense	(237)	(366)
Income before income taxes	3,155	1,524
Income tax expense	(905)	(4,324)
Income from investment in unconsolidated joint venture	—	67
Net income (loss)	2,250	(2,733)

Net income (loss) per share - basic	$0.18	$(0.22)
Net income (loss) per share - diluted	$0.18	$(0.22)
Average shares outstanding, basic	12,313	12,287
Average shares outstanding, diluted	12,415	12,287

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 1, 2021, AND AUGUST 2, 2020

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 1,	August 2,
	2021	2020
Net income (loss)	$2,250	$(2,733)

Unrealized holding gains on investments, net of tax	148	69
Comprehensive income (loss)	$2,398	$(2,664)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 1, 2021, AUGUST 2, 2020, AND MAY 2, 2021

UNAUDITED

(Amounts in Thousands)

	August 1,	August 2,	* May 2,
	2021	2020	2021
Current assets:
Cash and cash equivalents	$26,061	39,986	37,009
Short-term investments - held-to-maturity	1,661	5,092	3,161
Short-term investments - available for sale	9,698	983	5,542
Accounts receivable	35,008	29,893	37,726
Inventories	58,613	40,402	55,917
Current income taxes receivable	524	782	—
Other current assets	3,889	3,547	3,852
Total current assets	135,454	120,685	143,207
Property, plant and equipment, net	43,930	42,051	44,003
Intangible assets	2,910	3,286	3,004
Long-term investments - rabbi trust	8,841	7,916	8,415
Long-term investments - held-to-maturity	6,629	1,314	1,141
Right of use assets	11,447	6,443	11,730
Deferred income taxes	455	593	545
Investment in unconsolidated joint venture	—	1,759	—
Other assets	2,582	540	2,035
Total assets	$212,248	184,587	214,080
Current liabilities:
Accounts payable - trade	$45,285	25,746	42,540
Accounts payable - capital expenditures	48	333	348
Operating lease liability - current	2,727	2,387	2,736
Deferred revenue	694	685	540
Accrued expenses	9,950	7,852	14,839
Income taxes payable - current	253	613	229
Total current liabilities	58,957	37,616	61,232
Accrued expenses - long-term	—	117	—
Operating lease liability - long-term	6,665	4,214	6,821
Income taxes payable - long-term	3,365	3,591	3,326
Deferred income taxes	4,917	5,311	5,330
Deferred compensation	8,795	7,869	8,365
Total liabilities	82,699	58,718	85,074
Commitments and Contingencies (Notes 3, 9, 15, and 16)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,276,286 at August 1, 2021; 12,291,946 at August 2, 2020; and 12,312,822 at May 2, 2021	614	615	616
Capital contributed in excess of par value	43,310	42,708	43,807
Accumulated earnings	85,331	82,487	84,437
Accumulated other comprehensive income	294	59	146
Total shareholders' equity	129,549	125,869	129,006
Total liabilities and shareholders' equity	$212,248	184,587	214,080

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 1, 2021, AND AUGUST 2, 2020

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 1,	August 2,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,250	(2,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,726	1,822
Amortization	121	118
Stock-based compensation	274	126
Deferred income taxes	(323)	3,693
Income from investment in unconsolidated joint venture	—	(67)
Foreign currency exchange loss	3	154
Changes in assets and liabilities:
Accounts receivable	2,715	(4,757)
Inventories	(2,676)	7,592
Other current assets	(39)	(1,254)
Other assets	(556)	(24)
Accounts payable – trade	2,723	2,544
Deferred revenue	154	183
Accrued expenses and deferred compensation	(4,336)	2,377
Income taxes	(465)	807
Net cash provided by operating activities	1,571	10,581
Cash flows from investing activities:
Capital expenditures	(1,953)	(500)
Investment in unconsolidated joint venture	—	(90)
Proceeds from the maturity of short-term investments (Held to Maturity)	1,967	350
Purchase of short-term and long-term investments (Held to Maturity)	(5,973)	(423)
Purchase of short-term investments (Available for Sale)	(4,031)	(34)
Proceeds from the sale of long-term investments (rabbi trust)	—	39
Purchase of long-term investments (rabbi trust)	(403)	(78)
Net cash used in investing activities	(10,393)	(736)
Cash flows from financing activities:
Payments associated with lines of credit	—	(30,772)
Payment associated with Paycheck Protection Program Loan	—	(7,606)
Dividends paid	(1,356)	(1,291)
Common stock repurchased	(723)	—
Common stock surrendered for withholding taxes payable	(50)	—
Payments of debt issuance costs	—	(15)
Net cash used in financing activities	(2,129)	(39,684)
Effect of exchange rate changes on cash and cash equivalents	3	35
Decrease in cash and cash equivalents	(10,948)	(29,804)
Cash and cash equivalents at beginning of period	37,009	69,790
Cash and cash equivalents at end of period	$26,061	39,986

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED AUGUST 1, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(3,025)	—	(50)	—	—	(50)
Fully vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549

*	Derived from audited financial statements.

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

The company’s three-months ended August 1, 2021, and August 2, 2020, each represent 13-week periods.

2. Significant Accounting Policies

As of August 1, 2021, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2021.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance was effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As a result, we adopted the provisions of ASU 2019-12 on May 3, 2021 (the beginning of fiscal 2022). The adoption of ASU 2019-12 did not affect our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

Currently, there are no new recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
3.	BUSINESS COMBINATION ACHIEVED IN STAGES

Overview

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company entered into a joint venture agreement pursuant to which Culp International owned 50% of Class International Holdings, Ltd. (“CIH). Effective February 1, 2021 (sometimes referred to as the “acquisition date”), Culp International entered into a Share Purchase Agreement with its former joint venture partner pursuant to which Culp International acquired the remaining 50% ownership interest in CIH. CIH produces cut and sewn mattress covers and is housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. We believe having sole ownership of this operation increases our capacity and enhances our flexibility by having near-shore capabilities that will help us to meet the needs of our mattress cover customers.

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

The consideration transferred for our now-100% ownership interest in connection with this acquisition totaled $2.7 million, of which $1.7 million represented the fair value of our previously held 50% ownership interest in CIH at the time of acquisition, and $954,000 represented the purchase price that was mostly paid at closing on February 1, 2021, for the remaining 50% ownership interest in CIH. In accordance with ASC Topic 805-10-25-10, we remeasured our previously held 50% ownership interest in CIH at its acquisition date fair value. As of the acquisition date, the fair value of our previously held 50% ownership interest totaling $1.7 million represented its carrying amount, and therefore, no gain or loss was recognized in earnings for the remeasurement of our previously held 50% ownership interest.

Assets Acquired and Liabilities Assumed

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values:

(dollars in thousands)	Fair Value
Cash and cash equivalents	$62
Accounts receivable	169
Inventory	31
Right of use assets	2,544
Equipment and leasehold improvements	846
Accounts payable	(155)
Gain on bargain purchase	(819)
$2,678

Equipment and leasehold improvements is being depreciated on a straight-line basis over their remaining useful lives ranging from 1 to 10 years.

Gain on Bargain Purchase

Concurrent with our acquisition of the remaining 50% ownership interest in CIH, our former joint venture partner sold its mattress business to a third party. Our acquisition of the remaining 50% ownership interest in CIH was undertaken due to this sale and the terms negotiated in connection therewith. As a result, the $3.5 million fair value of the identifiable assets acquired and liabilities assumed exceeded the consideration transferred of $2.7 million. Consequently, in accordance with ASC Topic 825-30-25-4, we (i) reassessed the recognition and measurement of the assets acquired, liabilities assumed, and previously held ownership interest; (ii) gained an understanding of why there was a bargain purchase; and (iii) reviewed the rebate and supply agreements that were executed concurrent with the Share Purchase Agreement. As part of our review of the rebate and supply agreements, we verified that the terms of these agreements were consistent with fair market terms and were considered separate transactions and not considered part of the business combination in accordance with ASC Topic 805-20-25-21. Accordingly, this acquisition was accounted for as a bargain purchase and, as a result, we recognized a gain of $819,000 as of the acquisition date.

Supply and Rebate Agreements

In connection with the Share Purchase Agreement, we entered into a supply agreement and rebate agreement with an affiliated company of our former joint venture partner to secure plant capacity utilization and preserve sales channels of certain mattress fabric products. The supply and rebate agreements are effective as of the acquisition date and are based on future sales orders consistent with current market conditions.

The transactions associated with the supply and rebate agreements are accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. During the first quarter of fiscal 2022, shipments pursuant to the supply agreement were $455,000. During the first quarter of fiscal 2022, a charge of $21,000 pursuant to the rebate agreement was included in net sales in the Consolidated Statement of Net Income for the three months ended August 1, 2021.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month periods ending August 1, 2021, and August 2, 2020, have been prepared as if this acquisition had occurred on April 29, 2019.

(dollars in thousands, except per share data)	August 1, 2021	August 2, 2020
Net Sales	$83,047	$64,761
Income from operations	3,318	2,017
Net income (loss)	2,250	(2,666)
Net income (loss) per share - basic	$0.18	$(0.22)
Net income (loss) per share - diluted	$0.18	$(0.22)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income of CIH as a separate line titled “income from investment in unconsolidated joint venture” in the accompanying Consolidated Statements of Net Income (Loss). Our 50% proportionate share of the net income of the unconsolidated joint venture was $67,000 during the first quarter of fiscal 2021.

The following table summarizes assets, liabilities, and members’ equity for our equity method investment in CIH:
(dollars in thousands)	August 2, 2020
total assets	$3,668
total liabilities	$149
total members’ equity	$3,519

As of August 2, 2020, our investment in unconsolidated joint venture totaled $1.8 million, which represents our 50% ownership interest in our investment in CIH.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Beginning balance	$591	$472
Provision for bad debts	(11)	80
Ending balance	$580	$552

During the three-month periods ended August 1, 2021, and August 2, 2020, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions (i.e., COVID-19). After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $580,000 and $552,000  as of August 1, 2021 and August 2, 2020, respectively.

5. Revenue from Contracts with Customers

Nature of Performance Obligations

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. In addition, the upholstery fabrics segment includes Read Window Products LLC (“Read”), which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Our primary performance obligations include the sale of mattress fabrics and upholstery fabrics, as well as the performance of customized fabrication and installation services of our own products associated with window treatments.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 – 60 days.  During the first quarter of fiscal 2021, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as any limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of August 1, 2021, August 2, 2020, and May 2, 2021.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Beginning balance	$540	$502
Revenue recognized on contract liabilities	(611)	(593)
Payments received for services not yet rendered	765	776
Ending balance	$694	$685

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 1, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$43,058	$38,290	$81,348
Services transferred over time	—	1,699	1,699
Total Net Sales	$43,058	$39,989	$83,047

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 2, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$36,103	$26,061	$62,164
Services transferred over time	—	2,300	2,300
Total Net Sales	$36,103	$28,361	$64,464

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Raw materials	$9,443	$7,742	$7,742
Work-in-process	3,637	2,292	3,156
Finished goods	45,533	30,368	45,019
	$58,613	$40,402	$55,917

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Tradename	$540	$540	$540
Customer relationships, net	1,862	2,162	1,937
Non-compete agreement, net	508	584	527
	$2,910	$3,286	$3,004

Tradename

Our tradename totaling $540,000 as of August 1, 2021, pertained to Read, a separate reporting unit within the upholstery fabrics segment. Read’s tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of August 1, 2021, no indicators of impairment existed and therefore, no asset impairment charges associated with Read’s tradename were recorded during the first quarter of fiscal 2022.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Beginning balance	$1,937	$2,238
Amortization expense	(75)	(76)
Ending balance	$1,862	$2,162

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively. Accumulated amortization for these customer relationships was $1.3 million, $953,000, and $1.2 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2022 - $226,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; and thereafter - $432,000.

The weighted average amortization period for our customer relationships was 6.4 years as of August 1, 2021.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Beginning balance	$527	$602
Amortization expense	(19)	(18)
Ending balance	$508	$584

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively. Accumulated amortization for our non-compete agreement was $1.6 million, $1.5 million, and $1.5 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2022 - $56,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000, and thereafter - $148,000.

The weighted average amortization period for the non-compete agreement was 6.8 years as of August 1, 2021.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Compensation, commissions and related benefits	$5,006	$4,549	$9,816
Other accrued expenses	4,944	3,420	5,023
	$9,950	$7,969	$14,839

Our entire accrued expense balances totaling $10.0 million as of August 1, 2021, and $14.8 million as of May 2, 2021, were classified as current accrued expenses in the accompanying Consolidated Balance Sheets. As of August 2, 2020, we had accrued expenses totaling $8.0 million, of which $7.9 million, and $117,000, were classified as current accrued expenses and long-term accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

9. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.69%, 1.75%, and 1.71% as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively) calculated using a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands).

As of August 1, 2021, August 2, 2020, and May 2, 2021, there were $275,000, $250,000, and $275,000, respectively, in outstanding letters of credit provided by the Credit Agreement. As of August 1, 2021, we had $725,000 remaining for the issuance of additional letters of credit.

There were no borrowings outstanding under the Credit Agreement as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.2 million USD as of August 1, 2021). This agreement has an interest rate determined by the Chinese government at the time of borrowing and is set to expire on December 1, 2021.

There were no borrowings outstanding under this agreement as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

Denominated in United States Dollar (“USD”)

As of May 2, 2021, we had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit up to $2 million USD and was set to expire on July 7, 2021. On August 30, 2021, we renewed this agreement, which maintains our borrowing capacity of $2.0 million and extends the expiration date to August 30, 2022. The interest rate regarding this agreement is determined by the Chinese government at the time of the borrowing.

There were no borrowings outstanding under this agreement as August 1, 2021, August 2, 2021, and May 2, 2021, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 1, 2021, we complied with our financial covenants.

No interest payments were made during the first quarter of fiscal 2022. Interest paid during the first quarter of fiscal 2021 totaled $60,000.

10. Fair Value

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors, and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of August 1, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,205	N/A	N/A	$8,205
Bond Mutual Funds	4,656	N/A	N/A	4,656
Inflation Protected Bond Mutual Funds	2,979	N/A	N/A	2,979
Mortgage Securities Mutual Funds	1,124	N/A	N/A	1,124
Large Cap Equity Mutual Funds	708	N/A	N/A	708
Growth Allocation Mutual Funds	419	N/A	N/A	419
U.S. Event Driven Equity Mutual Fund	194	N/A	N/A	194
Moderate Allocation Mutual Fund	91	N/A	N/A	91
Other	163	N/A	N/A	163

	Fair value measurements as of August 2, 2020, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,533	N/A	N/A	$7,533
Bond Mutual Funds	983	N/A	N/A	983
Growth Allocation Mutual Funds	246	N/A	N/A	246
Moderate Allocation Mutual Fund	71	N/A	N/A	71
Other	66	N/A	N/A	66

	Fair value measurements as of May 2, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,879	N/A	N/A	$7,879
Bond Mutual Funds	4,101	N/A	N/A	4,101
Inflation Protected Bond Mutual Funds	722	N/A	N/A	722
Mortgage Securities Mutual Fund	719	N/A	N/A	719
Growth Allocation Mutual Funds	339	N/A	N/A	339
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	111	N/A	N/A	111

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted of various types of bond and equity mutual funds and had an accumulated unrealized gain totaling $143,000, $6,000 and $24,000 as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively. Our short-term investments classified as available for sale were recorded at their fair values of $9.7 million, $983,000, and $5.5 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively. As of August 1, 2021, August 2, 2020, and May 2, 2021, the fair value of our short-term investments classified as available for sale approximated their cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with remaining maturities of less than 4 years as of August 1, 2021. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period, and were recorded at amortized cost.

As of August 1, 2021, August 2, 2020, and May 2, 2021, our held-to-maturity investments recorded at amortized cost totaled $8.3 million, $6.4 million, and $4.3 million, respectively. The fair value of our held-to-maturity investments as of August 1, 2021, August 2, 2020, and May 2, 2021, totaled $8.3 million, $6.5 million, and $4.3 million, respectively.

Our bond investments were classified as level 2 within the fair value hierarchy as they were traded over the counter within a broker network and not on an active market. The fair value of our bond investments was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investment.

Current Expected Credit Loses (“CECL”)- Available for Sale and Held-To-Maturity Investments

As of August 1, 2021, August 2, 2020, and May 2, 2021, we did not record an allowance for credit losses related to our short-term available for sale or held-to-maturity investments, which are comprised of high-grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and bond and equity mutual funds.

We determined that our credit loss exposure was immaterial as we have experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell, and it is not likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis.

As of August 1, 2021, we reported an accumulated unrealized gain of $143,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the three-month period ending August 1, 2021.

Long-Term Investments - Rabbi Trust

We have a rabbi trust for the participants of our deferred compensation plan (the “Plan”), that enables our participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of a U.S. Government money market fund and various equity related mutual funds that are classified as available for sale.

Our long-term investments associated with our rabbi trust are classified as available for sale and recorded at their fair values of $8.8 million, $7.9 million, and $8.4 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $151,000, $53,000, and 122,000, as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.  The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair value because of the short maturity of these financial instruments.

Nonrecurring Basis – Fourth Quarter of Fiscal 2021

During the three-month period ending May 2, 2021, we had assets and liabilities that were required to be measured at fair value on a nonrecurring basis that pertained to assets acquired and certain liabilities that were assumed in connection with the CIH business combination effective February 1, 2021. See Note 3 of the consolidated financial statements for further details regarding this business combination.

	Fair value measurements as of May 2, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Right of use assets	N/A	2,544	N/A	$2,544
Equipment and leasehold improvements	N/A	N/A	846	846
Inventory	N/A	N/A	31	31

The fair value of our right of use assets was based on our analysis of a recent appraisal of annual lease rates per square foot for industrial buildings that are similar in nature and within the same locale. We believe the annual lease rates per square foot presented in our recent appraisal represent significant observable inputs and therefore the right of use assets were classified as level 2.

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

Weighted average shares used in the computation of basic and diluted net income (loss) per share are as follows:

	Three months ended
(amounts in thousands)	August 1, 2021	August 2, 2020
Weighted average common shares outstanding, basic	12,313	12,287
Dilutive effect of stock-based compensation	102	—
Weighted average common shares outstanding, diluted	12,415	12,287

During the first quarter of fiscal 2022, all unvested shares of common stock were included in the computation of diluted net income per share.

During the first quarter of fiscal 2021, 33,828 shares of unvested common stock were not included in the computation of diluted net loss per share, as their effect would be antidilutive. Of the 33,828 shares of unvested common stock, 27,153 shares were not included in the computation as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period in relation to the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, 6,675 shares of unvested common stock were not included in the computation as we incurred a net loss for the first quarter of fiscal 2021, and therefore, their effect would be antidilutive.

12. Segment Information

Overall

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. In addition, this segment includes Read, which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Financial Information

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and related charges, and other non-recurring items. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also included in segment assets its investment in an unconsolidated joint venture as of August 2, 2020. Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	August 1, 2021	August 2, 2020
net sales by segment:
mattress fabrics	$43,058	$36,103
upholstery fabrics	39,989	28,361
net sales	$83,047	$64,464
gross profit:
mattress fabrics	$6,795	$4,608
upholstery fabrics	5,704	5,293
gross profit	$12,499	$9,901
selling, general, and administrative expenses by segment:
mattress fabrics	$3,184	$2,763
upholstery fabrics	3,437	3,180
unallocated corporate expenses	2,560	2,075
selling, general, and administrative expenses	$9,181	$8,018
income (loss) from operations by segment:
mattress fabrics	$3,611	$1,845
upholstery fabrics	2,267	2,113
unallocated corporate expenses	(2,560)	(2,075)
income from operations	3,318	1,883
interest expense	—	(51)
interest income	74	58
other expense	(237)	(366)
income before income taxes	$3,155	$1,524

Balance sheet information for our operating segments follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Segment assets:
Mattress Fabrics:
Accounts receivable	$18,016	$15,585	$20,427
Inventory	31,778	20,070	30,047
Property, plant and equipment (1)	40,881	39,597	41,264
Right of use assets (2)	4,058	832	4,278
Investment in unconsolidated joint venture	—	1,759	—
Total mattress fabrics assets	94,733	77,843	96,016
Upholstery Fabrics:
Accounts receivable	16,992	14,308	17,299
Inventory	26,835	20,332	25,870
Property, plant and equipment (3)	2,080	1,634	1,925
Right of use assets (4)	5,984	3,802	5,945
Total upholstery fabrics assets	51,891	40,076	51,039
Total segment assets	146,624	117,919	147,055
Non-segment assets:
Cash and cash equivalents	26,061	39,986	37,009
Short-term investments - available for sale	9,698	983	5,542
Short-term investments - held-to-maturity	1,661	5,092	3,161
Current income taxes receivable	524	782	—
Other current assets	3,889	3,547	3,852
Deferred income taxes	455	593	545
Property, plant and equipment (5)	969	820	814
Right of use assets (6)	1,405	1,809	1,507
Intangible assets	2,910	3,286	3,004
Long-term investments - rabbi trust	8,841	7,916	8,415
Long-term investments - held-to-maturity	6,629	1,314	1,141
Other assets	2,582	540	2,035
Total assets	$212,248	$184,587	$214,080

	Three months ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Capital expenditures (7):
Mattress Fabrics	$1,117	$545
Upholstery Fabrics	262	113
Unallocated Corporate	274	68
Total capital expenditures	$1,653	$726
Depreciation expense:
Mattress Fabrics	$1,521	$1,631
Upholstery Fabrics	205	191
Total depreciation expense	$1,726	$1,822
(1)

The $40.9 million as of August 1, 2021, represents property, plant, and equipment of $27.6 million, $12.4 million, and $875,000 located in the U.S., Canada, and Haiti, respectively. The $39.6 million as of August 2, 2020, represents property, plant, and equipment of $27.0 million and $12.6 million located in the U.S. and Canada, respectively.   The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

(2)

The $4.1 million as of August 1, 2021, represents right of use assets of $2.3 million, $1.4 million, and $355,000 located in Haiti, the U.S., and Canada, respectively.  The $832,000 as of August 2, 2020, represents right of use assets of $535,000 and $297,000 located in Canada and the U.S., respectively.  The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

(3)

The $2.1 million as of August 1, 2021, represents property, plant, and equipment of $1.1 million, $830,000, and $130,000 located in the U.S., China, and Haiti, respectively. The $1.6 million as of August 2, 2020, represents property, plant, and equipment of $1.2 million and $456,000 located in the U.S. and China, respectively.   The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

(4)

The $6.0 million as of August 1, 2021, represents right of use assets of $4.6 million and $1.4 million located in China and the U.S., respectively.  The $3.8 million as of August 2, 2020, represents right of use assets of $3.1 million and $710,000 located in China and the U.S., respectively.  The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

(5)

The $969,000, $820,000, and $814,000 as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $1.4 million, $1.8 million, and $1.5 million as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively, represent right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ending August 1, 2021, compared with income tax expense of $4.3 million, or 283.7% of income before income taxes, for the three-month period ending August 2, 2020.

Our effective income tax rates for the three-month periods ended August 1, 2021, and August 2, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the three-month periods ended August 1, 2021, and August 2, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending August 1, 2021, and August 2, 2020:

	August 1,	August 2,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(3.9)	474.4
U.S. income tax law change	—	(232.5)
Withholding taxes associated with foreign jurisdictions	6.2	10.1
Foreign income tax rate differential	1.6	9.1
Global Intangible Low Taxed Income Tax ("GILTI")	3.4	—
Other	0.4	1.6
	28.7%	283.7%

Our effective income tax rate during the first quarter of fiscal 2022 was negatively affected, but not nearly to the extent as in the first quarter of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the first quarter of fiscal 2022, as compared with lower annual forecasted taxable as of the end of the first quarter of fiscal 2021. The annual forecasted taxable income at the end of the first quarter of fiscal 2021 was significantly affected by the ongoing disruption and uncertain economic conditions relating to the COVID-19 pandemic. As a result of the increase in forecasted taxable income, the principal differences in the above table are not as pronounced during the first quarter of fiscal 2022 as compared with those differences during the first quarter of fiscal 2021.

GILTI

Fiscal 2021

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). With the enactment of these final regulations, we became eligible for an exclusion from GILTI if we meet the provisions of the GILTI High-Tax exception included in these final regulations. To meet the provisions of the GILTI high tax exception, the tested foreign entity’s effective income tax rate related to current year’s earnings must be higher than 90% of the U.S. Federal income tax rate of 21% (i.e., 18.9%). In addition, the enactment of the new regulations and the provisions for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

Since we met the requirements for the High-Tax exception for our 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter of fiscal 2021.

Additionally, we met the requirements for the High-Tax exception for our 2021 fiscal year, and therefore, were not subject to GILTI tax.

Fiscal 2022

As of the end of the first quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

Based on our assessment associated with our operation located in Canada, we expect that several significant capital projects will be placed into service during fiscal 2022, and therefore we will be eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is expected to be much lower than prior fiscal years’, and therefore, our projected current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception.

Based on our assessment associated with our operations located in Haiti, we expect to earn taxable income that is not subject to income tax, as we are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not expected to be subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Fiscal 2022 is the first fiscal year in which we expect to earn taxable income from our operations located in Haiti.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed as a result of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more-likely-than-not that our U.S. net deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of August 1, 2021, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021. In addition, as of August 1, 2021, we are currently expecting U.S. taxable income during fiscal 2022 stemming from the source of taxable income provided by GILTI noted above. However, the cumulative losses that we have experienced during fiscal years 2020 and 2021 significantly exceed the U.S. taxable income expected during fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of August 1, 2021, August 2, 2020, and May 2, 2021, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
U.S. federal and state net deferred income tax assets	$9,221	7,830	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$11,551	10,111	11,674

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of August 1, 2021, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of August 1, 2021, August 2, 2020, and May 2, 2021, we recorded a deferred income tax liability of $3.2 million, $3.6 million, and $3.5 million, respectively, for withholding taxes associated with undistributed earnings and profits from our foreign subsidiaries.

Uncertain Income Tax Positions

In accordance with ASC Topic 740, an unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, negotiation, litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

As of August 1, 2021, August 2, 2020, and May 2, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. Of this $1.4 million total gross unrecognized income tax benefit, $1.1 million would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.4 million relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Income Taxes Paid

The following table sets forth taxes paid (refunded) by jurisdiction:

		Three Months Ended
	August 1,		August 2,
(dollars in thousands)	2021		2020
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—		$(745)
China	1,408		349
Canada	280		405
	$1,688		$9

(1)

In accordance with the provisions of the TCJA, corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was received during the first quarter of fiscal 2021, with the remaining balance expected to be received in fiscal 2022. In accordance with the provisions of the U.S. federal Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020), 100% of AMT credit carryforwards for years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment, plus interest, totaling $764,000 during the second quarter of fiscal 2021.

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

As of August 1, 2021, there were 474,575 shares available for future equity-based grants under the 2015 Plan.

Performance-Based Restricted Stock Units

Senior Executives

We have granted performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. The number of shares of common stock that are earned based on performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit agreements.

Our performance-based restricted stock units granted to senior executives were measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

Key Employees

We have granted performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit agreements. Our performance-based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that are unvested as of August 1, 2021:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 22, 2021 (1)	122,477	61,237	$14.75	(6)	3 years
July 22, 2021 (2)	21,900	10,950	$14.75	(6)	3 years
July 18, 2019 (1)	93,653	5,749	$19.04	(5)	3 years
July 18, 2019 (2)	29,227	3,442	$18.49	(6)	3 years

(1)	Performance-based restricted stock units awarded to senior executives.
(2)	Performance-based restricted stock units awarded to key employees.

(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of August 1, 2021.

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

The following table summarizes information related to our performance-based restricted stock units that vested during the three-month periods ending August 1, 2021, and August 2, 2020:

	Performance-Based		(4)
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2022 (1)	6,734	$115	$17.14
Fiscal 2022 (2)	5,812	$100	$17.14
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (2)	3,710	$37	$9.96

(1)	Performance-based restricted stock units vested by senior executives.
(2)	Performance-based restricted stock units vested by key employees.
(3)	Dollar amounts are in thousands.
(4)	Price per share is derived from the closing price of our common stock on the date the respective performance-based restricted stock units vested.

We recorded a charge or a (credit) to compensation expense of $20,000 and $(11,000) within selling, general, and administrative expenses for the three-month periods ending August 1, 2021, and August 2, 2020, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost would not be recorded, and any previously recognized compensation cost would be reversed.

As of August 1, 2021, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 2.8 years. As of August 1, 2021, the performance-based restricted stock units that were expected to vest had a fair value totaling $1.1 million.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that are unvested as of August 1, 2021:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
July 22, 2021	38,289	$14.75	3 years
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $184,000 and $67,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month periods ending August 1, 2021, and August 2, 2020, respectively.

As of August 1, 2021, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.8 million, which is expected to be recognized over a weighted average vesting period of 1.3 years. As of August 1, 2021, the time-based restricted stock units that are expected to vest had a fair value totaling $3.2 million.

Common Stock Award

We granted a total of 4,312 shares of common stock to our outside directors on July 1, 2021. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $16.24 per share on July 1, 2021, which represents the closing price of our common stock on the date of grant.

We granted a total of 7,000 shares of common stock to our outside directors on July 1, 2020. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $10.00 per share on July 1, 2020 which represents the closing price of our common stock on the date of grant.

We recorded $70,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for each of the three-month periods ending August 1, 2021, and August 2, 2020.

15. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to ten years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of August 1, 2021, August 2, 2020, and May 2, 2021, are as follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Right of use assets	$11,447	$6,443	$11,730
Operating lease liability - current	2,727	2,387	2,736
Operating lease liability – noncurrent	6,665	4,214	6,821

Supplemental Cash Flow Information

	Three Months Ended	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020
Operating lease liability payments	$717	$445
Right of use assets exchanged for lease liabilities	547	3,154

Operating lease expense for the three-month periods ended August 1, 2021, and August 2, 2020, was $876,000 and $658,000, respectively.  Short-term lease and variable lease expenses were immaterial for the three-month periods ended August 1, 2021, and August 2, 2020.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2022, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2022	$2,098
2023	2,760
2024	2,458
2025	1,525
2026	272
Thereafter	617
$9,730
Less: interest	(338)
Present value of lease liabilities	$9,392

As of August 1, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

August 1, 2021
Weighted average lease term	3.9 years
Weighted average discount rate	1.95%

Lease Contracts

Culp Upholstery Fabrics – Haiti, Ltd.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. This facility will be dedicated to the production of cut and sewn upholstery kits and is expected to be operational during the second quarter of fiscal 2022. The lease agreement has an initial non-cancelable lease term of eight years, which will commence after the construction of the facility has been completed, and at such time we will have control of the facility based on the terms of the lease. The rent payments for the initial term of the lease total $2.8 million and will be paid in advance of the commencement of the lease. Of the $2.8 million rent payments, $1.4 million was paid during April 2021, $558,000 was paid during July 2021, $418,500 is due August 30, 2021, and $418,500 is due October 30, 2021, or 30 days after commencement of the lease as defined in the agreement. As of August 1, 2021, the $2.0 million paid in April and July 2021 was classified as other assets in the accompanying Consolidated Balance Sheets.

The initial non-cancelable term of the lease can be subsequently renewed and extended for successive eight-year periods by written communication as defined in the lease agreement.

High Point, NC – Design and Innovation Campus

Effective May 7, 2021, we entered into an agreement to lease showroom and office space encompassing 21,000 square feet located in downtown High Point, NC. This facility will be used to advance synergies between our upholstery fabrics and mattress fabrics business segments by bringing our creative talent together to collaborate, develop new products through shared innovation and technology, and meet with new and existing customers. The lease agreement has an initial non-cancelable lease term of ten years, which will commence once certain lessor-owned leasehold improvements have been completed, and at such time we will have control of the facility based on the terms of the lease. The rent payments for the initial term of the lease total $2.2 million and will be paid in monthly installments beginning at the commencement of the lease, which is expected to occur near the end of the second quarter of fiscal 2022.

The initial non-cancelable term of the lease can be subsequently renewed and extended up to four additional periods of three years each by written communication as defined in the lease agreement.

As of August 1, 2021, we had a commitment for the construction of leasehold improvements associated with this lease totaling $865,000.

16. Commitments, Contingencies, and Guarantees

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of August 1, 2021, August 2, 2020, and May 2, 2021, we had total amounts due regarding capital expenditures totaling $48,000, $333,000, and $348,000, respectively, which pertained to outstanding vendor invoices, none of which were financed. .

Purchase Commitments – Capital Expenditures

As of August 1, 2021, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.2 million.

Discontinued Operations

Supply and Royalty Agreements

In connection with the sale of our entire ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, we entered into supply and royalty agreements with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabric products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft good products, subject to our ability to provide competitive pricing and delivery terms for such products. The royalty agreement requires eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement, for sales of eLuxury’s products to certain business-to-business customers, including customers which we referred to eLuxury prior to the sale transaction and new customer relationships we develop for eLuxury going forward, as well as sales of eLuxury products generated by sales representatives that we develop or introduce to eLuxury.

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

During the three-month periods ending August 1, 2021, and August 2, 2020, shipments to eLuxury under the supply agreement totaled $43,000 and $244,000, respectively. During the three-month periods ending August 1, 2021, and August 2, 2020, we received payments pursuant to the royalty agreement totaling $14,000 and $17,000, respectively.

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

17. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of August 1, 2021, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 1, 2021, the company’s statutory surplus reserve was $4.5 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During the first quarter of fiscal 2022, we repurchased 48,686 shares of our common stock at a cost of $723,000. As a result, as of August 1, 2021, we had $4.3 million available for additional repurchases of our common stock.

During the first quarter of fiscal 2021, we did not repurchase any shares of our common stock.

19. Dividend Program

On September 1, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on October 18, 2021, to shareholders of record as of October 11, 2021.

During the first quarter of fiscal 2022, dividend payments totaled $1.4 million, which represented a quarterly dividend payment of $0.11 per share. During the first quarter of fiscal 2021, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding potential acquisitions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three months ended August 1, 2021, and August 2, 2020, both represent 13-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. Additionally, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2021. As a result, we are now the sole owner with full control of this cut and sewn mattress cover operation (see Note 3 of the consolidated financial statements for further details regarding this business combination).

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC. We also commenced construction on a new leased facility in Haiti during the fourth quarter of last fiscal year.  This new operation will be dedicated to production of cut and sewn upholstery kits and is expected to begin operating during the second quarter of this fiscal year.  Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Executive Summary

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and related charges, and other non-recurring items. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses.

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020	Change
Net sales	$83,047	$64,464	28.8%
Gross profit	12,499	9,901	26.2%
Gross profit margin	15.1%	15.4%	(30)bp
Selling, general, and administrative expenses	9,181	8,018	14.5%
Income from operations	3,318	1,883	76.2%
Operating margin	4.0%	2.9%	110bp
Income before income taxes	3,155	1,524	107.0%
Income tax expense	905	4,324	(79.1)%
Net income (loss)	2,250	(2,733)	N.M.

Net Sales

Overall, our net sales for the first quarter of fiscal 2022 increased by 28.8% compared with the same period a year ago, with mattress fabrics sales increasing 19.3% and upholstery fabrics sales increasing 41.0%.  The first quarter of fiscal 2021 was negatively affected by the economic disruption caused by the COVID-19 pandemic, especially during the early part of the quarter.

The increase in net sales in both segments reflects increased demand for both our mattress and residential upholstery fabric products, as well as our ability to meet this demand and respond quickly to the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.  It also reflects a price increase that was effective during the quarter for both divisions, which increased our consolidated net sales by approximately 2.5%.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Our income before income taxes for the first quarter of fiscal 2022 was $3.2 million, compared with $1.5 million for the prior-year period.

Our improved operating performance for the first quarter of fiscal 2022 primarily reflects higher sales as compared with the same period a year ago, partially offset by higher freight and raw material costs, unfavorable foreign exchange rate fluctuations associated with our operations in China and Canada, and operating inefficiencies due to labor shortages in the U.S. and Canada.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ended August 1, 2021, compared with income tax expense of $4.3 million, or 283.7% of income before income taxes, for the three-month period ended August 2, 2020. Our effective income tax rate during the first quarter of fiscal 2022 was negatively affected, but not nearly to the extent as in the first quarter of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the first quarter of fiscal 2022 compared with the annual forecasted taxable income as of the end of the first quarter of fiscal 2021, which was affected by the ongoing disruption and uncertain economic conditions relating to the COVID-19 pandemic during the first quarter of fiscal 2021. Income tax expense during the first quarter of fiscal 2021 was also affected by a $3.7 million net income tax charge, which consisted of a $7.2 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit that re-established certain U.S. federal net operating loss carryforwards in connection with U.S. Treasury regulations regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017.

Refer to Note 13 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of August 1, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $44.0 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $2.0 million of capital expenditures primarily related to our mattress fabrics segment and our innovation campus located in downtown High Point, NC, (ii) a cash payment of $1.4 million for a regular quarterly dividend payment to shareholders, and (iii) common stock repurchases totaling $723,000, partially offset by (iv) net cash provided by operating activities totaling $1.6 million.

Our net cash provided by operating activities was $1.6 million during the first quarter of fiscal 2022, compared with $10.6 million during the first quarter of fiscal 2021. This decrease was mostly due to (i) increased inventory purchases due to increased sales volume, (ii) annual incentive plan award payments made during the first quarter of fiscal 2022 (compared with minimal payments made during the first quarter of fiscal 2021), (iii) an increase in income tax payments due primarily to an Alternative Minimum Tax credit refund of $745,000 received during the first quarter of fiscal 2021 that did not recur during fiscal 2022, and a withholding tax payment made to the Chinese government of $533,000 during the first quarter (such payment was not made until the third quarter of fiscal 2021), and (iv) payments relating to our new building lease associated with our upholstery cut and sewn operation located in Haiti, partially offset by (v) improved cash collections on accounts receivable resulting from more customers taking advantage of early payment discounts and their continuing return to making payments based on normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of August 1, 2021, there were no outstanding borrowings under our lines of credit.

Dividend Program

On September 1, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on October 18, 2021, to shareholders of record as of October 11, 2021.

During the first quarter of fiscal 2022, dividend payments totaled $1.4 million, which represented a quarterly dividend payment of $0.11 per share. During the first quarter of fiscal 2021, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share.

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

During the first quarter of fiscal 2022, we repurchased 48,686 shares of common stock at a cost of $723,000. As a result, as of August 1, 2021, we had $4.3 million available for additional repurchases of our common stock.

During the first quarter of fiscal 2021, we did not repurchase any shares of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020	Change
Net sales	$43,058	$36,103	19.3%
Gross profit	6,795	4,608	47.5%
Gross profit margin	15.8%	12.8%	300bp
Selling, general, and administrative expenses	3,184	2,763	15.2%
Income from operations	3,611	1,845	95.7%
Operating margin	8.4%	5.1%	330bp

Net Sales

Mattress fabrics sales increased 19.3% in the first quarter of fiscal 2022 compared to the prior-year period, which was adversely affected by disruption from the COVID-19 pandemic.

The increase in mattress fabrics net sales for the quarter reflects an increase in demand driven by the continued strength of our product offerings.  It was also supplemented by a price increase implemented during the quarter to help offset certain inflationary pressures, which increased net sales by approximately 3.0%.

During the quarter, the strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support current demand levels and serve the needs of our mattress fabrics and cover customers.  We maintained our focus on product innovation, creative designs, and customer marketing during the quarter, and we further expanded our digital design platform to offer enhanced accessibility for our customers.  Demand trends for sewn mattress covers also remained strong, as our on-shore, near-shore, and off-shore supply chain strategy, as well as our fabric-to-cover model, continued to provide a preferred platform that provides customers with the agility and value they need for their business.

Looking ahead, we are faced with some continued near-term pressures relating to labor shortages and ongoing customer capacity limitations due to supply chain disruption for non-fabric components, but we expect that most of these headwinds are temporary.  Additionally, the ongoing impact of the COVID-19 pandemic remains unknown and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, the short- and long-term disruption of the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The increase in mattress fabrics profitability during the first quarter of fiscal 2022, as compared to the prior-year period, was primarily due to the higher mattress fabrics sales noted above, somewhat offset by increased raw material prices, freight costs, unfavorable foreign currency fluctuations in Canada and China, and inefficiencies due to labor shortages at our facilities in the U.S. and Canada. Our previously implemented price increase helped cover some inflationary pressures. However, with the continued rapid rise in labor, freight, and raw material costs, we are implementing a surcharge during the second quarter to further mitigate these pressures.  This surcharge will not take effect until midway through the second quarter, resulting in a temporary cost-price lag that will affect our profitability during the period.

We expect continued near-term inflationary pressures relating to increasing labor, freight, and raw material costs, as well as ongoing foreign currency fluctuations in China and Canada.  We believe most of these headwinds are temporary and will be mitigated to some extent by the surcharge noted above, as well as our ongoing efforts to control costs.

CLASS International Holdings, Ltd. (“CIH”)

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owned 50% of Class International Holdings, Ltd. (“CIH”). During the fourth quarter of fiscal 2021, Culp International acquired the remaining 50% ownership interest in CIH from its former joint venture partner, such that we are now the sole owner with full control of CIH.  CIH produces cut and sewn mattress covers and is housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. We believe having sole ownership of this operation enhances our capacity and increases our flexibility by having near-shore capabilities that help us meet the needs of our mattress cover customers. See Note 3 of the consolidated financial statements for further details regarding this business combination.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and investment in unconsolidated joint venture.

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Accounts receivable	$18,016	$15,585	$20,427
Inventory	31,778	20,070	30,047
Property, plant & equipment	40,881	39,597	41,264
Right of use assets	4,058	832	4,278
Investment in unconsolidated joint venture	—	1,759	—
	$94,733	$77,843	$96,016

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 1, 2021, accounts receivable increased by $2.4 million, or 15.6%, compared with August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021. Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic. Although we experienced a substantial increase in net sales during the first quarter of fiscal 2022, the increase in accounts receivable was partially offset by improved cash collections during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021. The improved cash collections are due to more customers taking advantage of early payment discounts, as well as their continued return to making payments based on normal credit terms as opposed to the extended terms previously granted in response to the COVID-19 pandemic.

As of August 1, 2021, accounts receivable decreased by $2.4 million, or 11.8%, compared with May 2, 2021. This decrease reflects improved cash collections during the first quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as more customers started taking advantage of early payment discounts and also continued their return to making payments based on normal credit terms, as opposed to extended terms previously granted in response to the COVID-19 pandemic.

Days’ sales outstanding was 37 days for the first quarter of fiscal 2022, compared with 39 days for the first quarter of fiscal 2021 and 43 days for the fourth quarter of fiscal 2021.

Inventory

As of August 1, 2021, inventory increased by $11.7 million, or 58.3%, compared August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021.  Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic.

As of August 1, 2021, inventory modestly increased by $1.7 million, or 5.8%, compared with May 2, 2021. This increase represents management’s ability to maintain a consistent level of inventory that reflects our focus on inventory management and aligning our inventory purchases to reflect current demand trends. Net sales during the first quarter of fiscal 2022 and the fourth quarter of fiscal 2021 were $43.1 million and $42.9 million, respectively.

Inventory turns were 4.7 for the first quarter of fiscal 2022, compared with 5.9 for the first quarter of fiscal 2021 and 4.2 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $40.9 million as of August 1, 2021, represents property, plant, and equipment of $27.6 million, $12.4 million, and $875,000 located in the U.S., Canada, and Haiti, respectively. The $39.6 million as of August 2, 2020, represents property, plant, and equipment of $27.0 million and $12.6 million located in the U.S. and Canada, respectively. The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $4.1 million as of August 1, 2021, represents right of use assets of $2.3 million, $1.4 million, and $355,000 located Haiti, the U.S., and Canada, respectively.  The $832,000 as of August 2, 2020, represents right of use assets of $535,000 and $297,000 located in Canada and the U.S., respectively. The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

As of August 1, 2021, and May 2, 2021, right of use assets have increased significantly from August 2, 2020. This increase mostly represents (i) $2.5 million that related to building leases acquired from Class International Holdings, Ltd. (“CIH”); and (ii) $879,000 that related to the renewal and amendment of a building lease located in the U.S. associated with our mattress cover operation.

Investment in Unconsolidated Joint Venture

As of August 2, 2020, our investment in unconsolidated joint venture represented our 50% ownership in CIH and was accounted for under the equity method in accordance with ASC Topic 823. Accordingly, the carrying value of our investment in CIH was reported as a single line item in the Consolidated Balance Sheets titled “Investment in unconsolidated joint venture”. Effective February 1, 2021, we entered into an agreement with our former joint venture partner to acquire the remaining 50% interest in CIH. Pursuant to this transaction, we are now the sole owner with full control over CIH. Accordingly, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated. Furthermore, the equity method will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH

See Note 3 to the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 1, 2021		August 2, 2020		% Change
Non-U.S. Produced	$38,222	96%	$26,011	92%	46.9%
U.S. Produced	1,767	4%	2,350	8%	(24.8)%
Total	$39,989	100%	$28,361	100%	41.0%

Upholstery fabrics sales increased 41.0% in the first quarter of fiscal 2022 compared to the prior-year period, which was adversely affected by disruption from the COVID-19 pandemic.

The increase in upholstery fabrics net sales for the quarter reflects a significant increase in demand for our residential upholstery business compared to the prior-year period, partially offset by lower sales for Read Window Products in our hospitality business, which remained under significant pressure from the ongoing COVID-19 disruption that continues to affect the travel and leisure industries. The increase in net sales for the first quarter also reflects a price increase that was implemented on products sold in the U.S. to help offset unfavorable foreign currency exchange rate fluctuations associated with our operations in China. This price increase accounted for approximately 1.5% of net sales for the quarter.

.

Our residential upholstery fabrics business continued to benefit from growth in our market reach, the flexibility of our Asian platform, and the success of our product innovation strategy, including the continued popularity of our LiveSmart® product portfolio. Our highly durable, stain-resistant LiveSmart® performance fabrics, as well as our LiveSmart Evolve® performance plus sustainability fabrics, are important drivers of growth in our residential business. These product lines continued to experience strong demand trends amidst consumer desire for cleanability, ease of maintenance, and environmentally-conscious products.

Looking ahead, we are encouraged by the demand trends in our residential upholstery business. We expect that certain near-term headwinds, including customer supply chain constraints and ongoing pandemic-related disruptions such as quarantine and shutdown requirements currently affecting our sourcing partners in Vietnam, may temporarily pressure our business during fiscal 2022.  However, we believe that our flexible Asian platform and the addition of our new facility in Haiti near the end of the second quarter, as well as our long-term supplier relationships and product-driven strategy, will benefit us as we navigate these challenges.

Notably, the ongoing economic and health effects of the COVID-19 pandemic, as well as the duration of such effects, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the ongoing impact of the pandemic on our upholstery fabrics segment, but note that if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020	Change
Gross profit	5,704	5,293	7.8%
Gross profit margin	14.3%	18.7%	(440)bp
Selling, general, and administrative expenses	3,437	3,180	8.1%
Income from operations	2,267	2,113	7.3%
Operating margin	5.7%	7.5%	(180)bp

The decrease in upholstery fabrics profitability for the first quarter of fiscal 2022, as compared to the prior-year period, primarily reflects a dramatic increase in freight costs, unfavorable foreign currency fluctuations associated with our operations in China, lower sales in Read, and start-up costs for our new Haiti facility.

Looking ahead, we expect that further pressures relating to rising freight and U.S. labor costs, as well as ongoing China foreign exchange rate fluctuations and additional start-up costs for our new facility in Haiti, may temporarily pressure our profitability during fiscal 2022. Our previously implemented price increase has helped offset foreign currency exchange rate fluctuations to some extent, as intended, but we are implementing an additional freight surcharge during the second quarter to help mitigate a continued rise in freight costs.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
Accounts receivable	$16,992	$14,308	$17,299
Inventory	26,835	20,332	25,870
Property, plant & equipment	2,080	1,634	1,925
Right of use assets	5,984	3,802	5,945
	$51,891	$40,076	$51,039

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 1, 2021, accounts receivable increased by $2.7 million, or 18.8%, compared with August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022, as compared with the first quarter of fiscal 2021. Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic. Although we experienced a substantial increase in net sales during the first quarter of fiscal 2022, the increase in accounts receivable was partially offset by improved cash collections during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021. The improved cash collections were due to our customers’ continuing return to making payments based on normal credit terms as opposed to the extended terms previously granted in response to the COVID-19 pandemic.

As of August 1, 2021, accounts receivable modestly decreased by 1.8%, as compared with May 2, 2021. This decrease reflects improved cash collections due to our customers’ continuing return to making payments based on normal credit terms as opposed to extended terms previously granted in response to the COVID-19 pandemic. Although we experienced a substantial improvement in cash collections during the first quarter of fiscal 2022, the decrease in accounts receivable was partially offset by an increase in net sales during the first quarter of fiscal 2022, as compared with the fourth quarter of fiscal 2021, due to plant shutdowns for the Chinese New Year holiday that occurred during the fourth quarter of fiscal 2021.  Net sales were $40.0 million during the first quarter of fiscal 2022, an increase of $3.9 million, or 10.8%, compared with $36.1 million during the fourth quarter of fiscal 2021.

Days’ sales outstanding were 38 days during the first quarter of fiscal 2022, as compared with 44 days during the first quarter of fiscal 2021 and 42 days during the fourth quarter of fiscal 2021.

Inventory

As of August 1, 2021, inventory increased by $6.5 million, or 32.0%, compared with August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021. Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic.

As of August 1, 2021, inventory increased by $1.0 million, or 3.7%, compared with May 2, 2021. This increase reflects the increase in net sales during the first quarter of fiscal 2022, compared with the fourth quarter of fiscal 2021, due to plant shutdowns for the Chinese New Year holiday that occurred during that period, as noted above. Net sales were $40.0 million during the first quarter of fiscal 2022, an increase of $3.9 million, or 10.8%, compared with $36.1 million during the fourth quarter of fiscal 2021.

Inventory turns were 4.9 for the first quarter of fiscal 2022, as compared with 4.3 for the first quarter of fiscal 2021 and 4.6 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $2.1 million as of August 1, 2021, represents property, plant, and equipment of $1.1 million, $830,000, and $130,000 located in the U.S., China, and Haiti, respectively. The $1.6 million as of August 2, 2020, represents property, plant, and equipment of $1.2 million and $456,000 located in the U.S. and China, respectively. The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $6.0 million as of August 1, 2021, represents right of use assets of $4.6 million and $1.4 million located in China and the U.S., respectively. The $3.8 million as of August 2, 2020, represents right of use assets of $3.1 million and $710,000 located in China and the U.S., respectively. The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. The lease term is expected to commence during the second quarter of fiscal 2022, after construction of the facility has been completed, and at such time, we will have control of the facility based on the terms of the lease. As a result, right of use assets are expected to increase by $2.8 million at the commencement of the lease.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	August 1, 2021	August 2, 2020	% Change
SG&A expenses	$9,181	$8,018	14.5%
Interest expense	—	51	(100.0)%
Interest income	74	58	27.6%
Other expense	237	366	(35.2)%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the first quarter of fiscal 2022, as compared with the first quarter of fiscal 2021, is mostly due to our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic. These cost cutting measures primarily related to compensation and included (i) temporary salary reductions, (ii) workforce adjustments to align with demand, (iii) suspended merit pay increases, and (iv) aggressively reduced discretionary spending such as professional fees and travel and entertainment expenses.

Interest Expense

During the first quarter of fiscal 2022, we did not incur any interest expense, as we did not have any borrowings outstanding during such time.

During the first quarter of fiscal 2021, interest expense was attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty and disruption associated with the COVID-19 global pandemic. During the fourth quarter of fiscal 2020, we borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. The total amount of these borrowings was repaid during the first quarter of fiscal 2021.

Interest Income

Interest income reflects interest earned on our current investments of excess cash held in (i) money market funds, (ii) bond, other fixed income, and equity-related mutual funds, and (iii) investment-grade U.S. corporate, foreign, and government bonds, as well as (iv) interest earned on a money market fund and equity-related mutual fund investment associated with our rabbi trust that funds our deferred compensation plan.

The increase in interest income during the first quarter of fiscal 2022, as compared with the first quarter of fiscal 2021, reflects an increase in our investments during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021. Our investments include short-term investments (available for sale), short-term and long-term investments (held-to-maturity), and long-term investments associated with our rabbi trust. These investments totaled $26.8 million and $15.3 million as of August 1, 2021, and August 2, 2020, respectively.

Other Expense

The decrease in other expense during the first quarter of fiscal 2022, as compared with the first quarter of fiscal 2021, was due mostly to more favorable foreign currency exchange rates applied against balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the first quarter of fiscal 2022, we reported a foreign exchange loss associated with our operations located in China of $9,000 compared with $139,000 for the first quarter of fiscal 2021.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ending August 1, 2021, compared with income tax expense of $4.3 million, or 283.7% of income before income taxes, for the three-month period ending August 2, 2020.

Our effective income tax rates for the three-month periods ended August 1, 2021, and August 2, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the three-month periods ended August 1, 2021, and August 2, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending August 1, 2021, and August 2, 2020:

	Three Months Ended
	August 1, 2021	August 2, 2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(3.9)	474.4
U.S. income tax law change	—	(232.5)
Withholding taxes associated with foreign jurisdictions	6.2	10.1
Foreign income tax rate differential	1.6	9.1
Global Intangible Low Taxed Income Tax ("GILTI")	3.4	—
Other	0.4	1.6
	28.7%	283.7%

Our effective income tax rate during the first quarter of fiscal 2022 was negatively affected, but not nearly to the extent as in the first quarter of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the first quarter of fiscal 2022, as compared with lower annual forecasted taxable income as of the end of the first quarter of fiscal 2021. The annual forecasted taxable income at the end of the first quarter of fiscal 2021 was significantly affected by the ongoing disruption and uncertain economic conditions relating to the COVID-19 pandemic. As a result of the increase in forecasted taxable income, the principal differences in the above table are not as pronounced during the first quarter of fiscal 2022 as compared with those differences during the first quarter of fiscal 2021.

GILTI

Fiscal 2021

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). With the enactment of these final regulations, we became eligible for an exclusion from GILTI if we meet the provisions of the GILTI High-Tax exception included in these final regulations. To meet the provisions of the GILTI high tax exception, the tested foreign entity’s effective income tax rate related to current year’s earnings must be higher than 90% of the U.S. Federal income tax rate of 21% (i.e., 18.9%). In addition, the enactment of the new regulations and the provisions for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

Since we met the requirements for the High-Tax exception for our 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter of fiscal 2021.

Additionally, we met the requirements for the High-Tax exception for our 2021 fiscal year, and therefore, were not subject to GILTI tax.

Fiscal 2022

As of the end of the first quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

Based on our assessment associated with our operation located in Canada, we expect that several significant capital projects will be placed into service during fiscal 2022, and therefore we will be eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is expected to be much lower than prior fiscal years’, and therefore, our projected current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception provision.

Based on our assessment associated with our operations located in Haiti, we expect to earn taxable income that is not subject to income tax, as we are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not expected to be subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Fiscal 2022 is the first fiscal year in which we expect to earn taxable income from our operations located in Haiti.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed as a result of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more-likely-than-not that our U.S. net deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of August 1, 2021, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021. In addition, as of August 1, 2021, we are currently expecting U.S. taxable income during fiscal 2022 stemming from the source of taxable income provided by GILTI noted above. However, the cumulative losses that we have experienced during fiscal years 2020 and 2021 significantly exceed the U.S. taxable income expected during fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of August 1, 2021, August 2, 2020, and May 2, 2021, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
U.S. federal and state net deferred income tax assets	$9,221	7,830	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$11,551	10,111	11,674

Undistributed Earnings

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

Uncertain Income Tax Positions

Refer to Note 13 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of August 1, 2021, August 2, 2020, and May 2, 2021, respectively.

Income Taxes Paid

The following table sets forth taxes paid (refunded) by jurisdiction:

		Three Months Ended
	August 1,		August 2,
(dollars in thousands)	2021		2020
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—		$(745)
China	1,408		349
Canada	280		405
	$1,688		$9

(1) In accordance with the provisions of the TCJA, corporate taxpayers were eligible to treat prior AMT credit carryforwards as refundable. Accordingly, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable, and as a result, 50% of the $1.5 million refundable balance was received during the first quarter of fiscal 2021, with the remaining balance expected to be received in fiscal 2022. In accordance with the provisions of the U.S. federal Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020), 100% of AMT credit carryforwards for years beginning in the 2019 tax year were immediately refundable. Accordingly, we claimed credit for the remaining 50% installment of our refundable AMT credit carryforward in May 2020. We received our remaining 50% installment, plus interest, totaling $764,000 during the second quarter of fiscal 2021.

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $4.2 million for fiscal 2022, compared with $3.0 million for fiscal 2021. The increase in our income tax payments mostly represents U.S. AMT credit refunds totaling $1.5 million that were received during fiscal 2021 that will not recur during fiscal 2022. Our estimated cash income tax payments for fiscal 2022 are management’s current projections only and can be affected over the year by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, as well as changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2022 due to: (i) the immediate expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards totaling $19.4 million.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $26.0 million and short-term investments (available for sale) of $9.7 million as of August 1, 2021, cash flow from operations, and the current availability ($38.2 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of August 1, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $44.0 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $2.0 million of capital expenditures primarily related to our mattress fabrics segment and our innovation campus located in downtown High Point, NC, (ii) a cash payment of $1.4 million for a regular quarterly dividend payment to shareholders, and (iii) common stock repurchases totaling $723,000, partially offset by (iv) net cash provided by operating activities totaling $1.6 million.

Our net cash provided by operating activities of $1.6 million decreased during the first quarter of fiscal 2022, as compared with $10.6 million during the first quarter of fiscal 2021. This decrease was mostly due to (i) increased inventory purchases due to increased sales volume, (ii) annual incentive plan award payments made during the first quarter of fiscal 2022 (compared with minimal payments made during the first quarter of fiscal 2021), (iii) an increase in income tax payments due primarily to an AMT credit refund of $745,000 received during the first quarter of fiscal 2021 that did not recur during fiscal 2022, and a withholding tax payment made to the Chinese government of $533,000 during the first quarter (such payment was not made until the third quarter of fiscal 2021), and (iv) payments relating to our new building lease associated with our upholstery cut and sewn operation located in Haiti, partially offset by (v) improved cash collections on accounts receivable resulting from more customers taking advantage of early payment discounts and their continuing return to making payments based on normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of August 1, 2021, there were no outstanding borrowings under our lines of credit.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt of payment on accounts receivable. Additionally, we expect our cash liquidity to be affected by strategic investments in working capital, planned capital expenditures, and investments in our operations located in Haiti, with a significant portion of this spending occurring during the second quarter of fiscal 2022.

By Geographic Area

A summary of our cash and investments by geographic area follows:

(dollars in thousands)	August 1, 2021	August 2, 2020	May 2, 2021
United States	$35,727	$41,598	$34,465
China	5,864	3,974	10,635
Canada	2,031	1,761	1,525
Haiti	416	—	220
Cayman Islands	11	42	8
	$44,049	$47,375	$46,853

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

During the first quarter of fiscal 2022, we repurchased 48,686 shares of common stock at a cost of $723,000. As a result, as of August 1, 2021, we had $4.3 million available for additional repurchases of our common stock.

During the first quarter of fiscal 2021, we did not repurchase any shares of our common stock.

Dividend Program

On September 1, 2021, our board of directors approved a quarterly cash dividend of $0.11 per share. This payment will be made on October 18, 2021, to shareholders of record as of October 11, 2021.

During the first quarter of fiscal 2022, dividend payments totaled $1.4 million, which represented a quarterly dividend payment of $0.11 per share. During the first quarter of fiscal 2021, dividend payments totaled $1.3 million, which represented a quarterly dividend payment of $0.105 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $47.6 million as of August 1, 2021, compared with $43.5 million as of August 2, 2020, and $50.2 million as of May 2, 2021. Operating working capital turnover was 6.9 during the first quarter of fiscal 2022, compared with 5.0 during the first quarter of fiscal 2021 and 6.4 during the fourth quarter of fiscal 2021.

Accounts Receivable

Accounts receivable were $35.0 million as of August 1, 2021, and increased $5.1 million, or 17.1%, compared with $29.9 million as of August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021. Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic. Although we experienced a substantial increase in net sales during the first quarter of fiscal 2022, the increase in accounts receivable was partially offset by improved cash collections during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021. The improved cash collections are due to more customers taking advantage of early payment discounts, as well as their continuing return to making payments based on normal credit terms as opposed to the extended terms previously granted in response to the COVID-19 pandemic.

Accounts receivable as of August 1, 2021, decreased $2.7 million, or 7.2%, compared with $37.7 million as of May 2, 2021. This decrease reflects improved cash collections due to more customers taking advantage of early payment discounts, as well as their continuing return to making payments based on normal credit terms as opposed to extended terms previously granted in response to the COVID-19 pandemic. Although we experienced a substantial improvement in cash collections during the first quarter of fiscal 2022, the decrease in accounts receivable was partially offset by an increase in net sales associated with our upholstery fabrics segment during the first quarter of fiscal 2022, as compared with the fourth quarter of fiscal 2021, due to plant shutdowns for the Chinese New Year holiday that occurred during the fourth quarter of fiscal 2021.

Days’ sales outstanding were 38 days for the first quarter of fiscal 2022, as compared with 41 days for the first quarter of fiscal 2021 and 43 days for the fourth quarter of fiscal 2021.

Inventory

Inventory was $58.6 million as of August 1, 2021, and increased by $18.2 million, or 45.1%, compared with $40.4 million as of August 2, 2020. This increase reflects the significant increase in net sales during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021. Net sales during the first quarter of fiscal 2021 were adversely affected by the economic disruption caused by the COVID-19 pandemic.

Inventories as of August 1, 2021, modestly increased by $2.7 million, or 4.8%, compared with $55.9 million as of May 2, 2021. This increase is due primarily to an increase in net sales associated with our upholstery fabrics segment during the first quarter of fiscal 2022, as compared with the fourth quarter of fiscal 2021, due to plant shutdowns for the Chinese New Year holiday that occurred during the fourth quarter of fiscal 2021.

Inventory turns were 4.9 for the first quarter of fiscal 2022, as compared with 5.3 for the first quarter of fiscal 2021 and 4.8 for the fourth quarter of fiscal 2021.

Accounts Payable

Accounts payable- trade, totaling $45.3 million as of August 1, 2021, increased by $19.5 million, or 75.9%, compared with $25.7 million as of August. 2, 2020. The increase in accounts payable- trade primarily reflects the significant increase in net sales during the first quarter of fiscal 2022 as compared with the first quarter of fiscal 2021.

Accounts payable- trade as of August 1, 2021, modestly increased by $2.7 million, or 6.5%, compared with $42.5 million as of May 2, 2021. This increase is due primarily to an increase in net sales associated with our upholstery fabrics segment during the first quarter of fiscal 2022, as compared with the fourth quarter of fiscal 2021, due to plant shutdowns for the Chinese New Year holiday that occurred during the fourth quarter of fiscal 2021.

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

As of August 1, 2021, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 1, 2021, we complied with these financial covenants.

Refer to Note 9 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $2.0 million during the first quarter of fiscal 2022, compared with $500,000 for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment and our innovation campus located in downtown High Point, NC.

Depreciation expense was $1.7 million during the first quarter of fiscal 2022, compared with $1.8 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2022, we are projecting cash capital expenditures to be in the range of $10.0 million to $10.5 million. The estimated capital expenditures primarily relate to the mattress fabrics segment. For fiscal 2022, we are projecting depreciation expense to be approximately $7.0 million, also primarily related to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditures and expectations related to depreciation expense. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of August 1, 2021, we had total amounts due regarding capital expenditures totaling $48,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $48,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of August 1, 2021, we had open purchase commitments (i) for the acquisition of equipment for our mattress fabrics segment totaling $1.2 million, and (ii) for the construction of leasehold improvements associated with our showroom and office space located in downtown High Point, NC totaling $865,000.

Critical Accounting Policies and Recent Accounting Developments

As of August 1, 2021, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2021.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 2, 2021.

Contractual Obligations

There were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 2, 2021.

Effective May 7, 2021, we entered into an agreement to lease showroom and office space encompassing 21,000 square feet located in downtown High Point, NC. The lease term is expected to commence near the end of the second quarter of fiscal 2022, once certain lessor-owned leasehold improvements have been completed, and at such time we will have control of the facility based on the terms of the lease. As a result, right of use assets are expected to increase by $2.2 million at the commencement of the lease.

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

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.69% as of August 1, 2021) calculated using a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of August 1, 2021, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of August 1, 2021, there were no outstanding borrowings under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of August 1, 2021, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of August 1, 2021, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended August 1, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 1, 2021. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 1A.Risk Factors

There have not been any material changes to our risk factors during the three months ended August 1, 2021. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
May 3, 2021 to June 6, 2021	—	—	—	$5,000,000
June 7, 2021 to July 4, 2021	—	—	—	$5,000,000
July 5, 2021 to August 1, 2021	48,686	$14.90	48,686	$4,276,672
Total	48,686	$14.90	48,686	$4,276,672

(1)	In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

II-1

Item 6.Exhibits

The following exhibits are submitted as part of this report.

10.1	Form of Annual Incentive Award Agreement.

10.2	Form of Restricted Stock Unit Agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: September 10, 2021	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-3