Form 10-Q
period 2021-10-31
CULP INC
filed 2021-12-10
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

1823 Eastchester Drive
High Point, North Carolina	272765-1402
(Address of principal executive offices)	(zip code)

(336) 889-5161

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, par value $0.05 per share	CULP	New York Stock Exchange

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

Common shares outstanding as of December 8, 2021: 12,209,710

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended October 31, 2021

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021, AND NOVEMBER 1, 2020

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	October 31,	November 1,
	2021	2020
Net sales	$74,561	$76,851
Cost of sales	(63,834)	(62,590)
Gross profit	10,727	14,261
Selling, general and administrative expenses	(9,087)	(9,743)
Income from operations	1,640	4,518
Interest income	59	59
Other expense	(404)	(680)
Income before income taxes	1,295	3,897
Income tax expense	(444)	(1,613)
Income from investment in unconsolidated joint venture	—	100
Net income	851	2,384

Net income per share - basic	$0.07	$0.19
Net income per share - diluted	$0.07	$0.19
Average shares outstanding, basic	12,223	12,298
Average shares outstanding, diluted	12,316	12,324

	SIX MONTHS ENDED
	October 31,	November 1,
	2021	2020
Net sales	$157,608	$141,315
Cost of sales	(134,382)	(117,153)
Gross profit	23,226	24,162
Selling, general and administrative expenses	(18,268)	(17,761)
Income from operations	4,958	6,401
Interest expense	—	(51)
Interest income	132	117
Other expense	(640)	(1,046)
Income before income taxes	4,450	5,421
Income tax expense	(1,349)	(5,937)
Income from investment in unconsolidated joint venture	—	167
Net income (loss)	3,101	(349)

Net income (loss) per share - basic	$0.25	$(0.03)
Net income (loss) per share - diluted	$0.25	$(0.03)
Average shares outstanding, basic	12,268	12,293
Average shares outstanding, diluted	12,369	12,293

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021, AND NOVEMBER 1, 2020

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	October 31,	November 1,
	2021	2020
Net income	$851	$2,384
Unrealized holding losses on investments, net of tax	(5)	(39)
Reclassification adjustment for realized (gain) loss on sale of investments	(4)	6
Comprehensive income	$842	$2,351

	SIX MONTHS ENDED
	October 31,	November 1,
	2021	2020
Net income (loss)	$3,101	$(349)
Unrealized holding gains on investments, net of tax	143	30
Reclassification adjustment for realized (gain) loss on investments	(4)	6
Comprehensive income (loss)	$3,240	$(313)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2021, NOVEMBER 1, 2020, AND MAY 2, 2021

UNAUDITED

(Amounts in Thousands)

	October 31,	November 1,	* May 2,
	2021	2020	2021
Current assets:
Cash and cash equivalents	$16,956	45,288	37,009
Short-term investments - held-to-maturity	1,564	5,005	3,161
Short-term investments - available for sale	9,709	5,462	5,542
Accounts receivable	32,316	32,960	37,726
Inventories	63,781	47,726	55,917
Current income taxes receivable	613	—	—
Other current assets	3,811	3,509	3,852
Total current assets	128,750	139,950	143,207
Property, plant and equipment, net	43,265	41,599	44,003
Right of use assets	13,649	6,165	11,730
Intangible assets	2,816	3,192	3,004
Long-term investments - rabbi trust	9,036	8,060	8,415
Long-term investments - held-to-maturity	8,353	759	1,141
Deferred income taxes	452	645	545
Investment in unconsolidated joint venture	—	1,859	—
Other assets	3,004	547	2,035
Total assets	$209,325	202,776	214,080
Current liabilities:
Accounts payable - trade	$40,525	38,247	42,540
Accounts payable - capital expenditures	176	68	348
Operating lease liability - current	2,878	2,316	2,736
Deferred revenue	679	375	540
Accrued expenses	11,019	11,684	14,839
Income taxes payable - current	646	1,413	229
Total current liabilities	55,923	54,103	61,232
Operating lease liability - long-term	7,914	4,008	6,821
Income taxes payable - long-term	3,099	3,325	3,326
Deferred income taxes	4,918	6,089	5,330
Deferred compensation	9,017	8,000	8,365
Total liabilities	80,871	75,525	85,074
Commitments and Contingencies (Notes 3, 9, 15, and 16)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,209,710 at October 31, 2021; 12,303,023 at November 1, 2020; and 12,312,822 at May 2, 2021	611	615	616
Capital contributed in excess of par value	42,719	43,031	43,807
Accumulated earnings	84,839	83,579	84,437
Accumulated other comprehensive income	285	26	146
Total shareholders' equity	128,454	127,251	129,006
Total liabilities and shareholders' equity	$209,325	202,776	214,080

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021, AND NOVEMBER 1, 2020

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	October 31,	November 1,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,101	(349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,471	3,538
Amortization	267	235
Stock-based compensation	709	474
Deferred income taxes	(319)	4,419
Realized (gain) loss from the sale of short-term investments (Available for Sale)	(4)	6
Income from investment in unconsolidated joint venture	—	(167)
Foreign currency exchange loss	170	723
Changes in assets and liabilities:
Accounts receivable	5,441	(7,663)
Inventories	(7,750)	602
Other current assets	39	(1,175)
Other assets	(987)	(40)
Accounts payable – trade	(2,269)	14,156
Deferred revenue	139	(127)
Accrued expenses and deferred compensation	(2,908)	6,019
Income taxes	(428)	2,052
Net cash (used in) provided by operating activities	(1,328)	22,703
Cash flows from investing activities:
Capital expenditures	(3,901)	(2,041)
Proceeds from the sale of equipment	—	12
Investment in unconsolidated joint venture	—	(90)
Proceeds from the maturity of short-term investments (Held to Maturity)	3,200	1,800
Purchase of short-term and long-term investments (Held to Maturity)	(8,876)	(1,245)
Purchase of short-term investments (Available for Sale)	(4,371)	(5,010)
Proceeds from the sale of short-term investments (Available for Sale)	306	455
Proceeds from the sale of long-term investments (rabbi trust)	—	77
Purchase of long-term investments (rabbi trust)	(580)	(257)
Net cash used in investing activities	(14,222)	(6,299)
Cash flows from financing activities:
Payments associated with lines of credit	—	(30,772)
Payment associated with Paycheck Protection Program Loan	—	(7,606)
Dividends paid	(2,699)	(2,583)
Common stock repurchased	(1,752)	—
Common stock surrendered for withholding taxes payable	(50)	(25)
Payments of debt issuance costs	—	(15)
Net cash used in financing activities	(4,501)	(41,001)
Effect of exchange rate changes on cash and cash equivalents	(2)	95
Decrease in cash and cash equivalents	(20,053)	(24,502)
Cash and cash equivalents at beginning of period	37,009	69,790
Cash and cash equivalents at end of period	$16,956	45,288

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTHS ENDED OCTOBER 31, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(3,025)	—	(50)	—	—	(50)
Immediately vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549
Net income	—	—	—	851	—	851
Stock-based compensation	—	—	435	—	—	435
Unrealized loss on investments	—	—	—	—	(9)	(9)
Immediately vested common stock award	6,426	—	—	—	—	—
Common stock repurchased	(73,002)	(3)	(1,026)	—	—	(1,029)
Dividends paid	—	—	—	(1,343)	—	(1,343)
Balance, October 31, 2021	12,209,710	$611	$42,719	$84,839	$285	$128,454

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTHS ENDED NOVEMBER 1, 2020

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020 *	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
Net loss	—	—	—	(2,733)	—	(2,733)
Stock-based compensation	—	—	126	—	—	126
Unrealized gain on investments	—	—	—	—	69	69
Immediately vested common stock award	7,000	—	—	—	—	—
Dividends paid	—	—	—	(1,291)	—	(1,291)
Balance, August 2, 2020	12,291,946	$615	$42,708	$82,487	$59	$125,869
Net income	—	—	—	2,384	—	2,384
Stock-based compensation	—	—	348	—	—	348
Unrealized loss on investments	—	—	—	—	(33)	(33)
Immediately vested common stock award	5,193	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	8,019	—	—	—	—	—
Common stock surrendered for withholding taxes payable	(2,135)	—	(25)	—	—	(25)
Dividends paid	—	—	—	(1,292)	—	(1,292)
Balance, November 1, 2020	12,303,023	$615	$43,031	$83,579	$26	$127,251

*	Derived from audited financial statements.

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

The company’s six-months ended October 31, 2021, and November 1, 2020, each represent 26-week periods.

2. Significant Accounting Policies

As of October 31, 2021, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2021.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance was effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As a result, we adopted the provisions of ASU 2019-12 on May 3, 2021 (the beginning of fiscal 2022). The adoption of ASU 2019-12 did not affect our financial position, results of operations, or cash flows.

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

Prior to the acquisition of the remaining 50% ownership interest in CIH, we accounted for our initial 50% ownership interest in CIH as an unconsolidated joint venture under the equity method of accounting. Due to the acquisition of the remaining 50% ownership interest in CIH, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated in consolidation.

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
$2,678

Equipment and leasehold improvements are being depreciated on a straight-line basis over their remaining useful lives ranging from 1 to 10 years.

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

Supply and Rebate Agreements

In connection with the Share Purchase Agreement, we entered into supply and rebate agreements with an affiliated company of our former joint venture partner to secure plant capacity utilization and preserve sales channels of certain mattress fabric products. The supply and rebate agreements are effective as of the acquisition date and are based on future sales orders consistent with current market conditions.

The transactions associated with the supply and rebate agreements are accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. During the three-month and six-month periods ending October 31, 2021, shipments pursuant to the supply agreement were $398,000 and $853,000, respectively. Pursuant to the rebate agreement, charges of $15,000 and $37,000 were included in net sales in the Consolidated Statements of Net Income (Loss) for the three-month and six-month periods ended October 31, 2021.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and six-month periods ending October 31, 2021, and November 1, 2020, have been prepared as if this acquisition had occurred on May 4, 2020.

		Three Months Ended
(dollars in thousands, except per share data)	October 31, 2021		November 1, 2020
Net Sales	$74,561		$77,383
Income from operations	1,640		4,718
Net income	851		2,484
Net income per share - basic	$0.07		$0.20
Net income per share - diluted	$0.07		$0.20

		Six Months Ended
(dollars in thousands, except per share data)	October 31, 2021		November 1, 2020
Net Sales	$157,608		$142,145
Income from operations	4,958		6,735
Net income (loss)	3,101		(182)
Net income (loss) per share - basic	$0.25		$(0.01)
Net income (loss) per share - diluted	$0.25		$(0.01)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income of CIH as a separate line titled “income from investment in unconsolidated joint venture” in the accompanying Consolidated Statements of Net Income (Loss). Our 50% proportionate share of the net income of the unconsolidated joint venture was $167,000 for the six-month period ending November 1, 2020.

The following table summarizes assets, liabilities, and members’ equity for our equity method investment in CIH:

(dollars in thousands)	November 1, 2020
total assets	$3,951
total liabilities	$232
total members’ equity	$3,719

As of November 1, 2020, our investment in unconsolidated joint venture totaled $1.9 million, which represents our 50% ownership interest in our investment in CIH.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Beginning balance	$591	$472
Provision for bad debts	(23)	123
Write-offs, net of recoveries	(34)	$—
Ending balance	$534	$595

During the six-month periods ended October 31, 2021, and November 1, 2020, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions (i.e., COVID-19). After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $534,000 and $595,000 as of October 31, 2021, and November 1, 2020, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15 - 60 days.  For a limited time, extended terms were granted to certain customers in response to the challenging business conditions resulting from the COVID-19 global pandemic. Our customary terms, as well as any limited extended terms, are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of October 31, 2021, November 1, 2020, and May 2, 2021.

A summary of the activity associated with deferred revenue follows:

	Six months ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Beginning balance	$540	$502
Revenue recognized on contract liabilities	(1,445)	(1,197)
Payments received for services not yet rendered	1,584	1,070
Ending balance	$679	$375

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$40,883	$31,415	$72,298
Services transferred over time	—	2,263	2,263
Total Net Sales	$40,883	$33,678	$74,561

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$83,941	$69,705	$153,646
Services transferred over time	—	3,962	3,962
Total Net Sales	$83,941	$73,667	$157,608

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending November 1, 2020:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$76,133	$60,727	$136,860
Services transferred over time	—	4,455	4,455
Total Net Sales	$76,133	$65,182	$141,315

6. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Raw materials	$10,626	$8,594	$7,742
Work-in-process	4,480	3,056	3,156
Finished goods	48,675	36,076	45,019
	$63,781	$47,726	$55,917

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Tradename	$540	$540	$540
Customer relationships, net	1,787	2,087	1,937
Non-compete agreement, net	489	565	527
	$2,816	$3,192	$3,004

Tradename

Our tradename totaling $540,000 as of October 31, 2021, pertained to Read, a separate reporting unit within the upholstery fabrics segment. Read’s tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of October 31, 2021, no indicators of impairment existed and therefore, no asset impairment charges associated with Read’s tradename were recorded through the second quarter of fiscal 2022.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Beginning balance	$1,937	$2,238
Amortization expense	(150)	(151)
Ending balance	$1,787	$2,087

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively. Accumulated amortization for these customer relationships was $1.3 million, $1.0 million, and $1.2 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2022 - $151,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000 and thereafter - $432,000.

The weighted average amortization period for our customer relationships was 6.2 as of October 31, 2021.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Beginning balance	$527	$602
Amortization expense	(38)	(37)
Ending balance	$489	$565

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively. Accumulated amortization for our non-compete agreement was $1.5 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2022 - $37,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000, and thereafter - $148,000.

The weighted average amortization period for the non-compete agreement was 6.5 years as of October 31, 2021.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Compensation, commissions and related benefits	$5,986	$7,144	$9,816
Other accrued expenses	5,033	4,540	5,023
	$11,019	$11,684	$14,839

9. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.74%, 1.74%, and 1.71% as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively) calculated using a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands).

As of October 31, 2021, November 1, 2020, and May 2, 2021, there were $275,000, $250,000, and $275,000, respectively, in outstanding letters of credit provided by the Credit Agreement. As of October 31, 2021, we had $725,000 remaining for the issuance of additional letters of credit.

There were no borrowings outstanding under the Credit Agreement as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.3 million USD as of October 31, 2021). This agreement has an interest rate determined by the Chinese government at the time of borrowing. and expired on December 1, 2021.

On November 15, 2021, we renewed this agreement, which renewal maintains our borrowing capacity of 40 million RMB and extends the expiration date to November 15, 2022.

There were no borrowings outstanding under this agreement as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

Denominated in United States Dollar (“USD”)

As of May 2, 2021, we had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit up to $2 million USD and was set to expire on July 7, 2021. On August 30, 2021, we renewed this agreement, which maintains our borrowing capacity of $2.0 million and extends the expiration date to August 30, 2022. The interest rate regarding this agreement is determined by the Chinese government at the time of borrowing.

There were no  borrowings outstanding under this agreement as October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 31, 2021, we complied with our financial covenants.

No interest payments were made during the first half of fiscal 2022. Interest paid during the first half of fiscal 2021 was $60,000.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of October 31, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,351	N/A	N/A	$8,351
Bond Mutual Funds	4,384	N/A	N/A	4,384
Inflation Protected Bond Mutual Funds	2,975	N/A	N/A	2,975
Mortgage Securities Mutual Funds	1,118	N/A	N/A	1,118
Large Cap Equity Mutual Funds	694	N/A	N/A	694
Growth Allocation Mutual Funds	449	N/A	N/A	449
Preferred Securities Mutual Fund	282	N/A	N/A	282
U.S. Event Driven Equity Mutual Fund	203	N/A	N/A	203
Moderate Allocation Mutual Fund	88	N/A	N/A	88
Other	201	N/A	N/A	201

	Fair value measurements as of November 1, 2020, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,665	N/A	N/A	$7,665
Bond Mutual Funds	5,462	N/A	N/A	5,462
Growth Allocation Mutual Funds	255	N/A	N/A	255
Moderate Allocation Mutual Fund	73	N/A	N/A	73
Other	67	N/A	N/A	67

	Fair value measurements as of May 2, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,879	N/A	N/A	$7,879
Bond Mutual Funds	4,101	N/A	N/A	4,101
Inflation Protected Bond Mutual Funds	722	N/A	N/A	722
Mortgage Securities Mutual Fund	719	N/A	N/A	719
Growth Allocation Mutual Funds	339	N/A	N/A	339
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	111	N/A	N/A	111

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted of various types of bond and equity mutual funds and had an accumulated unrealized gain totaling $116,000 and $24,000 as of October 31, 2021 and May 2, 2021, respectively, and an unrealized loss totaling $29,000 as of November 1, 2020. Our short-term investments classified as available for sale were recorded at their fair values of $9.7 million, $5.5 million, and $5.5 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively. As of October 31, 2021, November 1, 2020, and May 2, 2021, the fair value of our short-term investments classified as available for sale approximated their cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with remaining maturities of less than 4 years as of October 31, 2021. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period, and were recorded at amortized cost.

As of October 31, 2021, November 1, 2020, and May 2, 2021, our held-to-maturity investments recorded at amortized cost totaled $9.9 million, $5.8 million, and $4.3 million, respectively. The fair value of our held-to-maturity investments as of October 31, 2021, November 1, 2020, and May 2, 2021, totaled $9.9 million, $5.8 million, and $4.3 million, respectively.

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

Current Expected Credit Loses (“CECL”)- Available for Sale and Held-To-Maturity Investments

As of October 31, 2021, November 1, 2020, and May 2, 2021, we did not record an allowance for credit losses related to our short-term available for sale or held-to-maturity investments, which are comprised of high-grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and bond and equity mutual funds.

We determined that our credit loss exposure was immaterial as we have experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell, and it is not likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis.

As of October 31, 2021, we reported an accumulated unrealized gain of $116,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the six-month period ending October 31, 2021. In addition, we did not record any credit loss expense during the six-month period ending November 1, 2020.

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

Our long-term investments associated with our rabbi trust are classified as available for sale and recorded at their fair values of $9.0 million, $8.1 million, and $8.4 million as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $169,000, $55,000, and $122,000 as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.  The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

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

	Fair value measurements on February 1, 2021, using:
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

Weighted average shares used in the computation of basic and diluted net income (loss) per share are as follows:

	Three months ended
(amounts in thousands)	October 31, 2021	November 1, 2020
Weighted average common shares outstanding, basic	12,223	12,298
Dilutive effect of stock-based compensation	93	26
Weighted average common shares outstanding, diluted	12,316	12,324

During the second quarter of fiscal 2022 and 2021, 13,484 and 1,101 shares, respectively, of unvested common stock were not included in the computation of diluted net income per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

	Six months ended
(amounts in thousands)	October 31, 2021	November 1, 2020
Weighted average common shares outstanding, basic	12,268	12,293
Dilutive effect of stock-based compensation	101	—
Weighted average common shares outstanding, diluted	12,369	12,293

During the first half of fiscal 2022, 1,561 shares of unvested common stock were not included in the computation of diluted net income per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

During the second half of fiscal 2021, 38,313 shares of unvested common stock were not included in the computation of diluted net loss per share, as their effect would be antidilutive. Of the 38,313 shares of unvested common stock, 26,099 shares were antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, 12,214 shares of unvested common stock were not included in the computation as we incurred a net loss during the reporting period.

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

Financial Information

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and related charges, and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also included in segment assets its investment in an unconsolidated joint venture as of November 1, 2020.  Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	October 31, 2021	November 1, 2020
net sales by segment:
mattress fabrics	$40,883	$40,030
upholstery fabrics	33,678	36,821
net sales	$74,561	$76,851
gross profit:
mattress fabrics	$6,146	$7,584
upholstery fabrics	4,581	6,677
gross profit	$10,727	$14,261
selling, general, and administrative expenses by segment:
mattress fabrics	$3,007	$3,202
upholstery fabrics	3,553	3,390
unallocated corporate expenses	2,527	3,151
selling, general, and administrative expenses	$9,087	$9,743
income (loss) from operations by segment:
mattress fabrics	$3,139	$4,382
upholstery fabrics	1,028	3,287
unallocated corporate expenses	(2,527)	(3,151)
income from operations	1,640	4,518
interest income	59	59
other expense	(404)	(680)
income before income taxes	$1,295	$3,897

	Six months ended
	October 31, 2021	November 1, 2020
net sales by segment:
mattress fabrics	$83,941	$76,133
upholstery fabrics	73,667	65,182
net sales	$157,608	$141,315
gross profit by segment:
mattress fabrics	$12,941	$12,191
upholstery fabrics	10,285	11,971
gross profit	$23,226	$24,162
selling, general, and administrative expenses by segment:
mattress fabrics	$6,191	$5,964
upholstery fabrics	6,990	6,570
unallocated corporate expenses	5,087	5,227
selling, general, and administrative expenses	$18,268	$17,761
income (loss) from operations by segment:
mattress fabrics	$6,750	$6,227
upholstery fabrics	3,295	5,401
unallocated corporate expenses	(5,087)	(5,227)
income from operations	4,958	6,401
interest expense	—	(51)
interest income	132	117
other expense	(640)	(1,046)
income before income taxes	$4,450	$5,421

Balance sheet information for our operating segments follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Segment assets:
Mattress Fabrics:
Accounts receivable	$16,639	$15,914	$20,427
Inventory	34,498	24,200	30,047
Property, plant and equipment (1)	40,243	38,818	41,264
Right of use assets (2)	3,838	1,186	4,278
Investment in unconsolidated joint venture	—	1,859	—
Total mattress fabrics assets	95,218	81,977	96,016
Upholstery Fabrics:
Accounts receivable	15,677	17,046	17,299
Inventory	29,283	23,526	25,870
Property, plant and equipment (3)	2,110	2,014	1,925
Right of use assets (4)	5,472	3,269	5,945
Total upholstery fabrics assets	52,542	45,855	51,039
Total segment assets	147,760	127,832	147,055
Non-segment assets:
Cash and cash equivalents	16,956	45,288	37,009
Short-term investments - available for sale	9,709	5,462	5,542
Short-term investments - held-to-maturity	1,564	5,005	3,161
Current income taxes receivable	613	—	—
Other current assets	3,811	3,509	3,852
Deferred income taxes	452	645	545
Property, plant and equipment (5)	912	767	814
Right of use assets (6)	4,339	1,710	1,507
Intangible assets	2,816	3,192	3,004
Long-term investments - rabbi trust	9,036	8,060	8,415
Long-term investments - held-to-maturity	8,353	759	1,141
Other assets	3,004	547	2,035
Total assets	$209,325	$202,776	$214,080

	Six months ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Capital expenditures (7):
Mattress Fabrics	$2,030	$1,710
Upholstery Fabrics	397	181
Unallocated Corporate	1,302	111
Total capital expenditures	$3,729	$2,002
Depreciation expense:
Mattress Fabrics	$3,071	$3,132
Upholstery Fabrics	400	406
Total depreciation expense	$3,471	$3,538
(1)

The $40.2 million as of October 31, 2021, represents property, plant, and equipment of $26.8 million, $12.6 million, and $836,000 located in the U.S., Canada, and Haiti, respectively. The $38.8 million as of November 1, 2020, represents property, plant, and equipment of $26.5 million and $12.3 million located in the U.S. and Canada, respectively. The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

(2)

The $3.8 million as of October 31, 2021, represents right of use assets of $2.2 million, $1.3 million, and $309,000 located in Haiti, the U.S., and Canada, respectively.  The $1.2 million as of November 1, 2020, represents right of use assets of $696,000 and $490,000 located in the U.S. and Canada, respectively.  The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

(3)

The $2.1 million as of October 31, 2021, represents property, plant, and equipment of $1.1 million, $798,000, and $242,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of November 1, 2020, represents property, plant, and equipment of $1.1 million and $904,000 located in the U.S. and China, respectively. The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

(4)

The $5.5 million as of October 31, 2021, represents right of use assets of $4.3 million and $1.2 million located in China and the U.S., respectively.  The $3.3 million as of November 1, 2020, represents right of use assets of $2.7 million and $561,000 located in China and the U.S., respectively.  The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

(5)

The $912,000, $767,000, and $814,000 as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $4.3 million, $1.7 million, and $1.5 million as of October 31, 2021, November1, 2020, and May 2, 2021, respectively, represent right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ending October 31, 2021, compared with income tax expense of $5.9 million, or 109.5% of income before income taxes, for the six-month period ending November 1, 2020.

Our effective income tax rates for the six-month periods ended October 31, 2021, and November 1, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the six-month periods ended October 31, 2021, and November 1, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it is determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 31, 2021, and November 1, 2020:

	October 31,	November 1,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(4.5)	141.6
U.S. income tax law change	—	(65.1)
Withholding taxes associated with foreign jurisdictions	6.1	8.4
Foreign income tax rate differential	3.9	6.6
Global Intangible Low Taxed Income Tax ("GILTI")	3.3	—
Tax effects of deductible foreign exchange rate losses	(0.4)	(4.0)
Other	0.9	1.0
	30.3%	109.5%

Our effective income tax rate during the first half of fiscal 2022 was negatively affected, but not nearly to the extent as in the first half of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the second quarter of fiscal 2022, compared with lower annual forecasted taxable from our U.S. operations as of the end of the second quarter of fiscal 2021.

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

Fiscal 2022

As of the end of the second quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

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

As of October 31, 2021, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021. In addition, as of October 31, 2021, we are currently expecting U.S. taxable income during fiscal 2022 stemming from the source of taxable income provided by GILTI noted above. However, the cumulative losses that we have experienced during fiscal years 2020 and 2021 significantly exceed the U.S. taxable income expected during fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 31, 2021, November 1, 2020, and May 2, 2021, valuation allowances against our U.S. net deferred income taxes pertain to the following:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
U.S. federal and state net deferred income tax assets	$9,155	8,543	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$11,485	10,824	11,674

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of October 31, 2021, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of October 31, 2021, November 1, 2020, and May 2, 2021, we recorded a deferred income tax liability of $3.4 million, $3.9 million, and $3.5 million, respectively, for withholding taxes associated with undistributed earnings and profits from our foreign subsidiaries.

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

As of October 31, 2021, November 1, 2020, and May 2, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. Of this $1.4 million total gross unrecognized income tax benefit, $1.1 million would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.4 million relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Income Taxes Paid (Refunded)

The following table sets forth taxes paid (refunded) by jurisdiction:

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,509)
United States Transition Tax Payment	266	227
China - Income Taxes	921	349
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	—
Canada - Income Taxes	427	377
	$2,101	$(556)

(1)

In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received our $1.5 million refundable balance in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

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

As of October 31, 2021, there were 470,947 shares available for future equity-based grants under the 2015 Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on July 22, 2021:

July 22,
2021
Closing price of our common stock	$ 14. 75
Expected volatility of our common stock	54.2%
Expected volatility of peer companies (1)	45.7% - 101.5%
Risk-free interest rate	0.33%
Dividend yield	3.00%
Correlation coefficient of peer companies (1)	0.03 - 0.35

(1) The expected volatility and correlation coefficient of our peer companies for the July 22, 2021, grant date was based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

Key Employees

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that are unvested as of October 31, 2021:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 22, 2021 (1)	122,477	61,238	$15.93	(5)	3 years
July 22, 2021 (2)	21,900	10,650	$14.75	(7)	3 years
July 18, 2019 (1)	93,653	4,654	$19.04	(6)	3 years
July 18, 2019 (2)	29,227	2,787	$18.49	(7)	3 years

(1)	Performance-based restricted stock units awarded to senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of October 31, 2021.

(5)

Price per share represents the fair market value per share ($1.08 per $1, or an increase of $1.18 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($14.75) for the performance-based component of the performance-based restricted stock units granted to senior executives on July 22, 2021.

(6)

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

The following table summarizes information related to our performance-based restricted stock units that vested during the six-month periods ending October 31, 2021, and November 1, 2020:

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

We recorded compensation expense of $109,000 and $89,000 within selling, general, and administrative expenses for the six-month periods ending October 31, 2021, and November 1, 2020, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost will not be recorded, and any previously recognized compensation cost will be reversed.

As of October 31, 2021, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 2.6 years. As of October 31, 2021, the performance-based restricted stock units that were expected to vest had a fair value totaling $951,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that are unvested as of October 31, 2021:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
July 22, 2021	37,991	$14.75	3 years
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $446,000 and $245,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ending October 31, 2021, and November 1, 2020, respectively.

As of October 31, 2021, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.6 million, which is expected to be recognized over a weighted average vesting period of 2.0 years. As of October 31, 2021, the time-based restricted stock units that are expected to vest had a fair value totaling $2.8 million.

Common Stock Award

We granted a total of 6,426 and 4,312 shares of common stock to our outside directors on October 1, 2021 and July 1, 2021, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $13.03 and $16.24 per share on October 1, 2021 and July 1, 2021, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $154,000 and $140,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the six-month periods ending October 31, 2021, and November 1, 2020.

15. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining noncancellable lease terms of one to ten years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of October 31, 2021, November 1, 2020, and May 2, 2021, are as follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Right of use assets	$13,649	$6,165	$11,730
Operating lease liability - current	2,878	2,316	2,736
Operating lease liability – noncurrent	7,914	4,008	6,821

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020
Operating lease liability payments	$1,436	$1,232
Right of use assets exchanged for lease liabilities	2,614	3,618

Operating lease expense for the three-month periods ended October 31, 2021, and November 1, 2020, was $905,000 and $696,000, respectively.  Operating lease expense for the six-month periods ended October 31, 2021, and November 1, 2020, was $1.8 million and $1.4 million, respectively.  Short-term lease and variable lease expenses were immaterial for the three-month and six-month periods ended October 31, 2021, and November 1, 2020.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2022, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2022	$1,449
2023	2,991
2024	2,689
2025	1,753
2026	493
Thereafter	1,868
$11,243
Less: interest	(451)
Present value of lease liabilities	$10,792

As of October 31, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

October 31, 2021
Weighted average lease term	4.9 years
Weighted average discount rate	1.92%

As of November 1, 2020, the weighted average remaining lease term and discount rate for our operating leases follows:

November 1, 2020
Weighted average lease term	3.3 years
Weighted average discount rate	2.51%

Lease Contracts

Culp Upholstery Fabrics – Haiti, Ltd.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. This facility will be dedicated to the production of cut and sewn upholstery kits and is expected to be operational during the third quarter of fiscal 2022. The lease agreement has an initial non-cancelable lease term of eight years, which will commence after the construction of the facility has been completed, and at such time we will have control of the facility based on the terms of the lease. The rent payments for the initial term of the lease total $2.8 million and will be paid in advance of commencement of the lease. Of the $2.8 million rent payments, $1.4 million was paid during April 2021, $558,000 was paid during July 2021, $418,500 was paid during August 2021, and the remaining $418,500 is expected to be paid during the third quarter of fiscal 2022 within 30 days after commencement of the lease as defined in the agreement. As of October 31, 2021, $2.4 million was paid in advance of the commencement of the lease and was classified as other assets in the accompanying Consolidated Balance Sheets.

The initial non-cancelable term of the lease can be subsequently renewed and extended for successive eight-year periods by written communication as defined in the lease agreement.

High Point, NC – Design and Innovation Campus

Effective May 7, 2021, we entered into an agreement to lease showroom and office space encompassing 21,000 square feet located in downtown High Point, NC. This facility will be used to advance synergies between our upholstery fabrics and mattress fabrics business segments by bringing our creative talent together to collaborate, develop new products through shared innovation and technology, and meet with new and existing customers. The lease agreement commenced during the second quarter of fiscal 2022, has an initial non-cancelable lease term of ten years, and requires lease payments totaling $2.2 million to be paid in monthly installments beginning November 1, 2021.

In addition to the required lease payments, we invested $995,000 in certain leasehold improvements that were determined to be lessor owned assets in accordance with ASC Topic 842, Leases and therefore, are classified as a right of use asset in the accompanying Consolidated Balance Sheets.

The initial noncancellable term of the lease can be subsequently renewed and extended up to four additional periods of three years each by written communication as defined in the lease agreement.

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

Accounts Payable – Capital Expenditures

As of October 31, 2021, November 1, 2020, and May 2, 2021, we had total amounts due regarding capital expenditures totaling $176,000, $68,000, and $348,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of October 31, 2021, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $810,000.

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

During the three-month and six-month periods ending October 31, 2021, shipments to eLuxury under the supply agreement totaled $40,000 and $83,000, respectively. During the three-month and six-month periods ending November 1, 2020, shipments to eLuxury under the supply agreement totaled $41,000 and $285,000, respectively.

During the three-month and six-month periods ending October 31, 2021, we received payments pursuant to the royalty agreement totaling $14,000 and $28,000, respectively. During the three-month and six-month periods ending November 1, 2020, we received payments pursuant to the royalty agreement totaling $28,000 and $80,000, respectively.

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

17. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of October 31, 2021, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 31, 2021, the company’s statutory surplus reserve was $4.5 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During the first half of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of October 31, 2021, we had $3.2 million available for additional repurchases of our common stock.

During the first half of fiscal 2021, we did not repurchase any shares of our common stock.

19. Dividend Program

On December 1, 2021, our board of directors approved a quarterly cash dividend of $0.115 per share. This payment will be made on January 19, 2022, to shareholders of record as of January 11, 2022.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented quarterly dividend payments of $0.11 per share. During the first half of fiscal 2021, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and the strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments or valuation allowances could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Finally, disruption in our customers’ supply chains for non-fabric components may cause declines in new orders and/or delayed shipping of existing orders while our customers wait for other components, which could adversely affect our financial results. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended October 31, 2021, and November 1, 2020, both represent 26-week periods.

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

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC. We also commenced construction on a new leased facility in Haiti during the fourth quarter of last fiscal year.  This new operation will be dedicated to production of cut and sewn upholstery kits and is now expected to begin operating during the third quarter of this fiscal year.  Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Executive Summary

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses, asset impairments, restructuring credit (expense) and related charges, and other items that are not expected to occur on a regular basis. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, and other miscellaneous expenses.

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Net sales	$74,561	$76,851	(3.0)%
Gross profit	10,727	14,261	(24.8)%
Gross profit margin	14.4%	18.6%	(420)bp
Selling, general, and administrative expenses	9,087	9,743	(6.7)%
Income from operations	1,640	4,518	(63.7)%
Operating margin	2.2%	5.9%	(370)bp
Income before income taxes	1,295	3,897	(66.8)%
Income tax expense	444	1,613	(72.5)%
Net income	851	2,384	(64.3)%

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Net sales	$157,608	$141,315	11.5%
Gross profit	23,226	24,162	(3.9)%
Gross profit margin	14.7%	17.1%	(240)bp
Selling, general, and administrative expenses	18,268	17,761	2.9%
Income from operations	4,958	6,401	(22.5)%
Operating margin	3.1%	4.5%	(140)bp
Income before income taxes	4,450	5,421	(17.9)%
Income tax expense	1,349	5,937	(77.3)%
Net income (loss)	3,101	(349)	N.M.

Net Sales

Overall, our net sales for the second quarter of fiscal 2022 decreased by 3.0% compared with the same period a year ago, with mattress fabrics sales increasing 2.1% and upholstery fabrics sales decreasing 8.5%. Our net sales for the first half of fiscal 2022 increased by 11.5%, compared with the same period a year ago, with mattress fabrics sales increasing 10.3% and upholstery fabrics sales increasing 13.0%. The first half of fiscal 2021 was negatively affected by the economic disruption caused by the COVID-19 pandemic during the early months of the period.

The increase in net sales for our mattress fabrics segment for the second quarter reflects continued solid demand for our products compared to strong sales during the prior-year period, although sales were affected somewhat by our customers’ supply chain constraints for non-fabric components and their existing inventory levels for mattress fabrics and covers. It also reflects a price increase that was effective during the quarter, as well as a surcharge that was implemented during the quarter, which together increased net sales for the division by approximately 4.6%. The decrease in net sales for our upholstery fabrics segment for the second quarter reflects lower sales in our residential fabrics business due to COVID-19-related shutdowns of our sourcing partners and customers in Vietnam throughout most of the quarter, as well as our customers’ supply chain constraints for non-fabric components and labor shortages at their U.S. facilities, which reduced our ability to ship prepared fabric orders. The decrease was partially offset by a price increase and freight surcharge that were effective during the quarter, which increased net sales for the division by approximately 2.3%.

The increase in net sales in both segments for the first half of fiscal 2022 reflects increased demand for both our mattress and residential upholstery fabric products during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. It also reflects our ability to meet this increased demand and respond quickly to the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.  The increase in net sales for the first half of fiscal 2022 was supplemented by a price increase that was effective during the first half of fiscal 2022 for both divisions, as well as a surcharge that was implemented and effective during most of the second quarter for both divisions, which collectively increased our consolidated net sales by approximately 2.8% for the six-month period.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our income before income taxes for the second quarter of fiscal 2022 was $1.3 million, compared with $3.9 million for the prior-year period, while income before income taxes for the first six months of fiscal 2022 was $4.5 million, compared with $5.4 million for the prior-year period.

Operating performance for the second quarter of fiscal 2022 was materially affected by lower sales as compared with the same period a year ago, as well as higher freight, raw material, and labor costs; unfavorable foreign exchange rate fluctuations associated with our operations in China and Canada; start-up costs for the new Haiti facility for our upholstery fabrics segment; and operating inefficiencies due to labor shortages in the U.S. and Canada for our mattress fabrics segment.  Operating performance for the first half of fiscal 2022 was also materially pressured by the same factors, but partially offset by higher sales for the six-month period, as compared with the same period a year ago.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ending October 31, 2021, compared with income tax expense of $5.9 million, or 109.5% of income before income taxes, for the prior-year period. Our effective income tax rate during the first half of fiscal 2022 was negatively affected, but not nearly to the extent as in the first half of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the second quarter of fiscal 2022, compared with lower annual forecasted taxable from our U.S. operations as of the end of the second quarter of fiscal 2021.

Income tax expense during the first half of fiscal 2021 was also affected by a $4.2 million net income tax charge, which consisted of a $7.7 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit that re-established certain U.S. federal net operating loss carryforwards in connection with U.S. Treasury regulations regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017. The $7.7 million non-cash income tax charge represents $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets that existed at the beginning of fiscal 2021 and $713,000 to provide for a full valuation allowance against the U.S. income tax loss carryforward that originated during fiscal 2021.

Refer to Note 13 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of October 31, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $36.6 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $3.9 million of capital expenditures primarily related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and equipment associated with information technology, (ii) cash payments totaling $2.7 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, and (iv) net cash used in operating activities totaling $1.3 million.

Our net cash used in operating activities was $1.3 million during the first half of fiscal 2022 compared with net cash provided by operating activities of $22.7 million during the first half of fiscal 2021. This difference was mostly due to (i) a net increase in cash that was generated during the first half of fiscal 2021 due to a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which surge did not recur during the first half of fiscal 2022; (ii) a decrease in accounts payable related to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iii) an increase in inventory to support our customers by accommodating their need to slow order uptake due to their supply chain constraints for non-fabric components, as well an increase in inventory purchases to strategically get ahead of anticipated increases in raw material costs and improve our in-stock position in anticipation of customer demand ahead of the upcoming Chinese New Year holiday; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.4 million in payments for the new building lease and start-up expenses associated our upholstery fabrics cut and sew operation located in Haiti; (vi) an increase in income tax payments mostly related to U.S. Alternative Minimum Tax credit refunds totaling $1.5 million received during fiscal 2021 that will not recur during fiscal 2022;  partially offset by (vii) a decrease in accounts receivable related to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of October 31, 2021, there were no outstanding borrowings under our lines of credit.

Dividend Program

On December 1, 2021, our board of directors approved a quarterly cash dividend of $0.115 per share, or $0.46 per share on an annualized basis. This payment will be made on January 19, 2022, to shareholders of record as of January 11, 2022.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented quarterly dividend payments of $0.11 per share. During the first half of fiscal 2021, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share.

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

During the first half of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of October 31, 2021, we had $3.2 million available for additional repurchases of our common stock.

During the first half of fiscal 2021, we did not repurchase any shares of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Net sales	$40,883	$40,030	2.1%
Gross profit	6,146	7,584	(19.0)%
Gross profit margin	15.0%	18.9%	(390)bp
Selling, general, and administrative expenses	3,007	3,202	(6.1)%
Income from operations	3,139	4,382	(28.4)%
Operating margin	7.7%	10.9%	(320)bp

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Net sales	$83,941	$76,133	10.3%
Gross profit	12,941	12,191	6.2%
Gross profit margin	15.4%	16.0%	(60)bp
Selling, general, and administrative expenses	6,191	5,964	3.8%
Income from operations	6,750	6,227	8.4%
Operating margin	8.0%	8.2%	(20)bp

Net Sales

Mattress fabrics sales increased 2.1% in the second quarter of fiscal 2022, as compared to the prior-year period. Mattress fabrics sales increased 10.3% for the first half of fiscal 2022, as compared to the first half of fiscal 2021, which was adversely affected during the early months by disruption from the COVID-19 pandemic.

The increase in mattress fabrics net sales for the second quarter reflects continued solid demand for our products compared to strong sales during the prior-year period, although sales were affected somewhat during the second quarter by our customers’ supply chain constraints for non-fabric components and their existing inventory levels for mattress fabrics and covers.  It also reflects a price increase that was in effect throughout the quarter, as well as a surcharge that was implemented during the quarter, which together increased net sales for the division by approximately 4.6% for the quarter.

During the quarter, we relied on our product-driven strategy with a focus on design creativity and innovation, supported by the utilization of our flexible, global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey, which enabled us to support current demand levels and serve the needs of our mattress fabrics and cover customers.  Demand trends for sewn mattress covers were negatively affected by our customers’ supply chain constraints and existing levels of cover inventory. However, we continue to believe our on-shore, near-shore, and off-shore supply chain strategy, as well as our fabric-to-cover model, remains a preferred platform for our customers and continues to support our business.

The increase in mattress fabrics net sales for the first half of fiscal 2022 reflects an increase in demand primarily during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. This sales increase was also supplemented by a price increase that was effective throughout the first half of fiscal 2022, as well as a surcharge that was implemented and in effect during much of the second quarter, to help offset certain inflationary pressures.  These pricing actions increased net sales by approximately 3.8% for the first half of fiscal 2022.

Looking ahead, we believe our market position remains solid, with strong new placements and product developments for fiscal 2023. We expect some continued near-term pressures relating to our customers’ capacity limitations due to supply chain disruption for non-fabric components, but we expect that most of these headwinds are temporary. Additionally, the impact of the COVID-19 pandemic, including the new Omicron variant, remains unknown and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, actions taken to contain its spread and mitigate the public health and economic effects, the short- and long-term disruption of the global economy, consumer confidence, unemployment, employee health, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our mattress fabrics segment; however, if conditions relating to the pandemic worsen, the disruption could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The decrease in mattress fabrics profitability during the second quarter, as compared to the prior-year period, was primarily due to higher freight, raw material, and labor costs; inefficiencies due to labor shortages at our facilities in the U.S. and Canada; and unfavorable foreign currency fluctuations in China and Canada. Mattress fabrics profitability for the first half of fiscal 2022 was pressured by the same factors that affected the second quarter, partially offset by higher sales for the six-month period, as compared with the same period a year ago.

Our previously implemented price increase and surcharge have helped us offset a portion of the current inflationary pressures we are facing. However, the lag in cost-price realization, along with some competitive market pressures that limit us from immediately passing on all of our cost increases, are expected to continue affecting our profitability during fiscal 2022.

We expect inflationary pressures relating to increasing labor, freight, and raw material costs, as well as ongoing foreign currency fluctuations in China and Canada, to continue over the near-term.  We believe most of these headwinds are temporary and will be mitigated to some extent by the pricing actions we have already implemented, as noted above, as well as our ongoing efforts to control our internal costs, improve efficiencies, and consider additional reasonable pricing actions to mitigate and manage inflation.

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

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Accounts receivable	$16,639	$15,914	$20,427
Inventory	34,498	24,200	30,047
Property, plant & equipment	40,243	38,818	41,264
Right of use assets	3,838	1,186	4,278
Investment in unconsolidated joint venture	—	1,859	—
	$95,218	$81,977	$96,016

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 31, 2021, accounts receivable increased by $725,000, or 4.6%, compared with November 1, 2020. This increase reflects the slight increase in net sales during the second quarter of fiscal 2022, as compared with the second quarter of fiscal 2021.

As of October 31, 2021, accounts receivable decreased by $3.8 million, or 18.5%, compared with May 2, 2021. This decrease reflects improved cash collections during the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as customers continued their return to making payments based on normal credit terms, as opposed to extended terms previously granted in response to the COVID-19 pandemic. In addition, this decrease reflects the decrease in net sales during the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales of $40.9 million during the second quarter of fiscal 2022 decreased by $2.0 million, or 4.8%, compared with net sales of $42.9 million during the fourth quarter of fiscal 2021.

Days’ sales outstanding was 37 days for the second quarter of fiscal 2022, compared with 36 days for the second quarter of fiscal 2021 and 43 days for the fourth quarter of fiscal 2021.

Inventory

As of October 31, 2021, inventory increased by $10.3 million, or 42.6%, compared with November 1, 2020. As of October 31, 2021, inventory increased by $4.5 million, or 14.8%, compared with May 2, 2021. The increases in inventory reflects (i) support for our customers by accommodating their need to slow order uptake due to their supply chain constraints for non-fabric components, (ii) an increase in inventory purchase to strategically get ahead of anticipated increases in raw material costs, and (iii) an increase in inventory purchases to strategically improve our inventory position to support expected customer demand ahead of the upcoming Chinese New Year holiday.

Inventory turns were 4.2 for the second quarter of fiscal 2022, compared with 5.7 for the second quarter of fiscal 2021 and 4.2 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $40.2 million as of October 31, 2021, represents property, plant, and equipment of $26.8 million, $12.6 million, and $836,000 located in the U.S., Canada, and Haiti, respectively. The $38.8 million as of November 1, 2020, represents property, plant, and equipment of $26.5 million and $12.3 million located in the U.S. and Canada, respectively. The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $3.8 million as of October 31, 2021, represents right of use assets of $2.2 million, $1.3 million, and $309,000 located Haiti, the U.S., and Canada, respectively.  The $1.2 million as of November 1, 2020, represents right of use assets of $696,000 and $490,000 located in the U.S. and Canada., respectively. The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

As of October 31, 2021, and May 2, 2021, right of use assets have increased significantly from November 1, 2020. This increase primarily represents (i) $2.5 million that related to building leases acquired from CIH during the fourth quarter of fiscal 2021; (ii) $879,000 that related to the renewal and amendment of a building lease located in the U.S. associated with our mattress cover operation during the fourth quarter of fiscal 2021; partially offset by (iii) rent expense associated with executed lease agreements.

Investment in Unconsolidated Joint Venture

As of November 1, 2020, our investment in unconsolidated joint venture represented our 50% ownership in CIH and was accounted for under the equity method in accordance with ASC Topic 823. Accordingly, the carrying value of our investment in CIH was reported as a single line item in the Consolidated Balance Sheets titled “Investment in unconsolidated joint venture”. Effective February 1, 2021, we entered into an agreement with our former joint venture partner to acquire the remaining 50% interest in CIH. Pursuant to this transaction, we are now the sole owner with full control over CIH. Accordingly, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated. Furthermore, the equity method will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH.

See Note 3 to the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	October 31, 2021		November 1, 2020		% Change
Non-U.S. Produced	$31,306	93%	$34,473	94%	(9.2)%
U.S. Produced	2,372	7%	2,348	6%	1.0%
Total	$33,678	100%	$36,821	100%	(8.5)%

	Six Months Ended
(dollars in thousands)	October 31, 2021		November 1, 2020		% Change
Non-U.S. Produced	$69,528	94%	$60,484	93%	15.0%
U.S. Produced	4,139	6%	4,698	7%	(11.9)%
Total	$73,667	100%	$65,182	100%	13.0%

Upholstery fabrics sales decreased 8.5% in the second quarter of fiscal 2022 compared to the prior-year period.  Upholstery fabric sales increased 13.0% for the first half of fiscal 2022, as compared to the first half of fiscal 2021, which was adversely affected during the early months by disruption from the COVID-19 pandemic.

The decrease in upholstery fabrics net sales for the second quarter was primarily driven by lower sales in our residential business due to COVID-19-related shutdowns of our sourcing partners and customers in Vietnam throughout most of the quarter.  Residential sales were also pressured by our customers’ supply chain constraints for non-fabric components and labor shortages at their U.S. facilities, which significantly reduced our ability to ship prepared fabric orders. The decrease in sales was partially offset by a price increase and freight surcharge that were in effect during the quarter, which increased net sales for the division by approximately 2.3%.

Despite the headwinds in our residential business, we were encouraged by the recovery in our hospitality business during the second quarter, led by our hospitality/contract fabric business. We also saw a measurable improvement in our Read business during the last month of the quarter. We are pleased the shutdowns that affected our Vietnam customers and sourcing partners during the quarter have now been lifted, and we have resumed shipping at normalized capacity. Additionally, we now expect to begin production at our new facility in Haiti during the third quarter, which will expand our capacity for cut and sewn upholstery kits.

The increase in upholstery fabrics net sales for the first half of fiscal 2022 reflects a significant increase in demand for our residential upholstery business during the first quarter, as compared to the first quarter of fiscal 2021, partially offset by lower sales for Read in our hospitality business, which remained under significant pressure from the ongoing COVID-19 disruption that continues to affect the travel and leisure industries. The increase in net sales for the first half of fiscal 2022 also reflects a price increase that was effective during the period on products sold in the U.S. to help offset unfavorable foreign currency exchange rate fluctuations associated with our operations in China, as well as a freight surcharge implemented during the second quarter. Together, this price increase and freight surcharge accounted for approximately 1.7% of net sales for the first half of fiscal 2022.

Looking ahead, there are lingering near-term challenges related to our customers’ supply chain constraints and existing levels of fabric inventory for our residential business, which may temporarily pressure our business during the remainder of fiscal 2022.  Also, while we believe demand trends remain favorable for the home furnishings industry, there is an expected slowdown in new business from the peak experienced during the post-COVID stay-at-home surge.  Despite the headwinds, we believe our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, as well as our flexible Asian platform, our long-term supplier relationships, and our expanded capacity in Haiti, will benefit us as we navigate these challenges.

Notably, the ongoing economic and health effects of the COVID-19 pandemic, including the new Omicron variant, as well as the duration of such effects, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact of the pandemic on our upholstery fabrics segment, but note that if conditions worsen, the impact on our employees, suppliers, consumers, and the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Gross profit	4,581	6,677	(31.4)%
Gross profit margin	13.6%	18.1%	(450)bp
Selling, general, and administrative expenses	3,553	3,390	4.8%
Income from operations	1,028	3,287	(68.7)%
Operating margin	3.1%	8.9%	(580)bp

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	Change
Gross profit	10,285	11,971	(14.1)%
Gross profit margin	14.0%	18.4%	(440)bp
Selling, general, and administrative expenses	6,990	6,570	6.4%
Income from operations	3,295	5,401	(39.0)%
Operating margin	4.5%	8.3%	(380)bp

The decrease in upholstery fabrics profitability for the second quarter and the first half of fiscal 2022, as compared to the applicable prior-year periods, primarily reflects lower sales in our residential business during the second quarter, as well as higher freight and material costs, start-up costs for our new Haiti cut and sew facility, unfavorable foreign currency fluctuations associated with our operations in China, lower sales from Read, and higher selling, general, and administrative expenses. The increase in selling, general, and administrative expenses during the second quarter and first half of fiscal 2022, as compared to the prior-year periods, is mostly due to higher salary, marketing, and design expenses, partially offset by lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets and lower sales commissions reflecting the decrease in net sales.

Looking ahead, we expect that further pressures relating to rising freight costs, material prices, and U.S. labor costs, as well as ongoing China foreign exchange rate fluctuations and additional start-up costs for our new facility in Haiti, may temporarily pressure our profitability during the remainder of fiscal 2022. Our previously implemented price increase and freight surcharge have helped offset foreign currency exchange rate fluctuations and rising freight costs to some extent, as intended, but due to the continued rapid rise in operating and material costs, we are instituting an additional price increase during the third quarter to help cover a portion of these inflationary pressures.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
Accounts receivable	$15,677	$17,046	$17,299
Inventory	29,283	23,526	25,870
Property, plant & equipment	2,110	2,014	1,925
Right of use assets	5,472	3,269	5,945
	$52,542	$45,855	$51,039

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 31, 2021, accounts receivable decreased by $1.4 million, or 8.0%, compared with November 1, 2020. This decrease primarily reflects the decrease in net sales during the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021, as noted above.

As of October 31, 2021, accounts receivable decreased by $1.6 million, or 9.4%, as compared with May 2, 2021. This decrease reflects the decrease in net sales during the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales were $33.7 million during the second quarter of fiscal 2022, a decrease of $2.4 million, or 6.8%, compared with net sales of $36.1 million during the fourth quarter of fiscal 2021.

Days’ sales outstanding was 41 days during the second quarter of fiscal 2022, compared with 41 days during the second quarter of fiscal 2021 and 42 days during the fourth quarter of fiscal 2021.

Inventory

As of October 31, 2021, inventory increased by $5.8 million, or 24.5%, compared with November 1, 2020. As of October 31, 2021, inventory increased by $3.4 million, or 13.2%, compared with May 2, 2021. The increases in inventory reflects (i) support for our customers by accommodating their need to slow order uptake due to their supply chain constraints for non-fabric components, (ii) an increase in inventory purchase to strategically get ahead of anticipated increases in material costs, and (iii) an increase in inventory purchases to strategically improve our inventory position to support expected customer demand ahead of the upcoming Chinese New Year holiday.

Inventory turns were 4.3 for the second quarter of fiscal 2022, compared with 5.3 for the second quarter of fiscal 2021 and 4.6 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $2.1 million as of October 31, 2021, represents property, plant, and equipment of $1.1 million, $798,000, and $242,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of November 1, 2020, represents property, plant, and equipment of $1.1 million and $904,000 located in the U.S. and China, respectively. The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively. Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $5.5 million as of October 31, 2021, represents right of use assets of $4.3 million and $1.2 million located in China and the U.S., respectively. The $3.3 million as of November 1, 2020, represents right of use assets of $2.7 million and $561,000 located in China and the U.S., respectively. The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. The lease term is now expected to commence during the third quarter of fiscal 2022, after construction of the facility has been completed, and at such time, we will have control of the facility based on the terms of the lease. As a result, right of use assets are expected to increase by $2.8 million at the commencement of the lease.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	% Change
SG&A expenses	$9,087	$9,743	(6.7)%
Interest income	59	59	0.0%
Other expense	404	680	(40.6)%

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020	% Change
SG&A expenses	$18,268	$17,761	2.9%
Interest expense	—	51	(100.0)%
Interest income	132	117	12.8%
Other expense	640	1,046	(38.8)%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during the second quarter of fiscal 2022, as compared with the second quarter of fiscal 2021, is mostly due to (i) lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets and (ii) lower sales commissions reflecting the decrease in net sales, partially offset by (iii) higher salary, marketing, and design expenses associated with our upholstery fabrics segment.

The increase in selling, general, and administrative expenses during the first half of fiscal 2022, as compared with the first half of fiscal 2021, is due mostly to (i) our significant cost cutting measures during the fourth quarter of fiscal 2020 that continued into the first quarter of fiscal 2021 as part of our comprehensive response to the COVID-19 global pandemic, and which trend did not recur during the first half of fiscal 2022, and (ii) higher salary, marketing, and design expenses associated with our upholstery fabrics segment, partially offset by (iii) lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets.

Interest Expense

During the first half of fiscal 2022, we did not incur any interest expense, as we did not have any borrowings outstanding during such time.

During the first half of fiscal 2021, interest expense was attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty and disruption associated with the COVID-19 global pandemic. During the fourth quarter of fiscal 2020, we borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. The total amount of these borrowings was repaid during the first quarter of fiscal 2021.

Interest Income

Interest income mostly reflects investment income earned on our current investments of excess cash held in (i) money market funds, (ii) bond, other fixed income, and equity-related mutual funds, and (iii) investment-grade U.S. corporate, foreign, and government bonds, as well as (iv) interest earned on a money market fund and equity-related mutual fund investment associated with our rabbi trust that funds our deferred compensation plan.

Other Expense

In accordance with ASC Topic 830 Foreign Currency Matters, management assesses certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The decreases in other expense during the three-month and six-month periods of fiscal 2022 compared with the three-month and six-month periods of fiscal 2021 were due mostly to more favorable foreign exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the three-month and six-month periods of fiscal 2022, we reported foreign exchange rate losses associated with our operations located in China of $151,000 and $160,000, respectively. During the three-month and six-month periods of fiscal 2021, we reported foreign exchange rate losses associated with our operations located in China of $551,000 and $690,000, respectively.

In addition, the $160,000 and $690,000 foreign exchange losses for the six-month periods of fiscal 2022 and 2021, respectively, were partially offset by income tax benefits totaling $72,000 and $650,000 for the six-month periods of fiscal 2022 and 2021, respectively. These income tax benefits were associated with income tax deductible foreign exchange rate losses based on more unfavorable foreign exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate losses incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are income tax deductible as we incur income tax expense and pay income taxes in China’s local currency.

See the Income Taxes – Effective Income Tax Rate & Income Tax Expense section below for further details on the income tax effects of the foreign exchange rate losses (gains) associated with our China operations on our consolidated effective income tax rate for the six-month periods ended October 31, 2021 and November 1, 2020, respectively.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ending October 31, 2021, compared with income tax expense of $5.9 million, or 109.5% of income before income taxes, for the six-month period ending November 1, 2020.

Our effective income tax rates for the six-month periods ended October 31, 2021, and November 1, 2020, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the six-month periods ended October 31, 2021, and November 1, 2020, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it is determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 31, 2021, and November 1, 2020:

	Six Months Ended
	October 31, 2021	November 1, 2020
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(4.5)	141.6
U.S. income tax law change	—	(65.1)
Withholding taxes associated with foreign jurisdictions	6.1	8.4
Foreign income tax rate differential	3.9	6.6
Global Intangible Low Taxed Income Tax ("GILTI")	3.3	—
Tax effects of deductible foreign exchange rate losses	(0.4)	(4.0)
Other	0.9	1.0
	30.3%	109.5%

Our effective income tax rate during the first half of fiscal 2022 was negatively affected, but not nearly to the extent as in the first half of fiscal 2021, by the mix of taxable income that is mostly earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. This is due mostly to higher annual forecasted taxable income from our U.S. operations as of the end of the second quarter of fiscal 2022, compared with lower annual forecasted taxable from our U.S. operations as of the end of the second quarter of fiscal 2021.

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

Fiscal 2022

As of the end of the second quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

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

As of October 31, 2021, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021. In addition, as of October 31, 2021, we are currently expecting U.S. taxable income during fiscal 2022 stemming from the source of taxable income provided by GILTI noted above. However, the cumulative losses that we have experienced during fiscal years 2020 and 2021 significantly exceed the U.S. taxable income expected during fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 31, 2021, November 1, 2020, and May 2, 2021, valuation allowances against our net deferred income taxes pertain to the following:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
U.S. federal and state net deferred income tax assets	$9,155	8,543	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$11,485	10,824	11,674

Undistributed Earnings

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

Uncertain Income Tax Positions

Refer to Note 13 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of October 31, 2021, November 1, 2020, and May 2, 2021, respectively.

Income Taxes Paid (Refunded)

The following table sets forth taxes paid (refunded) by jurisdiction:

	Six Months Ended
(dollars in thousands)	October 31, 2021	November 1, 2020
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,509)
United States Transition Tax Payment	$266	$227
China - Income Taxes	921	349
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	—
Canada - Income Taxes	427	377
	$2,101	$(556)

(1) In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received our $1.5 million refundable balance in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $3.6 million for fiscal 2022, compared with $3.0 million for fiscal 2021. The increase mostly represents U.S. AMT credit refunds totaling $1.5 million that were received during fiscal 2021 that will not recur during fiscal 2022. This increase is expected to be partially offset by a significant decrease in income tax payments associated with our Canadian operation resulting from several significant capital projects that will be placed into service during fiscal 2022 that will be eligible for a significant amount of deductible accelerated depreciation. Our estimated cash income tax payments for fiscal 2022 are management’s current projections only and can be affected over the year by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar, as well as the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2022 due to: (i) the immediate expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards totaling $19.4 million.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $17.0 million and short-term investments (available for sale) of $9.7 million as of October 31, 2021, cash flow from operations, and the current availability ($38 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of October 31, 2021, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $36.6 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $3.9 million of capital expenditures primarily related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and equipment associated with information technology, (ii) cash payments totaling $2.7 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, and (iv) net cash used in operating activities totaling $1.3 million.

Our net cash used in operating activities was $1.3 million during the first half of fiscal 2022, compared with net cash provided by operating activities of $22.7 million during the first half of fiscal 2021. This difference was mostly due to a net increase in cash generated by a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which surge did not recur during the first half of fiscal 2022; (ii) a decrease in accounts payable related to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iii) an increase in inventory to support our customers by accommodating their need to slow order uptake due to their supply chain constraints for non-fabric components, as well as an increase in inventory purchases to strategically get ahead of anticipated increases in raw material costs and improve our in-stock position in anticipation of customer demand ahead of the upcoming Chinese New Year holiday; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.4 million in payments for the new building lease and start-up expenses associated our upholstery cut and sew operation located in Haiti; (vi) an increase in income tax payments mostly related to U.S. Alternative Minimum Tax credit refunds totaling $1.5 million received during fiscal 2021 that will not recur during fiscal 2022; partially offset by (vii) a decrease in accounts receivable related to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of October 31, 2021, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affects our liquidity. See the section titled “Income Taxes Paid” of this Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION section for further details.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as the continuing uncertainty of the COVID-19 global pandemic, lower net sales due to consumer demand, and delays in receipt of payment on accounts receivable. Looking ahead, we expect our cash liquidity to be affected by strategic investments in working capital, planned capital expenditures, and investments in our operations located in Haiti, with a significant portion of this spending occurring during the second half of fiscal 2022.

By Geographic Area

A summary of our cash and investments by geographic area follows:

(dollars in thousands)	October 31, 2021	November 1, 2020	May 2, 2021
United States	$25,906	$49,288	$34,465
China	9,101	5,778	10,635
Canada	967	1,439	1,525
Haiti	598	—	220
Cayman Islands	10	9	8
	$36,582	$56,514	$46,853

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

During the first half of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of October 31, 2021, we had $3.2 million available for additional repurchases of our common stock.

During the first half of fiscal 2021, we did not repurchase any shares of our common stock.

Dividend Program

On December 1, 2021, our board of directors approved a quarterly cash dividend of $0.115 per share. This payment will be made on January 19, 2022, to shareholders of record as of January 11, 2022.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented quarterly dividend payments of $0.11 per share. During the first half of fiscal 2021, dividend payments totaled $2.6 million, which represented quarterly dividend payments of $0.105 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $54.7 million as of October 31, 2021, compared with $42.0 million as of November 1, 2020, and $50.2 million as of May 2, 2021. Operating working capital turnover was 6.5 during the second quarter of fiscal 2022, compared with 5.3 during the second quarter of fiscal 2021 and 6.4 during the fourth quarter of fiscal 2021.

Accounts Receivable

Accounts receivable were $32.3 million as of October 31, 2021, a decrease of $644,000, or 2.0%, compared with $33.0 million as of November 1, 2020. This decrease reflects the 3.0% decrease in net sales during the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021.

Accounts receivable as of October 31, 2021, decreased $5.4 million, or 14.3%, compared with $37.7 million as of May 2, 2021. This decrease reflects improved cash collections during the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as customers returned to making payments based on normal credit terms, as opposed to extended terms previously granted in response to the COVID-19 pandemic. In addition, this decrease reflects the decrease in net sales during the second quarter of fiscal 2022 as compared with the fourth quarter of fiscal 2021. Net sales of $74.6 million during the second quarter of fiscal 2022 decreased by $4.5 million, or 5.7%, as compared with net sales of $79.1 million during the fourth quarter of fiscal 2021.

Days’ sales outstanding was 39 days for the second quarter of fiscal 2022, compared with 39 days for the second quarter of fiscal 2021 and 43 days for the fourth quarter of fiscal 2021.

Inventory

Inventory was $63.8 million as of October 31, 2021 an increase of $16.1 million, or 33.6%, compared $47.7 million as of November 1, 2020. Inventory was $63.8 million as of October 31, 2021 an increase of $7.9 million, or 14.1%, compared $55.9 million as of November 1, 2020. The increases in inventory reflect an increase in inventory purchases to (i) support our customers and accommodate their need to slow order uptake due to their supply chain constraints for non-fabric components, (ii) strategically get ahead of anticipated increases in raw material costs, and (iii) strategically improve our in-stock position in anticipation of customer demand ahead of the upcoming Chinese New Year holiday.

Inventory turns were 4.2 for the second quarter of fiscal 2022, compared with 5.6 for the second quarter of fiscal 2021 and 4.8 for the fourth quarter of fiscal 2021.

Accounts Payable

Accounts payable- trade was $40.5 million as of October 31, 2021, an increase of $2.3 million, or 6.0%, compared with $38.2 million as of November 1, 2020. The increase in accounts payable-trade reflects the increase in inventory purchases noted above that were partially offset by a decrease related to our return to normal credit terms with our vendors as opposed to the extended terms previously granted in response to the COVID-19 pandemic

Accounts payable- trade was $40.5 million as of October 31, 2021, a decrease of $2.0 million, or 4.7%, compared with $42.5 million as of May 2, 2021. The decrease reflects the return to normal credit terms with our vendors as opposed to the extended terms previously granted in response to the COVID-19 pandemic, as well as the decrease in net sales during the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales of $74.6 million during the second quarter of fiscal 2022 decreased by $4.5 million, or 5.7%, as compared to net sales of $79.1 million during the fourth quarter of fiscal 2021. These decreases were partially offset by the increased inventory purchases noted above.

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

As of October 31, 2021, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 31, 2021, we complied with these financial covenants.

Refer to Note 9 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $3.9 million during the first half of fiscal 2022, compared with $2.0 million for the same period a year ago. Capital expenditures mostly related to our mattress fabrics segment and our innovation campus located in downtown High Point, NC.

Depreciation expense was $3.5 million during both the first half of fiscal 2022 and the first half of fiscal 2021. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2022, we are projecting cash capital expenditures to be in the range of $10.3 million to $10.7 million. The estimated capital expenditures primarily relate to the mattress fabrics segment. For fiscal 2022, we are projecting depreciation expense to be approximately $7.0 million, also primarily related to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditures and expectations related to depreciation expense. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of October 31, 2021, we had total amounts due regarding capital expenditures totaling $176,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $176,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of October 31, 2021, we had open purchase commitments for the acquisition of equipment for our mattress fabrics segment totaling $810,000.

Critical Accounting Policies and Recent Accounting Developments

As of October 31, 2021, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2021.

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

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.74% as of October 31, 2021) calculated using a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of October 31, 2021, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of October 31, 2021, there were no outstanding borrowings under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of October 31, 2021, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of October 31, 2021, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended October 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 31, 2021. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 1A.	Risk Factors

There have not been any material changes to our risk factors during the three months ended October 31, 2021. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
August 2, 2021 to September 5, 2021	62,908	$14.15	62,908	$3,386,299
September 6, 2021 to October 3, 2021	10,094	$13.69	10,094	$3,248,094
October 4, 2021 to October 31, 2021	—	—	—	$3,248,094
Total	73,002	$14.09	73,002	$3,248,094

(1)	In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

II-1

Item 6.Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: December 10, 2021	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-3