Form 10-Q
period 2022-01-30
CULP INC
filed 2022-03-11
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2022

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

Common shares outstanding as of March 9, 2022: 12,218,067

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended January 30, 2022

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 30, 2022, AND JANUARY 31, 2021

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	January 30,	January 31,
	2022	2021
Net sales	$80,291	$79,341
Cost of sales	(71,181)	(65,469)
Gross profit	9,110	13,872
Selling, general and administrative expenses	(8,007)	(9,835)
Income from operations	1,103	4,037
Interest income	214	90
Other expense	(322)	(1,010)
Income before income taxes	995	3,117
Income tax expense	(1,284)	(899)
Loss from investment in unconsolidated joint venture	—	(136)
Net (loss) income	(289)	2,082

Net (loss) income per share - basic	$(0.02)	$0.17
Net (loss) income per share - diluted	$(0.02)	$0.17
Average shares outstanding, basic	12,212	12,305
Average shares outstanding, diluted	12,212	12,369

	NINE MONTHS ENDED
	January 30,	January 31,
	2022	2021
Net sales	$237,899	$220,656
Cost of sales	(205,563)	(182,621)
Gross profit	32,336	38,035
Selling, general and administrative expenses	(26,275)	(27,597)
Income from operations	6,061	10,438
Interest expense	—	(51)
Interest income	347	208
Other expense	(963)	(2,057)
Income before income taxes	5,445	8,538
Income tax expense	(2,633)	(6,836)
Income from investment in unconsolidated joint venture	—	31
Net income	2,812	1,733

Net income per share - basic	$0.23	$0.14
Net income per share - diluted	$0.23	$0.14
Average shares outstanding, basic	12,249	12,297
Average shares outstanding, diluted	12,341	12,299

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 30, 2022, AND JANUARY 31, 2021

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	January 30,	January 31,
	2022	2021
Net (loss) income	$(289)	$2,082
Unrealized holding (loss) gain on investments, net of tax	(229)	91
Reclassification adjustment for realized loss on sale of investments	32	—
Comprehensive (loss) income	$(486)	$2,173

	NINE MONTHS ENDED
	January 30,	January 31,
	2022	2021
Net income	$2,812	$1,733
Unrealized holding (loss) gain on investments, net of tax	(86)	121
Reclassification adjustment for realized loss on investments	28	6
Comprehensive income	$2,754	$1,860

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 30, 2022, JANUARY 31, 2021, AND MAY 2, 2021

UNAUDITED

(Amounts in Thousands)

	January 30,	January 31,	* May 2,
	2022	2021	2021
Current assets:
Cash and cash equivalents	$11,780	35,987	37,009
Short-term investments - held-to-maturity	1,315	9,785	3,161
Short-term investments - available for sale	438	5,548	5,542
Accounts receivable, net	38,998	36,397	37,726
Inventories	73,133	57,794	55,917
Current income taxes receivable	367	—	—
Other current assets	4,419	3,116	3,852
Total current assets	130,450	148,627	143,207
Property, plant and equipment, net	42,778	42,385	44,003
Right of use assets	16,595	6,206	11,730
Intangible assets	2,722	3,098	3,004
Long-term investments - rabbi trust	9,223	8,232	8,415
Long-term investments - held-to-maturity	8,677	512	1,141
Deferred income taxes	500	640	545
Investment in unconsolidated joint venture	—	1,723	—
Other assets	622	555	2,035
Total assets	$211,567	211,978	214,080
Current liabilities:
Accounts payable - trade	$46,690	44,946	42,540
Accounts payable - capital expenditures	33	240	348
Operating lease liability - current	3,295	2,273	2,736
Deferred revenue	518	228	540
Accrued expenses	8,446	13,574	14,839
Income taxes payable - current	240	1,129	229
Total current liabilities	59,222	62,390	61,232
Operating lease liability - long-term	7,848	4,179	6,821
Income taxes payable - long-term	3,099	3,325	3,326
Deferred income taxes	5,484	5,543	5,330
Deferred compensation	9,180	8,179	8,365
Total liabilities	84,833	83,616	85,074
Commitments and Contingencies (Notes 3, 9, 15, and 16)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,218,067 at January 30, 2022; 12,308,357 at January 31, 2021; and 12,312,822 at May 2, 2021	611	615	616
Capital contributed in excess of par value	42,890	43,323	43,807
Accumulated earnings	83,145	84,307	84,437
Accumulated other comprehensive income	88	117	146
Total shareholders' equity	126,734	128,362	129,006
Total liabilities and shareholders' equity	$211,567	211,978	214,080

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 30, 2022, AND JANUARY 30, 2022

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	January 30,	January 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,812	1,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,203	5,203
Amortization	417	350
Stock-based compensation	880	766
Deferred income taxes	199	3,878
Realized loss from the sale of short-term investments (Available for Sale)	28	6
Income from investment in unconsolidated joint venture	—	(31)
Foreign currency exchange loss	240	1,554
Changes in assets and liabilities:
Accounts receivable	(1,228)	(10,951)
Inventories	(17,046)	(9,067)
Other current assets	(571)	(709)
Other assets	(1,404)	(57)
Accounts payable – trade	3,865	19,615
Deferred revenue	(22)	(274)
Accrued expenses and deferred compensation	(5,130)	7,920
Income taxes	(612)	1,715
Net cash (used in) provided by operating activities	(12,369)	21,651
Cash flows from investing activities:
Capital expenditures	(5,288)	(4,320)
Proceeds from the sale of equipment	—	12
Investment in unconsolidated joint venture	—	(90)
Proceeds from the maturity of short-term investments (Held to Maturity)	3,953	3,450
Purchase of short-term and long-term investments (Held to Maturity)	(9,751)	(7,440)
Purchase of short-term investments (Available for Sale)	(4,392)	(5,036)
Proceeds from the sale of short-term investments (Available for Sale)	9,442	455
Proceeds from the sale of long-term investments (rabbi trust)	33	117
Purchase of long-term investments (rabbi trust)	(873)	(438)
Net cash used in investing activities	(6,876)	(13,290)
Cash flows from financing activities:
Payments associated with lines of credit	(3,000)	(30,772)
Proceeds associated with line of credit	3,000	—
Payment associated with Paycheck Protection Program Loan	—	(7,606)
Dividends paid	(4,104)	(3,937)
Common stock repurchased	(1,752)	—
Common stock surrendered for payment of withholding taxes payable	(50)	(25)
Payments of debt issuance costs	(110)	(15)
Net cash used in financing activities	(6,016)	(42,355)
Effect of exchange rate changes on cash and cash equivalents	32	191
Decrease in cash and cash equivalents	(25,229)	(33,803)
Cash and cash equivalents at beginning of period	37,009	69,790
Cash and cash equivalents at end of period	$11,780	35,987

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTHS ENDED JANUARY 30, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered for payment of withholding taxes payable	(3,025)	—	(50)	—	—	(50)
Immediately vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549
Net income	—	—	—	851	—	851
Stock-based compensation	—	—	435	—	—	435
Unrealized loss on investments	—	—	—	—	(9)	(9)
Immediately vested common stock award	6,426	—	—	—	—	—
Common stock repurchased	(73,002)	(3)	(1,026)	—	—	(1,029)
Dividends paid	—	—	—	(1,343)	—	(1,343)
Balance, October 31, 2021	12,209,710	$611	$42,719	$84,839	$285	$128,454
Net loss	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	171	—	—	171
Unrealized loss on investments	—	—	—	—	(197)	(197)
Immediately vested common stock award	8,357	—	—	—	—	—
Dividends paid	—	—	—	(1,405)	—	(1,405)
Balance, January 30, 2022	12,218,067	$611	$42,890	$83,145	$88	$126,734

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTHS ENDED JANUARY 31, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020 *	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
Net loss	—	—	—	(2,733)	—	(2,733)
Stock-based compensation	—	—	126	—	—	126
Unrealized gain on investments	—	—	—	—	69	69
Immediately vested common stock award	7,000	—	—	—	—	—
Dividends paid	—	—	—	(1,291)	—	(1,291)
Balance, August 2, 2020	12,291,946	$615	$42,708	$82,487	$59	$125,869
Net income	—	—	—	2,384	—	2,384
Stock-based compensation	—	—	348	—	—	348
Unrealized loss on investments	—	—	—	—	(33)	(33)
Immediately vested common stock award	5,193	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	8,019	—	—	—	—	—
Common stock surrendered for payment of withholding taxes payable	(2,135)	—	(25)	—	—	(25)
Dividends paid	—	—	—	(1,292)	—	(1,292)
Balance, November 1, 2020	12,303,023	$615	$43,031	$83,579	$26	$127,251
Net income	—	—	—	2,082	—	2,082
Stock-based compensation	—	—	292	—	—	292
Unrealized gain on investments	—	—	—	—	91	91
Immediately vested common stock award	4,562	—	—	—	—	—
Common stock issued in connection with vesting of performance-based restricted stock units	824	—	—	—	—	—
Common stock surrendered for payment of withholding taxes payable	(52)	—	—	—	—	—
Dividends paid	—	—	—	(1,354)	—	(1,354)
January 31, 2021	12,308,357	$615	$43,323	$84,307	$117	$128,362

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc., and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

The company’s nine-month periods ended January 30, 2022, and January 31, 2021, each represent 39-week periods.

2. Significant Accounting Policies

As of January 30, 2022, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2021.

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

The transactions associated with the supply and rebate agreements are accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. During the three-month and nine-month periods ending January 30, 2022, shipments pursuant to the supply agreement were $374,000 and $1.2 million, respectively. Pursuant to the rebate agreement, charges of $16,000 and $53,000 were included in net sales in the Consolidated Statements of Net Income (Loss) for the three-month and nine-month periods ended January 30, 2022.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three-month and nine-month periods ending January 30, 2022, and January 31, 2021, have been prepared as if this acquisition had occurred on May 4, 2020.

		Three Months Ended
(dollars in thousands, except per share data)	January 30, 2022		January 31, 2021
Net Sales	$80,291		$79,786
Income from operations	1,103		3,766
Net (loss) income	(289)		1,947
Net (loss) income per share - basic	$(0.02)		$0.16
Net (loss) income per share - diluted	$(0.02)		$0.16

		Nine Months Ended
(dollars in thousands, except per share data)	January 30, 2022		January 31, 2021
Net Sales	$237,899		$221,931
Income from operations	6,061		10,500
Net income	2,812		1,764
Net income per share - basic	$0.23		$0.14
Net income per share - diluted	$0.23		$0.14

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income of CIH as a separate line titled “income from investment in unconsolidated joint venture” in the accompanying Consolidated Statements of Net Income. Our 50% proportionate share of the net income of the unconsolidated joint venture was $31,000 for the nine-month period ending January 31, 2021.

The following table summarizes assets, liabilities, and members’ equity for our equity method investment in CIH:

(dollars in thousands)	January 31, 2021
total assets	$3,652
total liabilities	$205
total members’ equity	$3,447

As of January 31, 2021, our investment in unconsolidated joint venture totaled $1.7 million, which represented our 50% ownership interest in our investment in CIH.

4. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Beginning balance	$591	$472
Provision for bad debts	86	163
Write-offs, net of recoveries	(34)	$—
Ending balance	$643	$635

During the nine-month periods ended January 30, 2022, and January 31, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $643,000 and $635,000 as of January 30, 2022, and January 31, 2021, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which range from 15-60 days. Our customary terms are common within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of January 30, 2022, January 31, 2021, and May 2, 2021.

A summary of the activity associated with deferred revenue follows:

	Nine months ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Beginning balance	$540	$502
Revenue recognized on contract liabilities	(2,276)	(1,893)
Payments received for services not yet rendered	2,254	1,619
Ending balance	$518	$228

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$38,439	$39,400	$77,839
Services transferred over time	—	2,452	2,452
Total Net Sales	$38,439	$41,852	$80,291

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$122,380	$109,105	$231,485
Services transferred over time	—	6,414	6,414
Total Net Sales	$122,380	$115,519	$237,899

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$114,733	$99,489	$214,222
Services transferred over time	—	6,434	6,434
Total Net Sales	$114,733	$105,923	$220,656

6. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Raw materials	$12,964	$7,942	$7,742
Work-in-process	4,679	2,701	3,156
Finished goods	55,490	47,151	45,019
	$73,133	$57,794	$55,917

7. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Tradename	$540	$540	$540
Customer relationships, net	1,711	2,012	1,937
Non-compete agreement, net	471	546	527
	$2,722	$3,098	$3,004

Tradename

Our tradename totaling $540,000 as of January 30, 2022, pertained to Read, a separate reporting unit within the upholstery fabrics segment. Read’s tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore, is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of January 30, 2022, no indicators of impairment existed and therefore, no asset impairment charges associated with Read’s tradename were recorded through the third quarter of fiscal 2022.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Beginning balance	$1,937	$2,238
Amortization expense	(226)	(226)
Ending balance	$1,711	$2,012

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. Accumulated amortization for these customer relationships was $1.4 million, $1.1 million, and $1.2 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2022 - $75,000; FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000 and thereafter - $432,000.

The weighted average amortization period for our customer relationships was 5.9 as of January 30, 2022.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Beginning balance	$527	$602
Amortization expense	(56)	(56)
Ending balance	$471	$546

Our non-compete agreement is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. Accumulated amortization for our non-compete agreement was $1.5 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2022 - $19,000; FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000, and thereafter - $148,000.

The weighted average amortization period for the non-compete agreement was 6.3 years as of January 30, 2022.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Compensation, commissions, and related benefits	$3,426	$8,363	$9,816
Other accrued expenses	5,020	5,211	5,023
	$8,446	$13,574	$14,839

9. Lines of Credit

Revolving Credit Agreement – United States

Our Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provides a revolving loan commitment of $30 million, is set to expire on August 15, 2022, and allows us to issue letters of credit not to exceed $1 million.

Interest is charged at a rate (applicable interest rate of 1.71%, 1.72%, and 1.71% as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively) calculated using a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings are secured by a pledge of 65% of the common stock of Culp International Holdings Ltd. (our subsidiary located in the Cayman Islands).

There were $275,000 of outstanding letters of credit provided by the Credit Agreement as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. As of January 30, 2022, we had $725,000 remaining for the issuance of additional letters of credit.

There were no  borrowings outstanding under the Credit Agreement as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.3 million USD as of January 30, 2022). This agreement has an interest rate determined by the Chinese government at the time of borrowing and was renewed during the third quarter to extend the expiration date to November 15, 2022.

There were no  borrowings outstanding under this agreement as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

Denominated in United States Dollar (“USD”)

We have an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit up to $2 million USD and expires on August 30, 2022. The interest rate regarding this agreement is determined by the Chinese government at the time of the borrowing.

There were no   borrowings outstanding under this agreement as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 30, 2022, we complied with our financial covenants.

No interest payments were made during the nine-month period ending January 30, 2022. Interest paid during the nine-month period ending January 31, 2021, was $60,000.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on a range of factors, and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of January 30, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,531	N/A	N/A	$8,531
Growth Allocation Mutual Funds	444	N/A	N/A	444
Bond Mutual Funds	267	N/A	N/A	267
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Large Cap Equity Mutual Funds	74	N/A	N/A	74
Other	259	N/A	N/A	259

	Fair value measurements as of January 31, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,771	N/A	N/A	$7,771
Inflation Protected Bond Mutual Funds	2,893	N/A	N/A	2,893
Bond Mutual Funds	2,655	N/A	N/A	2,655
Growth Allocation Mutual Funds	299	N/A	N/A	299
Moderate Allocation Mutual Fund	80	N/A	N/A	80
Other	82	N/A	N/A	82

	Fair value measurements as of May 2, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,879	N/A	N/A	$7,879
Bond Mutual Funds	4,101	N/A	N/A	4,101
Inflation Protected Bond Mutual Funds	722	N/A	N/A	722
Mortgage Securities Mutual Fund	719	N/A	N/A	719
Growth Allocation Mutual Funds	339	N/A	N/A	339
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	111	N/A	N/A	111

Short-Term Investments – Available for Sale

Our short-term investments classified as available for sale consisted of several types of bond and equity mutual funds and had an accumulated unrealized loss totaling $2,000 as of January 30, 2022, and unrealized gains totaling $30,000 and $24,000 as of January 31, 2021, and May 2, 2021, respectively. Our short-term investments classified as available for sale were recorded at their fair values of $438,000, $5.5 million, and $5.5 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. As of January 30, 2022, January 31, 2021, and May 2, 2021, the fair value of our short-term investments classified as available for sale approximated their cost basis.

Short-Term and Long-Term Investments - Held-To-Maturity

Our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds with a weighted average remaining maturity of 2.3 years as of January 30, 2022. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent on our Consolidated Balance Sheets, based on the maturity date in relation to the end of the respective reporting period, and were recorded at amortized cost.

As of January 30, 2022, January 31, 2021, and May 2, 2021, our held-to-maturity investments recorded at amortized cost totaled $10.0 million, $10.3 million, and $4.3 million, respectively. The fair value of our held-to-maturity investments as of January 30, 2022, January 31, 2021, and May 2, 2021, totaled $9.8 million, $10.3 million, and $4.3 million, respectively.

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

Current Expected Credit Loses (“CECL”)- Available for Sale and Held-To-Maturity Investments

As of January 30, 2022, January 31, 2021, and May 2, 2021, we did not record an allowance for credit losses related to our short-term investments classified as available for sale or held-to-maturity investments, which are comprised of high-grade U.S. and foreign corporate bonds, U.S. Treasury bonds, and bond and equity mutual funds.

We determined that our credit loss exposure was immaterial as we have experienced historically low unrealized losses and gains during past reporting periods. In addition, it is not our intention to sell, and it is not likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis.

As of January 30, 2022, we reported an accumulated unrealized loss of $2,000 associated with our short-term investments classified as available for sale. As mentioned above, it is not our intention to sell nor is it likely that we will be required to sell, our held-to-maturity investments before the recovery of their amortized cost basis. Accordingly, we did not record any credit loss expense during the nine-month period ending January 30, 2022. In addition, we did not record any credit loss expense during the nine-month period ending January 31, 2021.

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

Our long-term investments associated with our rabbi trust are classified as available for sale and recorded at their fair values of $9.2 million, $8.2 million, and $8.4 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $90,000, $87,000, and $122,000 as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively. The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

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

The fair value of our right of use assets was based on our analysis of a recent appraisal of annual lease rates per square foot for industrial buildings that are similar in nature and within the same locale. We believe the annual lease rates per square foot presented in our recent appraisal represent significant observable inputs and therefore right of use assets were classified as level 2.

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

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the reporting period. Diluted net income (loss) per share uses the weighted-average number of shares outstanding during the reporting period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net income (loss) per share are as follows:

	Three months ended
(amounts in thousands)	January 30, 2022	January 31, 2021
Weighted average common shares outstanding, basic	12,212	12,305
Dilutive effect of stock-based compensation	—	64
Weighted average common shares outstanding, diluted	12,212	12,369

During the third quarter of fiscal 2022, 44,616 shares of unvested common stock were not included in the computation of diluted net loss per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the third quarter of fiscal 2022, 79,507 shares of unvested common stock were not included in the computation as we incurred a net loss during the reporting period.

During the third quarter of fiscal 2021, all unvested shares of common stock were included in the computation of diluted net income per share.

	Nine months ended
(amounts in thousands)	January 30, 2022	January 31, 2021
Weighted average common shares outstanding, basic	12,249	12,297
Dilutive effect of stock-based compensation	92	2
Weighted average common shares outstanding, diluted	12,341	12,299

During the nine-month periods ended January 30, 2022 and January 31, 2021, 11,711 and 9,136 shares, respectively, of unvested common stock were not included in the computation of diluted net income per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

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

Financial Information

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also included in segment assets its investment in an unconsolidated joint venture as of January 31, 2021 (see note 3 to the consolidated financial statements for further details). Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	January 30, 2022	January 31, 2021
net sales by segment:
mattress fabrics	$38,439	$38,600
upholstery fabrics	41,852	40,741
net sales	$80,291	$79,341
gross profit:
mattress fabrics	$3,164	$6,458
upholstery fabrics	5,946	7,414
gross profit	$9,110	$13,872
selling, general, and administrative expenses by segment:
mattress fabrics	$2,800	$3,161
upholstery fabrics	3,500	3,551
unallocated corporate expenses	1,707	3,123
selling, general, and administrative expenses	$8,007	$9,835
income (loss) from operations by segment:
mattress fabrics	$364	$3,297
upholstery fabrics	2,446	3,863
unallocated corporate expenses	(1,707)	(3,123)
income from operations	1,103	4,037
interest income	214	90
other expense	(322)	(1,010)
income before income taxes	$995	$3,117

	Nine months ended
	January 30, 2022	January 31, 2021
net sales by segment:
mattress fabrics	$122,380	$114,733
upholstery fabrics	115,519	105,923
net sales	$237,899	$220,656
gross profit by segment:
mattress fabrics	$16,106	$18,650
upholstery fabrics	16,230	19,385
gross profit	$32,336	$38,035
selling, general, and administrative expenses by segment:
mattress fabrics	$8,991	$9,125
upholstery fabrics	10,491	10,122
unallocated corporate expenses	6,793	8,350
selling, general, and administrative expenses	$26,275	$27,597
income (loss) from operations by segment:
mattress fabrics	$7,115	$9,525
upholstery fabrics	5,739	9,263
unallocated corporate expenses	(6,793)	(8,350)
income from operations	6,061	10,438
interest expense	—	(51)
interest income	347	208
other expense	(963)	(2,057)
income before income taxes	$5,445	$8,538

Balance sheet information for our operating segments follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Segment assets:
Mattress Fabrics:
Accounts receivable, net	$17,617	$17,722	$20,427
Inventory	39,544	30,326	30,047
Property, plant and equipment (1)	39,483	39,550	41,264
Right of use assets (2)	3,706	1,077	4,278
Investment in unconsolidated joint venture	—	1,723	—
Total mattress fabrics assets	100,350	90,398	96,016
Upholstery Fabrics:
Accounts receivable, net	21,381	18,675	17,299
Inventory	33,589	27,468	25,870
Property, plant and equipment (3)	2,448	1,953	1,925
Right of use assets (4)	8,727	3,519	5,945
Total upholstery fabrics assets	66,145	51,615	51,039
Total segment assets	166,495	142,013	147,055
Non-segment assets:
Cash and cash equivalents	11,780	35,987	37,009
Short-term investments - available for sale	438	5,548	5,542
Short-term investments - held-to-maturity	1,315	9,785	3,161
Current income taxes receivable	367	—	—
Other current assets	4,419	3,116	3,852
Deferred income taxes	500	640	545
Property, plant and equipment (5)	847	882	814
Right of use assets (6)	4,162	1,610	1,507
Intangible assets	2,722	3,098	3,004
Long-term investments - rabbi trust	9,223	8,232	8,415
Long-term investments - held-to-maturity	8,677	512	1,141
Other assets	622	555	2,035
Total assets	$211,567	$211,978	$214,080

	Nine months ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Capital expenditures (7):
Mattress Fabrics	$2,828	$3,886
Upholstery Fabrics	815	259
Unallocated Corporate	1,330	308
Total capital expenditures	$4,973	$4,453
Depreciation expense:
Mattress Fabrics	$4,613	$4,579
Upholstery Fabrics	590	624
Total depreciation expense	$5,203	$5,203
(1)

The $39.5 million as of January 30, 2022, represents property, plant, and equipment of $26.2 million, $12.5 million, and $796,000 located in the U.S., Canada, and Haiti, respectively. The $39.6 million as of January 31, 2021, represents property, plant, and equipment of $27.3 million and $12.3 million located in the U.S. and Canada, respectively.   The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

(2)

The $3.7 million as of January 30, 2022, represents right of use assets of $2.1 million, $1.3 million, and $352,000 located in Haiti, the U.S., and Canada, respectively.  The $1.1 million as of January 31, 2021, represents right of use assets of $632,000 and $445,000 located in the U.S. and Canada, respectively.  The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

(3)

The $2.4 million as of January 30, 2022, represents property, plant, and equipment of $1.1 million, $774,000 and $585,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of January 31, 2021, represents property, plant, and equipment of $1.1 million and $881,000 located in the U.S. and China, respectively. The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

(4)

The $8.7 million as of January 30, 2022, represents right of use assets of $4.1 million, $2.7 million, and $1.9 million located in China, Haiti, and the U.S., respectively.  The $3.5 million as of January 31, 2021, represents right of use assets of $2.4 million and $1.1 million located in China and the U.S., respectively.  The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

(5)

The $847,000, $882,000, and $814,000 as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $4.2 million, $1.6 million, and $1.5 million as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively, represent right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ending January 30, 2022, compared with income tax expense of $6.8 million, or 80.1% of income before income taxes, for the nine-month period ending January 31, 2021.

Our effective income tax rates for the nine-month periods ended January 30, 2022, and January 31, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the nine-month periods ended January 30, 2022, and January 31, 2021, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it is determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 30, 2022, and January 31, 2021:

	January 30,	January 31,
	2022	2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(26.9)	89.9
U.S. income tax law change - Global Intangible Low Taxed Income Tax ("GILTI")	37.4	(41.3)
Withholding taxes associated with foreign jurisdictions	9.8	7.5
Foreign income tax rate differential	5.1	8.9
Tax effects of deductible foreign exchange rate losses	(1.0)	(6.7)
Other	3.0	0.8
	48.4%	80.1%

Our effective income tax rates during the nine-month periods ended January 30, 2022, and January 31, 2021, were negatively affected by the mix of taxable income, as losses were incurred by our U.S. operations and all our taxable income was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. As a result, income tax expense incurred stems from taxable income from our foreign jurisdictions that exceeds our overall consolidated taxable income.

GILTI

Fiscal 2021

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). With the enactment of these final regulations, we became eligible for an exclusion from GILTI if we meet the provisions of the GILTI High-Tax exception included in these final regulations. To meet the provisions of the GILTI High-Tax exception, the tested foreign entity’s effective income tax rate related to current year’s earnings must be higher than 90% of the U.S. Federal income tax rate of 21% (i.e., 18.9%). In addition, the enactment of the new regulations and the provisions for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years.

Since we met the requirements for the GILTI High-Tax exception for our 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and the nine-month year-to-date periods of fiscal 2021.

We did not meet the GILTI High-Tax exception for fiscal 2021 regarding our operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with current year’s earnings. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which such charge was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

Fiscal 2022

As of the end of the third quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

Based on our assessment associated with our operation located in Canada, we expect that several significant capital projects will be placed into service during fiscal 2022, and therefore we will be eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is expected to be much lower than prior fiscal years,’ and therefore, our projected current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception.

Based on our assessment associated with our operations located in Haiti, we will have taxable income or losses that are not subject to income tax, as we are in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not expected to be subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed because of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue in fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more-likely-than-not that our U.S. net deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and the nine-month year-to-date period of fiscal 2021.

As of January 30, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021 as defined in Topic 740-10-30-22c. In addition, as of January 30, 2022, we are currently expecting U.S. taxable losses to continue in fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 30, 2022, January 31, 2021, and May 2, 2021, valuation allowances against our U.S. net deferred income taxes pertain to the following:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
U.S. federal and state net deferred income tax assets	$7,802	8,544	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$10,132	10,825	11,674

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred income tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of January 30, 2022, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will be repatriated to the U.S. parent company. As a result, as of January 30, 2022, January 31, 2021, and May 2, 2021, we recorded a deferred income tax liability of $3.6 million, $3.3 million, and $3.5 million, respectively, for withholding taxes associated with undistributed earnings and profits from our foreign subsidiaries.

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

As of January 30, 2022, January 31, 2021, and May 2, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. Of this $1.4 million total gross unrecognized income tax benefit, $1.1 million would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.4 million relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Income Taxes Paid (Refunded)

The following table sets forth taxes paid (refunded) by jurisdiction:

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,509)
United States Transition Tax Payment	266	227
China - Income Taxes	2,036	867
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	798
Canada - Income Taxes	256	809
	$3,045	$1,192

(1)

In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received refunds totaling $1.5 million in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

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

As of January 30, 2022, there were 462,590 shares available for future equity-based grants under the 2015 Plan.

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that are unvested as of January 30, 2022:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 22, 2021 (1)	122,477	—	$15.93	(5)	3 years
July 22, 2021 (2)	21,900	—	$14.75	(7)	3 years
July 18, 2019 (1)	93,653	2,421	$19.04	(6)	3 years
July 18, 2019 (2)	29,227	1,450	$18.49	(7)	3 years

(1)	Performance-based restricted stock units awarded to senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of January 30, 2022.

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

The following table summarizes information related to our performance-based restricted stock units that vested during the nine-month periods ending January 30, 2022, and January 31, 2021:

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

We recorded a credit to compensation expense totaling $40,000 and a charge to compensation of $127,000 within selling, general, and administrative expenses for the nine-month periods ending January 30, 2022, and January 31, 2021, respectively. Compensation cost is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation cost will not be recorded, and any previously recognized compensation cost will be reversed.

As of January 30, 2022, the remaining unrecognized compensation cost related to our performance-based restricted stock units was $11,000, which is expected to be recognized over a weighted average vesting period of 0.5 years. As of January 30, 2022, the performance-based restricted stock units that were expected to vest had a fair value totaling $4,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that are unvested as of January 30, 2022:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
July 22, 2021	37,991	$14.75	3 years
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $682,000 and $429,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ending January 30, 2022, and January 31, 2021, respectively.

As of January 30, 2022, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 1.8 years. As of January 30, 2022, the time-based restricted stock units that are expected to vest had a fair value totaling $1.9 million.

Common Stock Award

We granted a total of 8,357, 6,426, and 4,312 shares of common stock to our outside directors on January 3, 2022, October 1, 2021, and July 1, 2021, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $10.02, $13.03, and $16.24 per share on January 3, 2022, October 1, 2021. and July 1, 2021, respectively, which represents the closing price of our common stock on the date of grant.

We granted a total of 4,563, 5,193 and 7,000 shares of common stock to our outside directors on January 4, 2021, October 1, 2020, and July 1, 2020, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $15.34, $13.48, and $10.00 per share on January 4, 2021, October 1, 2020, and July 1, 2020, respectively, which represents the closing price of our common stock on the date of grant.

We recorded $238,000 and $210,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the nine-month periods ending January 30, 2022, and January 31, 2021, respectively.

15. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have noncancellable lease terms of one to ten years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of January 30, 2022, January 31, 2021, and May 2, 2021, are as follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Right of use assets	$16,595	$6,206	$11,730
Operating lease liability - current	3,295	2,273	2,736
Operating lease liability – noncurrent	7,848	4,179	6,821

Supplemental Cash Flow Information

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021
Operating lease liability payments	$2,249	$1,930
Right of use assets exchanged for lease liabilities	3,763	4,309

Operating lease expense for the three-month periods ended January 30, 2022, and January 31, 2021, was $1.0 million and $713,000, respectively. Operating lease expense for the nine-month periods ended January 30, 2022, and January 31, 2021, was $2.8 million and $2.1 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and nine-month periods ended January 30, 2022, and January 31, 2021.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2022, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2022	$740
2023	3,440
2024	3,045
2025	1,983
2026	493
Thereafter	1,868
$11,569
Less: interest	(426)
Present value of lease liabilities	$11,143

As of January 30, 2022, the weighted average remaining lease term and discount rate for our operating leases follows:

January 30, 2022
Weighted average lease term	4.6 years
Weighted average discount rate	1.77%

As of January 31, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

January 31, 2021
Weighted average lease term	3.3 years
Weighted average discount rate	2.39%

Lease Contracts

Culp Upholstery Fabrics – Haiti, Ltd.

Effective April 9, 2021, we entered into an agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti that is dedicated to the production of cut and sewn upholstery kits. The lease agreement has an initial non-cancelable lease term of eight years that commenced during December 2021 after the construction of the facility was completed, and at such time we obtained control of the facility based on the terms of the lease. The rent payments for the initial non-cancelable lease term totaled $2.8 million and was paid in advance of the commencement of the lease. As of January 30, 2022, the $2.8 million of rent payments were classified as right of use assets in the accompanying Consolidated Balance Sheets.

The initial non-cancelable term of the lease can be subsequently renewed and extended for successive eight-year periods by written communication as defined in the lease agreement.

High Point, NC – Design and Innovation Campus

Effective May 7, 2021, we entered into an agreement to lease showroom and office space encompassing 21,000 square feet located in downtown High Point, NC. This facility will advance synergies between our upholstery fabrics and mattress fabrics business segments by bringing our creative talent together to collaborate, develop new products through shared innovation and technology, and meet with new and existing customers. The lease agreement commenced during the second quarter of fiscal 2022, has an initial non-cancelable lease term of ten years, and requires lease payments totaling $2.2 million to be made in monthly installments that began on November 1, 2021.

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

16. Commitments, Contingencies, and Guarantees

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that these actions when ultimately concluded and settled, will not have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of January 30, 2022, January 31, 2021, and May 2, 2021, we had total amounts due regarding capital expenditures totaling $33,000, $240,000, and $348,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of January 30, 2022, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $812,000.

Discontinued Operations

Supply Agreement

In connection with the sale of our entire ownership interest in eLuxury, LLC (“eLuxury”) on March 31, 2020, we entered into a supply agreement with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabric products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft good products, subject to our ability to provide competitive pricing and delivery terms for such products. There are no guarantees or provisions under the supply agreement that requires eLuxury to purchase a minimum amount of our products.

On January 12, 2022, we entered into an agreement with eLuxury that extended this supply agreement from its original expiration date of March 31, 2022, to March 31, 2027.

During the nine-month periods ending January 30, 2022, and January 31, 2021, shipments to eLuxury under the supply agreement totaled $102,000 and $59,000, respectively.

Royalty Agreement

Also, in connection with the sale of our entire ownership interest in eLuxury noted above, we entered into a royalty agreement with eLuxury that required eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement. On January 12, 2022, we entered into an agreement with eLuxury that terminated this royalty agreement and required eLuxury to pay us a termination fee of $150,000.

During the three-month and nine-month periods ending January 30, 2022, and January 31, 2021, royalty payments received pursuant to the royalty agreement were immaterial.

Financial Guarantee

As of May 2, 2021, we had an agreement that guaranteed 70% of any unpaid lease payments associated with eLuxury’s facility located in Evansville, Indiana. The lease agreement expires during September 2024 and requires monthly payments of $18,865. In connection with the termination of the royalty agreement noted above, we were fully released from our guarantee associated with this lease.

17. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of January 30, 2022, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 30, 2022, the company’s statutory surplus reserve was $4.6 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.6 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

18. Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of shares purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the nine-month period ended January 30, 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of January 30, 2022, we had $3.2 million available for additional repurchases of our common stock.

During the nine-month period ended January 31, 2021, we did not repurchase any shares of our common stock.

19. Dividend Program

On March 2, 2022, our board of directors approved a quarterly cash dividend of $0.115 per share. This payment will be made on April 19, 2022, to shareholders of record as of April 11, 2022.

During the nine-month period ended January 30, 2022, dividend payments totaled $4.1 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine-month periods ended January 30, 2022, and January 31, 2021, both represent 39-week periods.

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

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC.  During the third quarter of fiscal 2022, we also commenced operation of a new leased facility in Haiti that is dedicated to production of cut and sewn upholstery kits. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Executive Summary

We evaluate the operating performance of our business segments based upon income (loss) from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales in each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses.

Results of Continuing Operations

	Three Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Net sales	$80,291	$79,341	1.2%
Gross profit	9,110	13,872	(34.3)%
Gross profit margin	11.3%	17.5%	(620)bp
Selling, general, and administrative expenses	8,007	9,835	(18.6)%
Income from operations	1,103	4,037	(72.7)%
Operating margin	1.4%	5.1%	(370)bp
Income before income taxes	995	3,117	(68.1)%
Income tax expense	1,284	899	42.8%
Net (loss) income	(289)	2,082	(113.9)%

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Net sales	$237,899	$220,656	7.8%
Gross profit	32,336	38,035	(15.0)%
Gross profit margin	13.6%	17.2%	(360)bp
Selling, general, and administrative expenses	26,275	27,597	(4.8)%
Income from operations	6,061	10,438	(41.9)%
Operating margin	2.5%	4.7%	(220)bp
Income before income taxes	5,445	8,538	(36.2)%
Income tax expense	2,633	6,836	(61.5)%
Net income	2,812	1,733	62.3%

Net Sales

Overall, our net sales for the third quarter of fiscal 2022 increased by 1.2% compared with the same period a year ago, with mattress fabrics sales decreasing 0.4% and upholstery fabrics sales increasing 2.7%. Our net sales for the first nine months of fiscal 2022 increased by 7.8%, compared with the same period a year ago, with mattress fabrics sales increasing 6.7% and upholstery fabrics sales increasing 9.1%. The first nine months of fiscal 2021 was negatively affected by the economic disruption caused by the COVID-19 pandemic during the first quarter.

The decrease in net sales for our mattress fabrics segment for the third quarter reflects significant weakness in mattress cover sales as our customers continued to work through their existing inventory levels, as well as customer delays in launching new products.  It also reflects the impact of the widespread resurgence of COVID-19 and inflationary pressures on consumer spending during the period, as well as weather disruptions at some of our facilities.  The decrease in net sales was partially offset by a price increase and freight surcharge that were effective during the quarter, as well as an additional selective price increase that took effect during the quarter, which together increased net sales for the division by approximately 6.2%.  The increase in net sales for our upholstery fabrics segment for the third quarter reflects solid demand for our products compared to the prior-year period, which was a very strong sales quarter. It also reflects a price increase and freight surcharge that were effective during the quarter, as well as an additional price increase that was implemented on new orders during the quarter and began to have a favorable impact in January, which together increased net sales for the division by approximately 3.6%.

The increases in net sales in both segments for the first nine months of fiscal 2022 reflect higher demand for both our mattress and residential upholstery fabric products primarily during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. The increases also reflect our ability to meet this higher demand and respond quickly to the needs of our customers through our flexible global platform and the support of our long-term supplier relationships.  The increase in net sales for the first nine months of fiscal 2022 was supplemented by price increases that were effective throughout the period for both divisions, as well as a surcharge that was implemented and effective during most of the second quarter for both divisions. The increase also reflects a selective price increase that was in effect during the third quarter for the mattress fabrics division, as well as a price increase that was implemented during the third quarter on new orders for the upholstery fabrics division.  Collectively, these pricing actions increased our consolidated net sales by approximately 3.5% for the nine-month period.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our income before income taxes for the third quarter of fiscal 2022 was $1.0 million, compared with $3.1 million for the prior-year period, while income before income taxes for the first nine months of fiscal 2022 was $5.4 million, compared with $8.5 million for the prior-year period.

Operating performance for the third quarter of fiscal 2022 was materially affected by operating inefficiencies within our mattress fabrics global platform due to an unfavorable product mix that affected our U.S. and Canadian operations.  This unfavorable mix mainly infers not maximizing production across all of our on-shore, near-shore, and off-shore locations. During the third quarter, the mattress fabrics division effectively serviced its committed demand from customers, but it was unbalanced with higher amounts of offshore production, which impacted efficiency and our ability to cover fixed costs in our North American operations. Operating performance for the third quarter was also affected by higher freight, raw material, and labor costs; ongoing labor challenges, including inefficiencies due to hiring and training new employees, particularly in our U.S. and Canadian mattress fabrics facilities, as well as record levels of COVID-19 absenteeism in January; unfavorable foreign exchange rate fluctuations associated with our upholstery fabrics operations in China; and start-up costs for the new Haiti facility for our upholstery fabrics segment.  Operating performance for the first nine months of fiscal 2022 was also materially pressured by the same factors, as well as unfavorable foreign exchange rate fluctuations associated with our mattress fabrics operation in Canada during the first six months of fiscal 2022, but partially offset by higher sales for the nine-month period, as compared with the same period a year ago.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ending January 30, 2022, compared with income tax expense of $6.8 million, or 80.1% of income before income taxes, for the prior-year period. Our effective income tax rates for the nine-month periods ending January 30, 2022, and January 31, 2021, were both negatively affected by the mix of taxable income, as losses were incurred by our U.S. operations and all our taxable income was earned by our foreign operations located in Canada and China, which have higher income tax rates than the U.S. As a result, the income tax expense incurred stems from taxable income from foreign jurisdictions that exceeds our consolidated taxable income.

Income tax expense during the nine-month period ending January 31, 2021, was also affected by a $4.1 million net income tax charge, which consisted of a $7.6 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.5 million non-cash income tax benefit that re-established certain U.S. federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017.

Refer to Note 13 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of January 30, 2022, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $22.2 million, compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $5.3 million of capital expenditures primarily related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and equipment associated with information technology, (ii) cash payments totaling $4.1 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, and (iv) net cash used in operating activities totaling $12.4 million.

Our net cash used in operating activities was $12.4 million during the first nine months of fiscal 2022, compared with net cash provided by operating activities of $21.7 million during the first nine months of fiscal 2021. This difference was mostly due to (i) a net increase in cash that was generated during the first nine months of fiscal 2021 due to a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which surge did not recur during the first nine months of fiscal 2022; (ii) an increase in inventory purchases to protect against supply chain disruption and support our valued customers, to get ahead of rising  raw material costs, and to strategically improve our in-stock position ahead of the Chinese New Year holiday; (iii) a decrease in accounts payable related to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.9 million in payments for the new building lease and start-up expenses associated our upholstery fabrics cut and sew operation located in Haiti; and (vi) an increase in income tax payments mostly related to U.S. Alternative Minimum Tax credit refunds totaling $1.5 million received during fiscal 2021 that did not recur during fiscal 2022;  partially offset by (vii) a decrease in accounts receivable related to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of January 30, 2022, there were no outstanding borrowings under our lines of credit.

Dividend Program

On March 2, 2022, our board of directors approved a quarterly cash dividend of $0.115 per share, or $0.46 per share on an annualized basis. This payment will be made on April 19, 2022, to shareholders of record as of April 11, 2022.

During the nine-month period ended January 30, 2022, dividend payments totaled $4.1 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payment ranging from $0.105 per share to $0.11 per share.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of share purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the nine-month period ended January 30, 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of January 30, 2022, we had $3.2 million available for additional repurchases of our common stock.

During the nine-month period ended January 30, 2021, we did not repurchase any shares of our common stock.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Net sales	$38,439	$38,600	(0.4)%
Gross profit	3,164	6,458	(51.0)%
Gross profit margin	8.2%	16.7%	(850)bp
Selling, general, and administrative expenses	2,800	3,161	(11.4)%
Income from operations	364	3,297	(89.0)%
Operating margin	0.9%	8.5%	(760)bp

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Net sales	$122,380	$114,733	6.7%
Gross profit	16,106	18,650	(13.6)%
Gross profit margin	13.2%	16.3%	(310)bp
Selling, general, and administrative expenses	8,991	9,125	(1.5)%
Income from operations	7,115	9,525	(25.3)%
Operating margin	5.8%	8.3%	(250)bp

Net Sales

Mattress fabrics sales decreased 0.4% in the third quarter of fiscal 2022, as compared to the prior-year period. Mattress fabrics sales increased 6.7% for the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, which was adversely affected during the first quarter by disruption from the COVID-19 pandemic.

The decrease in mattress fabrics net sales for the third quarter was primarily driven by significant weakness in mattress cover sales as our customers continued to work through their existing inventory levels, as well as customer delays in launching new products. It also reflects the impact of the widespread resurgence of COVID-19 and inflationary pressures on consumer spending during the period, as well as weather disruptions at some of our facilities. The decrease in net sales was partially offset by a price increase and freight surcharge that were effective during the quarter, as well as an additional selective price increase that was implemented and effective during the quarter, which together increased net sales for the division by approximately 6.2%.

During the quarter, we remained focused on our product innovation, design creativity, and personalized customer attention. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support the evolving needs of our mattress fabrics and cover customers throughout the quarter. While we experienced lower demand in our mattress cover business, we continue to believe our on-shore, near-shore, and off-shore supply chain strategy, as well as our fabric-to-cover model, remains a preferred platform for sewn mattress cover customers.

The increase in mattress fabrics net sales for the first nine months of fiscal 2022 reflects an increase in demand primarily during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. This sales increase was also supplemented by a price increase that was effective throughout the first nine months of fiscal 2022, as well as a surcharge that was implemented during the second quarter and an additional selective price increase that was implemented and in effect during the third quarter. These pricing actions increased net sales by approximately 4.5% for the first nine months of fiscal 2022.

Looking ahead, we are encouraged by our strong new placements and product development opportunities for fiscal 2023. However, some weakening in the domestic mattress industry may affect demand for our products and lead to additional temporary delays of new product rollouts. Additionally, the continued impact of the COVID-19 pandemic, as well as the impact of Russia’s invasion of Ukraine on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic or the evolving impact of the Russia-Ukraine war on our mattress fabrics segment; however, either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The decrease in mattress fabrics profitability during the third quarter, as compared to the prior-year period, was primarily due to operating inefficiencies within our global platform due to an unfavorable product mix affecting our U.S. and Canadian locations. This unfavorable mix mainly infers not maximizing production across all of our on-shore, near-shore, and off-shore locations.  During the third quarter, we effectively serviced its committed demand from our customers, but we were unbalanced with higher amounts of offshore production, which impacted efficiency and our ability to cover fixed costs in our North American operations. The decrease in profitability also reflects higher freight, raw material, and labor costs, as well as ongoing labor challenges, including inefficiencies due to hiring and training new employees in the U.S. and Canada and record levels of COVID-19 absenteeism during January. Mattress fabrics profitability for the first nine months of fiscal 2022 was pressured by the same factors that affected the third quarter, along with unfavorable foreign currency fluctuations in China and Canada during the first six months, partially offset by higher sales for the nine-month period, as compared with the same period a year ago.

Our previously implemented price increase and surcharge, as well as the selective price increase implemented during the third quarter, have helped offset a portion of the current inflationary pressures, and we are implementing additional targeted price increases during the fourth quarter. However, we expect the ongoing rise in labor, freight, and raw material costs to continue pressuring profitability over the near-term. We believe most of these headwinds are temporary and will be mitigated to some extent by the pricing actions we have taken, as well as our ongoing efforts to control our internal costs, improve efficiencies, and consider additional reasonable pricing actions to mitigate and manage inflation.

CLASS International Holdings, Ltd. (“CIH”)

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owned 50% of Class International Holdings, Ltd. (“CIH”). During the fourth quarter of fiscal 2021, Culp International acquired the remaining 50% ownership interest in CIH from its former joint venture partner, such that we are now the sole owner with full control of CIH. CIH produces cut and sewn mattress covers and is housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. We believe having sole ownership of this operation increases our capacity and enhances our flexibility by having near-shore capabilities that help us meet the needs of our mattress cover customers. See Note 3 of the consolidated financial statements for further details regarding this business combination.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and investment in unconsolidated joint venture.

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Accounts receivable	$17,617	$17,722	$20,427
Inventory	39,544	30,326	30,047
Property, plant & equipment	39,483	39,550	41,264
Right of use assets	3,706	1,077	4,278
Investment in unconsolidated joint venture	—	1,723	—
	$100,350	$90,398	$96,016

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 30, 2022, accounts receivable was comparable with January 31, 2021. This trend reflects comparable net sales levels of $38.4 million and $38.6 million during the third quarter of fiscal 2022 and the third quarter of fiscal 2021, respectively.

As of January 30, 2022, accounts receivable decreased by $2.8 million, or 13.8%, compared with May 2, 2021. This decrease reflects the decrease in net sales during the third quarter of fiscal 2022, as compared with the fourth quarter of fiscal 2021. Net sales were $38.4 million during the third quarter of fiscal 2022, a decrease of $4.5 million, or 10.5%, compared with net sales of $42.9 million during the fourth quarter of fiscal 2021. In addition, this decrease reflects improved cash collections during the third quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as customers are making payments based on normal credit terms, as opposed to extended terms previously granted in response to the COVID-19 pandemic.

Days’ sales outstanding was 42 days for the third quarter of fiscal 2022, compared with 42 days for the third quarter of fiscal 2021 and 43 days for the fourth quarter of fiscal 2021.

Inventory

As of January 30, 2022, inventory increased by $9.2 million, or 30.4%, compared with January 31, 2021. As of January 30, 2022, inventory increased by $9.5 million, or 31.6%, compared with May 2, 2021. These increases in inventory represent higher material costs, as well as increased inventory purchases (i) to protect against supply chain disruption and support our customers; and (ii) to strategically get ahead of anticipated increases in raw material costs.

Inventory turns were 3.7 for the third quarter of fiscal 2022, compared with 4.5 for the third quarter of fiscal 2021 and 4.2 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $39.5 million as of January 30, 2022, represents property, plant, and equipment of $26.2 million, $12.5 million, and $796,000 located in the U.S., Canada, and Haiti, respectively. The $39.6 million as of January 31, 2021, represents property, plant, and equipment of $27.3 million and $12.3 million located in the U.S. and Canada, respectively. The $41.3 million as of May 2, 2021, represents property, plant, and equipment of $28.4 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $3.7 million as of January 30, 2022, represents right of use assets of $2.1 million, $1.3 million, and $352,000 located Haiti, the U.S., and Canada, respectively.  The $1.1 million as of January 31, 2021, represents right of use assets of $632,000 and $445,000 located in the U.S. and Canada, respectively. The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

As of January 30, 2022, and May 2, 2021, right of use assets have increased significantly from January 31, 2021. This increase primarily represents (i) $2.5 million that related to building leases acquired from CIH during the fourth quarter of fiscal 2021; and (ii) $879,000 that related to the renewal and amendment of a building lease located in the U.S. associated with our mattress cover operation during the fourth quarter of fiscal 2021; partially offset by (iii) rent expense associated with executed lease agreements.

Investment in Unconsolidated Joint Venture

As of January 31, 2021, our investment in unconsolidated joint venture represented our 50% ownership in CIH and was accounted for under the equity method in accordance with ASC Topic 823. Accordingly, the carrying value of our investment in CIH was reported as a single line item in the Consolidated Balance Sheets titled “Investment in unconsolidated joint venture”. Effective February 1, 2021, we entered into an agreement with our former joint venture partner to acquire the remaining 50% interest in CIH. Pursuant to this transaction, we are now the sole owner with full control over CIH. Accordingly, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated. Furthermore, the equity method will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH.

See Note 3 to the consolidated financial statements for further details regarding this business combination.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 30, 2022		January 31, 2021		% Change
Non-U.S. Produced	$39,286	94%	$38,639	95%	1.7%
U.S. Produced	2,566	6%	2,102	5%	22.1%
Total	$41,852	100%	$40,741	100%	2.7%

	Nine Months Ended
(dollars in thousands)	January 30, 2022		January 31, 2021		% Change
Non-U.S. Produced	$108,814	94%	$99,345	94%	9.5%
U.S. Produced	6,705	6%	6,578	6%	1.9%
Total	$115,519	100%	$105,923	100%	9.1%

Upholstery fabrics sales increased 2.7% in the third quarter of fiscal 2022 compared to the prior-year period. Upholstery fabric sales increased 9.1% for the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, which was adversely affected during the first quarter by disruption from the COVID-19 pandemic.

The increase in net sales for our upholstery fabrics segment for the third quarter reflects solid demand for our products compared to the prior-year period, which was a very strong sales quarter. It also reflects a price increase and freight surcharge that were effective during the quarter, as well as an additional price increase that was implemented on new orders and began to have a favorable impact during the latter part of the quarter, which together increased net sales for the division by approximately 3.6%.

Our residential business benefitted during the third quarter from our robust platform in Asia, our stable, long-term supplier relationships, and the success of our product innovation strategy, including the continued popularity of our LiveSmart® portfolio of products. Our hospitality business continued to recover from pandemic-related impacts, with higher sales in both our hospitality/contract fabric business and our Read business. We also began production at our new facility in Haiti during the third quarter, which expands our capacity for cut and sewn upholstery kits. Although the ramp up for this facility has taken longer than expected due to travel restrictions that delayed our training timeline, we commenced product shipments in January, and we expect to increase production at this facility over the upcoming months.

The increase in upholstery fabrics net sales for the first nine months of fiscal 2022 reflects a significant increase in demand for our residential upholstery business during the first quarter, as compared to the first quarter of fiscal 2021. The increase was partially offset by lower sales in our residential business during the second quarter, primarily due to COVID-19-related shutdowns of our sourcing partners and customers in Vietnam and customers’ supply chain constraints for non-fabric components, as well as lower sales for Read in our hospitality business during the first six months of fiscal 2022. The increase in net sales for the first nine months of fiscal 2022 also reflects a price increase that was effective throughout the period on products sold in the U.S. to help offset unfavorable foreign currency exchange rate fluctuations associated with our operations in China, as well as a freight surcharge implemented during the second quarter and an additional price increase implemented on new orders beginning in the third quarter. Together, these price increases and freight surcharge accounted for approximately 2.4% of net sales for the first nine months of fiscal 2022.

Looking ahead, we expect that current near-term headwinds, including customer supply chain constraints and labor availability in our U.S. operations, may pressure our business during the fourth quarter of fiscal 2022. We also expect a slowdown in new business for the residential home furnishings industry, as compared to the peak experienced during the post-COVID stay-at-home surge, which may temper the level of sales growth for our residential fabric products. Despite these challenges, we remain encouraged by generally favorable demand trends. We believe our product-driven strategy and innovative product offerings, as well as our flexible Asian platform, our long-term supplier relationships, and our expanded capacity in Haiti, will support our business as we navigate these headwinds.

Notably, the ongoing economic and health effects of the COVID-19 pandemic, as well as the impact of Russia’s invasion of Ukraine, including its effect on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact, but we note that if conditions worsen in either of these situations, the impact on our suppliers, consumers, and/or the global economy could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Gross profit	5,946	7,414	(19.8)%
Gross profit margin	14.2%	18.2%	(400)bp
Selling, general, and administrative expenses	3,500	3,551	(1.4)%
Income from operations	2,446	3,863	(36.7)%
Operating margin	5.8%	9.5%	(370)bp

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	Change
Gross profit	16,230	19,385	(16.3)%
Gross profit margin	14.0%	18.3%	(430)bp
Selling, general, and administrative expenses	10,491	10,122	3.6%
Income from operations	5,739	9,263	(38.0)%
Operating margin	5.0%	8.7%	(370)bp

The decrease in upholstery fabrics profitability for the third quarter and the first nine months of fiscal 2022, as compared to the comparable prior-year periods, primarily reflects higher freight and material costs, start-up costs for our new Haiti cut and sew facility, unfavorable foreign currency fluctuations associated with our operations in China, and a lower contribution from our Read business. For the nine-month period, it also reflects higher selling, general, and administrative expenses. The increase in selling, general, and administrative expenses during the first nine months of fiscal 2022 is mostly due to higher salary, marketing, and design expenses, partially offset by lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets.

Looking ahead, we expect current inflationary pressures, as well as labor availability in our U.S operations and ongoing China foreign exchange rate fluctuations, may continue to temporarily pressure our profitability over the near-term. We also expect profitability will be affected over the near-term by additional employee training costs and operating inefficiencies at our new Haiti cut and sew facility as we increase our labor force in order to ramp up production to meet customer demand. Our price increase and freight surcharge implemented during the first and second quarters of fiscal 2022, respectively, have helped offset foreign currency exchange rate fluctuations and rising freight costs to some extent, as intended, and we also implemented an additional price increase on new orders during the third quarter. This additional price increase began to have a favorable impact on operating performance during the latter part of the quarter, and we expect to benefit from the realization of this additional pricing action on new orders placed during the fourth quarter.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
Accounts receivable	$21,381	$18,675	$17,299
Inventory	33,589	27,468	25,870
Property, plant & equipment	2,448	1,953	1,925
Right of use assets	8,727	3,519	5,945
	$66,145	$51,615	$51,039

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 30, 2022, accounts receivable increased by $2.7 million, or 14.5%, compared with January 31, 2021. This increase reflects the modest increase in net sales during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021. In addition, the increase in accounts receivable represents slower cash collections during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, due mostly to an increase in net sales to certain international customers that have longer payment terms.

As of January 30, 2022, accounts receivable increased by $4.1 million, or 23.6%, as compared with May 2, 2021. This increase reflects the increase in net sales during the third quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales were $41.9 million during the third quarter of fiscal 2022, an increase of $5.7 million, or 15.8%, compared with net sales of $36.1 million during the fourth quarter of fiscal 2021. The increase in net sales during the third quarter of fiscal 2022, as compared to the fourth quarter of fiscal 2021, reflects our customers earlier build-up of inventory in anticipation of plant shutdowns associated with the Chinese New Year holiday. The timing of this holiday occurred earlier in fiscal 2022 than in fiscal 2021, causing more of our customers’ ramp up in inventory to occur near the end of the third quarter, rather than the beginning of the fourth quarter (as was the case in fiscal 2021). In addition, the increase in accounts receivable represents slower cash collections during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, due mostly to an increase in net sales to certain international customers that have longer payment terms.

Days’ sales outstanding was 45 days during the third quarter of fiscal 2022, compared with 41 days during the third quarter of fiscal 2021 and 42 days during the fourth quarter of fiscal 2021.

Inventory

As of January 30, 2022, inventory increased by $6.1 million, or 22.3%, compared with January 31, 2021. As of January 30, 2022, inventory increased by $7.7 million, or 29.8%, compared with May 2, 2021. These increases in inventory represent higher material costs, as well as increased inventory purchases (i) to protect against supply chain disruption and support our customers; (ii) to strategically get ahead of anticipated increases in raw material costs; and (iii) to strategically improve our inventory position to support expected customer demand ahead of the upcoming Chinese New Year holiday.

Inventory turns were 3.8 for the third quarter of fiscal 2022, compared with 4.7 for the third quarter of fiscal 2021 and 4.6 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

The $2.4 million as of January 30, 2022, represents property, plant, and equipment of $1.1 million, $774,000, and $585,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of January 31, 2021, represents property, plant, and equipment of $1.1 million and $881,000 located in the U.S. and China, respectively. The $1.9 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $850,000 located in the U.S. and China, respectively.

Property, plant, and equipment amounts are comparable for the periods presented as capital expenditures have been made commensurate with depreciation expense.

Right of Use Assets

The $8.7 million as of January 30, 2022, represents right of use assets of $4.1 million, $2.7 million, and $1.9 million located in China, Haiti, and the U.S., respectively. The $3.5 million as of January 31, 2021, represents right of use assets of $2.4 million and $1.1 million located in China and the U.S., respectively. The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

As of January 30, 2022, the increase in right of use assets compared with May 2, 2021, mostly represents the commencement of our agreement to lease a 90,000 square foot facility located in a modern industrial park on the northeastern border of Haiti. This facility is dedicated to the productions of cut and sewn upholstery kits. The lease agreement commenced during the third quarter of fiscal 2022, has an initial non-cancelable lease term of eight years, and required rent payments totaling $2.8 million that were paid in advance of the commencement of the lease (See Note 15 to the consolidated financial statements for further details regarding this lease agreement).

As of January 30, 2022, the increase in the right of use assets compared with January 31, 2021, mostly represents (i) the commencement of our new building lease located in Haiti noted above, and (ii) renewal of certain building leases associated with our operations located in China, partially offset by (iii) rent expense associated with executed lease agreements.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	% Change
SG&A expenses	$8,007	$9,835	(18.6)%
Interest income	214	90	137.8%
Other expense	322	1,010	(68.1)%

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021	% Change
SG&A expenses	$26,275	$27,597	(4.8)%
Interest expense	—	51	(100.0)%
Interest income	347	208	66.8%
Other expense	963	2,057	(53.2)%

Selling, General, and Administrative Expenses

The decreases in selling, general, and administrative expenses during the third quarter and nine-month period of fiscal 2022, as compared with the same periods a year ago, were mostly due to lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets, partially offset by higher salary, marketing, and design expenses associated with our upholstery fabrics segment.

Interest Expense

During the first nine months of fiscal 2022, we did not incur any interest expense, as we did not have any borrowings outstanding during such time.

During the first nine months of fiscal 2021, interest expense was attributable to interest paid on amounts borrowed during the fourth quarter of fiscal 2020 in connection with the economic uncertainty and disruption associated with the COVID-19 global pandemic. During the fourth quarter of fiscal 2020, we borrowed $30.8 million under our lines of credit and applied for and received a $7.6 million loan under the SBA’s Paycheck Protection Program. The total amount of these borrowings was repaid during the first quarter of fiscal 2021.

Interest Income

Interest income mostly reflects investment income earned on our current investments of excess cash held in (i) money market funds, (ii) bond, other fixed income, and equity-related mutual funds, and (iii) investment-grade U.S. corporate, foreign, and government bonds, as well as (iv) investment income on a money market fund and equity-related mutual fund investments associated with our rabbi trust that funds our deferred compensation plan.

Other Expense

In accordance with ASC Topic 830 Foreign Currency Matters, management assesses certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The decreases in other expense during the three-month and nine-month periods of fiscal 2022 compared with the three-month and nine-month periods of fiscal 2021 were due mostly to more favorable foreign exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the three-month and nine-month periods of fiscal 2022, we reported foreign exchange rate losses associated with our operations located in China of $108,000 and $268,000, respectively. During the three-month and nine-month periods of fiscal 2021, we reported foreign exchange rate losses associated with our operations located in China of $787,000 and $1.5 million, respectively.

In addition, the $268,000 and $1.5 million foreign exchange losses for the nine-month periods of fiscal 2022 and 2021, respectively, were partially offset by income tax benefits totaling $171,000 and $1.3 million for the nine-month periods of fiscal 2022 and 2021, respectively. These income tax benefits were associated with income tax deductible foreign exchange rate losses based on more unfavorable foreign exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate losses incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are income tax deductible as we incur income tax expense and pay income taxes in China’s local currency.

See the Income Taxes – Effective Income Tax Rate & Income Tax Expense section below for further details on the income tax effects of the foreign exchange rate losses associated with our China operations on our consolidated effective income tax rate for the nine-month periods ending January 30, 2022, and January 31, 2021, respectively.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ending January 30, 2022, compared with income tax expense of $6.8 million, or 80.1% of income before income taxes, for the nine-month period ending January 31, 2021.

Our effective income tax rates for the nine-month periods ended January 30, 2022, and January 31, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the nine-month periods ended January 30, 2022, and January 31, 2021, we were subject to a loss limitation rule in accordance with ASC Topic 740-270-30-36(a). This loss limitation rule requires any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it is determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 30, 2022, and January 31, 2021:

	Nine Months Ended
	January 30, 2022	January 31, 2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(26.9)	89.9
U.S. income tax law change - Global Intangible Low Taxed Income Tax ("GILTI")	37.4	(41.3)
Withholding taxes associated with foreign jurisdictions	9.8	7.5
Foreign income tax rate differential	5.1	8.9
Tax effects of deductible foreign exchange rate losses	(1.0)	(6.7)
Other	3.0	0.8
	48.4%	80.1%

Our effective income tax rates during the nine-month periods ended January 30, 2022, and January 31, 2021, were negatively affected by the mix of taxable income, as losses were incurred by our U.S. operations and all our taxable income was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. As a result, income tax expense incurred stems from taxable income from our foreign jurisdictions that exceeds our overall consolidated taxable income.

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

Since we met the requirements for the GILTI High-Tax exception for our 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.5 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.5 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded in the first quarter and the nine-month year-to-date period of fiscal 2021.

We did not meet the GILTI High-Tax exception for fiscal 2021 regarding our operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with current year’s earnings. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which such charge was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

Fiscal 2022

As of the end of the third quarter of fiscal 2022, we believe we will not meet the requirements for the GILTI High-Tax exception regarding our foreign subsidiaries located in Canada and Haiti, and therefore, will be subject to GILTI tax for the 2022 fiscal year.

Based on our assessment associated with our operation located in Canada, we expect that several significant capital projects will be placed into service during fiscal 2022, and therefore we will be eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is expected to be much lower than prior fiscal years, and therefore, our projected current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception.

Based on our assessment associated with our operations located in Haiti, we will have taxable income or losses that are not subject to income tax, as we are in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not expected to be subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed because of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during our last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue in fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more-likely-than-not that our U.S. net deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter and the nine-month year-to-date period of fiscal 2021.

As of January 30, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 and 2021 as defined in Topic 740-10-30-22c. In addition, as of January 30, 2022, we are currently expecting U.S. taxable losses to continue into fiscal 2022. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 30, 2022, January 31, 2021, and May 2, 2021, valuation allowances against our U.S. net deferred income taxes pertain to the following:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
U.S. federal and state net deferred income tax assets	$7,802	8,544	9,344
U.S. capital loss carryforward	2,330	2,281	2,330
	$10,132	10,825	11,674

Undistributed Earnings

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

Uncertain Income Tax Positions

Refer to Note 13 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of January 30, 2022, January 31, 2021, and May 2, 2021, respectively.

Income Taxes Paid (Refunded)

The following table sets forth taxes paid (refunded) by jurisdiction:

	Nine Months Ended
(dollars in thousands)	January 30, 2022	January 31, 2021
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,509)
United States Transition Tax Payment	266	227
China - Income Taxes	2,036	867
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	798
Canada - Income Taxes	256	809
	$3,045	$1,192

(1) In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received refunds totaling $1.5 million in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $3.5 million for fiscal 2022, compared with $3.0 million for fiscal 2021. The increase mostly represents U.S. AMT credit refunds totaling $1.5 million that were received during fiscal 2021 that will not recur during fiscal 2022. This increase is expected to be partially offset by a significant decrease in income tax payments associated with our Canadian operation resulting from several significant capital projects that will be placed into service during fiscal 2022 that will be eligible for a significant amount of deductible accelerated depreciation. Our estimated cash income tax payments for fiscal 2022 are management’s current projections only and can be affected over the year by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar, and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2022 due to: (i) the immediate expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents, short-term investments (available for sale), cash flow from operations, and amounts available under our revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $11.8 million and short-term investments (available for sale) of $438,000 as of January 30, 2022, cash flow from operations, and the current availability ($38 million) under our revolving credit lines will be sufficient to fund our foreseeable business needs and our contractual obligations.

As of January 30, 2022, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $22.2 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $5.3 million of capital expenditures primarily related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and equipment associated with information technology, (ii) cash payments totaling $4.1 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, and (iv) net cash used in operating activities totaling $12.4 million.

Our net cash used in operating activities was $12.4 million during the first nine months of fiscal 2022, compared with net cash provided by operating activities of $21.7 million during the first nine months of fiscal 2021. This difference was mostly due to (i) a net increase in cash that was generated during the first nine months of fiscal 2021 due to a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which surge did not recur during the first nine-months of fiscal 2022; (ii) an increase in inventory purchases to protect against supply chain disruption and support our valued customers, to get ahead of rising  raw material costs, and to strategically improve our in-stock position ahead of the Chinese New Year holiday; (iii) a decrease in accounts payable related to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.9 million in payments for the new building lease and start-up expenses associated our upholstery fabrics cut and sew operation located in Haiti; and (vi) an increase in income tax payments mostly related to U.S. Alternative Minimum Tax credit refunds totaling $1.5 million received during fiscal 2021 that did not recur during fiscal 2022;  partially offset by (vii) a decrease in accounts receivable related to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of January 30, 2022, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affects our liquidity. See the section titled “Income Taxes Paid” of this Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION section for further details.

Our cash and cash equivalents and short-term investments (available for sale) balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including the Russian-Ukraine war), and (v) the continuing uncertainty of the COVID-19 global pandemic. These factors could cause delays in receipt of payment on accounts receivable and could increase inventory purchases to protect against supply chain disruptions and inflation.

By Geographic Area

A summary of our cash and investments by geographic area follows:

(dollars in thousands)	January 30, 2022	January 31, 2021	May 2, 2021
United States	$12,351	$44,510	$34,465
China	8,838	5,758	10,635
Canada	454	1,555	1,525
Haiti	557	—	220
Cayman Islands	10	9	8
	$22,210	$51,832	$46,853

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of share purchases will be based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the nine-month period ended January 30, 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of January 30, 2022, we had $3.2 million available for additional repurchases of our common stock.

During the nine-month period ended January 30, 2021, we did not repurchase any shares of our common stock.

Dividend Program

On March 2, 2022, our board of directors approved a quarterly cash dividend of $0.115 per share, or $0.46 per share on an annualized basis. This payment will be made on April 19, 2022, to shareholders of record as of April 11, 2022.

During the nine-month period ended January 30, 2022, dividend payments totaled $4.1 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During the nine-month period ended January 31, 2021, dividend payments totaled $3.9 million, which represented quarterly dividend payment ranging from $0.105 per share to $0.11 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $64.9 million as of January 30, 2022, compared with $48.8 million as of January 31, 2021, and $50.2 million as of May 2, 2021. Operating working capital turnover was 6.0 during the third quarter of fiscal 2022, compared with 5.5 during the third quarter of fiscal 2021, and 6.4 during the fourth quarter of fiscal 2021.

Accounts Receivable

Accounts receivable were $39.0 million as of January 30, 2022, an increase of $2.6 million, or 7.1%, compared with $36.4 million as of January 31, 2021. This trend reflects comparable net sales levels of $80.3 million and $79.3 million during the third quarter of fiscal 2022 and third quarter of fiscal 2021, respectively. In addition, the increase in accounts receivable represents slower cash collections during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, due mostly to an increase in net sales to certain upholstery fabric international customers that have longer payment terms.

Accounts receivable were $39.0 million as of January 30, 2022, an increase of $1.3 million, or 3.4%, compared with $37.7 million as of May 2, 2021. This trend reflects comparable net sales levels of $80.3 million and $79.1 million during the third quarter of fiscal 2022 and fourth quarter of fiscal 2021, respectively. In addition, the increase in accounts receivable represents slower cash collections during the third quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, due mostly to an increase in net sales to certain upholstery fabric international customers that have longer payment terms.

Days’ sales outstanding was 44 days for the third quarter of fiscal 2022, compared with 42 days for the third quarter of fiscal 2021, and 43 days for the fourth quarter of fiscal 2021.

Inventory

Inventory was $73.1 million as of January 30, 2022, an increase $15.3 million, or 26.5%, compared with $57.8 million as of January 31, 2021. In addition, inventory increased $17.2 million, or 30.8%, compared with $55.9 million as of May 2, 2021. These increases in inventory represent higher material costs, as well as increased inventory purchases (i) to protect against supply chain disruption and support our customers; (ii) to strategically get ahead of anticipated increases in raw material costs; and (iii) to strategically improve our inventory position to support expected customer demand ahead of the upcoming Chinese New Year holiday.

Inventory turns were 4.0 for the third quarter of fiscal 2022, compared with 4.7 for the third quarter of fiscal 2021 and 4.8 for the fourth quarter of fiscal 2021.

Accounts Payable-Trade

Accounts payable- trade was $46.7 million as of January 30, 2022, an increase of $1.7 million, or 3.9%, compared with $44.9 million as of January 31, 2021. In addition, accounts payable- trade increased $4.2 million, or 9.8%, compared with $42.5 million as of May 2, 2021. The increase in accounts payable-trade reflects the increase in inventory purchases noted above that were partially offset by a decrease related to our return to normal credit terms with our vendors as opposed to the extended terms previously granted in response to the COVID-19 pandemic.

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

As of January 30, 2022, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 30, 2022, we complied with these financial covenants.

Refer to Note 9 of the consolidated financial statements for further details of our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $5.3 million during the first nine-months of fiscal 2022, compared with $4.3 million for the same period a year ago. During fiscal 2022, capital expenditures mostly related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC. and equipment associated with information technology. During fiscal 2021, capital expenditures mostly related to machinery and equipment associated with our mattress fabrics segment.

Depreciation expense was $5.2 million during each of the first nine-month periods of fiscal 2022 and fiscal 2021. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For fiscal 2022, we are projecting cash capital expenditures to be in the range of $6.8 million to $7.0 million. The estimated capital expenditures primarily relate to the mattress fabrics segment. For fiscal 2022, we are projecting depreciation expense to be approximately $7.0 million, also primarily related to the mattress fabrics segment. These are management’s current expectations only, and changes in our business and the unknown duration and financial impact of the COVID-19 global pandemic could cause changes in plans for capital expenditures and expectations related to depreciation expense. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of January 30, 2022, we had total amounts due regarding capital expenditures totaling $33,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $33,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 30, 2022, we had open purchase commitments for the acquisition of equipment for our mattress fabrics segment totaling $812,000.

Critical Accounting Policies and Recent Accounting Developments

As of January 30, 2022, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2021.

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

Our U.S. revolving credit agreement requires interest to be charged at a rate (applicable interest rate of 1.71% as of January 30, 2022) calculated using a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the U.S. revolving credit agreement. As of January 30, 2022, there were no outstanding borrowings under our U.S. revolving credit agreement. Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of January 30, 2022, there were no outstanding borrowings under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of January 30, 2022, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of January 30, 2022, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended January 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 30, 2022. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 1A.	Risk Factors

There have not been any material changes to our risk factors during the three months ended January 30, 2022. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2021, for the fiscal year ended May 2, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
November 1, 2021 to December 5, 2021	—	$-	—	$3,248,094
December 6, 2021 to January 2, 2022	—	$-	—	$3,248,094
January 3, 2022 to January 30, 2022	—	$-	—	$3,248,094
Total	—	$-	—	$3,248,094

(1)	In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

II-1

Item 6.Exhibits

The following exhibits are submitted as part of this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: March 11, 2022	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-3