Form 10-K
period 2022-05-01
CULP INC
filed 2022-07-15
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐
Smaller Reporting Company	☒	Emerging Growth Company	☐

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

As of July 13, 2022, 12,248,382 shares of common stock were outstanding.  As of October 31, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $154,828,758 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

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

Overview

Culp manufactures, sources, and markets mattress fabrics and sewn covers used for covering mattresses and foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in the production of upholstered furniture. The company competes in a business driven by fashion and product performance, and we strive to differentiate ourselves by placing a sustained focus on product innovation and creativity. In addition, we place great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. Our operations are classified into two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating, as well as window treatment products and installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2022, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and Ouanaminthe, Haiti. We also source fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey, with substantially all of these products made specifically for Culp and created by Culp designers. In addition, we operate distribution centers in North Carolina, Canada, China, and Haiti to facilitate distribution of our fabric products, with additional distribution capabilities through strategic relationships in China and Vietnam.

Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased. This trend is related primarily to the upholstery fabrics segment, where substantially all of our sales now consist of fabrics produced in Asia. The mattress fabrics business remains primarily based in North America.

Total net sales in fiscal 2022 were $294.8 million. The mattress fabrics segment had net sales of $152.2 million (52% of total net sales), and the upholstery fabrics segment had net sales of $142.6 million (48% of total net sales).

Our overall sales declined 1.6% during fiscal 2022, as compared to the prior year, with mattress fabric sales decreasing 3.5% and upholstery fabric sales increasing 0.4%. This decline was driven primarily by the significant drop in sales for both businesses during the fourth quarter of fiscal 2022, which was mostly due to COVID-related shutdowns that affected our China operations, weakness in domestic mattress industry sales, and, to a lesser extent, a slowdown in new business for the residential home furnishings industry. The decline in overall sales for the year was partially offset by certain pricing and freight surcharge actions that were implemented at differing times during the year.

Overall, Culp faced a difficult business environment during fiscal 2022. Despite these challenges, our associates around the world continued to persevere and deliver exceptional services to our customers. Both the mattress fabrics segment and upholstery fabrics segment have continued to execute our product-driven strategy, and our company’s global manufacturing and sourcing capabilities, flexible supply chain, and focus on innovation have helped us meet the evolving needs of our customers. We have also continued to diversify our platform and expand our capacity with our new upholstery cut and sew operation in Haiti, which commenced operations during the third quarter of fiscal 2022. In addition, we enhanced our focus on design creativity and innovation with the launch of our new innovation campus in High Point, North Carolina, during the first quarter of fiscal 2022.

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

In response to the initial outbreak of the COVID-19 pandemic, we took steps to help safeguard the health of our employees, customers, and the communities we serve, including implementing detailed cleaning and disinfecting processes at our facilities, instituting temperature checks, adhering to social distancing and mask protocols, suspending non-essential travel, restricting visitors, providing remote work opportunities where possible, and offering on-site vaccination clinics to our employees, their families, and the general public. We have continued to monitor and update these procedures, in accordance with Centers for Disease Control (“CDC”) recommendations and other local laws and regulatory authorities, throughout the pandemic. During the fourth quarter of fiscal 2020, we also implemented several measures to preserve liquidity and reduce costs in response to the significant disruption and economic uncertainty, including making workforce adjustments to align with demand, implementing temporary salary reductions, eliminating the cash compensation paid to our board of directors, and proactively drawing down funds under our credit facilities to increase financial flexibility, among other measures.

During the first quarter of fiscal 2021, following a better-than-expected increase in demand as customers and retail stores began to reopen, we returned substantially all of our previously furloughed workers to meet this surge in demand. We also repaid all outstanding borrowings previously drawn under our credit facilities, ended temporary salary reductions, and restored the cash compensation paid to our board of directors. For the remainder of fiscal 2021, our sales recovered from the COVID-19 disruption with strong growth, driven by increased demand in the bedding industry and the residential home furnishings industry, combined with our ability to service this surge in demand through our global platform. We made several investments during the year that provided expanded capacity in our mattress fabrics business, including purchasing additional knit machines, completing construction of a second building for our Haiti sewn mattress cover operation, and acquiring the remaining fifty percent ownership interest in our Haiti sewn mattress cover platform from our joint venture partner. We also announced an additional expansion of our Haiti facilities to include a third building that would produce cut and sewn upholstery kits, primarily to support demand for an existing customer of the upholstery fabrics segment. Together, the actions taken during the fourth quarter of fiscal 2020 and beyond helped us mitigate the initial financial impact of lower industry demand and shutdowns as a result of the COVID-19 pandemic and ensure that we were well-positioned to meet the needs of our customers as retail stores reopened and consumer demand for residential home furnishings surged during fiscal 2021.

While the COVID-19 pandemic continued to spread throughout the world during fiscal 2021, we did not experience additional shutdowns of our operations, or any material shutdowns of the operations of our suppliers, during the remainder of the year, following the initial shutdowns from the fourth quarter of fiscal 2020. However, during fiscal 2022, our upholstery fabrics business was materially affected by COVID-19 related shutdowns of our sourcing partners and customers in Vietnam throughout most of the second quarter, and our operations in China were shut down during the last month of the fourth quarter of fiscal 2022, which prevented us from shipping goods in both our residential upholstery fabrics business and our sewn mattress cover business. In addition to these shutdowns, COVID-19 disruption affected our business during fiscal 2022, as well as the business of our customers and suppliers, due to employee absenteeism and labor shortages, pandemic-related effects on the availability and pricing of freight and raw material costs, and pandemic-related constraints on our customers’ capacity due to supply chain disruption for non-fabric components.

We continue to monitor and actively manage the impact of the COVID-19 crisis on our operations. The ongoing duration of the disruption and the effect it will have on our financial operations in the near and long term remain unknown and depend on factors beyond our knowledge or control. The need for any future actions in response to the COVID-19 pandemic largely depends on the spread of the virus, including new variants, in the jurisdictions in which our business, our suppliers, and our customers operate, along with the effectiveness and availability of vaccines; the status of government restrictions, directives and guidelines; the availability of workers and conditions for maintaining employee safety; global supply chain conditions; overall economic conditions and consumer confidence; the financial health of our customers, suppliers, and distribution channels; and consumer demand for our products, all of which are highly uncertain. As a result, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our business.

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

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2022		Fiscal 2021		Fiscal 2020
Mattress Fabrics	$152.2	52%	$157.7	53%	$131.4	51%
Upholstery Fabrics
Non-U.S.-Produced	133.2	45%	133.0	44%	113.6	44%
U.S.-Produced	9.4	3%	9.0	3%	11.1	4%
Total Upholstery	142.6	48%	142.0	47%	124.8	49%
Total company	$294.8	100%	$299.7	100%	$256.2	100%

Additional financial information about our operating segments can be found in Note 18 of the consolidated financial statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada. The division also sources products internally from Culp China, which is operated by our upholstery fabrics division, as well as from a supplier in Turkey, based on our own designs and production schedule. Additionally, Culp Home Fashions has a mattress cover facility in Haiti (which is now a wholly-owned operation following the fiscal 2021 fourth-quarter acquisition of the remaining fifty percent ownership interest from its former joint venture partner), and also utilizes our Culp China platform for the production of sewn mattress covers. Knitted fabrics are produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is produced solely at the St. Jerome facility. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities offer finished goods distribution capabilities, and the Stokesdale plant houses the division offices.

Culp Home Fashions had capital expenditures totaling $69 million during the past ten years, with especially high spending levels from fiscal 2015 through fiscal 2018. These expenditures provided for increased knit machine capacity, faster and more efficient weaving machines, and the capital required for commencement of our Haiti sewn mattress cover operation, while also allowing us to maintain our leading-edge technology through modernization and expansion projects. These capital expenditures also provided high technology finishing equipment for woven and knitted fabric and an enhanced U.S. platform for warehousing and distribution, along with a Canadian platform that now provides completely finished woven and knitted fabric.

Our sewn mattress cover operation, established during fiscal 2013, has a manufacturing plant in High Point, North Carolina. This facility is leased by the company, and its operation involves a limited capital investment in equipment. In fiscal 2017, in response to continued growth in mattress cover demand, we entered into a joint venture with a third-party mattress cover provider to construct a second leased location for our mattress cover operations in Haiti, and that joint-venture facility began production of mattress covers for our business during the second quarter of fiscal 2018. We completed a 40,000-square foot expansion of this Haiti facility during the second quarter of fiscal 2021 to increase capacity, and during the fourth quarter of fiscal 2021, we acquired the remaining fifty percent ownership interest in this Haiti mattress cover business from our previous joint venture partner, giving us full control over the operation. We expect this strategic acquisition will enhance our ability to effectively manage our global cut and sew platform by further expanding our capacity and improving our flexibility to meet customer demand from this near-shore operation. As noted above, we also utilize our Culp China platform, operated by our upholstery fabrics division, to manufacture sewn mattress covers and to source additional sewn covers from third-party suppliers in Asia. These three manufacturing locations in North Carolina, Haiti, and

China give us an on-shore, near-shore, and off-shore supply chain strategy that allows us greater flexibility in meeting demand for mattress covers from bedding producers.

During the past five years, we completed several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing. In fiscal 2019, we continued these initiatives by consolidating our weaving operations to one facility, our plant in Quebec, Canada, and expanding production of our sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market. Additionally, we continued to expand our design capabilities in fiscal 2019, launching new software and a library system for cataloguing our products to drive marketing and enhance innovation. In fiscal 2020, we further enhanced our design and innovation platform by establishing a dedicated innovation team to develop and offer the latest technologies and forward-looking products, expanding our creative team to complement our innovation strategy, and releasing a new digital library, design simulations, and 3D image rendering capabilities to showcase our designs and marketing tools. We were able to leverage these new technologies during the COVID-19 pandemic, in the face of travel restrictions and cancelled tradeshows, to continue showcasing our products and support our customers through virtual design collaboration. In fiscal 2021, we invested in additional knit machines and other equipment to expand fabric capacity in North America. We also enhanced our digital project management platform, which allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising. In fiscal 2022, we expanded our leading-edge technology at our Canadian manufacturing facility with the addition of a sectional warper and lamination line.

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

Sales increased significantly in fiscal 2021, as compared to fiscal 2020, which was materially affected by the COVID-19 disruption. This increase in sales was driven by the consumer focus on the home environment and overall comfort, combined with our ability to service this demand through our global platform. For fiscal 2022, sales declined compared to the prior year primarily due to industry weakness in domestic mattress industry sales, especially during the fourth quarter, along with some disruption from COVID-related shutdowns. This industry softness was driven by slowing retail demand, which we believe was mostly caused by inflationary pressures affecting consumer spending.

Despite the challenging macro-economic conditions during fiscal 2022, we maintained a continued focus on our product-driven strategy, with an emphasis on innovation, design creativity, quality, and personalized customer service. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support the evolving needs of our mattress fabric and cover customers throughout the year. While we experienced lower demand in our mattress cover business, particularly during the second half of the year, we believe our on-shore, near-shore, and off-shore supply chain strategy, as well as our fabric-to-cover model, remains a preferred platform for sewn mattress cover customers. We believe the success of our mattress fabrics segment over the long term is due to our focus on these foundational values and strategic initiatives that allow us to meet changing customer demands.

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

The upholstery fabrics segment currently operates two manufacturing facilities in Shanghai, China. We market cut and sewn fabric kits produced in these locations, as well as a variety of upholstery fabrics and cut and sewn kits sourced from third party producers, mostly in China and Vietnam. Our China facilities in Shanghai include production of cut and sewn kits made to specifications of furniture manufacturing customers using sourced fabrics, as well as design, finishing, warehousing, quality control, and inspection operations. During the third quarter of fiscal 2022, we also commenced operation of a new facility in Haiti dedicated to the production of cut and sewn fabric kits, and we continued to ramp up production at this facility during the fourth quarter. This facility primarily supports demand for an existing upholstery fabrics customer. We continue to expand our marketing efforts to sell our upholstery fabrics products in countries other than the U.S., including the Chinese local market. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our facility in Knoxville, Tennessee.

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

After increasing in the two prior years, sales declined in fiscal 2020 due to the severe disruption from the COVID-19 pandemic during the fourth quarter. In fiscal 2021, our sales recovered with strong growth, driven by increased industry demand in our residential business, as well as the benefits of product innovation and opportunities with new and existing customers.  This growth was partially offset by lower sales for our hospitality business, which remained under pressure due to pandemic-related disruptions affecting the travel and leisure industries. During fiscal 2022, sales increased slightly by 0.4%, reflecting generally solid demand for residential upholstery products for the first nine months of the year, offset by a significant drop in residential sales during the fourth quarter due to COVID-related shutdowns of our facilities in China throughout the month of April and, to a lesser extent, a slowdown in new business for the residential home furnishings industry during the fourth quarter. The increase in net sales during fiscal 2022 also reflects the impact of certain pricing and freight surcharge actions that were implemented at varying time during the year.

Throughout fiscal 2022, we maintained our sustained focus on product innovation, and our highly durable, stain resistant LiveSmart® performance fabrics, as well as our LiveSmart Evolve® performance plus sustainability fabrics, remained popular with both existing and new residential furniture customers. Our hospitality business continued to recover from pandemic-related impacts, with higher sales in our hospitality/contract fabric business and our Read business during the second half of the year.

We believe the success of our upholstery fabrics segment over the longer term is due largely to a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand. Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from nearly every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences. In recent years, we have implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market. One result of these efforts was the acquisition of Read Window Products at the end of fiscal 2018, representing a significant expansion of our production capabilities in the hospitality market, along with the addition of window treatment installation services.

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

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations. During fiscal 2022, the bedding industry experienced weakness in domestic mattress industry sales, particularly during the second half of the year, due primarily to inflationary pressures affecting consumer spending, especially for mattress products in the low to mid-range price points. These pressures are expected to continue affecting the bedding industry during fiscal 2023.

Until recently, the U.S. bedding industry has largely remained a North American-based business, with limited competition from imports. This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition. Imports of bedding into the U.S. had been increasing gradually, but this trend significantly accelerated in fiscal 2018 and 2019, especially for lower-priced bedding. China accounted for the largest share of the imported units during these years, but the level of mattress imports entering the U.S. from China began to substantially decline beginning in the fourth quarter of fiscal 2019 in connection with punitive anti-dumping duties imposed by the U.S. Department of Commerce. However, the level of mattress imports from other countries, including Vietnam, Cambodia, Indonesia, Thailand, and Turkey, among others, significantly increased during fiscal 2020 as imports from China declined. The result of the increase in imports during this period, and continuing into fiscal 2021, was a decline in sales for the major U.S. bedding manufacturers, which affected major suppliers to those manufacturers, including Culp.

As a result of the continued significant influx of low-priced imports that moved from China to other countries, the U.S. Department of Commerce imposed anti-dumping duties against seven countries, including Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, during fiscal 2021. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the second half of fiscal 2021 and continuing into fiscal 2022.

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

Overview of Residential and Commercial Furniture Industry

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to variations in the general economy, including current inflationary pressures affecting consumer spending, the continued economic impact of the COVID-19 pandemic, and other geopolitical events. Because purchases of furniture and bedding products are discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings.

Sales of residential and commercial furniture are affected by variations in the global economy, including economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects. These market conditions, as well as the pace of recovery from these conditions, have been uneven in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses. During fiscal 2021, disruption relating to the COVID-19 pandemic positively affected sales trends, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing comfort within the home environment. This sales trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022. Together, these trends have caused a slowdown in new business for the residential home furnishings industry that is expected to continue during fiscal 2023.

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

Additionally, with the ongoing global trade dispute between the U.S. and China, including the imposition of tariffs during fiscal 2019 and the possibility for additional tariffs on China imports, some of our customers began altering their supply chains away from China in late fiscal 2019. While this trend continued in fiscal 2020, fiscal 2021, and fiscal 2022, we believe Asia remains a preferred location for sourcing of components, including fabric.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 52% of our total net sales for fiscal 2022, compared with 53% for fiscal 2021.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 48% of our sales for fiscal 2022, compared with 47% of for fiscal 2021. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $14.00 per yard.

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

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in North Carolina (Stokesdale and High Point), one in St. Jerome, Quebec, Canada, and one in Ouanaminthe, Haiti.  Over the past ten fiscal years, we made capital expenditures of approximately $69 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

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

Upholstery Fabrics Segment

The upholstery fabrics segment currently operates two manufacturing facilities in China. During the third quarter of fiscal 2022, we also commenced operation of a new facility in Haiti that is dedicated to the production of cut and sewn upholstery fabric kits.  Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our Read Window Products facility in Knoxville, Tennessee.

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

Our new upholstery fabrics operation in Haiti primarily supports demand for an existing upholstery fabrics customer. This facility uses sourced fabrics to produce cut and sewn kits designed to be placed on specific furniture frames designated by the customer.

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

In order to enhance our design and innovation creativity and advance the synergies between our mattress fabrics and upholstery fabrics segments, we launched a new innovation campus in downtown High Point, North Carolina, during fiscal 2022. This space combines our design, innovation, and sales teams for both businesses into a shared location to support collaboration across divisions and pull our top creative talent together to develop new products and technologies based on the latest consumer trends.

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

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. We also have distribution capabilities in Vietnam. In addition to “make to order” distribution, an inventory of select fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” We also have distribution capabilities for our “Culp Express” program to local customers in Canada through our mattress fabrics distribution facility in Quebec, Canada. Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly from our manufacturing facility in Knoxville, Tennessee to the job installation site.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs. The mattress fabrics segment purchases primarily synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, glue adhesives, laminates, dyes, and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.

The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials. During fiscal 2022, some of our outside suppliers faced extended delays and increased costs for raw materials, as well as COVID-19-related disruption that affected production. Our use of outside suppliers to source materials to produce mattress fabric and sewn covers makes the mattress fabrics segment vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Upholstery Fabrics Segment

The upholstery fabrics segment generally does not purchase raw materials directly, but raw materials, particularly synthetic yarns (polyester, acrylic, rayon, and polypropylene) and dyes, are important to our suppliers of finished and unfinished fabrics. Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our raw material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. During fiscal 2021, our raw material costs were mostly flat or slightly down during the first three quarters, as compared to the prior year, but they began to escalate during the fourth quarter primarily due to rising oil prices, a higher demand environment, and labor shortages. These pressures continued during fiscal 2022, with further increases in raw material costs, particularly during the second half of the year, due to the continued rise in oil prices and a higher demand environment.

Seasonality

Overall, demand for our products generally depends upon consumer demand for furniture and bedding products, which reflects sensitivity to overall economic conditions, including consumer confidence, unemployment rates, and housing market conditions. During the fourth quarter of fiscal 2020 and continuing into the first quarter of fiscal 2021, the bedding and furniture industries, including manufacturers and retail stores, were adversely affected by closures/restricted operations, supply chain disruption, and economic uncertainty due to the COVID-19 global pandemic. For the remainder of fiscal 2021, disruption relating to the COVID-19 pandemic positively affected sales trends, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing overall comfort within the home environment. However, this sales trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. Inflationary pressures also affected consumer spending during the second half of fiscal 2022. These impacts are not reflective of any seasonal trends in the bedding or furniture industries and are not an indicator that seasonal trends are changing for our business segments.

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter. However, these seasonality trends relate more to in-store retail sales, whereas the growth in online sales, which began prior to the COVID-19 pandemic and increased during the pandemic, appear to be somewhat less seasonal.

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

Competition

Competition for our products is high and is based primarily on price, design, quality, product performance, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric and mattress cover competitors are BekaertDeslee Textiles (fabric and mattress cover producer), Global Textile Alliance (fabric and mattress cover producer), and several smaller companies producing knitted fabrics, sewn covers, and other fabric, including companies in China supplying fabric and cover products to sub-contract manufacturers in the U.S. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics by replacing potential sales of our products to those customers.

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

Environmental and Other Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and federal and state environmental laws, as well as similar laws governing our manufacturing facilities in China, Canada, and Haiti. We periodically review our compliance with these laws and regulations in an attempt to minimize the risk of violations.

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

Human Capital

Our Employees

As of the end of fiscal 2022, we employed 1,582 people, an increase of 152 employees as compared to the end of the prior fiscal year.  The mattress fabrics segments employed 945 people at fiscal year-end, a decrease of 48 employees, while the upholstery segment employed 603 people, an increase of 202 employees from the prior year. The increase in the number of employees in the upholstery fabrics segment in fiscal 2022, as compared to the prior year, was associated with opening of our new upholstery cut and sew facility in Haiti. The remaining employees comprise the company’s shared services functions. Approximately 537 employees work in the United States, and 1,045 are employed in international locations. We employ the vast majority of our employees on a full-time basis.

The hourly employees at our manufacturing facility in Canada (approximately 10% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2023. We are not aware of any efforts to organize any more of our employees, and we believe our employee relations are very good with both our unionized and non-unionized workforce. Our companywide annual employee turnover rate was approximately 25% during the past fiscal year.

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

We strive to maintain a welcoming and inclusive workplace. Discrimination on the basis of race, ethnicity, sex, age, religion, national origin, sexual orientation, gender, gender identity, genetic information, disability, veteran status, or other status protected by law, as well as sexual harassment or harassment of any kind, are not tolerated in our workplaces. Employees have multiple avenues available to report inappropriate behavior, including a dedicated “HR Connection” phone line. All reports of inappropriate behavior are promptly investigated and appropriate action is taken to prevent their recurrence. We also prohibit retaliation against individuals who, in good faith, report any violation of company policies, including unlawful discrimination or harassment.

Along with our mission statement and values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as conflicts of interest, fair dealing, protecting confidential information, appropriate use of company assets, compliance with laws (including, without limitation, anti-corruption and antitrust laws), workplace safety and environmental stewardship, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, ethical, and responsible manner, and also provides direction for reporting complaints in the event of alleged violations of our policies. Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited.

We also conduct regular training programs with our management and employee leaders to inform and refresh their knowledge about company policies and procedures pertaining to employment and human capital.

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

For example, the “CULPgrow” program was launched in 2021 to provide employees with skills assessment and education assistance, such as GED, ESOL (English to Speakers of Other Languages), and computer literacy programs. The purpose of CULPgrow is to provide a workplace where every employee has the key resources they need to grow, develop, and reach their career goals. The program focuses on identifying the skills and goals of each employee, as well as ways the company can invest in their future and provide tools and resources that support their career advancement. It also provides resources such as financial educational assistance, as well as mentorship opportunities where employees can be matched with a company mentor and guided through pathways for success within the company.

Additionally, in fiscal 2022, the company held its first company-wide global giving initiative, with a program called “Share the Love.” The program involved employees in each of our geographic locations choosing a charitable endeavor to support, based on their knowledge of local cultural considerations and areas of need. For example, our U.S. and Canadian locations held food drives for donations to local food banks, while Culp China’s facilities contributed to help cancer patients. Employees in Haiti made blankets in-house using Culp fabric and then donated them to a local orphanage and the local fire department.

Other examples of employee engagement initiatives include:

•	Monthly wellness sessions on various health-related topics, including a week of programs devoted to mental health during fiscal 2022
•	Meetings and video chats with senior management
•	The CulpVets program, which provides special recognition to military veterans
•	Employee awards and recognition programs

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

Early in the COVID-19 pandemic, comprehensive protocols were developed and followed to allow our manufacturing plants to reopen safely after mandatory shutdowns. When COVID-19 vaccines became available, we hosted vaccination clinics at several of our manufacturing facilities, providing access to vaccines not only for our employees, but also for their families and members of the local communities. Additional safety and health programs are planned for the future.

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include leading bedding manufacturers such as Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), Casper, Corsicana, Nectar, and Ashley Furniture. Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 11% of the company’s overall sales in fiscal 2022. These sales include sales to customers who are also subcontractors for Serta Simmons Holdings, LLC. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Kuka, La-Z-Boy (La-Z-Boy Residential and England), Southern Furniture Industries (Fusion and Southern Motion), Sudair, and Violino. Major customers for the company’s fabrics for commercial furniture include HNI Corporation and Travel + Lesiure Co. (f/k/a Wyndham Destinations). Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 13% of the company’s consolidated sales in fiscal 2022.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2022		Fiscal 2021		Fiscal 2020
United States	$204,454	69.3%	$217,473	72.6%	$189,073	73.8%
North America (Excluding USA) (1)	39,256	13.3%	32,925	11.0%	27,637	10.8%
Far East and Asia(2)	43,015	14.6%	43,764	14.6%	36,470	14.2%
All other areas	8,114	2.8%	5,558	1.9%	2,986	1.2%
Subtotal (International)	$90,385	30.7%	$82,247	27.4%	$67,093	26.2%
Total	$294,839	100.0%	$299,720	100.0%	$256,166	100.0%

(1)	Of this amount, $33.5 million, $27.2 million, and $21.7 million are attributable to shipments to Mexico in fiscal 2022, 2021, and 2020, respectively.
(2)	Of this amount $26.9 million, $28.1 million, and $21.4 million are attributable to shipments to China in fiscal 2022, 2021, and 2020, respectively.

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

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On May 1, 2022, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 6, 2022, was $15.7 million, compared with $17.2 million as of the end of fiscal 2021 (for confirmed shipping dates prior to June 7, 2021).

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

ITEM 1A.  RISK FACTORS

Our business is subject to a variety of risks and uncertainties. In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations, financial condition, or future prospects. The risks described below should be carefully considered, together with other information provided in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements, including the related notes. The risks discussed below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may materially adversely affect our business, financial condition, or results of operations in future periods.

Macroeconomic, Market, and Strategic Risks

The global COVID-19 pandemic has significantly and adversely affected, and may continue to adversely affect, our business, financial position, results of operations, and cash flows.

The global spread of COVID-19 has negatively affected the global and U.S. economy, severely disrupted global supply chains, and created significant volatility and disruption in financial markets, all of which have negatively affected, and continue to negatively affect, the bedding and home furnishings industries, our customers and suppliers, and our business. Many countries, including the countries in which we operate, as well as state and local governmental authorities, have taken various actions to mitigate the spread of COVID-19, including mandated closures of businesses, stay-at-home orders, quarantine and isolation requirements, travel restrictions, border closings, restrictions on public gatherings, social distancing measures, occupancy limits, and other safety measures. While a number of these restrictions have been lifted as conditions have improved, they have adversely affected, and could continue to adversely affect, our business, results of operations, financial position, and cash flows.

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

While the COVID-19 pandemic continued to spread throughout the world during fiscal 2021, we did not experience additional closures of any of our operations, or any material closures of the operations of our suppliers, during the remainder of the fiscal year, following the initial shutdowns from the fourth quarter of fiscal 2020. However, during fiscal 2022, our upholstery fabrics business was materially affected by COVID-19 related shutdowns of our sourcing partners and customers in Vietnam throughout most of the second quarter, and our operations in China were shut down during the last month of the fourth quarter of fiscal 2022, which prevented us from shipping goods in both our residential upholstery fabrics business and our sewn mattress cover business. In addition to these shutdowns, COVID-19 disruption affected our business during fiscal 2022, as well as the business of our customers and suppliers, due to employee absenteeism and labor shortages, pandemic-related effects on the availability and pricing of freight and raw material costs, and pandemic-related constraints on our customers’ capacity due to supply chain disruption for non-fabric components.

The ongoing COVID-19 pandemic, including additional surges in the number of cases, and any additional preventative or protective actions that governmental authorities or we may take in response to the pandemic, may continue to have an adverse effect on our business or the business of our customers, suppliers, or distribution channels, including additional business shutdowns, reduced operations, restrictions on shipping or installing products, reduced consumer demand, reduced availability and/or higher pricing of materials, or the ability of our customers to make payments. In addition, responding to the ongoing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize the health and safety of our employees and customers, cause us to reduce, delay, alter, or abandon strategic initiatives that may otherwise increase our long-term value, and otherwise continue to disrupt our business operations. Also, while we believe the employee safety measures we have implemented or others we may take in the future are temporary, they may continue until after the pandemic is contained and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related to internal controls and cybersecurity, and risks relating to employee willingness to work. Furthermore, these safety measures may not be successful in preventing the spread of the virus among our employees, and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any of these claims, even if without merit, could result in costly litigation or further divert management's attention and resources.

The impact of the COVID-19 pandemic continues to evolve and depends on factors beyond our knowledge or control, including the duration and severity of the outbreak; actions taken to contain its spread and mitigate the public health and economic effects; vaccine availability and effectiveness within the markets in which we operate; the impact on global supply chain conditions; employee absenteeism and labor shortages; and the short- and long-term disruption to the global economy, consumer confidence, demand for home furnishings products, unemployment, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic on our business or on our future financial or operational results; however, the disruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows over time. Furthermore, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A – Risk Factors, any of which could have a material adverse effect on our operations.

In addition, if in the future there is an outbreak of another highly infectious disease or other health concern or epidemic, we may be subject to similar risks as those currently posed by COVID-19.

Continued economic and industry uncertainty could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to cyclical variations in the general economy, including the current and evolving negative economic impact of rising fuel prices, inflation, the Russia-Ukraine war, and the COVID-19 pandemic. Because purchases of furniture and bedding products may be considered discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for discretionary items, including home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business. While we saw an adverse impact from some of these measures due to the COVID-19 pandemic at the end of fiscal 2020 and the beginning of fiscal 2021, we experienced increased demand in our mattress fabrics segment and in the residential side of our upholstery fabrics segment for most of fiscal 2021, driven by greater consumer focus on the home environment and more discretionary spending being allocated to home furnishings in the face of travel restrictions and other pandemic-related factors. However, this trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022. We are unable to predict how long these trends will last, or to what extent the COVID-19 pandemic may affect the economic and purchasing cycle for home furnishing products (and therefore affect demand for our products) over the short and long term.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share, which would likely result in a loss or decrease our future sales and earnings. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, shipping, energy, foreign currency fluctuations, or labor in the form of price increases, which puts downward pressure on our profit margins. Also, the wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

Our operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, terrorism, and the effects of climate change, any one of which could adversely affect our business and results of operations.

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism. In addition, the effects of climate change and actions taken to combat climate change could exacerbate these risks, including by increasing the likelihood and severity of extreme weather events. Any of these risks, including without limitation civil unrest in Haiti, could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels, which could make servicing our customers more difficult and could reduce our sales, earnings, or both in the future.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has imposed certain tariffs on imports from various countries, including China, where a significant amount of our products is produced. In the future, the U.S.

Government may consider imposing additional tariffs or extending the timeline for continuation of existing tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

In addition to tariffs, the U.S. government considers other proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations, require us to source materials from different regions, or increase prices to customers, which could adversely affect sales. Any significant change in U.S. policy related to imported products could have a material adverse effect on our business and financial results.

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, which we believe has already occurred, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. Also, if supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, and if illegal transshipments are not monitored and enforcement is not effective to limit them, these shipments could have a material adverse effect on the company’s business, financial condition, results of operations or cash flows. During fiscal 2020, the U.S. mattress industry was affected by continued disruption relating to low-priced mattress imports that moved from China to other countries, which affected demand for our products. As a result, the U.S. Department of Commerce imposed anti-dumping duties on mattress imports from seven of these countries during fiscal 2021. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the second half of fiscal 2021 and continuing into fiscal 2022. However, despite the imposition of these duties, supply chains could move out of the affected countries to other countries without anti-dumping duties and continue supplying low-priced imports in violation of U.S. trade laws, or there may be a potential risk of illegal transshipments of mattress products from these countries to avoid paying the higher duties, which could negatively affect our business.

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We rely significantly on operations in distant locations, especially China. In addition we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment continues to decline. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, tariffs, shipping rates, potential political unrest and instability, pandemic-related closure rules, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China could have a negative impact on our sales of products produced in those places. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could have a negative impact on our ultimate financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics from a limited number of strategic suppliers in China, and we operate two upholstery manufacturing facilities and three warehouse facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, environmental regulations, foreign currency exchange rates, the labor market, property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China. The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties, tariffs, or restrictions on Chinese imports, may adversely affect our business, and geo-political pressures associated with the COVID-19 pandemic may continue to introduce additional uncertainty, including with respect to tariffs and freight. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

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

The company has long-lived assets, primarily consisting of property, plant and equipment, goodwill, and other intangible assets.  ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Goodwill and other intangible assets must be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

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

As a result of our impairment assessment conducted during the third quarter of fiscal 2020 and our annual impairment assessment conducted during the fourth quarter of fiscal 2020, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during the fiscal 2020 year. Of the total $33.9 million asset impairment charges, $27.2 million and $6.7 million pertained to goodwill and tradenames, respectively. Due to the asset impairment charge of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of the end of fiscal 2020, 2021, or 2022. See notes 8 and 9 of the notes to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services have had, and could continue to have, a negative effect on our production costs and ability to meet the demands of our customers, which can affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect our profit margins and earnings. During fiscal 2021, our raw material costs were mostly flat or slightly lower during the first three quarters of the year, but prices began to escalate during the fourth quarter primarily due to rising oil prices, a higher demand environment, and labor shortages. These pressures continued during fiscal 2022, with further increases in raw material costs, particularly during the second half of the year, due to the continued rise in oil prices and a higher demand environment. These pressures may continue to drive additional increases in raw material prices in the future.

Increases in energy costs increase our operating costs and could adversely affect earnings.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 11% of consolidated net sales in fiscal 2022. These include sales to customers who are also subcontractors for Serta Simmons Holding, LLC. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2022, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable. For example, on June 25, 2022, a major customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 4 of the consolidated financial statements for further details regarding this filing and its potential impact on our trade accounts receivable. Based on the information available to us at this time, we expect that this customer and its affiliates will continue to conduct normal business operations pending the reorganization, but a business failure or loss of this customer and its affiliates could cause a decrease in our sales and an adverse effect on our earnings.

Additionally, as a result of the COVID-19 pandemic beginning in the fourth quarter of fiscal 2020, some customers experienced cash flow challenges and requested extended payment terms. During fiscal 2021, our customers returned to making payments based on normal credit terms, as opposed to the extended terms granted during the fourth quarter of fiscal 2020. However, if the negative economic impact of COVID-19 reemerges, or if another pandemic, recession or other major unexpected economic event occurs, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

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

We increasingly rely on technology systems and infrastructure. Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including internet selling, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks, including phishing attempts, covertly introducing malware to our computers and networks (or the computers and networks of our third-party providers), and impersonating authorized users, among other types of cyber-attacks, that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time, and while we seek to detect and investigate all security incidents and to prevent their recurrence, in some cases we might be unaware of an incident or its magnitude and effect. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information, could damage our business or subject us to unexpected liabilities, expenditures, and recovery time. Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach resulting in the unauthorized release of confidential information with the cost to protect us against such a breach, and we have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or not covered at all by our insurance, and could have a material adverse effect on our operations and financial results to the extent losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers or our business reputation. We have been a target of cybersecurity attacks in the past, and while such attacks have not resulted in a material impact on our operations, business, customer relationships, or reputation, such attacks could in the future.

In addition, due to the COVID-19 pandemic, we have permitted certain employees to work from home from time to time. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that more employees may be working remotely, and we cannot be certain that our mitigation efforts will be effective.

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market.

If we cannot successfully recruit and retain key employees and skilled workers or if we experience the unexpected loss of those employees, our operations may be negatively affected. A shortage of qualified personnel, along with cost inflation, may require us to enhance our compensation in order to compete effectively in the hiring and retention of qualified employees.

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

We regularly review and evaluate our liquidity and capital needs. Our available cash, cash equivalents, and cash flow from operations have been adequate to finance our operations and capital requirements in recent years. However, if we experience a sustained decline in revenue, there may be periods in which we may require additional external funding to support our operations.

As of May 1, 2022, we had approximately $38 million in combined total borrowing availability under our domestic credit facility and our China credit facility. In June of 2022, we entered into an amended and restated credit agreement with respect to our domestic credit facility, which provides for a revolving credit facility of up to $40 million, secured by a lien on the company’s assets, where the borrowing availability is determined based on certain eligible accounts receivable and inventory of the company. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, in the event we draw on any of our credit facilities, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

Legal and Regulatory Risks

We are subject to litigation and environmental regulations that could adversely affect our sales and earnings.

We have been, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability, and employment disputes, some of which claim significant damages. We face the continual business risk of exposure to claims that our operations have caused personal injury or property damage, including the related risk of damage to our brand and reputation in conjunction with such claims. We maintain insurance against product liability claims and, in some cases, have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

We must comply with many governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, quotas, banned substances, and other regulations, are continually changing. Environmental laws, labor laws, tax laws and regulations (including, without limitation, the Global Intangible Low Taxed Income (“GILTI”) tax provisions), data privacy laws, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs and our taxes, or can require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the end of fiscal 2022 (May 1, 2022), we leased our corporate headquarters and a design and innovation campus located in High Point, NC. In addition, we owned or leased seventeen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	2034
High Point, North Carolina	Design and innovation campus, showrooms, and office space	21,261	2043

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163	Owned
Stokesdale, North Carolina	Distribution center	220,222	Owned
High Point, North Carolina	Manufacturing	63,522	2029
High Point, North Carolina	Warehouse and offices	65,886	2023 (2)
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
St. Jerome, Quebec, Canada	Warehouse	46,113	2023
Ouanaminthe, Haiti	Manufacturing	80,000	2025 (2)
Ouanaminthe, Haiti	Manufacturing	40,000	2028 (2)

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	2028
Burlington, North Carolina	Design center	13,750	2026
Knoxville, Tennessee	Manufacturing and offices	37,700	2033
Shanghai, China	Manufacturing, warehouse, offices	68,677	2024
Shanghai, China	Manufacturing, warehouse, offices	89,857	2024
Shanghai, China	Warehouse and offices	89,861	2024
Shanghai, China	Warehouse	64,583	2024
Shanghai, China	Warehouse	48,610	2024
Ouanaminthe, Haiti	Manufacturing	90,000	2029 (2)

(1)	Includes all options to renew, except as noted in footnote 2 below.
(2)	These lease agreements have an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.

We believe that our facilities are in good condition, well-maintained, suitable, and adequate for present utilization.  In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive. In the mattress fabrics segment, we believe we have sufficient capacity to meet current and expected demand trends. We also have the ability to source additional mattress fabrics from outside suppliers to further increase our ultimate output of finished goods.

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

Computershare

P.O. Box 505000

Louisville, KY 40233

Overnight correspondence should be sent to:

Computershare

462 South 4th Street, Suite 1600

Louisville, KY 40202

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (NYSE) under the symbol CULP. As of May 1, 2022, Culp, Inc. had approximately 3,545 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Sidoti & Company, LLC – Anthony Lebiedzinski

Value Line – Simon R. Shoucair

Water Tower Research – Budd Bugatch, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 31, 2022 to March 6, 2022	—	$—	—	$3,248,094
March 7, 2022 to April 3, 2022	—	$—	—	$3,248,094
April 4, 2022 to May 1, 2022	—	$—	—	$3,248,094
Total	—	$—	—	$3,248,094

(1)	In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share. During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly cash dividend payments ranging from $0.10 per share to $0.105 per share.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2022, 2021, or 2020.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 1, 2022, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2017 and the reinvestment of all dividends during the periods identified.

ITEM 6. [RESERVED]

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2022, 2021, and 2020 included 52 weeks, 52 weeks, and 53 weeks, respectively.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. Additionally, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2021. As a result, we are now the sole owner with full control of this cut and sewn mattress cover operation (see Note 2 of the consolidated financial statements for further details regarding this business combination).

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC. During the third quarter of fiscal 2022, we also commenced operation of a new leased facility in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Impact of COVID-19

For a discussion of how COVID-19 has affected and may continue to affect our business and financial condition, see the discussion under the heading “COVID-19 Impact and Business Response” in Part I, Item 1 of this report, as well as the Risk Factors set forth in Part I, Item 1A of this report.

Executive Summary

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales in each business segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses.

Results of Operations

	Twelve Months Ended
(dollars in thousands)	May 1, 2022	May 2, 2021	Change
Net sales	$294,839	$299,720	(1.6)%
Gross profit	36,093	49,832	(27.6)%
Gross profit margin	12.2%	16.6%	(440	) bp
Selling, general, and administrative expenses	35,415	37,756	(6.2)%
Income from operations	678	12,076	(94.4)%
Operating margin	0.2%	4.0%	(380	) bp
(Loss) income before income taxes	(325)	10,880	(103.0)%
Income tax expense	2,886	7,693	(62.5)%
Net (loss) income	(3,211)	3,218	(199.8)%

Net Sales

Overall, our net sales decreased 1.6% in fiscal 2022 compared with a year ago, with mattress fabric net sales decreasing 3.5% and upholstery fabric net sales increasing 0.4%. Fiscal 2021 was negatively affected by the economic disruption caused by the COVID-19 pandemic during the first quarter.

The decrease in net sales for our mattress fabrics segment during fiscal 2022 reflects the significant drop in sales during the fourth quarter of fiscal 2022, driven primarily by weakness in domestic mattress industry sales that caused customers to curtail inventory purchases and delay the timing of new product rollouts in response to slowing retail demand. Sales were also affected by the COVID-related shutdowns of the company’s operations in China, which halted production and distribution of sewn mattress covers produced in China throughout the month of April. The decrease in net sales was partially offset by pricing and surcharge actions that were in effect during the year, including a price increase that was effective throughout the year, as well as a materials surcharge (inclusive of freight) that was implemented during the second quarter, an additional selective price increase that was implemented during the third quarter, and additional targeted price increases on certain products implemented during the fourth quarter. Together, these pricing actions increased net sales for the division by approximately 5.1% during fiscal 2022.

The increase in upholstery fabrics net sales during fiscal 2022 reflects higher demand for our residential upholstery products primarily during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. This increase was partially offset by a significant drop in sales for residential upholstery fabric products during the fourth quarter due to COVID-related shutdowns of our facilities in China throughout the month of April and, to a lesser extent, a slowdown in new business for the residential home furnishings industry during the fourth quarter. It was also offset by lower sales in our residential business during the second quarter, primarily due to COVID-19 related shutdowns of our sourcing partners and customers in Vietnam, as well as lower sales for Read in our hospitality business during the first six months of fiscal 2022.  The increase in net sales also reflects the impact of pricing and freight surcharge actions that were in effect during the year, including a price increase that was effective throughout the year on products sold in the U.S. to help offset unfavorable foreign currency exchange rate fluctuations associated with our operations in China; a freight surcharge implemented during the second quarter; and an additional price increase implemented on new orders beginning in the third quarter. Together, these price increases and freight surcharge accounted for approximately 2.9% of net sales for the division during fiscal 2022.

See the Segment Analysis located in the Results of Operations section below for further details.

Income Before Income Taxes

Overall, our loss before income taxes was $(325,000) for fiscal 2022, compared with income before income taxes of 10.9 million for the prior year. The results for fiscal 2021 include an $819,000 gain on bargain purchase associated with our fourth-quarter acquisition of the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Haiti.

Operating performance for fiscal 2022 was materially affected by lower sales; operating inefficiencies at our mattress fabrics segment’s U.S. and Canadian locations due to the rapid and material decline in revenues during the fourth quarter; and higher freight, raw material, and labor costs. Other pressures affecting the year were start-up costs for the new Haiti upholstery cut and sew facility, operating inefficiencies in our mattress fabrics segment related to product mix within the segment’s global platform, unfavorable foreign exchange rate fluctuations in China and Canada, labor shortages in the U.S. and Canada, and additional employee training costs and operating inefficiencies at our new Haiti upholstery cut and sew facility. These pressures were partially offset by lower total SG&A expense for the year, due primarily to lower incentive compensation expense.

See the Segment Analysis located in the Results of Operations section below for further details.

Income Taxes

We recorded income tax expense of $2.9 million, or (888.0%) of loss before income taxes, during fiscal 2022, compared with income tax expense of $7.7 million, or 70.7% of income before income taxes, during fiscal 2021. Our effective income tax rates for fiscal 2022 and 2021 were negatively affected by the mix of (loss) income before income taxes, as significant pre-tax losses were incurred by our U.S. operations and almost all our taxable income was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. As a result, income tax expense incurred stems from taxable income from our foreign jurisdictions that exceeds our consolidated (loss) income before income taxes. Accordingly, the extent of the fluctuations in our effective income tax rates is dependent on the extent to which income tax expense incurred from foreign operations compares with our consolidated (loss) income before income taxes, which has been significantly lowered by our U.S. operations.

In addition, income tax expense during fiscal 2021 included a $4.9 million net income tax charge, which consisted of an $8.5 million non-cash income tax charge to record a full valuation allowance against the company’s U.S. net deferred income tax assets, partially offset by a $3.6 million non-cash income tax benefit to re-establish certain U.S. Federal net operating loss carryforwards in connection with U.S. Treasury regulations enacted during the first quarter of fiscal 2021 regarding the Global Intangible Low Taxed Income (“GILTI”) tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”).

During fiscal 2022, we had income tax payments totaling $3.1 million, which mostly represented income tax payments associated with our foreign operations in China and Canada.  During fiscal 2021, we had income tax payments totaling $3.0 million, which mostly represented income tax payments of $4.3 million associated with our foreign operations located in China and Canada, partially offset by income tax refunds of $1.5 million that were associated with our U.S. AMT credit carryforward balance.

Refer to Note 12 of the consolidated financial statements for further details regarding our provision for income taxes from operations.

Liquidity

As of May 1, 2022, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments”) totaled $14.6 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $5.7 million of capital expenditures primarily related to equipment associated with our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and new equipment associated with information technology, (ii) cash payments totaling $5.5 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, (iv) $1.1 million of contributions to our rabbi trust that funds our deferred compensation plan, and (v) net cash used in operating activities totaling $17.4 million.

Our net cash used in operating activities was $17.4 million during fiscal 2022, compared with net cash provided by operating activities of $21.5 million during fiscal 2021. This difference was due mostly to (i) a net increase in cash that was generated during fiscal 2021 due to a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which such surge did not recur during fiscal 2022; (ii) a decrease in accounts payable due to the significant decrease in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as noted above, and due to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iii) an increase in inventory due to higher material costs, as well as an increase in inventory purchases to protect against supply chain disruption and support our customers; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.9 million in payments for the new building lease and start-up expenses associated with our upholstery fabrics cut and sew operation located in Haiti; partially offset by (vi) a decrease in accounts receivable related to the decrease in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as noted above, and due to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVID-19 pandemic.

As of May 1, 2022, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of share purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of May 1, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2023.

During fiscal 2021, we did not repurchase any shares of common stock.

Results of Operations

The following table sets forth certain items in our consolidated statements of net (loss) income as a percentage of net sales.

	Fiscal	Fiscal
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	(87.8)	(83.4)
Gross profit	12.2	16.6
Selling, general and administrative expenses	(12.0)	(12.6)
Income from operations	0.2	4.0
Interest expense	—	—
Interest income	0.1	0.1
Gain on bargain purchase	—	0.3
Other expense	(0.5)	(0.7)
(Loss) income before income taxes	(0.1)	3.6
Income tax expense *	(888.0)	70.7
Income from investment in unconsolidated joint venture	—	—
Net (loss) income	(1.1)	1.1

*	Calculated as a percentage of (loss) income before income taxes.

2022 compared with 2021

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	May 1, 2022	May 2, 2021	Change
Net sales	$152,159	$157,671	(3.5)%
Gross profit	16,458	23,864	(31.0)%
Gross profit margin	10.8%	15.1%	(430	) bp
Selling, general and administrative expenses	12,246	12,066	1.5%
Income from operations	4,212	11,798	(64.3)%
Operating margin	2.8%	7.5%	(470	) bp

Net Sales

Mattress fabrics sales decreased 3.5% in fiscal 2022 compared to the prior year. These results reflect the significant drop in sales during the fourth quarter of fiscal 2022, which was primarily driven by weakness in domestic mattress industry sales. We experienced a rapid drop in demand during the fourth quarter, particularly during the month of April, causing customers to curtail inventory purchases and delay the timing of new product rollouts in response to slowing retail demand. We believe this industry softness was primarily due to inflationary pressures affecting consumer spending. Sales during the fourth quarter were also affected by the COVID-related shutdowns of the company’s operations in China, which halted production and distribution of our sewn mattress covers produced in China throughout the month of April.

The decrease in net sales for fiscal 2022 was partially offset by pricing and surcharge actions that were in effect during the year, including a price increase that was effective throughout the year, as well as a materials surcharge (inclusive of freight) that was implemented during the second quarter, an additional selective price increase that was implemented during the third quarter, and additional targeted price increases on certain products implemented during the fourth quarter. Together, these pricing actions increased net sales by approximately 5.1% during fiscal 2022.

During fiscal 2022, we maintained a continued focus on our product-driven strategy, with an emphasis on innovation, design creativity, quality, and personalized customer service. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support the evolving needs of our mattress fabrics and cover customers throughout the year. While we experienced lower demand in our mattress cover business, particularly during the second half of the year, we continue to believe our on-shore, near-shore, and off-shore supply chain strategy, as well as our fabric-to-cover model, remains a preferred platform for sewn mattress cover customers.

Looking ahead, we continue to navigate a convergence of macroeconomic headwinds that are affecting consumer spending patterns.  While we are optimistic about planned new programs and product development opportunities for fiscal 2023, industry weakness is expected to continue for some period of time, which may reduce demand for mattress fabric and cover products and delay the timing of new product rollouts. We expect these conditions are likely to continue pressuring results through at least the first half of fiscal 2023. Additionally, the continued impact of the COVID-19 pandemic and Russia’s invasion of Ukraine remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic or the evolving impact of the Russia-Ukraine war on our mattress fabrics segment; however, either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The decrease in mattress fabrics profitability during fiscal 2022, as compared to fiscal 2021, was primarily due to lower sales; operating inefficiencies at our U.S. and Canadian locations due to the rapid and material decline in revenues during the fourth quarter; higher freight, raw material, and labor costs; operating inefficiencies within our global platform due to an unfavorable product mix affecting our U.S. and Canadian locations; unfavorable foreign currency exchange rate fluctuations in China and Canada; and operating inefficiencies due to labor shortages in the U.S. and Canada.

Our previously implemented price increase and materials surcharge, as well as the selective price increase implemented during the third quarter and the targeted price increase on certain products implemented during the fourth quarter, have helped offset a portion of the current inflationary pressures. However, we expect the ongoing rise in labor, freight, and raw materials to continue pressuring profitability through at least the first half of fiscal 2023. We believe these headwinds will be mitigated to some extent by an additional targeted price increase on certain products that we are implementing during the second quarter of fiscal 2023, as well as our ongoing efforts to control our internal costs and improve efficiencies, but we will consider further reasonable pricing actions as necessary to mitigate and manage inflation.

CLASS International Holdings, Ltd.

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

See Note 2 of the consolidated financial statements for further details regarding this business combination.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	May 1, 2022	May 2, 2021	% Change
Accounts receivable	$9,865	$20,427	(51.7)%
Inventory	39,028	30,047	29.9%
Property, plant & equipment	38,731	41,694	(7.1)%
Right of use assets	3,469	4,278	(18.9)%
Total mattress fabrics segment assets	$91,093	$96,446	(5.6)%

Refer to Note 18 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of May 1, 2022, accounts receivable decreased by $10.6 million, or 51.7%, compared with May 2, 2021. This decrease reflects a significant decline in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales for the fourth quarter of fiscal 2022 were $29.8 million, a decline of $13.1 million, or 30.6%, compared with net sales of $42.9 million during the fourth quarter of fiscal 2021. In addition, this decrease in accounts receivable reflects improved cash collections during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as more customers took advantage of cash discounts during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.

Days’ sales outstanding was 30 days for the fourth quarter of fiscal 2022, compared with 43 days for the fourth quarter of fiscal 2021.

Inventory

As of May 1, 2022, inventory increased by $9.0 million, or 29.9%, compared with May 2, 2021. This increase in inventory represents higher raw material costs, as well as an increase in inventory purchases to protect against supply chain disruption and support our customers.

Inventory turns were 2.9 for the fourth quarter of fiscal 2022, compared with 4.2 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

As of May 1, 2022, property, plant, and equipment decreased $3.0 million, or 7.1%, compared with May 2, 2021. This decrease mostly represents (i) depreciation expense totaling $6.2 million, partially offset by (ii) capital spending of $3.4 million associated with equipment to expand capacity at our operation located in Canada.

The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively. The $41.7 million as of May 2, 2021, represents property, plant, and equipment of $28.8 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

As of May 1, 2022, right of use assets decreased $809,000, or 18.9%, compared with May 2, 2021. This decrease mostly represents rent expense incurred during fiscal 2022 that related to executed lease agreements.

The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively. The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 1, 2022		May 2, 2021		% Change
Non-U.S. Produced	$133,271	93%	$133,029	94%	0.2%
U.S. Produced	9,409	7%	9,020	6%	4.3%
Total	$142,680	100%	$142,049	100%	0.4%

Upholstery fabrics sales increased 0.4% in fiscal 2022 compared to the prior year.

The increase in upholstery fabrics net sales during fiscal 2022 reflects higher demand for our residential upholstery products primarily during the first quarter, as compared to the prior-year first quarter, which was negatively affected by disruption from the COVID-19 pandemic. This increase was partially offset by a significant drop in sales for residential upholstery fabric products during the fourth quarter due to COVID-related shutdowns of our facilities in China throughout the month of April and, to a lesser extent, a slowdown in new business for the residential home furnishings industry during the fourth quarter. It was also offset by lower sales in our residential business during the second quarter, primarily due to COVID-19 related shutdowns of our sourcing partners and customers in Vietnam, as well as lower sales for Read in our hospitality business during the first six months of fiscal 2022.  The increase in net sales also reflects the impact of pricing and freight surcharge actions that were in effect during the year, including a price increase that was effective throughout the year on products sold in the U.S. to help offset unfavorable foreign currency exchange rate fluctuations associated with our operations in China; a freight surcharge implemented during the second quarter; and an additional price increase implemented on new orders beginning in the third quarter. Together, these price increases and freight surcharge accounted for approximately 2.9% of net sales during fiscal 2022.

Throughout the year, we maintained our sustained focus on product innovation, including our popular portfolio of LiveSmart® performance products. Our hospitality business continued to recover from pandemic-related impacts, with higher sales in both our hospitality/contract fabric business and our Read business during the second half of the year. We also commenced operations at our new Haiti cut and sew facility during the third quarter, and we continued the ramp up in production at this facility during the fourth quarter.

Looking ahead, while the shutdowns that significantly curtailed our China operations throughout April and May have now been lifted, lingering constraints from the shutdowns may continue to affect us during the first quarter of fiscal 2023. We also expect the slowdown in new retail business for the residential home furnishings industry may affect demand for our residential business for some period of time. Despite these challenges, we believe our business is well positioned for the long-term with our product-driven strategy and innovative product offerings, as well as our flexible Asian platform, our long-term supplier relationships, and our expanded capacity in Haiti.

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

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	May 1, 2022	May 2, 2021	Change
Gross profit	$19,635	$25,968	(24.4)%
Gross profit margin	13.8%	18.3%	(450	) bp
Selling, general and administrative expenses	14,009	14,092	(0.6)%
Income from operations	5,626	11,876	(52.6)%
Operating margin	3.9%	8.4%	(450	) bp

The decrease in upholstery fabrics profitability was primarily due to higher freight and material costs; start-up costs at our new Haiti cut and sew facility; unfavorable foreign currency fluctuations in China; a lower contribution from our Read business; and additional employee training costs and operating inefficiencies at the new Haiti cut and sew facility during the fourth quarter as it continued to scale capacity to its full planned output level.

Looking ahead, we expect current inflationary pressures, as well as labor availability in our U.S. operations, may continue to pressure our profitability to some extent, but the pricing actions implemented throughout the year have helped offset foreign currency exchange rate fluctuations and rising freight and material costs, as intended. This was especially true during the fourth quarter, with the full realization of the additional price increase that was in effect for new orders during the quarter. We also expect profitability will be affected over the near-term by additional employee training costs and operating inefficiencies at our new Haiti cut and sew facility as we continue to increase our labor force in order to ramp up production to meet customer demand.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	May 1, 2022	May 2, 2021	% Change
Accounts receivable	$12,361	$17,299	(28.5)%
Inventory	27,529	25,870	6.4%
Property, plant & equipment	2,030	1,495	35.8%
Right of use assets	8,124	5,945	36.7%
	$50,044	$50,609	(1.1)%

Accounts Receivable

As of May 1, 2022, accounts receivable decreased by $4.9 million, or 28.5%, compared with May 2, 2021. This decrease reflects a significant decline in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales for the fourth quarter of fiscal 2022 were $27.2 million, a decline of $8.9 million, or 24.8%, compared with net sales of $36.1 million during the fourth quarter of fiscal 2021.

Days’ sales outstanding was 40 days for the fourth quarter of fiscal 2022, compared with 42 days for the fourth quarter of fiscal 2021.

Inventory

As of May 1, 2022, inventory increased $1.7 million, or 6.4%, compared with May 2, 2021.This increase in inventory is primarily due to higher material costs. Inventory purchases and shipments of inventory were minimal during April 2022 due to the COVID-19 related shutdowns that affected our China operations throughout the month.

Inventory turns were 3.0 during the fourth quarter of fiscal 2022, compared with 4.6 for the fourth quarter of fiscal 2021.

Property, Plant, & Equipment

As of May 1, 2022, property, plant, and equipment increased by $535,000, or 35.8%, compared with May 2, 2021. This increase mostly represents (i) capital spending of $1.0 million that was primarily associated with the start-up of our upholstery cut and sew operation located in Haiti, partially offset by (ii) depreciation expense totaling $794,000.

The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,00 located in the U.S., Haiti, and China, respectively. The $1.5 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $420,000 located in the U.S. and China, respectively.

Right of Use Assets

As of May 1, 2022, our right of use assets increased by $2.2 million, or 36.7%, compared with May 2, 2021. This increase mostly represents the commencement of our agreement to lease a 90,000 square foot facility located in Haiti. This facility is dedicated to the production of cut and sewn upholstery kits. The lease agreement commenced during the third quarter of fiscal 2022, has an initial lease term of eight years, and required rent payments totaling $2.8 million that were paid in advance of the commencement of the lease.

The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively. The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 1, 2022	May 2, 2021	% Change
Selling, general, and administrative expenses	$35,415	$37,756	(6.2)%
Interest expense	17	51	(66.7)%
Interest income	373	244	52.9%
Gain on bargain purchase	—	819	(100.0)%
Other expense	1,359	2,208	(38.5)%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during fiscal 2022, as compared with fiscal 2021, is mostly due to lower incentive compensation expense, which includes annual bonuses and stock-based compensation, reflecting unfavorable financial results in relation to pre-established performance targets.

Interest Expense

Interest expense incurred during fiscal 2022 and 2021 reflects our historically low level and short duration of borrowings outstanding.

Interest Income

Interest income in fiscal 2022 and fiscal 2021 mostly reflects investment income earned on our current investments of excess cash held in (i) money market funds, (ii) bond, other fixed income, and equity-related mutual funds, and (iii) investment-grade U.S. corporate, foreign, and government bonds, as well as (iv) a money market fund and equity related mutual fund investments associated with our rabbi trust that funds our deferred compensation plan.

Interest income is expected to decline during fiscal 2023 primarily due to the liquidation of all of our short-term investments classified as available-for-sale and corporate bonds classified as held-to-maturity during the fourth quarter of fiscal 2022.

Gain on Bargain Purchase

Effective February 1, 2021, Culp International, a wholly-owned subsidiary of the company, acquired the remaining 50% ownership interest in CIH from its former joint venture partner. Pursuant to this transaction, we are now the sole owner with full control over CIH. The gain from bargain purchase represents the net assets acquired from this transaction that exceeded the fair value of our previously held 50% ownership interest of $1.7 million and the $954,000 total purchase price for the remaining 50% ownership interest.

See Note 2 of the consolidated financial statements for further details.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The decrease in other expense during fiscal 2022, as compared with fiscal 2021, is due mostly to more favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During fiscal 2022, we reported foreign exchange rate losses associated with our China operations of $104,000, a decrease of $1.3 million as compared to $1.4 million in foreign exchange rate losses reported during fiscal 2021. This decrease of $1.3 million was partially offset by a $450,000 realized loss on the sale of our remaining short-term available for sale and held-to-maturity investments that mostly occurred during the fourth quarter of fiscal 2021.

The significant $1.4 million foreign exchange rate loss incurred during fiscal 2021, which was mostly non-cash, was mostly offset by $1.3 million in income tax benefits, which reduced our income tax payments. These income tax benefits were associated with income tax deductible foreign exchange rate losses based on more unfavorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate losses incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are income tax deductible, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $2.9 million, or (888.0%) of loss before income taxes, during fiscal 2022, compared with income tax expense of $7.7 million, or 70.7% of income before income taxes, during fiscal 2021.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2022	2021
U.S. federal income tax rate	21.0%	21.0%
valuation allowance	(56.3)	78.4
income tax effects of the 2017 Tax Cuts and Jobs Act	—	(33.8)
global intangible low taxed income tax (GILTI)	(540.9)	—
foreign tax rate differential	(206.2)	10.9
income tax effects of Chinese foreign exchange gains and losses	(20.6)	(8.4)
withholding taxes associated with foreign tax jurisdictions	(172.8)	7.7
uncertain income tax positions	105.4	1.6
U.S. state income taxes	21.5	0.3
stock-based compensation	(3.3)	0.3
gain on bargain purchase	—	(1.6)
other (2)	(35.8)	(5.7)
Consolidated effective income tax rate (1)	(888.0)%	70.7%

(1)

Our consolidated effective income tax rates for all fiscal years presented were negatively affected by the mix of consolidated (loss) income before income taxes, as significant pre-tax losses have been incurred by our U.S. operations and almost all of our taxable income was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. As a result, income tax expense incurred stems from taxable income from our foreign jurisdictions that exceeds our consolidated (loss) income before income taxes. Accordingly, the extent of the fluctuations in our consolidated effective income tax rates is dependent on the extent to which income tax expense incurred from our foreign operations compares with consolidated (loss) income before income taxes, which has been significantly lowered by our U.S. operations.

(2)	“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S permanent differences such as meals and entertainment and income tax provision to return adjustments.

GILTI

Fiscal 2021

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). With the enactment of these final regulations, we became eligible for an exclusion from GILTI if we meet the provisions of the GILTI High-Tax exception included in these final regulations on a jurisdiction-by-jurisdiction basis. To meet the provisions of the GILTI High-Tax exception, the tested foreign entity’s effective income tax rate related to current year’s earnings must be higher than 90% of the U.S. Federal income tax rate of 21% (i.e.,18.9%). In addition, the enactment of the new regulations and the provisions for the GILTI High-Tax exception were retroactive to the original enactment of the GILTI tax provision, which included our 2019 and 2020 fiscal years.

Since we met the requirements for the GILTI High-Tax exception for our 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.6 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. This $3.6 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Fiscal 2022

We did not meet the GILTI High-Tax exception for the 2021 tax year regarding our operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with current year’s earnings. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which charge was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

We do not expect to meet the GILTI High-Tax exception for the 2022 tax year regarding our foreign operations located in Canada and Haiti. With regard to Canada, we placed several significant capital projects into service during fiscal 2022, and therefore, are eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is much lower than prior fiscal years, and therefore, our current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. For our operations in Haiti, taxable income or losses are not subject to income tax, as we are in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Although our operations located in Canada and Haiti did not meet the GILTI High-Tax exception, we did not incur any GILTI tax for the 2022 tax year, as the losses subject to GILTI tax from our Haitian operations exceeded the income subject to GILTI tax from our Canadian operation.

Deferred Income Taxes – Valuation Allowance

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income taxes as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed because of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. taxable losses during the last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed that it was more-likely-than-not that our U.S. deferred income taxes would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of May 1, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years. In addition, we are currently expecting U.S. taxable losses to continue into fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets totaling $11.9 million as of May 1, 2022.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding the valuation allowance against our U.S. net deferred income taxes.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess (i) whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company, and (ii) if we are required to a record a deferred income tax liability for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of May 1, 2022, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and therefore, would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment is consistent with prior years. Accordingly, as of May 1, 2022, we recorded a deferred income tax liability associated with our undistributed earnings from foreign subsidiaries of $3.6 million.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our deferred income tax liability associated with the undistributed earnings from our foreign subsidiaries.

Uncertainty in Income Taxes

An unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, if the position is effectively settled through examination, negotiation, or litigation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

As of May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit that relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, significant change associated with this income tax benefit is not expected within the next fiscal year.

U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2017 and subsequent.

Refer to Note 12 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2022	2021
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,510)
United States Federal - transition tax	266	226
China - Income Taxes	2,036	2,076
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	798
Canada - Income Taxes	311	1,408
	$3,100	$2,998

(1)

In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received refunds totaling $1.5 million in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $3.2 million for fiscal 2023, compared with $3.1 million and $3.0 million for fiscal 2022 and 2021, respectively. Our estimated cash income tax payments for fiscal 2023 are management’s current projections only and can be affected by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, changes in the foreign exchange rates associated with our operations located in China in relation to the U.S. dollar, and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2023 due to (i) the immediate expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards. In accordance with the TCJA, we will be required to pay annual U.S. federal transition tax payments as follows: FY 2023 - $264,000; FY 2024 - $499,000; FY 2025- $665,000; and FY 2026 - $831,000.

2021 compared with 2020

For a comparison of our results of operations for the fiscal years ended May 2, 2021, and May 3, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 2, 2021, filed with the SEC on July 16, 2021.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our cash and cash equivalents of $14.6 million as of May 1, 2022, cash flow from operations, and the current availability under our revolving credit lines will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of May 1, 2022, our cash and cash equivalents, short-term investments (available for sale), and short-term and long-term investments (held-to-maturity) (collectively “cash and investments’) totaled $14.6 million compared with $46.9 million as of May 2, 2021.

The decrease in our cash and investments from the end of fiscal 2021 was mostly due to (i) $5.7 million of capital expenditures primarily related to equipment associated with our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and new equipment associated with information technology, (ii) cash payments totaling $5.5 million for regular quarterly dividend payments to shareholders, (iii) common stock repurchases totaling $1.8 million, (iv) $1.1 million of contributions to our rabbi trust that funds our deferred compensation plan, and (v) net cash used in operating activities totaling $17.4 million.

Our net cash used in operating activities was $17.4 million during fiscal 2022, compared with net cash provided by operating activities of $21.5 million during fiscal 2021. This difference was due mostly to (i) a net increase in cash that was generated during fiscal 2021 due to a significant surge in customer demand as a result of the focus-on-the-home trend that occurred as businesses began to re-open coming out of pandemic-related closures, which such surge did not recur during fiscal 2022; (ii) a decrease in accounts payable due to the significant decrease in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as noted above, and due to our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic; (iii) an increase in inventory due to higher material costs, as well as an increase in inventory purchases to protect against supply chain disruption and support our customers; (iv) a decrease in accrued expenses primarily due to annual incentive bonus compensation paid during the first quarter of fiscal 2022; (v) $1.9 million in payments for the new building lease and start-up expenses associated with our upholstery fabrics cut and sew operation located in Haiti; partially offset by (vi) a decrease in accounts receivable related to the decrease in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as noted above, and due to our customers’ return to normal credit terms, rather than the extended terms previously granted in response to the COVIVD-19 pandemic.

As of May 1, 2022, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further details.

Our cash and cash equivalents may be adversely affected by factors beyond our control, such as (i) recent customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including the Russian-Ukraine war), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase inventory purchases to protect against supply chain disruptions and inflation.

By Geographic Area

A summary of our cash and investments by geographic area follows:

	May 1,	May 2,
(dollars in thousands)	2022	2021
United States	$4,430	$34,465
China	9,502	10,635
Canada	267	1,525
Haiti	341	220
Cayman Islands	10	8
	$14,550	$46,853

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of share purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of May 1, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2023.

During fiscal 2021, we did not repurchase any shares of common stock.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less deferred revenue, accounts payable-trade, and capital expenditures) was $67.7 million as of May 1, 2022, compared with $50.2 million as of May 2, 2021. Operating working capital turnover was 5.2 during the fourth quarter of fiscal 2022 compared with 6.4 during the fourth quarter fiscal 2021.

Accounts Receivable

Accounts receivable as of May 1, 2022, were $22.2 million, a decrease of $15.5 million, or 41.1%, compared with $37.7 million as of May 2, 2021. This decrease reflects a significant decline in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021. Net sales for the fourth quarter of fiscal 2022 were $56.9 million, a decline of $22.1 million, or 28.0%, compared with net sales of $79.1 million during the fourth quarter of fiscal 2021. In addition, the decrease in accounts receivable reflects improved cash collections during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021, as more customers associated with our mattress fabrics segment took advantage of cash discounts during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.

Days’ sales outstanding was 35 days for the fourth quarter of fiscal 2022, as compared with 43 days for the fourth quarter of fiscal 2021.

Inventory

Inventories as of May 1, 2022, were $66.6 million, an increase of $10.6 million, or 19.0%, compared with $55.9 million as of May 2, 2021. This increase is primarily associated with our mattress fabrics segment and represents higher raw material costs, as well as an increase in inventory purchases to protect against supply chain disruption and support our customers.

Accounts Payable

Accounts payable - trade was $20.1 million as of May 1, 2022, a decrease of $22.4 million, or 52.8%, compared with $42.5 million as of May 2, 2021. This decrease in accounts payable - trade represents a decline in accounts payable due to the significant decrease in net sales during the fourth quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.  It also reflects our return to normal credit terms with our vendors, as opposed to the extended terms previously granted in response to the COVID-19 pandemic.

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

The Company has adopted the amendment to Item 303 of Regulation S-K and, accordingly, is no longer required to provide a contractual obligation table. However, please refer to the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and the applicable Note references to our consolidated financial statements noted below for disclosure of the cash requirements associated with these items.

Revolving Credit Agreements

Currently, we have revolving credit agreements with banks for our U.S. parent company and our operations located in China.

As of May 1, 2022, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of May 1, 2022, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Leases

Refer to Note 13 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of May 1, 2022, and May 2, 2021, we had total amounts due regarding capital expenditures totaling $473,000 and $348,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Uncertain Income Tax Positions

As of May 1, 2022, we had $1.1 million of total gross unrecognized tax benefits, which primarily relate to double taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis were $5.7 million during fiscal 2022, compared with $6.7 million during fiscal 2021. Capital expenditures for fiscal 2022 primarily related to equipment associated with our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and new equipment associated with information technology. Capital expenditures for fiscal 2021 mostly related to our mattress fabrics segment.

Depreciation expense was $7.0 million during fiscal 2022, compared with $6.8 million during fiscal 2021. Depreciation expense for fiscal 2022 and 2021 mostly related to our mattress fabrics segment.

For fiscal 2023, cash capital expenditures are expected to focus primarily on critical maintenance level capital spending centered on our mattress fabrics segment.  Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.3 million during fiscal 2022 and $3.9 million during fiscal 2021. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $31.8 million, or 10.8% of net sales, during fiscal 2022, and $45.9 million, or 15.3% of net sales, during fiscal 2021.

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

As of May 1, 2022, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material effect on our financial condition or results of operations. For a discussion of all our significant accounting policies, including our critical accounting policies, refer to Note 1 of the consolidated financial statements.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand in each product to decide which patterns and styles to hold in inventory, the availability of low-cost imported products and shifts in consumer preferences and styles subject the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Historical experience has shown that the most significant indicator that would require inventory markdowns is the age of the inventory and the planned discontinuance of certain fabric patterns. As a result, we provide inventory valuation markdowns based upon set percentages for inventory aging categories of six, nine, twelve, and fifteen-months that are determined based on historical experience and judgment. Also, we provide inventory valuation write-downs based on the planned discontinuation of certain products based on current market values at the time of assessment compared with their current carrying values. While management believes that adequate markdowns for inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional inventory markdowns in the future.

As of May 1, 2022, and May 2, 2021, the reserve for inventory markdowns was $7.3 million and $6.1 million, respectively.

Income Taxes – Valuation Allowance

We evaluate the realizability of our deferred income taxes to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

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

As of May 1, 2022, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $11.9 million.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of May 1, 2022.

Stock-Based Compensation

We are required to recognize compensation expense for all stock-based compensation awards in the financial statements, with the cost measured at the grant date fair value.

Compensation expense for performance-based restricted stock units is recognized based on an assessment each reporting period of the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed. Determining the probability of the vesting of our performance-based restricted stock units requires judgment, including assumptions used to forecast future financial results. While our forecasts of future financial results represent management’s best estimates, these involve inherent uncertainties. As a result, if we revised our assumptions and estimates during the vesting period, our stock-based compensation expense could be materially different than previously expected.

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

We recorded $1.1 million, $1.3 million, and $614,000 of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2022, 2021, and 2020, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2022.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2023 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit agreements.

As of May 1, 2022, our existing U.S. revolving credit agreement required interest to be charged at a rate (applicable interest rate of 2.40%) as a variable spread over LIBOR based on the company’s ratio of debt to EBITDA as defined in the existing U.S. revolving credit agreement. As of May 1, 2022, there were no borrowings outstanding under our U.S. revolving credit agreement. Effective June 24, 2022, we entered into an amended and restated U.S. revolving credit agreement that requires interest to be charged at a rate that is calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate (SOFR) as defined in the amended and restated U.S. revolving credit agreement.

Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of May 1, 2022, there were no borrowings outstanding under our revolving credit agreements associated with our operations located in China.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of May 1, 2022, would not have materially affected our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of May 1, 2022, and May 2, 2021, the related consolidated statements of net (loss) income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 1, 2022, and May 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 15, 2022, expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Charlotte, North Carolina

July 15, 2022

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 1, 2022, and May 2, 2021	2022	2021
ASSETS
current assets:
cash and cash equivalents	$14,550	$37,009
short-term investments - available for sale	—	5,542
short-term investments - held to maturity	—	3,161
accounts receivable, net	22,226	37,726
inventories	66,557	55,917
current income taxes receivable	857	—
other current assets	2,986	3,852
total current assets	107,176	143,207
property, plant and equipment, net	41,702	44,003
right of use assets	15,577	11,730
long-term investments - rabbi trust	9,357	8,415
long-term investments - held-to-maturity	—	1,141
intangible assets	2,628	3,004
deferred income taxes	528	545
other assets	595	2,035
total assets	$177,563	$214,080
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$20,099	$42,540
accounts payable - capital expenditures	473	348
operating lease liability - current	3,219	2,736
deferred revenue	520	540
accrued expenses	7,832	14,839
income taxes payable - current	413	229
total current liabilities	32,556	61,232
operating lease liability - long-term	7,062	6,821
income taxes payable - long-term	3,097	3,326
deferred income taxes	6,004	5,330
deferred compensation	9,343	8,365
total liabilities	58,062	85,074
commitments and contingencies (notes 11 and 13)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,228,629 at May 1, 2022 and 12,312,822 at May 2, 2021	611	616
capital contributed in excess of par value	43,143	43,807
accumulated earnings	75,715	84,437
accumulated other comprehensive income	32	146
total equity	119,501	129,006
total liabilities and equity	$177,563	$214,080

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

For the years ended May 1, 2022, May 2, 2021, and May 3, 2020

(dollars in thousands, except per share data)	2022	2021	2020
net sales	$294,839	$299,720	$256,166
cost of sales	(258,746)	(249,888)	(215,668)
gross profit from continuing operations	36,093	49,832	40,498
selling, general and administrative expenses	(35,415)	(37,756)	(34,424)
asset impairments	—	—	(13,712)
restructuring credit	—	—	70
income (loss) from continuing operations	678	12,076	(7,568)
interest expense	(17)	(51)	(106)
interest income	373	244	897
gain on bargain purchase	—	819	—
other expense	(1,359)	(2,208)	(902)
(loss) income before income taxes from continuing operations	(325)	10,880	(7,679)
income tax expense	(2,886)	(7,693)	(3,354)
income (loss) from investment in unconsolidated joint venture	—	31	(125)
net (loss) income from continuing operations	(3,211)	3,218	(11,158)
loss before income taxes from discontinued operation	—	—	(17,577)
income tax benefit	—	—	68
net loss from discontinued operation	—	—	(17,509)
net (loss) income	$(3,211)	$3,218	$(28,667)
net (loss) income from continuing operations per share-basic	$(0.26)	$0.26	$(0.90)
net (loss) income from continuing operations per share-diluted	$(0.26)	$0.26	$(0.90)
net loss from discontinued operation per share-basic	$—	$—	$(1.41)
net loss from discontinued operation per share-diluted	$—	$—	$(1.41)
net (loss) income per share-basic	$(0.26)	$0.26	$(2.32)
net (loss) income per share-diluted	$(0.26)	$0.26	$(2.32)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended May 1, 2022, May 2, 2021, and May 3, 2020

	2022	2021	2020
net (loss) income	$(3,211)	$3,218	$(28,667)

other comprehensive (loss) income

unrealized holding (loss) gain on investments	(144)	162	(60)
reclassification adjustment for realized loss (gain) included in net (loss) income	30	(6)	10
total unrealized (loss) gain on investments	(114)	156	(50)

comprehensive (loss) income	(3,325)	3,374	(28,717)
Plus: comprehensive loss attributable to non-controlling interest
associated with discontinued operation	—	—	4,674
comprehensive (loss) income attributable to Culp Inc. common shareholders	$(3,325)	$3,374	$(24,043)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shareholders' equity attributable to Culp Inc.
(dollars in thousands, except common stock shares)			Capital		Accumulated		Non-Controlling
			Contributed		Other		Interest
For the years ended May 1, 2022, May 2, 2021,	Common Stock		in Excess	Accumulated	Comprehensive		Discontinued	Total
and May 3, 2020	Shares	Amount	of Par Value	Earnings	Income(Loss)	Total	Operation	Equity
Balance, April 28, 2019	12,391,160	$620	$43,694	$115,579	$40	$159,933	$4,314	$164,247
net loss	—	—	—	(23,993)	—	(23,993)	(4,674)	(28,667)
capital contribution from non-controlling interest - discontinued operation	—	—	—	—	—	—	360	360
stock-based compensation	—	—	614	—	—	614	—	614
unrealized loss on investments	—	—	—	—	(50)	(50)	—	(50)
common stock issued in connection with vesting of performance-based restricted stock units	15,638	1	(1)	—	—	—	—	—
immediately vested common stock awards	23,664	1	(1)	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(3,020)	—	(51)	—	—	(51)	—	(51)
common stock repurchased	(142,496)	(7)	(1,673)	—	—	(1,680)	—	(1,680)
dividends paid	—	—	—	(5,075)	—	(5,075)	—	(5,075)
Balance, May 3, 2020	12,284,946	615	42,582	86,511	(10)	129,698	—	129,698
net income	—	—	—	3,218	—	3,218	—	3,218
stock-based compensation	—	—	1,251	—	—	1,251	—	1,251
unrealized gain on investments	—	—	—	—	156	156	—	156
common stock issued in connection with vesting of performance-based restricted stock units	8,843	—	—	—	—	—	—	—
immediately vested common stock awards	21,220	1	(1)	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(2,187)	—	(25)	—	—	(25)	—	(25)
dividends paid	—	—	—	(5,292)	—	(5,292)	—	(5,292)
Balance, May 2, 2021	12,312,822	616	43,807	84,437	146	129,006	—	129,006
net loss	—	—	—	(3,211)	—	(3,211)	—	(3,211)
stock-based compensation	—	—	1,133	—	—	1,133	—	1,133
unrealized loss on investments	—	—	—	—	(114)	(114)	—	(114)
common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—	—	—
immediately vested common stock awards	29,657	1	(1)	—	—	—	—	—
common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)	—	(50)
common stock repurchased	(121,688)	(6)	(1,746)			(1,752)	—	(1,752)
dividends paid	—	—	—	(5,511)	—	(5,511)	—	(5,511)
Balance, May 1, 2022	12,228,629	$611	$43,143	$75,715	$32	$119,501	$—	$119,501

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 1, 2022, May 2, 2021, and May 3, 2020

(dollars in thousands)	2022	2021	2020
cash flows from operating activities:
net (loss) income	$(3,211)	$3,218	$(28,667)
adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
depreciation	6,994	6,846	7,827
amortization	559	466	647
asset impairments	—	—	33,914
reversal of contingent consideration associated with discontinued operation	—	—	(6,081)
loss on disposal of discontinued operation	—	—	1,606
stock-based compensation	1,133	1,251	614
deferred income taxes	691	3,760	(1,694)
gain on bargain purchase	—	(819)	—
gain on sale of property, plant, and equipment	—	(57)	(238)
(income) loss from investment in unconsolidated joint venture	—	(31)	125
realized loss (gain) from the sale of investments	450	(6)	10
foreign currency exchange loss	16	1,520	109
changes in assets and liabilities, net of effects of acquisition and disposal of businesses:
accounts receivable	15,416	(12,117)	(1,994)
inventories	(10,787)	(7,225)	(837)
other current assets	946	(1,442)	342
other assets	(1,386)	(1,452)	(48)
accounts payable-trade	(22,131)	17,228	499
accrued expenses and deferred compensation	(5,204)	9,457	(1,017)
deferred revenue	(20)	38	103
accrued restructuring costs	—	—	(124)
income taxes	(907)	843	(126)
net cash (used in) provided by operating activities	(17,441)	21,478	4,970
cash flows from investing activities:
cash paid for acquisition of assets, net of cash acquired	—	(892)	—
capital expenditures	(5,695)	(6,664)	(4,585)
proceeds from the sale of property, plant, and equipment	—	12	672
proceeds from long-term note receivable associated with discontinued operation	—	—	1,523
investment in unconsolidated joint venture	—	(90)	(220)
proceeds from the sale of short-term investments (available for sale)	9,879	468	6,606
proceeds from the sale and maturity of investments (held to maturity)	13,486	10,165	6,100
purchase of short-term investments (available for sale)	(4,391)	(5,044)	(7,555)
purchase of investments (held-to-maturity)	(9,751)	(8,173)	(7,465)
proceeds from the sale of long-term investments (rabbi trust)	56	157	—
purchase of long-term investments (rabbi trust)	(1,088)	(619)	(788)
net cash provided by (used in) investing activities	2,496	(10,680)	(5,712)
cash flows from financing activities:
proceeds from lines of credit	9,000	—	30,765
payments associated with lines of credit	(9,000)	(30,772)	—
proceeds from Paycheck Protection Program loan	—	—	7,606
payments associated with Paycheck Protection Program loan	—	(7,606)	—
proceeds from subordinated loan payable associated with the
noncontrolling interest of discontinued operation	—	—	250
cash paid for acquisition of businesses	—	—	(1,532)
dividends paid	(5,511)	(5,292)	(5,075)
repurchases of common stock	(1,752)	—	(1,680)
common stock surrendered for payroll withholding taxes	(50)	(25)	(51)
capital contribution associated with the noncontrolling interest
of discontinued operation	—	—	360
payments for debt issuance costs	(110)	(15)	—
net cash (used in) provided by financing activities	(7,423)	(43,710)	30,643
effect of exchange rate changes on cash and cash equivalents	(91)	131	(119)
(decrease) increase in cash and cash equivalents	(22,459)	(32,781)	29,782
cash and cash equivalents at beginning of year	37,009	69,790	40,008
cash and cash equivalents at end of year	$14,550	$37,009	$69,790

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. Additionally, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Ouanaminthe, Haiti during the fourth quarter of fiscal 2021. As a result, we are now the sole owner with full control of this cut and sew mattress cover operation (see Note 2 of the consolidated financial statements for further details regarding this business combination).

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China and Burlington, NC. During the third quarter of fiscal 2022, we also commenced operation of a new facility in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which are required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries, year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2022, 2021, and 2020.

Class International Holdings, Ltd. (CIH)

Equity Method of Accounting and Consolidation

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of Culp, Inc. (“Culp”), entered into a joint venture agreement pursuant to which Culp International owned 50% of CIH.

As a result of our initial 50% ownership interest, Culp’s investment in CIH was accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e., CIH) that is not consolidated but over which the reporting entity (i.e., Culp.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors, including representation on the investee’s board of directors, voting rights, and ownership level. In accordance with the equity method of accounting, our 50% proportionate share of earnings and losses from CIH were reflected in the caption “Income (loss) from investment in unconsolidated joint venture” in the Consolidated Statements of Net (Loss) Income for the first nine months of fiscal 2021 and the full fiscal 2020 year.

Effective February 1, 2021, Culp International entered into a Share Purchase Agreement to acquire the remaining 50% ownership interest in CIH. Pursuant to this transaction, Culp International is now the sole owner with full control over CIH. As a result, effective February 1, 2021, our consolidated financial statements now include all of the accounts of CIH, and any significant intercompany balances and transactions have been eliminated in consolidation. Furthermore, the equity method of accounting will no longer be used and the former investment in unconsolidated joint venture is now included in the net assets of our now 100% interest in CIH. (see Note 2 of the consolidated financial statements for further details regarding this business combination).

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2022, 2021, and 2020 included 52 weeks, 52 weeks, and 53 weeks, respectively.

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

A summary of our cash and cash equivalents by geographic area follows:

	May 1,	May 2,
(dollars in thousands)	2022	2021
United States	$4,430	$24,621
China	9,502	10,635
Canada	267	1,525
Haiti	341	220
Cayman Islands	10	8
	$14,550	$37,009

Throughout the year, we have cash balances regarding our U.S. operations of more than the federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments (Available-for-Sale)

During fiscal 2022, we sold all our short-term investments classified as available-for-sale, and therefore we did not report short-term investments classified as available-for-sale in the accompanying Consolidated Balance Sheet as of May 1, 2022. As of May 2, 2021, our short-term investments classified as available-for-sale were recorded at their fair values of $5.5 million, had an accumulated unrealized gain of $24,000, and resided with our U.S. operations. The fair value of our short-term investments approximated their cost basis.

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

Our long-term investments classified as available-for-sale were recorded at their fair value of $9.4 million and $8.4 million as of May 1, 2022, and May 2, 2021, respectively. These investments had an accumulated unrealized gain totaling $32,000 and $122,000 as of May 1, 2022, and May 2, 2021, respectively. The fair value of our long-term investments associated with our rabbi trust approximates their cost basis and reside with our U.S. operations.

Investments (Held-To-Maturity)

During fiscal 2022, we sold all our short-term investments classified as held-to-maturity, and therefore we did not report short-term or long-term investments classified as held-to-maturity in the accompanying Consolidated Balance Sheet as of May 1, 2022. As of May 2, 2021, our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and recorded at amortized cost.

As of May 2, 2021, the amortized cost and fair value of our held-to-maturity investments were $4.3 million.

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

All our investments classified as held-to-maturity resided with our U.S. operations.

Accounts Receivable and Current Expected Credit Losses

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

Inventories

We account for inventories at the lower of first-in, first-out (FIFO) cost or net realizable value.  Management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns.  As a result, we provide inventory valuation write-downs based upon established percentages based on the age of the inventory that are continually evaluated as events and market conditions require. Our inventory aging categories are six, nine, twelve, and fifteen months. We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values.

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred and presented in continuing operations during fiscal years 2022, 2021, or 2020. We did incur advertising costs totaling $1.7 million during fiscal 2020, which were included in net loss from discontinued operation in the fiscal 2020 Consolidated Statement of Net Loss.

Interest Costs

Total interest costs incurred were $17,000, $51,000, and, $190,000 during fiscal 2022, 2021, and 2020, respectively. All of the total interest costs incurred during fiscal years 2022 and 2021 were presented in continuing operations. Of the $190,000 in total interest costs incurred during fiscal 2020, $106,000 and $84,000 were presented in continuing operations and discontinued operations, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2022, 2021, or 2020.

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

A summary of our foreign currency exchange (losses) gains by geographic area follows:

(dollars in thousands)	2022	2021	2020
China	$(104)	$(1,389)	$42
Canada	(28)	(22)	(138)
	$(132)	$(1,411)	$(96)

Goodwill and Intangible Assets

Fiscal 2022 and 2021

No asset impairment charges were recorded during fiscal 2022 or fiscal 2021.

Fiscal 2020

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into four reporting units during fiscal 2020: mattress fabrics, upholstery fabrics, Read, and home accessories. Effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, and our home accessories reporting unit was eliminated at such time. As a result of this sale, we met the criteria outlined in ASC Topic 205-20 for our goodwill to be classified as held for sale and the results of operations and assets and liabilities for our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements (see Note 3 to the consolidated financial statements for further details).

ASC Topic 350 requires us to assess goodwill for impairment annually (the last day of our fiscal year) or between annual tests if we believe certain indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) overall decline in financial performance such as negative and declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. As a result, we first assess qualitative factors, such as the indicators outlined above, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test. The quantitative impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of income, discounted cash flows, and market approaches, which utilize comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of our third quarter and annual impairment assessments during the fourth quarter, we recorded asset impairment charges associated with our goodwill and tradenames totaling $33.9 million during fiscal 2020. Of the total $33.9 million, $20.2 million and $13.7 million were reported in discontinued operations and continuing operations, respectively. Also, of the total $33.9 million asset impairment charges, $27.2 million and $6.7 million pertained to goodwill and tradenames, respectively. Due to the asset impairment charges of $27.2 million associated with our goodwill, no goodwill was reported on our Consolidated Balance Sheet as of May 1, 2022, and May 2, 2021.

See Notes 8 and 9 to the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative test.

Income Taxes

Deferred Income Taxes – Overall

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets, liabilities, U.S. loss carryforwards, and foreign income tax credits at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income tax (expense) benefit in the period that includes the enactment date.

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

Uncertain Income Tax Positions

We recognize an income tax benefit for a tax position taken or expected to be taken in an income tax return if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, or litigation, or negotiation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The income tax effect recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of May 1, 2022, will be satisfied within one year or less.

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

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.3 million, $3.9 million, and $4.0 million fiscal 2022, 2021, and 2020, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Leases

We lease manufacturing facilities, office space, distribution centers, and equipment under operating lease arrangements. We determine if an arrangement is a lease at its inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Operating leases with an initial term of 12 months or less are not recognized in our Consolidated Balance Sheets. We account for lease components separately from non-lease components. We recognize a ROU asset and lease liability on the commencement date of a lease arrangement based on the present value of lease payments over the lease term.

A lease term may include renewal options if it is reasonably certain that the option to renew a lease period will be exercised. A renewal option is considered reasonably certain to be exercised if there is a significant economic incentive to exercise the renewal option on the date a lease arrangement is commenced.

For our leases, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The IBR represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Stock-Based Compensation

Our equity incentive plans are described more fully in Note 14 to the notes to the consolidated financial statements. ASC Topic 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to a non-employee are measured at the earlier date of when the performance criteria are met or at the end of each reporting period. Compensation expense for time-vested restricted stock awards is amortized on a straight-line basis over the respective vesting period. Compensation expense for performance-based restricted stock units is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many common stock shares are expected to be earned as of the end of the vesting period. If certain performance targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed.

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

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, lines of credit, accounts payable, and accrued expenses approximate their fair value because of the short maturity of these financial instruments.

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

Recently Issued Accounting Pronouncements

Currently, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

2.	BUSINESS COMBINATION ACHIEVED IN STAGES

Overview

Effective January 1, 2017, Culp International Holdings, Ltd. (“Culp International”), a wholly-owned subsidiary of the company, entered into a joint venture agreement pursuant to which Culp International owned 50% of CLASS International Holdings, Ltd. (“CIH). CIH produces cut and sewn mattress covers housed in two facilities totaling 120,000 square feet, located in a modern industrial park on the northeastern border of Haiti. Effective February 1, 2021 (sometimes referred to as the “acquisition date”), Culp International entered into a Share Purchase Agreement with its former joint venture partner pursuant to which Culp International acquired the remaining 50% ownership interest in CIH. We believe having sole ownership of this operation increases our flexibility and enhances our capacity by having near-shore capabilities that help us meet the needs of our mattress cover customers.

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

The consideration transferred for our now-100% ownership interest in connection with this acquisition totaled $2.7 million, of which $1.7 million represents the fair value of our previously held 50% ownership interest in CIH, and $954,000 represented the purchase price that was mostly paid at closing on February 1, 2021, for the remaining 50% ownership interest in CIH. We remeasured our previously held 50% ownership interest in CIH at its acquisition date fair value. As of the acquisition date, the fair value of our previously held 50% ownership interest totaling $1.7 million represented its carrying amount, and therefore, no gain or loss was recognized in earnings for the remeasurement of our previously held 50% ownership interest.

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

Gain on Bargain Purchase

Concurrent with our acquisition of the remaining 50% ownership interest in CIH, our former joint venture partner sold its mattress related business to a third party. Our acquisition of the remaining 50% ownership interest in CIH was undertaken due to this sale and the terms negotiated therewith. As a result, the $3.5 million fair value of the identifiable assets acquired and liabilities assumed exceeded the consideration transferred of $2.7 million. Consequently, we (i) reassessed the recognition and measurement of the assets acquired, liabilities assumed, and previously held ownership interest; (ii) gained an understanding of why there was a bargain purchase; and (iii) reviewed the rebate and supply agreements that were executed concurrent with the Share Purchase Agreement. As part of our review of the rebate and supply agreements, we verified that the terms of these agreements were consistent with fair market value terms and are considered separate transactions and not considered part of the business combination. Accordingly, this acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of $819,000, which is reported in the line-item “gain on bargain purchase” in the fiscal 2021 Consolidated Statement of Net Income.

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

The transactions associated with the supply and rebate agreements will be accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. During fiscal 2022 and the period from February 1, 2021, through May 2, 2021, shipments pursuant to the supply agreement were $1.6 million and $379,000, respectively. During fiscal 2022 and the period from February 1, 2021, through May 2, 2021, charges of $73,000 and $25,000 pursuant to the rebate agreement were included in net sales in the Consolidated Statement of Net (Loss) Income.

Acquisition-Related Costs

Acquisition-related costs totaling $30,000 were included in selling, general, and administrative expenses in the fiscal 2021 Consolidated Statement of Net Income.

Other

Actual revenue and net loss from the acquisition date of February 1, 2021, through May 2, 2021, included in our fiscal 2021 Consolidated Statement of Net Income totaled $379,000 and $(2,000), respectively.

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

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income (loss) of CIH as a separate line titled “income (loss) from investment in consolidated joint venture” in the accompanying Consolidated Statements of Net (Loss) Income. Our 50% proportionate share of the net income (loss) of the unconsolidated joint venture was $31,000 and $(125,000) during fiscal 2021 and 2020, respectively.

3.	HOME ACCESSORIES SEGMENT

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

The remaining $1 million we previously loaned to eLuxury and the outstanding trade accounts payable balance of $613,000 due from eLuxury to us was paid in full in accordance with the terms of the sale agreement outlined above.

Discontinued Operation Financial Statement Presentation and Disclosures

Financial Statement Presentation

Due to the sale of our entire ownership interest in eLuxury, our home accessories segment was eliminated. Consequently, we determined that the results from operations and assets and liabilities associated with our home accessories segment were to be excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements. As a result, we classified the results from operations of our home accessories segment separately in captions titled “Discontinued Operations” within our fiscal 2020 Consolidated Statements of Net Loss.

Consolidated Balance Sheet as of Disposal Date

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

Net Loss from Discontinued Operation

The following is a reconciliation of the major classes of financial statement line items constituting loss before income taxes from discontinued operation that are disclosed in the notes to the financial statements to loss from discontinued operation that are presented in the fiscal 2020 Consolidated Statements of Net Loss:

(dollars in thousands)	2020
net sales	$13,763
cost of sales	(10,953)
gross profit	2,810
selling, general and administrative expenses	(4,100)
asset impairments (1)	(20,202)
reversal of contingent consideration - earn-out obligation (2)	5,856
interest expense (3)	(84)
other income	34
loss from discontinued operation related to major classes of loss before income taxes	(15,686)
loss on disposal of discontinued operation (4)	(1,891)
loss before income taxes from discontinued operation	(17,577)
income tax benefit	68
net loss from discontinued operation	$(17,509)
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
(3)

Interest expense is directly attributable to our discontinued operation as it pertains to loans payable assumed by the buyer, (the noncontrolling interest) or required to be paid to Culp Inc. based on the terms of the sale agreement.

(4)	See separate section below titled “Consolidation and Deconsolidation” for further details.

The following is a summary of net loss from continuing operations, net loss from discontinued operation, and net loss attributable Culp Inc. common shareholders and the noncontrolling interest for fiscal year 2020:

(dollars in thousands)	2020
net loss from continuing operations	$(11,158)
net loss from continuing operations attributable to noncontrolling interest	—
net loss from continuing operations attributable to Culp Inc. common shareholders	$(11,158)
net loss from discontinued operation	$(17,509)
net loss from discontinued operation attributable to noncontrolling interest	4,674
net loss from discontinued operation attributable to Culp Inc. common shareholders	$(12,835)
net loss	$(28,667)
net loss from noncontrolling interest	4,674
net loss attributable to Culp Inc. common shareholders	$(23,993)

Cash Flow Disclosures

Our discontinued operation had net cash used in operating activities totaling $(2.3) million during fiscal 2020. Our discontinued operation had net cash used in investing activities totaling $(134,000) during fiscal 2020. Our discontinued operation had net cash provided by financing activities, all of which were loan proceeds and capital contributions from Culp Inc. and the noncontrolling interest holder of eLuxury totaling $2.4 million during fiscal 2020.

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

Consolidation and Deconsolidation

Consolidation

Prior to the disposal of eLuxury, we included all the accounts of eLuxury in our consolidated financial statements and eliminated all significant intercompany balances and transactions during the first nine months of fiscal 2020. Net loss attributable to the noncontrolling interest in eLuxury was excluded from net loss attributable to Culp Inc. common shareholders during the first nine months of fiscal 2020.

Substantive Profit-Sharing Provisions

The Equity Agreement related to the acquisition of our ownership interest in eLuxury contained substantive profit-sharing provisions which explicitly stated the ownership interests as of the acquisition date of June 22, 2018, and the allocation of net income or loss between us, as the controlling interest holder, and the noncontrolling interest holder. The Equity Agreement stated that as of the acquisition date, we acquired an 80% ownership interest in eLuxury, with the seller retaining a 20% noncontrolling interest. Additionally, eLuxury’s net income or loss, future capital contributions and equity distributions were allocated at a percentage of 70% to or from us and 30% to or from the noncontrolling interest holder. Also, the Equity Agreement included certain loss limitations pursuant to which net losses allocated pursuant to the Equity Agreement would not exceed the maximum amount of net loss that could be allocated without causing any owners to have a capital account deficit as defined in the agreement.

The carrying value of our controlling interest and the noncontrolling interest was recorded based on the terms of the substantive profit-sharing provisions of the Equity Agreement. As a result, eLuxury’s total net asset balance of $1.9 million as of March 31, 2020 (the disposal date), represented the carrying value of our interest (the controlling interest holder) in eLuxury.

Deconsolidation

A parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time. As a result, we deconsolidated eLuxury from our consolidated financial statements on March 31, 2020, and recognized a loss on disposal of discontinued operation totaling $1.9 million. The $1.9 million loss on disposal of discontinued operation represented the entire carrying amount of eLuxury’s assets less liabilities as of the disposal date of March 31, 2020. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury, and we did not retain a noncontrolling interest in eLuxury. Additionally, based on the terms of the substantive profit-sharing provisions stated in the Equity Agreement, the noncontrolling interest holder did not have a carrying amount for its interest in eLuxury.

Continuing Obligations, Financial Commitments, and Continuing Relationships with the Discontinued Operation

Supply Agreement

In connection with the sale of our entire ownership interest in eLuxury, we entered into a supply agreement with eLuxury to preserve an additional sales channel for our core products – upholstery and mattress fabrics. The supply agreement requires eLuxury to purchase all its requirements at fair market prices for mattress and upholstery fabrics products of the type we were supplying to eLuxury at the time of the sale transaction, as well as certain home accessories and soft goods products, subject to our ability to provide competitive pricing and delivery terms for such products. There are no guarantees or provisions under the supply agreement that require eLuxury to purchase a minimum amount of our products.

On January 12, 2022, we entered into an agreement with eLuxury that extended the term of the supply agreement from its original expiration date of March 31, 2022, to March 31, 2027.

During fiscal 2022 and 2021, shipments to eLuxury pursuant to the supply agreement were $103,000 and $331,000, respectively. During the three-month period after the disposal date of March 31, 2020, and through our fiscal year end date of May 3, 2020, shipments to eLuxury pursuant to the supply agreement totaled $7,000.

As a result of our continuing involvement with eLuxury, we reported net sales and the related cost of sales associated with our inventory shipments to eLuxury, which required us to report these transactions in continuing operations for all periods presented in our Consolidated Statements of Net (Loss) Income. During fiscal 2020, we reported both net sales and cost of sales totaling $968,000 that were previously eliminated in consolidation and occurred prior to the March 31, 2020, disposal date.

Royalty Agreement

Also in connection with the sale of our entire ownership interest in eLuxury, we entered into a royalty agreement with eLuxury that required eLuxury to pay us a royalty fee based on a percentage of sales, as defined in the royalty agreement. On January 12, 2022, we entered into an agreement with eLuxury that terminated this royalty agreement and required eLuxury to pay us a termination fee of $150,000.

During fiscal years 2022, 2021, and 2020, royalty payments received pursuant to the royalty agreement were immaterial.

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

4.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 1,	May 2,
(dollars in thousands)	2022	2021
customers	$22,613	$38,455
allowance for doubtful accounts	(292)	(591)
allowance for cash discounts	(74)	(124)
reserve for returns and allowances and discounts	(21)	(14)
	$22,226	$37,726

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2022	2021	2020
beginning balance	$(591)	$(472)	$(393)
provision for bad debts	74	(119)	(79)
write-offs, net of recoveries	225	—	—
ending balance	$(292)	$(591)	$(472)

As of May 1, 2022, and May 2, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $292,000 and $591,000 as of May 1, 2022, and May 2, 2021, respectively.

A summary of the activity in the allowance for returns and allowances and discounts follow:

(dollars in thousands)	2022	2021	2020
beginning balance	$(138)	$(84)	$(226)
provision for returns and allowances and discounts	(1,386)	(1,665)	(1,603)
credits issued and discounts taken	1,429	1,611	1,745
ending balance	$(95)	$(138)	$(84)

Subsequent Event

On June 25, 2022, a customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subject to court approval, our customer and its affiliates entered into an asset purchase agreement for the sale of substantially all of its assets. The proposed buyer under the asset purchase agreement has also provided a commitment for debtor-in-possession financing to allow our customer and its affiliates to conduct normal business operations pending the anticipated closing of the sale. A credit loss associated with accounts receivable outstanding as of May 1, 2022, for this customer and its affiliates was not recorded as we received payment in full regarding these invoices and, based on information available to us at this time, we do not believe there is a risk of loss on these accounts. In addition, based on the information available to us at this time, we currently do not expect to record a material credit loss associated with accounts receivable for this customer and its affiliates for outstanding invoices after May 1, 2022 relating to products sold prior to the bankruptcy filing.

5.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Nature of Performance Obligations

Continuing Operations

Our continuing operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential and commercial furniture manufacturers. In addition, the upholstery fabrics segment includes Read, which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services of Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Our primary performance obligations include the sale of mattress fabrics and upholstery fabrics, as well as the performance of customized fabrication and installation services of Read’s products associated with window treatments.

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the notes to the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, net sales associated with our home accessories segment were excluded from our continuing operations and presented within discontinued operation in our Consolidated Statement of Net Loss for fiscal 2020.

The home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

Prior to its disposal, our former home accessories segment reported net sales totaling $13.8 million during fiscal 2020. Revenue associated with the sales of home accessories products was recognized at the point-in-time when control was transferred to the customer.

Significant Judgments

See Note 1 of the consolidated financial statements for disclosure of our accounting policies regarding our significant judgements associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15-60 days.  Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of May 1, 2022, or May 2, 2021.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2022	Fiscal 2021
Beginning Balance	$540	$502
Revenue recognized on contract liabilities	(3,434)	(2,459)
Payments received for services not yet rendered	3,414	2,497
Ending Balance	$520	$540

Disaggregation of Revenue

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2022:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$152,159	$133,622	$285,781
Services transferred over time	—	9,058	9,058
Total Net Sales	$152,159	$142,680	$294,839

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

The following table presents our disaggregated revenue related to continuing operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2020:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$131,412	$114,154	$245,566
Services transferred over time	—	10,600	10,600
Total Net Sales	$131,412	$124,754	$256,166

6.	INVENTORIES

A summary of inventories follows:

(dollars in thousands)	May 1, 2022	May 2, 2021
raw materials	$13,477	$7,742
work-in-process	4,237	3,156
finished goods	48,843	45,019
	$66,557	$55,917

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	depreciable lives (in years)	May 1, 2022	May 2, 2021
land and improvements	0-10	$947	$937
buildings and improvements	7-40	31,628	31,205
leasehold improvements	**	3,474	2,884
machinery and equipment	3-15	67,827	65,258
data processing equipment and software	3-7	8,706	8,261
office furniture and equipment	3-10	1,643	1,313
capital projects in progress		613	3,077
		114,838	112,935
accumulated depreciation		(73,136)	(68,932)
		$41,702	$44,003

**	Shorter of life of lease or useful life.

8.	INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	May 1, 2022	May 2, 2021
Tradenames	$540	$540
Customer relationships, net	1,636	1,937
Non-compete agreement, net	452	527
	$2,628	$3,004

Tradename

A summary of the change in the carrying amount of our tradename follows:

(dollars in thousands)	2022	2021	2020
beginning balance	$540	$540	7,232
loss on impairment - continuing operations	—	—	(143)
loss on impairment - discontinued operation (note 3)	—	—	(6,549)
ending balance	$540	$540	540

Our tradename as of May 1, 2022, and May 2, 2021, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessments as of May 1, 2022, and May 2, 2021, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename during fiscal 2022 or fiscal 2021.

Continuing Operations (Fiscal 2020)

As of April 28, 2019, the tradename associated with our continuing operations totaled $683,000 and was associated with Read.

In accordance with ASC Topic 350 Intangibles – Goodwill and Other, we are required to assess our tradenames for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed an annual assessment of Read’s tradename as of May 3, 2020. First, we performed a qualitative assessment in which we concluded that it was more likely than not that the fair value of Read’s tradename was less than its carrying amount. This conclusion was based on impairment indicators that existed, such as our unfavorable financial performance and the significant decline in the price per share of our common stock and market capitalization stemming from the COVID-19 global pandemic. Since we determined it was more likely than not that the fair value of Read’s tradename was less than its carrying amount, we performed a quantitative impairment test. Our quantitative impairment test involved determining the fair value of Read’s tradename utilizing the relief from royalty method and comparing the respective fair value of Read’s tradename with its carrying amount. Consequently, based on our quantitative impairment test, we recorded an asset impairment charge totaling $143,000 in the fiscal 2020 Consolidated Statement of Net Loss.

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

Fourth Quarter of Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership interest in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $4.2 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the notes to the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. The $4.2 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2022	2021	2020
beginning balance	$1,937	2,238	2,538
amortization expense	(301)	(301)	(300)
ending balance	$1,636	1,937	2,238

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of May 1, 2022, and May 2, 2021. Accumulated amortization for these customer relationships was $1.5 million and $1.2 million as of May 1, 2022, and May 2, 2021, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2023 - $301,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; and thereafter - $154,000.

The weighted average amortization period for our customer relationships is 5.7 years as of May 1, 2022.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2022	2021	2020
beginning balance	$527	$602	678
amortization expense	(75)	(75)	(76)
ending balance	$452	$527	602

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of May 1, 2022, and May 2, 2021. Accumulated amortization for this non-compete agreement was $1.6 million and $1.5 million as of May 1, 2022, and May 2, 2021, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2023 - $76,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $75,000, and thereafter - $73,000.

The weighted average amortization period for the non-compete agreement is 6.0 years as of May 1, 2022.

9.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2020
beginning balance	$27,222
loss on impairment - continuing operations	(13,569)
loss on impairment - discontinued operation (note 3)	(13,653)
ending balance	—

As a result of asset impairments incurred during fiscal 2020 described below, we did not report goodwill in the accompanying Consolidated Balance Sheets as of May 1, 2022, and May 2, 2021.

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

Fourth Quarter of Fiscal 2020

During the fourth quarter of fiscal 2020, management made a strategic decision to sell our entire ownership interest in eLuxury to focus on our core products of mattress and upholstery fabrics, which we believed would increase our liquidity and assist with our comprehensive response to the COVID-19 global pandemic. As a result, we recorded an additional asset impairment charge of $2.4 million based on the expected selling price of our entire ownership in eLuxury in comparison to its carrying amount, including goodwill. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets that were associated with the sale of our entire ownership interest in eLuxury. The $2.4 million asset impairment charge recorded during the fourth quarter is presented within the discontinued operation section of our fiscal 2020 Consolidated Statement of Net Loss.

10.	ACCRUED EXPENSES

(dollars in thousands)	May 1, 2022	May 2, 2021
compensation and related benefits	$4,248	$9,816
other	3,584	5,023
	$7,832	$14,839

11.	LINES OF CREDIT

Revolving Credit Agreement – United States

Overall

As of May 1, 2022, our Credit Agreement (the “Existing Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) provided a revolving loan commitment of $30 million, was set to expire on August 15, 2022, and allowed us to issue letters of credit not to exceed $1 million.

Interest was charged under the Existing Credit Agreement at a rate (applicable interest rate of 2.40% and 1.71% as of May 1, 2022, and May 2, 2021, respectively) as a variable spread over LIBOR based on our ratio of debt to EBITDA. Outstanding borrowings were secured by a pledge of 65% of the common stock of Culp International Holdings, Ltd. (a subsidiary located in the Cayman Islands).

There were $275,000 of outstanding letters of credit provided by the Existing Credit Agreement as of May 1, 2022, and May 2, 2021. As of May 1, 2022, we had $725,000 remaining for the issuance of additional letters of credit.

There were no borrowings outstanding under the Existing Credit Agreement as of May 1, 2022, or May 2, 2021.

Subsequent Event

Effective June 24, 2022, we entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with Wells Fargo. The Amended Agreement amends, restates, supersedes, and serves as a replacement for the Existing Credit Agreement. The Amended Agreement provides a revolving credit facility of up to $40 million, is secured by a lien on the company’s assets, and expires in June 2025. The proceeds of borrowings under the Amended Agreement are to be used for working capital and other general corporate purposes.

The company’s available borrowings under the Amended Agreement are based on a borrowing base calculation using certain accounts receivable and inventory of the company, subject to certain sub-limits as defined in the Amended Agreement, to be calculated on a monthly basis. Similar to the Existing Credit Agreement, the Amended Agreement contains a sub-facility that allows the company to issue letters of credit in an aggregate amount not to exceed $1 million.

Borrowings under the Amended Agreement bear interest at a rate calculated using a margin (the “Applicable Margin”) over the Federal Reserve Bank of New York’s secured overnight funding rate (SOFR). The Applicable Margin is set initially at 1.35% and may vary under the terms of the Amended Agreement from 1.35% to 2.50%, depending on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement, determined on a quarterly basis. The Amended Agreement contains customary affirmative and negative covenants and requires compliance by the company with certain financial covenants, including minimum tangible net worth of $100 million plus 50% of annual net income, and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.0 to 1.0 as defined in the Amended Agreement. The EBITDA to interest expense covenant does not apply during the first three quarters of the company’s fiscal 2023, but during that period, the company must maintain minimum “access to liquidity” of $15 million, which is defined as unencumbered liquid assets plus available and unused credit under the revolving credit facility as calculated using the borrowing base, all as defined in the Amended Agreement.

Revolving Credit Agreements – China

Denominated in Chinese Yuan Renminbi (RMB)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($6.1 million USD as of May 1, 2022). This agreement has an interest rate determined by the Chinese government at the time of borrowing and was renewed during the third quarter of fiscal 2022 to extend the expiration date to November 15, 2022.

There were no borrowings outstanding under this agreement as of May 1, 2022, or May 2, 2021, respectively.

Denominated in United States Dollar (USD)

We have an unsecured credit agreement denominated in USD with another bank located in China that provides for a line of credit of up to $2 million USD and expires on August 30, 2022. The interest rate regarding this agreement is determined by the Chinese government at the time of borrowing.

There were no borrowings outstanding under this agreement as of May 1, 2022, or May 2, 2021, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of May 1, 2022, we were in compliance with our financial covenants.

Interest paid during fiscal years 2022, 2021, and 2020 was $10,000, $60,000, and $124,000, respectively.
12.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2022	2021	2020
(loss) income from continuing operations	$2,886	$7,693	$3,354
loss from discontinued operation	—	—	(68)
	$2,886	$7,693	$3,286

Income tax expense attributable to (loss) income from continuing operations consists of:

(dollars in thousands)	2022	2021	2020
current
federal	$—	(17)	—
state	2	3	7
foreign	2,156	4,151	4,248
uncertain income tax positions	37	(204)	725
	2,195	3,933	4,980
deferred
federal	1,121	(1,933)	(1,875)
state	47	(80)	(103)
2017 Tax Cuts and Jobs Act	—	(3,674)	—
undistributed earnings – foreign subsidiaries	76	112	(114)
U.S. Federal & State carryforwards and credits	(971)	451	974
uncertain income tax positions	(380)	380	(380)
foreign	615	(22)	(247)
valuation allowance	183	8,526	119
	691	3,760	(1,626)
	$2,886	7,693	3,354

(Loss) income before income taxes from continuing operations related to our foreign and U.S. operations consists of:

(dollars in thousands)	2022	2021	2020
Foreign
China	$6,998	10,007	8,316
Canada	1,302	4,764	(1,391)
Haiti	(980)	817	—
Cayman Islands	—	(5)	(6)
Total Foreign	7,320	15,583	6,919
United States	(7,645)	(4,703)	(14,598)
	$(325)	10,880	(7,679)

The following schedule summarizes the principal differences between the income tax expense from continuing operations at the federal income tax rate and the effective income tax rate from continuing operations reflected in the consolidated financial statements:

	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
valuation allowance	(56.3)	78.4	(1.6)
income tax effects of the 2017 Tax Cuts and Jobs Act	—	(33.8)	—
global intangible low taxed income tax (GILTI)	(540.9)	—	(19.0)
foreign tax rate differential	(206.2)	10.9	(5.4)
income tax effects of Chinese foreign exchange gains and losses	(20.6)	(8.4)	(5.0)
withholding taxes associated with foreign tax jurisdictions	(172.8)	7.7	(16.0)
uncertain income tax positions	105.4	1.6	(4.8)
U.S. state income taxes	21.5	0.3	0.4
stock-based compensation	(3.3)	0.3	(0.3)
gain on bargain purchase	—	(1.6)	—
income tax effects of impairment of nondeductible goodwill	—	—	(11.3)
other (2)	(35.8)	(5.7)	(1.7)
Consolidated effective income tax rate (1)	(888.0)%	70.7%	(43.7)%

(1)

Our consolidated effective income tax rates for all fiscal years presented were negatively affected by the mix of consolidated (loss) income before income taxes from continuing operations, as significant pre-tax losses have been incurred by our U.S. operations and almost all our taxable income was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. As a result, income tax expense incurred stems from taxable income from our foreign jurisdictions that exceeds our consolidated (loss) income before income taxes from continuing operations. Accordingly, the extent of the fluctuations in our consolidated effective income tax rates is dependent on the extent income tax expense incurred from our foreign operations compares with our consolidated (loss) income before income taxes from continuing operations that has been significantly lowered by our U.S. operations.

(2)	“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment and income tax provision to return adjustments.

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2022	2021
deferred tax assets:
accounts receivable	$227	362
inventories	2,020	2,019
compensation	2,437	3,284
liabilities and other	28	23
intangible assets and goodwill	536	690
property, plant, and equipment (1)	199	202
operating lease liability	1,297	836
foreign income tax credits - U.S.	783	783
loss carryforwards – U.S.	8,373	7,533
valuation allowance - U.S.	(11,857)	(11,674)
total deferred tax assets	4,043	4,058

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(3,586)	(3,521)
unrecognized tax benefits – U.S.	—	(380)
property, plant and equipment (2)	(4,292)	(3,968)
right of use assets	(1,520)	(855)
other	(121)	(119)
total deferred tax liabilities	(9,519)	(8,843)
Net deferred liabilities	$(5,476)	(4,785)

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

As of May 1, 2022, our U.S. federal net operating loss carryforwards totaled $23.7 million, with related future income tax benefits of $5.0 million. In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. As of May 1, 2022, all our unused U.S. federal net operating loss carryforwards were generated during fiscal 2019 and after, and therefore, do not expire in accordance with the TCJA. As of May 1, 2022, our U.S. state net operating loss carryforwards totaled $28.0 million, with related future income tax benefits of $1.0 million. Our U.S. state net operating loss carryforwards totaling $28.0 million have expiration dates ranging from fiscal years 2023 through 2043. Our U.S. foreign income tax credits of $783,000 have expiration dates ranging from fiscal years 2026 through 2028, which represent 10 years from when the associated earnings and profits from our foreign subsidiaries were repatriated to the U.S.

GILTI

Fiscal 2020

In accordance with the TJCA, GILTI became effective during fiscal 2019. Our policy to account for GILTI is to expense this tax in the period incurred. As a result, we recorded an income tax charge of $1.9 million during fiscal 2020.

Fiscal 2021

Effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding the GILTI tax provisions of the TCJA. With the enactment of these final regulations, we became eligible for an exclusion from GILTI if we meet the provisions for the GILTI High-Tax exception included in these final regulations on a jurisdiction-by-jurisdiction basis. To meet the provisions of the GILTI High-Tax exception, the tested foreign entity’s effective income tax rate related to current year’s earnings must be higher than 90% of the U.S. federal income tax rate of 21% (i.e.,18.9%). In addition, the enactment of the new regulations and the provisions for the GILTI High-Tax exception were retroactive to the original enactment of the GILTI tax provision, which included our fiscal 2019 and 2020 fiscal years.

Since we met the requirements for the GILTI High-Tax exception for our fiscal 2019 and 2020 fiscal years, we recorded a non-cash income tax benefit of $3.6 million resulting from the re-establishment of certain U.S. federal net operating loss carryforwards. The

$3.6 million income tax benefit was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

Fiscal 2022

We did not meet the GILTI High-Tax exception for the 2021 tax year regarding our foreign operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with current year’s earnings. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

We do not expect to meet the GILTI High-Tax exception for the 2022 tax year regarding our operations located in Canada and Haiti. With regards to Canada, we placed several significant capital projects into service during fiscal 2022, and therefore, are eligible for a significant amount of deductible accelerated depreciation. As a result, our current year’s income tax expense is much lower than prior fiscal years, and therefore, our current effective income tax rate is expected to be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. For our operations located in Haiti, taxable income or losses are not subject to income tax, as we are in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have ten years remaining. Since our operations located in Haiti are not subject to income tax, our projected current effective income tax rate of 0% will be lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Although, our operations located in Canada and Haiti did not meet the GILTI High-Tax exception, we did not incur any GILTI tax for the 2022 tax year, as the losses subject to GILTI tax from our Haitian operations exceeded the income subject to GILTI tax from our Canadian operation.

Deferred Income Taxes – Valuation Allowance

Assessment

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

As of May 1, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years. In addition, we are currently expecting U.S. taxable losses to continue into fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S deferred income tax assets would not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of May 1, 2022, and May 2, 2021, valuation allowances against our U.S. net deferred income tax assets pertain to the following:

(dollars in thousands)	May 1, 2022	May 2, 2021
U.S. federal and state net deferred income tax assets	$9,527	$9,344
U.S. capital loss carryforward	2,330	2,330
	$11,857	$11,674

A summary of the change in the valuation allowances against our U.S. net deferred income tax assets follows:

(dollars in thousands)	2022	2021	2020
beginning balance	$11,674	3,148	748
change in judgement of beginning of year U.S. valuation allowance (1)	—	6,964	—
change in valuation allowance associated with current year earnings	1,640	1,004	—
establishment of valuation allowance (2)	—	—	2,281
change in estimate during current year (3)	(1,457)	558	119
ending balance	$11,857	11,674	3,148

(1)

Refer to the above Assessment within the section titled Deferred Income Taxes – Valuation Allowance for further details regarding our assessment and conclusions reached for providing a full valuation allowance against our U.S net deferred income tax assets during the first quarter of fiscal 2021.

(2)

In connection with the sale of a discontinued operation that was treated as a partnership for income tax purposes, we generated a capital loss carryforward totaling $10.9 million with a related future income tax benefit of $2.3 million. Since capital losses can only be offset by capital gains, we established a full valuation allowance on this capital loss carryforward, as we do not have capital assets that would generate capital gains that would utilize this carryforward.

(3)

Amount represents changes in our U.S. net deferred income tax asset balances during the current year that pertain to (i) income tax provision to return adjustments, (ii) changes in estimates of our U.S. effective income tax rate that pertain to U.S. state income tax rates and apportionment percentages, (iii) recognition of uncertain income tax position due to expiration of statute of limitations, and (iv) other immaterial items.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess (i) whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company, and (ii) if we are required to record a deferred income tax liability for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of May 1, 2022, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company.  The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.  Therefore, a deferred income tax liability will be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability of $3.6 million and $3.5 million as of May 1, 2022, and May 2, 2021, respectively.

Uncertainty in Income Taxes

An unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, or negotiation, or litigation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2022	2021	2020
beginning balance	$1,444	1,269	903
increases from prior period tax positions	114	249	106
decreases from prior period tax positions	(77)	(74)	(85)
lapse of applicable statute of limitations	(380)	—	—
increases from current period tax positions	—	—	434
decreases from current period tax positions	—	—	(89)
ending balance	$1,101	1,444	1,269

As of May 1, 2022, we had $1.1 million of total gross unrecognized tax benefits, of which the entire $1.1 million would favorably affect the income tax rate in future periods. As of May 2, 2021, we had $1.4 million of total gross unrecognized tax benefits, of which $1.1 million would favorably affect the income tax rate in future periods.

As of May 1, 2022, we had $1.1 million of total gross unrecognized tax benefits, of which the entire $1.1 million was classified as income taxes payable-long-term in the accompanying Consolidated Balance Sheets. As of May 2, 2021, we had $1.4 million of total gross unrecognized tax benefits, of which $1.1 million and $380,000 were classified as income taxes payable-long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets.

We elected to classify interest and penalties as part of income tax expense. As of May 1, 2022, and May 2, 2021, the gross amount of interest and penalties due to unrecognized tax benefits was $125,000 and $165,000, respectively.

Our gross unrecognized income tax benefit of $1.1 million as of May 1, 2022, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2018 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2017 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2022	2021	2020
United States Federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$(1,510)	$—
United States Federal - Transition Tax	266	226	—
China - Income Taxes	2,036	2,076	2,559
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	487	798	838
Canada - Income Taxes	311	1,408	1,598
	$3,100	$2,998	$4,995

(1)

In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received refunds totaling $1.5 million in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Leases

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of May 1, 2022, and May 2, 2021, are as follows:

(dollars in thousands)	May 1, 2022	May 2, 2021
Right of use assets	$15,577	$11,730
Operating lease liability - current	3,219	2,736
Operating lease liability – noncurrent	7,062	6,821

Supplemental Cash Flow Information

(dollars in thousands)	2022	2021	2020
Operating lease liability payments	$2,954	$2,634	$2,524
Right of use assets exchanged for lease liabilities	3,762	8,014	344

Operating lease costs associated with continuing operations were $3.9 million, $2.9 million, and $2.6 million during fiscal 2022, 2021, and 2020, respectively. During fiscal 2020, operating lease costs totaling $204,000 were associated with our former home accessories segment and were presented within loss from discontinued operations in the fiscal 2020 Consolidated Statement of Net Loss. Short-term lease costs were $68,000, $55,000, and $148,000 during fiscal 2022, 2021, and 2020, respectively. Variable lease expense was immaterial for fiscal 2022, 2021, and 2020.

As of May 1, 2022, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.29 years
Weighted average discount rate	1.77%

As of May 2, 2021, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	4.36 years
Weighted average discount rate	2.41%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)	Amount
2023	$3,367
2024	2,986
2025	1,945
2026	493
2027	457
Thereafter	1,409
10,657
Less: interest	(376)
Present value of lease liabilities	$10,281

Related Party Lease – Mattress Fabrics Segment

We have an agreement to lease a facility totaling 65,886 square feet from a partnership owned by an immediate family member of an officer of the company. The current non-cancelable lease term for this facility ends September 30, 2023. Rents paid to the entity owned by an immediate family member of an officer totaled $148,000, $151,000, and $157,000 in fiscal 2022, 2021, and 2020, respectively.

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that these actions, when ultimately concluded and settled, will not have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of May 1, 2022, and May 2, 2021, we had total amounts due regarding capital expenditures totaling $473,000 and $348,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of May 1, 2022, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $580,000.
14.	STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan.

As of May 1, 2022, there were 577,349 shares available for future equity-based grants under the company’s 2015 Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2022, 2021, and 2020:

	2022	2021	2020
	Shares	Shares	Shares
outstanding at beginning of year	174,295	44,399	10,000
granted	37,991	129,896	34,399
forfeited	(2,002)	—	—
outstanding at end of year	210,284	174,295	44,399

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2022, 2021, and 2020:

		(1)
	Restricted	Price	Vesting
Date of Grant	Stock Awarded	Per Share	Period
July 22, 2021	37,991	$14.75	3 years
August 6, 2020	129,896	$11.01	3 years
July 18, 2019	34,399	$18.49	3 years

(1)	Price per share represents closing price of our common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $893,000, $614,000, and $220,000 within selling, general, and administrative expense for time-based restricted stock units in fiscal 2022, 2021, and 2020, respectively.

As of May 1, 2022, the remaining unrecognized compensation cost related to our time-based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.6 years. As of May 1, 2022, our time-based restricted stock unit awards that were expected to vest had a fair value totaling $1.4 million.

Performance-Based Restricted Stock Units

Senior Executives

We grant performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit award agreements.

Our performance-based restricted stock units granted to senior executives were measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on July 22, 2021, and July 18, 2019:

	July 22,	July 18,
	2021	2019
Closing price of our common stock	$14.75	$18.49
Expected volatility of our common stock	54.2%	30.0%
Expected volatility of peer companies (1)	45.7% - 101.5%	29.9% - 82.3%
Risk-free interest rate	0.33%	1.73%
Dividend yield	3.00%	2.10%
Correlation coefficient of peer companies (1)	0.03 - 0.35	0.00 - 0.43

(1)

The expected volatility and correlation coefficient of our peer companies for the July 22, 2021, and July 18, 2019, grant dates were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

Key Employees and a Non-Employee

We grant performance-based restricted stock units which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period, as defined in the related restricted stock unit award agreements. Our performance-based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards. Our performance-based restricted stock units granted to a non-employee, which vested during the first quarter of fiscal 2020, were measured based on the fair market value (the closing price of our common stock) on the date when the performance criteria were met.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that were unvested as of May 1, 2022:

		(4)
	(3)	Restricted Stock
	Restricted Stock	Units Expected	Price Per		Vesting
Date of Grant	Units Awarded	to Vest	Share		Period
July 22, 2021 (1)	122,476	—	$15.93	(5)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(7)	3 years
July 18, 2019 (1)	93,653	727	$19.04	(6)	3 years
July 18, 2019 (2)	29,227	435	$18.49	(7)	3 years

(1)	Performance-based restricted stock units awarded to certain senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met, as defined in the related restricted stock unit award agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of May 1, 2022.

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

(7)	Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during fiscal 2022, 2021, and 2020:

		(3)	(4)
	Common	Weighted	Weighted
	Stock Shares	Average	Average Price
Fiscal Year	Vested	Fair Value	Per Share
Fiscal 2022 (1)	5,051	$87	$17.14
Fiscal 2022 (1)	5,812	$100	$17.14
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (1)	3,710	$37	$9.96
Fiscal 2020 (1)	11,351	$197	$17.36
Fiscal 2020 (2)	4,961	$86	$17.36

(1)	Senior executives and key employees.
(2)	Non-employee.
(3)	Dollar amounts are in thousands.
(4)	The weighted average price per share is derived from the closing prices of our common stock on the dates the respective performance-based restricted stock units vested.

We recorded a (credit) charge to compensation expense totaling $(81,000), $357,000, and $114,000 within selling, general, and administrative expense associated with our performance-based restricted stock units for fiscal years 2022, 2021, and 2020, respectively.

As of May 1, 2022, the remaining unrecognized compensation cost related to the performance-based restricted stock units was $2,000, which is expected to be recognized over a weighted average vesting period of 0.2 years. As of May 1, 2022, our performance-based restricted stock units that are expected to vest had a fair value totaling $1,000.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2022, 2021, and 2020:

	Common	(1)
	Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
April 1, 2022 - Fiscal 2022	10,562	$7.93	Immediate
January 3, 2022 - Fiscal 2022	8,357	$10.02	Immediate
October 1, 2021 - Fiscal 2022	6,426	$13.03	Immediate
July 1, 2021 - Fiscal 2022	4,312	$16.24	Immediate
April 1, 2021 - Fiscal 2021	4,467	$15.67	Immediate
January 4, 2021 - Fiscal 2021	4,563	$15.34	Immediate
October 1, 2020 - Fiscal 2021	5,193	$13.48	Immediate
July 1, 2020 - Fiscal 2021	7,000	$10.00	Immediate
April 1, 2020 - Fiscal 2020	10,511	$6.66	Immediate
January 2, 2020 - Fiscal 2020	4,972	$14.08	Immediate
October 1, 2019 - Fiscal 2020	4,519	$15.49	Immediate
July 1, 2019 - Fiscal 2020	3,659	$19.21	Immediate

(1)	Price per share represents closing price of our common stock on the date of grant.

We recorded $321,000, $280,000, and $280,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2022, 2021, and 2020, respectively.

15.	FAIR VALUE

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on a range of various factors, and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Recurring Basis – Continuing Operations

The following tables present information about assets and liabilities measured at fair value on a recurring basis related to our continuing operations:

	Fair value measurements as of May 1, 2022, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,683	N/A	N/A	$8,683
Growth Allocation Mutual Funds	435	N/A	N/A	435
Moderate Allocation Mutual Fund	81	N/A	N/A	81
Other	158	N/A	N/A	158

	Fair value measurements as of May 2, 2021, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Premier Money Market Fund	$7,879	N/A	N/A	$7,879
Short Term Bond Mutual Funds	4,101	N/A	N/A	4,101
Short Duration Inflation Protected Mutual Fund	722	N/A	N/A	722
Mortgage Securities Mutual Fund	719	N/A	N/A	719
Growth Allocation Mutual Funds	339	N/A	N/A	339
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	111	N/A	N/A	111

Nonrecurring Basis – Continuing Operations

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

The fair value of the right of use assets was based on our analysis of a recent appraisal of the annual lease rates per square foot for industrial buildings that are similar in nature and within the same locale. We believe the annual lease rates per square foot presented in our recent appraisal represent significant observable inputs and therefore these right of use assets were classified as level 2.

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

Annual Impairment Assessment – May 3, 2020

The following table presents information about assets measured at fair value on a nonrecurring basis related to our continuing operations as of May 3, 2020:

Fair value measurements as of May 3, 2020, using:
	Quoted Prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Goodwill	N/A	N/A	$—	$—
Tradename	N/A	N/A	540	540

We recorded an asset impairment charge of $13.6 million in asset impairments in the fiscal 2020 Consolidated Statement of Net Loss for the entire carrying value of goodwill associated with our continuing operations. As a result, we did not have goodwill recorded in our Consolidated Balance Sheets as of May 1, 2022, and May 2, 2021, respectively. Goodwill was recorded at fair market value using a discounted cash flow method that used significant unobservable inputs and was classified as level 3. See Note 9 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment tests.

We recorded an asset impairment charge of $143,000 in asset impairments in the fiscal 2020 Consolidated Statement of Net Loss. Tradename was recorded at fair market value using the relief from royalty method that used significant unobservable inputs and was classified as level 3. See Note 8 of the consolidated financial statements for further details regarding our assessment of impairment, conclusions reached, and the performance of our quantitative impairment test.

Nonrecurring Basis – Discontinued Operation

During fiscal 2020, the entire carrying value of our goodwill and tradename associated with our discontinued operation was impaired. Consequently, we recorded asset impairment charges totaling $20.2 million that were presented in loss before income taxes from discontinued operation of the fiscal 2020 Consolidated Statement of Net Loss. Of the total asset impairment charges totaling $20.2 million, $13.6 million and $6.6 million pertained to goodwill and tradename, respectively.

At the end of the third quarter of fiscal 2020, we assessed the fair value of our contingent consideration related to the acquisition of our ownership interest in eLuxury. Based on this assessment, we recorded a reversal of $6.1 million for the full amount of this contingent consideration.

See below for fair value techniques used to determine the fair value of goodwill, tradename, and contingent consideration and the level of the fair value hierarchy at which these assets and liabilities were classified based on the lowest level of inputs used.

Goodwill

Goodwill was assessed for impairment at the end of our third quarter and during our fourth quarter of fiscal 2020. At the end of the third quarter of fiscal 2020, goodwill was recorded at fair market value using a discounted cash flow method that used significant unobservable inputs and was classified as level 3.

During the fourth quarter of fiscal 2020, goodwill was recorded at fair market value based on the expected selling price of our entire ownership interest in eLuxury in comparison to its carrying amount, including goodwill. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. We believe the selling price represents a significant observable input and was classified as level 2.

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

During the fourth quarter of fiscal 2020, tradename was recorded at fair market value based on the expected selling price of our entire ownership interest in eLuxury in comparison to its carrying amount. As disclosed in Note 3 of the consolidated financial statements, effective March 31, 2020, we sold our entire ownership interest in eLuxury to its noncontrolling interest holder, resulting in the elimination of the home accessories segment at such time. Based on the terms of the sale agreement, we did not receive any consideration for eLuxury’s net assets associated with the sale of our entire ownership interest in eLuxury. We believe the selling price represents a significant observable input and was classified as level 2.

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

See Note 3 of the consolidated financial statements for further details regarding the terms of this contingent consideration arrangement.

16.	NET (LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE

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

(in thousands)	2022	2021	2020
weighted-average common shares outstanding, basic	12,242	12,300	12,378
dilutive effect of stock-based compensation	—	22	—
weighted-average common shares outstanding, diluted	12,242	12,322	12,378

During fiscal 2022, 18,281 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during fiscal 2022, 85,796 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share as we incurred a net loss during the reporting period.

During fiscal 2021, 2,175 shares of unvested common stock were not included in the computation of diluted net income from continuing operations per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

During fiscal 2020, 19,388 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during fiscal 2020, 26,343 shares of unvested common stock were not included in the computation of diluted net loss from continuing operations per share as we incurred a net loss during the reporting period.

17.	BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans that cover substantially all employees and allow participants to contribute on a pre-tax basis, along with, matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.3 million, $1.2 million, and $1.2 million during fiscal years 2022, 2021, and 2020, respectively.

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

Our contributions to the Plan were $212,000, $143,000, and $185,000 in fiscal years 2022, 2021, and 2020, respectively.  Our nonqualified deferred compensation plan liability was $9.3 million and $8.4 million as of May 1, 2022, and May 2, 2021, respectively.

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

The investment assets of the Trust are recorded at their fair value of $9.4 million and $8.4 million as of May 1, 2022, and May 2, 2021, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive (loss) income.

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

Discontinued Operation – Home Accessories Segment

As disclosed in Note 3 of the consolidated financial statements, we sold our entire ownership interest in eLuxury on March 31, 2020, and consequently our home accessories segment was eliminated at such time. Additionally, the results of operations associated with our home accessories segment were excluded from our continuing operations and presented as a discontinued operation in our consolidated financial statements for fiscal year 2020.

Our former home accessories segment was our finished products business that manufactured, sourced, and sold bedding accessories and home goods directly to consumers and businesses through global e-commerce, business-to-business, and other sales channels.

See Note 3 of the consolidated financial statements for detailed financial information of our former home accessories segment. A reconciliation is provided in Note 3 that contains detailed income statement information and is reconciled to net loss from discontinued operation presented in the Consolidated Statement of Net Loss for fiscal year 2020.

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 90%, 91%, and 93% of total consolidated net sales in fiscal 2022, 2021, and 2020, respectively. International sales accounted for 31%, 27%, and 26% of net sales during fiscal 2022, 2021, and 2020, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2022	2021	2020
north america (excluding USA) (1)	$39,256	$32,925	$27,637
far east and asia (2)	43,015	43,764	36,470
all other areas	8,114	5,558	2,986
	$90,385	$82,247	$67,093

(1)	Of this amount, $33.5 million, $27.2 million, and $21.7 million are attributable to shipments to Mexico in fiscal 2022, 2021, and 2020, respectively.
(2)	Of this amount $26.9 million, $28.1 million, and $21.4 million are attributable to shipments to China in fiscal 2022, 2021, and 2020, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 13%, 13%, and 12% of consolidated net sales during fiscal 2022, 2021, and 2020, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 1, 2022, or May 2, 2021.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2022, 2021, or fiscal 2020.  No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of May 1, 2022. One customer within the mattress fabrics segment accounted for 12% of the consolidated net accounts receivable balance as of May 2, 2021.

Employee Workforce Concentration

The hourly employees associated with our manufacturing facility located in Canada (approximately 10% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2023. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Financial Information

We evaluate the operating performance of our business segments based upon income (loss) from continuing operations before certain unallocated corporate expenses, asset impairment charges, restructuring credit, and other items that are not expected to occur on a regular basis. Cost of sales in each of our current business segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain senior executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets.

Statements of operations for our current operating segments are as follows:

(dollars in thousands)	2022	2021	2020
net sales by segment:
upholstery fabrics	$142,680	$142,049	$124,754
mattress fabrics	152,159	157,671	131,412
total net sales	$294,839	$299,720	$256,166
gross profit from continuing operations by segment:
upholstery fabrics	$19,635	$25,968	$24,220
mattress fabrics	16,458	23,864	16,278
total gross profit from continuing operations	$36,093	$49,832	$40,498
selling, general, and administrative expenses by segment:
upholstery fabrics	$14,009	$14,092	$14,353
mattress fabrics	12,246	12,066	11,354
unallocated corporate	9,160	11,598	8,717
total selling, general, and administrative expenses	$35,415	$37,756	$34,424
income (loss) from continuing operations:
upholstery fabrics	$5,626	$11,876	$9,867
mattress fabrics	4,212	11,798	4,924
unallocated corporate expenses	(9,160)	(11,598)	(8,717)
total segment income from continuing operations	678	12,076	6,074
asset impairments (1)	—	—	(13,712)
restructuring credit	—	—	70
total income (loss) from continuing operations	678	12,076	(7,568)
interest expense	(17)	(51)	(106)
interest income	373	244	897
gain on bargain purchase (2)	—	819	—
other expense	(1,359)	(2,208)	(902)
(loss) income before income taxes from continuing operations	$(325)	$10,880	$(7,679)
(1)

During fiscal 2020, we incurred asset impairment charges totaling $13.7 million, of which $13.6 million and $143,000 pertained to goodwill and a tradename associated with Read, respectively. Of this $13.7 million, $11.5 million and $2.2 million pertained to the mattress fabrics segment and upholstery fabrics segment, respectively.

(2)

Effective February 1, 2021, we acquired the remaining fifty percent ownership interest in our former unconsolidated joint venture located in Haiti.  Pursuant to this transaction, we are now the sole owner with full control over this operation.  The gain on bargain purchase represents the net assets acquired from this transaction that exceeded the fair value of our previously held 50% ownership interest of $1.7 million and the $954,000 total purchase price for the remaining 50% ownership interest.

Balance sheet information for our current operating segments follow:

(dollars in thousands)	May 1, 2022		May 2, 2021
segment assets
mattress fabrics
accounts receivable	$9,865		$20,427
inventory	39,028		30,047
property, plant, and equipment	38,731	(1)	41,694	(2)
right of use assets	3,469	(3)	4,278	(4)
total mattress fabrics assets	91,093		96,446

upholstery fabrics
accounts receivable	12,361		17,299
inventory	27,529		25,870
property, plant, and equipment	2,030	(5)	1,495	(6)
right of use assets	8,124	(7)	5,945	(8)
total upholstery fabrics assets	50,044		50,609
total segment assets	141,137		147,055

non-segment assets
cash and cash equivalents	14,550		37,009
short-term investments – available for sale	—		5,542
short-term investments – held-to-maturity	—		3,161
current income taxes receivable	857		—
deferred income taxes	528		545
other current assets	2,986		3,852
property, plant, and equipment (9)	941		814
right of use assets (10)	3,984		1,507
intangible assets	2,628		3,004
long-term investments - held-to-maturity	—		1,141
long-term investments - rabbi trust	9,357		8,415
other assets	595		2,035
total assets	$177,563		$214,080

(dollars in thousands)	2022	2021	2020
capital expenditures (11):
mattress fabrics	$3,383	$6,226	$3,475
upholstery fabrics	1,032	347	348
discontinued operation	—	—	135
unallocated corporate	1,406	332	675
total capital expenditures	$5,821	$6,905	$4,633

depreciation expense
mattress fabrics	$6,200	$6,014	$6,712
upholstery fabrics	794	832	765
discontinued operation	—	—	350
total depreciation expense	$6,994	$6,846	$7,827

(1)	The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

(2)	The $41.7 million as of May 2, 2021, represents property, plant, and equipment of $28.8 million, $12.0 million, and $855,000 located in the U.S., Canada, and Haiti, respectively.

(3)	The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

(4)	The $4.3 million as of May 2, 2021, represents right of use assets of $2.4 million, $1.4 million, and $400,000 located in Haiti, the U.S., and Canada, respectively.

(5)	The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

(6)	The $1.5 million as of May 2, 2021, represents property, plant, and equipment of $1.1 million and $420,000 located in the U.S. and China, respectively.

(7)	The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

(8)	The $5.9 million as of May 2, 2021, represents right of use assets of $5.0 million and $952,000 located in China and the U.S., respectively.

(9)

The $941,000 as of May 1, 2022, and $814,000 as of May 2, 2021, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

(10)

The $4.0 million as of May 1, 2022, and $1.5 million as of May 2, 2021, represents right of use assets located in the U.S. associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

(11)	Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

19.	STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of May 1, 2022, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 1, 2022, the company’s statutory surplus reserve was $4.4 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.4 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.
20.	COMMON STOCK REPURCHASE PROGRAM

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number and timing of share purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As a result, as of May 1, 2022, $3.2 million is available for additional repurchases of our common stock.

During fiscal 2021, we did not repurchase any shares of our common stock.

During fiscal 2020, we repurchased 142,496 shares of our common stock at a cost of $1.7 million pursuant to the authorization approved by our board of directors on September 5, 2019.

21.	DIVIDEND PROGRAM

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

During fiscal 2020, dividend payments totaled $5.1 million, which represented quarterly dividend payments ranging from $0.10 per share to $0.105 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 1, 2022, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 1, 2022. This evaluation was conducted under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 1, 2022.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 1, 2022, May 2, 2021, and May 3, 2020, and has audited the company’s effectiveness of internal controls over financial reporting as of May 1, 2022, as stated in their reports, which are included in Item 8 and Item 9A hereof.

During the quarter ended May 1, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and subsidiaries (“the Company”) as of May 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended May 1, 2022, and our report dated July 15, 2022, expressed an unqualified opinion on those financial statements.

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

July 15, 2022

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of certain beneficial owners and management is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Executive Compensation Plan Information,” “Beneficial Owners of 5% or More of Our Common Stock,” and “Nominees, Directors, and Executive Officers,” which information is herein incorporated by reference.

The following table sets forth information as of the end of fiscal 2022 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	577,349
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	577,349

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants fees and services is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption “Fees Paid to Independent Auditors,” which information is herein incorporated by reference.

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

10.1

Amended and Restated Credit Agreement by and between Culp, Inc. and Wells Fargo Bank, N.A., dated June 24, 2022, was filed as exhibit 10.1 to the company’s Form 8-K filed June 29, 2022 (Commission File no. 001-12597), and is incorporated herein by reference.

10.2	Form of Annual Incentive Award Agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated September 9, 2021 (Commission File No. 001-12597), and is incorporated herein by reference. (*)
10.3

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated September 9, 2021 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.4

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 11, 2020 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.5

Written description of Non-Employee Director Compensation was filed as Exhibit 10.2 to the company’s Form 10-Q dated March 8, 2019 (Commission File No. 001-12597), and incorporated herein by reference.

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

21	List of subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33‑13310).
24(a)	Power of Attorney of John A. Baugh, dated July 15, 2022
24(b)	Power of Attorney of Perry E. Davis, dated July 15, 2022
24(c)	Power of Attorney of Sharon A. Decker, dated July 15, 2022
24(d)	Power of Attorney of Kimberly B. Gatling, dated July 15, 2022
24(e)	Power of Attorney of Fred A. Jackson, dated July 15, 2022
24(f)	Power of Attorney of Jonathan L. Kelley, dated July 15, 2022
31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

b)	Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 99 under the subheading “Exhibit Index.”

c)	Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

Exhibit Number               Exhibit

21	List of subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33-13310).

24(a)	Power of Attorney of John A. Baugh, dated July 15, 2022

24(b)	Power of Attorney of Perry E. Davis, dated July 15, 2022

24(c)	Power of Attorney of Sharon A. Decker, dated July 15, 2022

24(d)	Power of Attorney of Kimberly B. Gatling, dated July 15, 2022

24(e)	Power of Attorney of Fred A. Jackson, dated July 15, 2022

24(f)	Power of Attorney of Jonathan L. Kelly, dated July 15, 2022

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2022.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of July 2022.

/s/	Franklin N. Saxon	/s/	Kimberly B. Gatling *
	Franklin N. Saxon		Kimberly B. Gatling
	Executive Chairman		(Director)
(Chairman of the Board of Directors)

/s/	Fred A. Jackson*	/s/	Jonathan L. Kelly*
	Fred A. Jackson		Jonathan L. Kelly
	(Lead Independent Director)		(Director)

/s/	John A. Baugh *	/s/	Kenneth R. Bowling
	Perry E. Davis		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Perry E. Davis*	/s/	Thomas B. Gallagher, Jr.
	Perry E. Davis		Thomas B. Gallagher, Jr.
	(Director)		Vice President of Finance
(principal accounting officer)
/s/	Sharon A. Davis*
Sharon A. Decker
(Director)

*By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.