Form 10-Q
period 2022-07-31
CULP INC
filed 2022-09-09
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Common shares outstanding as of September 7, 2022: 12,274,786

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended July 31, 2022

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2022, AND AUGUST 1, 2021

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	July 31,	August 1,
	2022	2021
Net sales	$62,604	$83,047
Cost of sales	(58,476)	(70,548)
Gross profit	4,128	12,499
Selling, general and administrative expenses	(8,866)	(9,181)
(Loss) income from operations	(4,738)	3,318
Interest income	17	74
Other expense	(82)	(237)
(Loss) income before income taxes	(4,803)	3,155
Income tax expense	(896)	(905)
Net (loss) income	(5,699)	2,250

Net (loss) income per share - basic	$(0.47)	$0.18
Net (loss) income per share - diluted	$(0.47)	$0.18
Average shares outstanding, basic	12,238	12,313
Average shares outstanding, diluted	12,238	12,415

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2022, AND AUGUST 1, 2021

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 31,	August 1,
	2022	2021
Net (loss) income	$(5,699)	$2,250
Unrealized holding (loss) gain on investments, net of tax	(7)	148
Comprehensive (loss) income	$(5,706)	$2,398

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2022, AUGUST 1, 2021, AND MAY 1, 2022

UNAUDITED

(Amounts in Thousands)

	July 31,	August 1,	* May 1,
	2022	2021	2022
Current assets:
Cash and cash equivalents	$18,874	26,061	14,550
Short-term investments - held-to-maturity	—	1,661	—
Short-term investments - available for sale	—	9,698	—
Accounts receivable, net	24,812	35,008	22,226
Inventories	63,749	58,613	66,557
Current income taxes receivable	798	524	857
Other current assets	3,840	3,889	2,986
Total current assets	112,073	135,454	107,176
Property, plant and equipment, net	40,490	43,930	41,702
Right of use assets	14,556	11,447	15,577
Long-term investments - rabbi trust	9,567	8,841	9,357
Long-term investments - held-to-maturity	—	6,629	—
Intangible assets	2,534	2,910	2,628
Deferred income taxes	546	455	528
Other assets	724	2,582	595
Total assets	$180,490	212,248	177,563
Current liabilities:
Accounts payable - trade	$29,097	45,285	20,099
Accounts payable - capital expenditures	346	48	473
Operating lease liability - current	3,126	2,727	3,219
Deferred revenue	1,368	694	520
Accrued expenses	7,158	9,950	7,832
Income taxes payable - current	587	253	413
Total current liabilities	41,682	58,957	32,556
Operating lease liability - long-term	6,160	6,665	7,062
Income taxes payable - long-term	3,118	3,365	3,097
Deferred income taxes	6,007	4,917	6,004
Deferred compensation	9,528	8,795	9,343
Total liabilities	66,495	82,699	58,062
Commitments and Contingencies (Notes 8, 14, and 15)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,274,786 at July 31, 2022; 12,276,286 at August 1, 2021; and 12,228,629 at May 1, 2022	614	614	611
Capital contributed in excess of par value	43,340	43,310	43,143
Accumulated earnings	70,016	85,331	75,715
Accumulated other comprehensive income	25	294	32
Total shareholders' equity	113,995	129,549	119,501
Total liabilities and shareholders' equity	$180,490	212,248	177,563

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2022, AND AUGUST 1, 2021

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 31,	August 1,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,699)	2,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,770	1,726
Amortization	105	121
Stock-based compensation	252	274
Deferred income taxes	(15)	(323)
Gain sale of equipment	(64)	—
Foreign currency exchange (gain) loss	(161)	3
Changes in assets and liabilities:
Accounts receivable	(2,643)	2,715
Inventories	2,644	(2,676)
Other current assets	(955)	(39)
Other assets	21	(556)
Accounts payable – trade	9,338	2,723
Deferred revenue	848	154
Accrued expenses and deferred compensation	(413)	(4,336)
Income taxes	281	(465)
Net cash provided by operating activities	5,309	1,571
Cash flows from investing activities:
Capital expenditures	(711)	(1,953)
Proceeds from the sale of equipment	166	—
Proceeds from the maturity of short-term investments (Held to Maturity)	—	1,967
Purchase of short-term and long-term investments (Held to Maturity)	—	(5,973)
Purchase of short-term investments (Available for Sale)	—	(4,031)
Proceeds from the sale of long-term investments (rabbi trust)	23	—
Purchase of long-term investments (rabbi trust)	(236)	(403)
Net cash used in investing activities	(758)	(10,393)
Cash flows from financing activities:
Dividends paid	—	(1,356)
Common stock repurchased	—	(723)
Common stock surrendered for withholding taxes payable	—	(50)
Payments of debt issuance costs	(161)	—
Net cash used in financing activities	(161)	(2,129)
Effect of exchange rate changes on cash and cash equivalents	(66)	3
Increase (decrease) in cash and cash equivalents	4,324	(10,948)
Cash and cash equivalents at beginning of period	14,550	37,009
Cash and cash equivalents at end of period	$18,874	26,061

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED JULY 31, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2022 *	12,228,629	$611	$43,143	$75,715	$32	$119,501
Net loss	—	—	—	(5,699)	—	(5,699)
Stock-based compensation	—	—	252	—	—	252
Unrealized loss on investments	—	—	—	—	(7)	(7)
Common stock issued in connection with the vesting of performance-based restricted stock units	913	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	32,199	2	(2)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(6,708)	—	(52)	—	—	(52)
Fully vested common stock award	19,753	1	(1)	—	—	—
Balance, July 31, 2022	12,274,786	$614	$43,340	$70,016	$25	$113,995

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED AUGUST 1, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with the vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)
Fully vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549

*	Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

The company’s three-months ended July 31, 2022, and August 1, 2021, each represent 13-week periods.

2. Significant Accounting Policies

As of July 31, 2022, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2022.

Recently Adopted Accounting Pronouncements

There were not any recently adopted accounting pronouncements during the first quarter of fiscal 2023.

Recently Issued Accounting Pronouncements

Currently, there are no new recent accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Beginning balance	$292	$591
Provision for bad debts	57	(11)
Ending balance	$349	$580

During the three-month periods ended July 31, 2022, and August 1, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $349,000 and $580,000 as of July 31, 2022 and August 1, 2021, respectively.

On June 25, 2022, a customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subject to court approval, our customer and its affiliates entered into an asset purchase agreement for the sale of substantially all of their assets. The proposed buyer under the asset purchase agreement has also provided a commitment for debtor-in-possession financing to allow our customer and its affiliates to conduct normal business operations pending the anticipated closing of the sale. A credit loss associated with accounts receivable outstanding as of May 1, 2022, for this customer and its affiliates was not recorded as we received payment in full regarding these invoices, and based on information available to us at this time, we do not believe there is a risk of material loss on these accounts. In addition, based on the information available to us at this time, we currently do not expect to record a material credit loss associated with accounts receivable for this customer and its affiliates for outstanding invoices after May 1, 2022 relating to products sold prior to bankruptcy filing.

4. Revenue from Contracts with Customers

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

Our primary performance obligations include the sale of mattress fabrics and upholstery fabrics, as well as the performance of customized fabrication and installation services for Read’s products associated with window treatments.

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted credit terms which generally range from 15–60 days.  Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of July 31, 2022, August 1, 2021, and May 1, 2022.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Beginning balance	$520	$540
Revenue recognized on contract liabilities	(821)	(611)
Payments received for services not yet rendered	1,669	765
Ending balance	$1,368	$694

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 31, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$29,371	$31,523	$60,894
Services transferred over time	—	1,710	1,710
Total Net Sales	$29,371	$33,233	$62,604

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending August 1, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$43,058	$38,290	$81,348
Services transferred over time	—	1,699	1,699
Total Net Sales	$43,058	$39,989	$83,047

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Raw materials	$12,690	$9,443	$13,477
Work-in-process	4,985	3,637	4,237
Finished goods	46,074	45,533	48,843
	$63,749	$58,613	$66,557

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Tradename	$540	$540	$540
Customer relationships, net	1,561	1,862	1,636
Non-compete agreement, net	433	508	452
	$2,534	$2,910	$2,628

Tradename

Our tradename as of July 31, 2022, August 1, 2021, and May 1, 2022, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of July 31, 2022, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename during the first quarter of fiscal 2023.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Beginning balance	$1,636	$1,937
Amortization expense	(75)	(75)
Ending balance	$1,561	$1,862

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively. Accumulated amortization for these customer relationships was $1.6 million, $1.3 million, and $1.5 million as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2023 - $226,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; and thereafter - $154,000.

The weighted average amortization period for our customer relationships was 5.5 years as of July 31, 2022.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Beginning balance	$452	$527
Amortization expense	(19)	(19)
Ending balance	$433	$508

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively. Accumulated amortization for our non-compete agreement was $1.6 million as of July 31, 2022, August 1, 2021, and May 1, 2022.

The remaining amortization expense for the next five years and thereafter follows: FY 2023 - $56,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000, and thereafter - $73,000.

The weighted average amortization period for the non-compete agreement was 5.8 years as of July 31, 2022.

7. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Compensation, commissions and related benefits	$3,890	$5,006	$4,248
Other accrued expenses	3,268	4,944	3,584
	$7,158	$9,950	$7,832

8. Lines of Credit

Revolving Credit Agreement – United States

Existing Credit Agreement

As of May 1, 2022, we had a Credit Agreement (the “Existing Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided a revolving loan commitment of $30 million, was set to expire on August 15, 2022, and allowed us to issue letters of credit not to exceed $1 million.

Amended Agreement

Effective June 24, 2022, we entered into an Amended and Restated Credit Agreement (“the Amended Agreement”) with Wells Fargo. The Amended Agreement amends, restates, supersedes, and serves as a replacement for the Existing Credit Agreement. The Amended Agreement provides a revolving credit facility of up to $40 million, is secured by a lien on the company’s assets, and expires in June 2025. The proceeds of borrowings under the Amended Agreement are to be used for working capital and other general corporate purposes.

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

Borrowings under the Amended Agreement bear interest at a rate calculated using a margin (the “Applicable Margin”) over the Federal Reserve Bank of New York’s secured overnight funding rate (SOFR). The Applicable Margin is set initially at 1.35% and may vary under the terms of the Amended Agreement from 1.35% to 2.50%, depending on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement, determined on a quarterly basis. The Amended Agreement contains customary affirmative and negative covenants and requires compliance by the company with certain financial covenants, including minimum tangible net worth of $100 million plus 50% of annual net income, and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.0 to 1.0 as defined in the Amended Agreement. The EBITDA to interest expense covenant does not apply under the Amended Agreement during the first three quarters of the company’s fiscal 2023, but during that period, the company must maintain “access to liquidity” of $15 million, which is defined as unencumbered liquid assets plus available and unused credit under the revolving credit facility as calculated using the borrowing base, as defined in the Amended Agreement.

First Amendment

On August 19, 2022, we entered into a First Amendment to the Amended Agreement (“the First Amendment”) with Wells Fargo. The terms of the First Amendment amend the time period in which the financial covenant for the minimum ratio of consolidated EBITDA to consolidated net interest expense applies, such that this EBITDA to interest expense covenant does not apply during any of the four quarters of the Company’s fiscal 2023. During that time period, we are still required to maintain minimum “access to liquidity” of $15 million as mentioned in the above Amended Agreement section.

Overall

Effective June 24, 2022, interest was charged under the Amended Agreement at a rate (applicable interest rate of 2.88% as of July 31, 2022) calculated using the Applicable Margin over SOFR based on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement. Under the Existing Credit Agreement interest was charged at a rate (applicable interest rate of 1.69% and 2.40% as of August 1, 2021, and May 1, 2022, respectively) as a variable spread over LIBOR based on a ratio of debt to EBITDA, as defined in the Existing Credit Agreement.

There were $275,000 of outstanding letters of credit provided by the Amended Agreement and Existing Credit Agreement as of July 31, 2022, August 1, 2021, and May 1, 2022. As of July 31, 2022, we had $725,000 remaining for the issuance of additional letters of credit.

There were no borrowings outstanding under either the Amended Agreement or the Existing Credit Agreement, as applicable, as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($5.9 million USD as of July 31, 2022). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing and is set to expire on November 15, 2022.

There were no borrowings outstanding under this agreement as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

Denominated in United States Dollar (“USD”)

We had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit of up to $2 million USD, which expired on August 30, 2022. Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. Currently, the company does not plan to renew or replace this agreement.

There were no borrowings outstanding under this agreement as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 31, 2022, we complied with our financial covenants.

Interest paid during the first quarter of fiscal 2023 totaled $8,000. No interest payments were made during the first quarter of fiscal 2022.

9. Fair Value

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of July 31, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,853	N/A	N/A	$8,853
Growth Allocation Mutual Funds	464	N/A	N/A	464
Moderate Allocation Mutual Fund	82	N/A	N/A	82
Other	168	N/A	N/A	168

	Fair value measurements as of August 1, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,205	N/A	N/A	$8,205
Bond Mutual Funds	4,656	N/A	N/A	4,656
Inflation Protected Bond Mutual Funds	2,979	N/A	N/A	2,979
Mortgage Securities Mutual Funds	1,124	N/A	N/A	1,124
Large Cap Equity Mutual Funds	708	N/A	N/A	708
Growth Allocation Mutual Funds	419	N/A	N/A	419
U.S. Event Driven Equity Mutual Fund	194	N/A	N/A	194
Moderate Allocation Mutual Fund	91	N/A	N/A	91
Other	163	N/A	N/A	163

	Fair value measurements as of May 1, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,683	N/A	N/A	$8,683
Growth Allocation Mutual Funds	435	N/A	N/A	435
Moderate Allocation Mutual Fund	81	N/A	N/A	81
Other	158	N/A	N/A	158

Short-Term Investments – Available for Sale

During the fourth quarter of fiscal 2022, we sold all of our remaining short-term investments classified as available-for-sale, and therefore we did not report short-term investments classified as available-for-sale in the accompanying Consolidated Balance Sheets as of July 31, 2022, and May 1, 2022. As of August 1, 2021, our short-term investments classified as available-for-sale (i) consisted of various types of bond and equity mutual funds, (ii) were recorded at their fair value totaling $9.7 million, (iii) had an unrealized gain of $143,000, (iv) approximated their cost basis, and (v) resided with our U.S. operations.

Short-Term and Long-Term Investments - Held-To-Maturity

During the fourth quarter of fiscal 2022, we sold all of our remaining investments classified as held-to-maturity, and therefore we did not report short-term or long-term investments classified as held-to-maturity in the accompanying Consolidated Balance Sheets as of July 31, 2022, and May 1, 2022. As of August 1, 2021, our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and were recorded at amortized cost.

As of August 1, 2021, our held-to-maturity investments had an amortized cost and fair value totaling $8.3 million and resided with our U.S. operations.

Our held-to-maturity investments were classified as level 2 within the fair value hierarchy as they were traded over the counter within a broker network and not on an active market. The fair values of our held-to-maturity investments were determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investment.

Long-Term Investments - Rabbi Trust

We have a rabbi trust for the participants of our deferred compensation plan (the “Plan”), that enables participants to credit their contributions to various investment options under the Plan. The investments associated with the rabbi trust consist of a U.S. Government money market fund and various equity related mutual funds that are classified as available-for-sale.

Our long-term investments associated with our rabbi trust are classified as available-for-sale and recorded at their fair values of $9.6 million, $8.8 million, and $9.4 million as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively. The long-term investments associated with our rabbi trust had an accumulated unrealized gain of $25,000, $151,000, and $32,000, as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.  The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximated their fair value because of the short maturity of these financial instruments.

10. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net (loss) income per share are as follows:

	Three months ended
(amounts in thousands)	July 31, 2022	August 1, 2021
Weighted average common shares outstanding, basic	12,238	12,313
Dilutive effect of stock-based compensation	—	102
Weighted average common shares outstanding, diluted	12,238	12,415

During the first quarter of fiscal 2023, 38,779 shares of unvested common stock were not included in the computation of diluted net loss per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the first quarter of fiscal 2023, 42,489 shares of unvested common stock were not included in the computation of diluted net loss per share as we incurred a net loss during the reporting period.

During the first quarter of fiscal 2022, all unvested shares of common stock were included in the computation of diluted net income per share.

11. Segment Information

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	July 31, 2022	August 1, 2021
net sales by segment:
mattress fabrics	$29,371	$43,058
upholstery fabrics	33,233	39,989
net sales	$62,604	$83,047
gross (loss) profit:
mattress fabrics	$(37)	$6,795
upholstery fabrics	4,165	5,704
gross profit	$4,128	$12,499
selling, general, and administrative expenses by segment:
mattress fabrics	$2,885	$3,184
upholstery fabrics	3,622	3,437
unallocated corporate expenses	2,359	2,560
selling, general, and administrative expenses	$8,866	$9,181
(loss) income from operations by segment:
mattress fabrics	$(2,921)	$3,611
upholstery fabrics	542	2,267
unallocated corporate expenses	(2,359)	(2,560)
(loss) income from operations	(4,738)	3,318
interest income	17	74
other expense	(82)	(237)
(loss) income before income taxes	$(4,803)	$3,155

Balance sheet information for our operating segments follows:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Segment assets:
Mattress Fabrics:
Accounts receivable	$12,382	$18,016	$9,865
Inventory	36,471	31,778	39,028
Property, plant and equipment (1)	37,354	41,311	38,731
Right of use assets (2)	3,232	4,058	3,469
Total mattress fabrics assets	89,439	95,163	91,093
Upholstery Fabrics:
Accounts receivable	12,430	16,992	12,361
Inventory	27,278	26,835	27,529
Property, plant and equipment (3)	2,271	1,650	2,030
Right of use assets (4)	7,520	5,984	8,124
Total upholstery fabrics assets	49,499	51,461	50,044
Total segment assets	138,938	146,624	141,137
Non-segment assets:
Cash and cash equivalents	18,874	26,061	14,550
Short-term investments - available for sale	—	9,698	—
Short-term investments - held-to-maturity	—	1,661	—
Current income taxes receivable	798	524	857
Other current assets	3,840	3,889	2,986
Deferred income taxes	546	455	528
Property, plant and equipment (5)	865	969	941
Right of use assets (6)	3,804	1,405	3,984
Intangible assets	2,534	2,910	2,628
Long-term investments - rabbi trust	9,567	8,841	9,357
Long-term investments - held-to-maturity	—	6,629	—
Other assets	724	2,582	595
Total assets	$180,490	$212,248	$177,563

	Three months ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Capital expenditures (7):
Mattress Fabrics	$197	$1,117
Upholstery Fabrics	360	262
Unallocated Corporate	26	274
Total capital expenditures	$583	$1,653
Depreciation expense:
Mattress Fabrics	$1,568	$1,521
Upholstery Fabrics	202	205
Total depreciation expense	$1,770	$1,726
(1)

The $37.4 million as of July 31, 2022, represents property, plant, and equipment of $24.7 million, $11.9 million, and $718,000 located in the U.S., Canada, and Haiti, respectively. The $41.3 million as of August 1, 2021, represents property, plant, and equipment of $28.0 million, $12.4 million, and $875,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

(2)

The $3.2 million as of July 31, 2022, represents right of use assets of $1.9 million, $1.1 million, and $228,000 located in Haiti, the U.S., and Canada, respectively.  The $4.1 million as of August 1, 2021, represents right of use assets of $2.3 million, $1.4 million, and $355,000 located in Haiti, the U.S., and Canada, respectively.  The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

(3)

The $2.3 million as of July 31, 2022, represents property, plant, and equipment of $1.1 million, $988,000, and $232,000 located in the U.S., Haiti, and China, respectively.  The $1.7 million as of August 1, 2021, represents property, plant, and equipment of $1.1 million, $400,000, and $130,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

(4)

The $7.5 million as of July 31, 2022, represents right of use assets of $3.4 million, $2.5 million and $1.6 million located in China, Haiti, and the U.S., respectively.  The $6.0 million as of August 1, 2021, represents right of use assets of $4.6 million and $1.4 million located in China and the U.S., respectively.  The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

(5)

The $865,000, $969,000, and $941,000 as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(6)	The $3.8 million, $1.4 million, and $4.0 million as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively, represent right of use assets located in the U.S.
(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

12. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ending July 31, 2022, compared with income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ending August 1, 2021.

Our effective income tax rates for the three-month periods ended July 31, 2022, and August 1, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the three-month periods ended July 31, 2022, and August 1, 2021, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 31, 2022, and August 1, 2021:

	July 31,	August 1,
	2022	2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(35.4)	(3.9)
Withholding taxes associated with foreign jurisdictions	(5.0)	4.7
Foreign income tax rate differential	2.7	2.8
Stock-based compensation	(2.1)	0.2
Global Intangible Low Taxed Income Tax ("GILTI")	—	3.4
Other	0.1	0.5
	(18.7%)	28.7%

Our consolidated effective income tax rate during the first quarter of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and our foreign subsidiaries, in comparison with the first quarter of fiscal 2022. During the first quarter of fiscal 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first quarter of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, our U.S. operations earned a level of pre-tax income during the first quarter of fiscal 2022 that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

U.S. Valuation Allowance

We evaluate the realizability of our U.S. net deferred income tax assets to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

As of July 31, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years from 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 31, 2022, August 1, 2021, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
U.S. federal and state net deferred income tax assets	$11,006	9,221	9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$13,336	11,551	11,857

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of July 31, 2022, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of July 31, 2022, August 1, 2021, and May 1, 2022, we recorded a deferred income tax liability of $3.8 million, $3.2 million, and $3.5 million, respectively.

Uncertain Income Tax Positions

An unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, or negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

As of July 31, 2022, and May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of August 1, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable – long-term and noncurrent deferred income taxes, respectively in the accompanying Consolidated Balance Sheets.

As of July 31, 2022, and May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire $1.1 million would favorably affect the income tax rate in future periods. As of August 1, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.1 million as of July 31, 2022, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

		Three Months Ended
	July 31,		August 1,
(dollars in thousands)	2022		2021
China - Income Taxes	$548		$921
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—		487
Canada - Income Taxes	82		280
	$630		$1,688

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

As of July 31, 2022, there were 558,375 shares available for future equity-based grants under the 2015 Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on July 22, 2021:

July 22,
2021
Closing price of our common stock	$ 14.75
Expected volatility of our common stock	54.2%
Expected volatility of peer companies (1)	45.7% - 101.5%
Risk-free interest rate	0.33%
Dividend yield	3.00%
Correlation coefficient of peer companies (1)	0.03 - 0.35

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

Key Employees

We grant performance-based restricted stock units to key employees which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period as defined in the related restricted stock unit award agreements. Our performance-based restricted stock units granted to key employees were measured based on the fair market value (the closing price of our common stock) on the date of grant. No market-based total shareholder return component was included in these awards.

Overall

No performance-based restricted stock units were granted during the first quarter of fiscal 2023.

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of July 31, 2022:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
July 22, 2021 (1)	122,476	—	$15.93	(5)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(6)	3 years

(1)	Performance-based restricted stock units awarded to senior executives.
(2)	Performance-based restricted stock units awarded to key employees.
(3)	Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)

Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of July 31, 2022.

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

The following table summarizes information related to our performance-based restricted stock units that vested during the three-month periods ending July 31, 2022, and August 1, 2021:

	Performance-Based		(4)
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2023 (1)	545	$3	$5.10
Fiscal 2023 (2)	437	$2	$5.10
Fiscal 2022 (1)	5,051	$87	$17.14
Fiscal 2022 (2)	5,812	$100	$17.14

(1)	Performance-based restricted stock units vested by senior executives.
(2)	Performance-based restricted stock units vested by key employees.
(3)	Dollar amounts are in thousands.
(4)	Price per share is derived from the closing price of our common stock on the date the respective performance-based restricted stock units vested.

We recorded compensation expense of $2,000 and $20,000 within selling, general, and administrative expenses for the three-month periods ending July 31, 2022, and August 1, 2021, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

Time-Based Restricted Stock Units

No time-based restricted stock units were granted during the first quarter of fiscal 2023.

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that were unvested as of July 31, 2022:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
July 22, 2021	37,591	$14.75	3 years
August 6, 2020	129,095	$11.01	3 years
August 2, 2018	10,000	$24.35	5 years

(1)	Price per share represents closing price of common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the three-month periods ending July 31, 2022:

	Time-Based		(4)
	Restricted Stock	(3)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2023 (1)	19,786	$101	$5.10
Fiscal 2023 (2)	13,013	$66	$5.10

(1)	Time-based restricted stock units vested by senior executives.
(2)	Time-based restricted stock units vested by key employees.
(3)	Dollar amounts are in thousands.

(4)  Price per share is derived from the closing price of our common stock on the date the respective time-based restricted stock units vested.

Overall

We recorded compensation expense of $166,000 and $184,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month periods ending July 31, 2022, and August 1, 2021, respectively.

As of July 31, 2022, the remaining unrecognized compensation expense related to our time-based restricted stock units was $895,000, which is expected to be recognized over a weighted average vesting period of 1.4 years. As of July 31, 2022, the time-based restricted stock units that are expected to vest had a fair value totaling $887,000.

Common Stock Awards

We granted a total of 19,753 shares of common stock to our outside directors on July 1, 2022. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $4.24 per share on July 1, 2022, which represents the closing price of our common stock on the date of grant.

We granted a total of 4,312 shares of common stock to our outside directors on July 1, 2021. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $16.24 per share on July 1, 2021, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 and $70,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for each of the three-month periods ending July 31, 2022, and August 1, 2021, respectively.

14. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to nine years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of July 31, 2022, August 1, 2021, and May 1, 2022, are as follows:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Right of use assets	$14,556	$11,447	$15,577
Operating lease liability - current	3,126	2,727	3,219
Operating lease liability – noncurrent	6,160	6,665	7,062

Supplemental Cash Flow Information

	Three Months Ended	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021
Operating lease liability payments	$920	$717
Right of use assets exchanged for lease liabilities	—	547

Operating lease expense for the three-month periods ended July 31, 2022, and August 1, 2021, was $1.1 million and $876,000, respectively.  Short-term lease and variable lease expenses were immaterial for the three-month periods ended July 31, 2022, and August 1, 2021.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2023, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2023	$2,376
2024	2,956
2025	1,925
2026	493
2027	457
Thereafter	1,410
$9,617
Less: interest	(331)
Present value of lease liabilities	$9,286

As of July 31, 2022, the weighted average remaining lease term and discount rate for our operating leases follows:

July 31, 2022
Weighted average lease term	4.4 years
Weighted average discount rate	1.76%

15. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of July 31, 2022, August 1, 2021, and May 1, 2022, we had total amounts due regarding capital expenditures totaling $346,000, $48,000, and $473,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of July 31, 2022, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $240,000.

16. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of July 31, 2022, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 31, 2022, the company’s statutory surplus reserve was $4.3 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.3 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

During the first quarter of fiscal 2023, we did not repurchase any shares of our common stock. During the first quarter of fiscal 2022, we repurchased 48,686 shares of our common stock at a cost of $723,000.

As of July 31, 2022, we had $3.2 million available for additional repurchases of our common stock.

18. Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during first quarter of fiscal 2023.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three months ended July 31, 2022, and August 1, 2021, both represent 13-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We have mattress fabric operations located in Stokesdale, NC, High Point, NC, Quebec, Canada, and Ouanaminthe, Haiti.

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

Executive Summary

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each business segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses.

Results of Operations

	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021	Change
Net sales	$62,604	$83,047	(24.6)%
Gross profit	4,128	12,499	(67.0)%
Gross profit margin	6.6%	15.1%	(850)bp
Selling, general, and administrative expenses	8,866	9,181	(3.4)%
(Loss) income from operations	(4,738)	3,318	(242.8)%
Operating (loss) income margin	(7.6)%	4.0%	(1160)bp
(Loss) income before income taxes	(4,803)	3,155	(252.2)%
Income tax expense	(896)	(905)	(1.0)%
Net (loss) income	(5,699)	2,250	(353.3)%

Net Sales

Overall, our net sales for the first quarter of fiscal 2023 decreased by 24.6% compared with the same period a year ago, with mattress fabrics sales decreasing 31.8% and upholstery fabrics sales decreasing 16.9%.

The decrease in net sales in our mattress fabrics segment reflects an ongoing slowdown in consumer demand in the domestic mattress industry.  The impact of this industry softness was exacerbated during the quarter by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts.  The decrease in net sales was partially offset by pricing and surcharge actions in effect during the period that were not in effect during the same period a year ago.  These pricing actions increased net sales for the division by approximately 4.6% during the quarter.

The decrease in net sales for our upholstery fabrics segment reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry.  The decrease in net sales was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year period, as well as pricing and surcharge action in effect during the period that were not in effect during the same period a year ago.  These pricing actions increased net sales for the division by approximately 4.1% during the quarter.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our loss before income taxes for the first quarter of fiscal 2023 was $(4.8) million, compared with income before income taxes of $3.2 million for the prior-year period.

Operating performance for the first quarter of fiscal 2023 was significantly affected by lower sales; continued inflationary pressures; and reoccurring labor challenges within both our mattress fabrics and Read businesses that resulted in increased employee training costs and operating inefficiencies.  We also had additional costs associated with increasing capacity at our new upholstery fabrics cut and sew facility in Haiti.  These pressures were partially offset by lower total SG&A expense for the quarter, due primarily to lower incentive compensation expense.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ended July 31, 2022, compared with income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ended August 1, 2021.

Our consolidated effective income tax rate during the first quarter of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as compared to the first quarter of fiscal 2022. During the first quarter of fiscal 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first quarter of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, our U.S. operations earned a level of pre-tax income during the first quarter of fiscal 2022 that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

Refer to Note 12 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of July 31, 2022, our cash and cash equivalents (collectively, “cash”) totaled $18.9 million, an increase of $4.3 million, compared with $14.6 million as of May 1, 2022. This increase was mostly due to (i) $5.3 million in net cash provided by operating activities, partially offset by (ii) capital expenditures totaling $711,000.

Our net cash provided by operating activities was $5.3 million during the first quarter of fiscal 2023, an increase of $3.7 million, compared with net cash provided by operating activities of $1.6 million during the first quarter of fiscal 2022. This trend primarily reflects (i) an increase in accounts payable that primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during the first quarter of fiscal 2023; and (ii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first quarter of fiscal 2023, partially offset by (iii) a decrease in net cash earnings during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

As of July 31, 2022, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first quarter of fiscal 2023.

During the first quarter of fiscal 2022, dividend payments totaled $1.4 million, which represented a quarterly cash dividend payment of $0.11 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

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

During the first quarter of fiscal 2023, we did not purchase any shares of our common stock.  As a result, as of July 31, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the second quarter of fiscal 2023.

During the first quarter of fiscal 2022, we repurchased 48,686 shares of common stock at a cost of $723,000.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021	Change
Net sales	$29,371	$43,058	(31.8)%
Gross (loss) profit	(37)	6,795	(100.5)%
Gross (loss) profit margin	(0.1)%	15.8%	(1590)bp
Selling, general, and administrative expenses	2,885	3,184	(9.4)%
(Loss) income from operations	(2,921)	3,611	(180.9)%
Operating (loss) income margin	(9.9)%	8.4%	(1830)bp

Net Sales

Mattress fabrics sales decreased 31.8% in the first quarter of fiscal 2023 compared to the prior-year period.

The decrease in mattress fabrics net sales for the quarter reflects an ongoing slowdown in consumer demand in the domestic mattress industry. We believe this slowdown is primarily due to inflationary pressures affecting consumer spending. The impact of this industry softness was exacerbated during the quarter by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts.  The decrease in net sales was partially offset by pricing and surcharge actions in effect during the period that were not in effect during the same period a year ago.  These pricing actions increased net sales for the division by approximately 4.6% during the quarter.

Despite the headwinds, we remained focused on our product-driven strategy during the quarter, with an emphasis on innovation, design creativity, and personalized customer service. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey enabled us to support the evolving needs of our mattress fabrics and cover customers during the period. We also began to see the rollout of a few new product launches during the quarter, although the gains from these launches were offset by industry weakness affecting demand for our traditional business.

Looking ahead, we expect the current macroeconomic environment will continue affecting consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products and continue to delay the timing of new product rollouts.  We expect these conditions are likely to pressure results through at least the third quarter of fiscal 2023. Additionally, the ongoing impacts of the COVID-19 pandemic, as well as the impact of Russia’s invasion of Ukraine, including its effect on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic or the evolving impact of the Russia-Ukraine war on our mattress fabrics segment; however, either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The decrease in mattress fabrics profitability during the first quarter of fiscal 2023, as compared to the prior-year period, was primarily due to operating inefficiencies from lower sales volume; ongoing labor challenges, including inefficiencies due to hiring and training new employees; and ongoing inflationary pressures, including higher raw material costs, among other factors. These pressures were offset slightly by lower SG&A for the quarter, due primarily to lower incentive compensation expense.

Our pricing actions implemented over the course of the prior fiscal year have helped offset a portion of the current inflationary pressures. However, we are implementing an additional targeted price increase during the second quarter of fiscal 2023 to help offset the continued rise in raw material costs. We are also moving and consolidating our domestic mattress cover cut and sew operation during the second quarter of fiscal 2023 from its current location in High Point, NC, to our mattress fabrics facility in Stokesdale, NC. We believe this move will reduce costs and improve operating efficiencies beginning primarily in the third quarter of fiscal 2023. We also continue to make workforce adjustments to align with demand conditions.

We expect the ongoing industry softness affecting sales volumes, as well as continued inflationary pressures, will affect profitability through at least the third quarter of fiscal 2023, although we believe these headwinds will be mitigated to some extent by the additional pricing action being implemented during the second quarter, as well as our ongoing efforts to control internal costs and improve efficiencies. However, we will consider further reasonable pricing actions as necessary to mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Accounts receivable	$12,382	$18,016	$9,865
Inventory	36,471	31,778	39,028
Property, plant & equipment	37,354	41,311	38,731
Right of use assets	3,232	4,058	3,469
	$89,439	$95,163	$91,093

Refer to Note 11 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 31, 2022, accounts receivable decreased by $5.6 million, or 31.3%, compared with August 1, 2021. This trend reflects the significant decrease in net sales during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, as described in the Net Sales section above. Days’ sales outstanding was 38 days for the first quarter of fiscal 2023, compared with 37 days for the first quarter of fiscal 2022.

As of July 31, 2022, accounts receivable increased by $2.5 million, or 25.5%, compared with May 1, 2022. This increase reflects the timing of a large cash receipt from a significant customer that occurred at the end of the fourth quarter of fiscal 2022, which did not recur during the first quarter of fiscal 2023. Accordingly, this led to an abnormally low days’ sales outstanding of 30 days for the fourth quarter of fiscal 2022, compared with 38 days for the first quarter of fiscal 2023.

Inventory

As of July 31, 2022, inventory increased by $4.7 million, or 14.8%, compared with August 1, 2021. This increase in inventory represents higher raw material costs, as well as an increase in inventory purchases during the second and third quarters of fiscal 2022 to protect against supply chain disruption and support our customers.

As of July 31, 2022, inventory decreased by $2.6 million, or 6.6%, compared with May 1, 2022. This decrease represents management’s focus on obtaining a consistent level of inventory, taking into account (i) current and expected future demand trends, (ii) potential future global supply chain disruptions, and (iii) rising raw material costs.

Inventory turns were 3.1 for the first quarter of fiscal 2023, compared with 4.7 for the first quarter of fiscal 2022 and 2.9 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $37.4 million as of July 31, 2022, represents property, plant, and equipment of $24.7 million, $11.9 million, and $718,000 located in the U.S., Canada, and Haiti, respectively. The $41.3 million as of August 1, 2021, represents property, plant, and equipment of $28.0 million, $12.4 million, and $875,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

As of July 31, 2022, property, plant, and equipment has steadily decreased compared with August 1, 2021, as we have reduced our capital spending as a result of current and expected macroeconomic conditions.

Right of Use Assets

The $3.2 million as of July 31, 2022, represents right of use assets of $1.9 million, $1.1 million, and $228,000 located in Haiti, the U.S., and Canada, respectively.  The $4.1 million as of August 1, 2021, represents right of use assets of $2.3 million, $1.4 million, and $355,000 located in Haiti, the U.S., and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

As of July 31, 2022, right of use assets has steadily decreased compared with August 1, 2021, due to rent expense recognized over the term of the respective lease agreements.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	July 31, 2022		August 1, 2021		% Change
Non-U.S. Produced	$31,441	95%	$38,222	96%	(17.7)%
U.S. Produced	1,792	5%	1,767	4%	1.4%
Total	$33,233	100%	$39,989	100%	(16.9)%

Upholstery fabrics sales decreased 16.9% in the first quarter of fiscal 2023 compared to the prior-year period, which was an especially strong quarter for this segment.

The decrease in upholstery fabrics net sales for the quarter reflects reduced demand for our residential upholstery fabrics products compared to the prior-year period, driven by a slowdown in new retail business in the residential home furnishings industry.  The decrease in net sales was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year period, as well as pricing and surcharge actions in effect during the period that were not in effect during the same period a year ago.  These actions increased net sales for the division by approximately 4.1% during the quarter.

We maintained our sustained focus on product innovation during the quarter, including our popular portfolio of LiveSmart® performance products. We also continued to ramp up production at our new Haiti cut and sew facility during the quarter. This facility is now fully staffed, and its output per week continues to rise as our associates gain more experience through extensive training that takes place over the course of several months.

Looking ahead, we expect the slowdown in new retail business for the residential home furnishings industry may affect demand for our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long-term with our product-driven strategy and innovative product offerings, as well as our flexible Asian platform, our long-term supplier relationships, and our expanded capacity in Haiti.

Notably, the ongoing economic and health effects of the COVID-19 pandemic, as well as the impact of Russia’s invasion of Ukraine, including its effect on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in either of these situations, including additional COVID-19-related shutdowns of our China operations, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021	Change
Gross profit	4,165	5,704	(27.0)%
Gross profit margin	12.5%	14.3%	(180)bp
Selling, general, and administrative expenses	3,622	3,437	5.4%
Income from operations	542	2,267	(76.1)%
Operating margin	1.6%	5.7%	(410)bp

The decrease in upholstery fabrics profitability for the first quarter of fiscal 2023, as compared to the prior-year period, primarily reflects lower sales; labor challenges and inflationary pressures affecting the Read business; and additional employee training costs and operating inefficiencies in this segment’s new Haiti cut and sew facility as it continues to scale capacity to its full planned output level.  Operating performance for the period was positively affected by a favorable foreign exchange rate associated with our operations in China.

Looking ahead, we expect current inflationary pressures, as well as labor availability in our Read operation, may continue to pressure our profitability, but the pricing actions implemented during fiscal 2022 have helped offset rising freight and material costs, as intended. We also expect profitability will be affected over the near-term by additional employee training costs and operating inefficiencies at our new Haiti cut and sew facility, as we continue training our labor force in order to ramp up production to meet customer demand.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
Accounts receivable	$12,430	$16,992	$12,361
Inventory	27,278	26,835	27,529
Property, plant & equipment	2,271	1,650	2,030
Right of use assets	7,520	5,984	8,124
	$49,499	$51,461	$50,044

Refer to Note 11 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 31, 2022, accounts receivable decreased by $4.6 million, or 26.8%, compared with August 1, 2021. This trend reflects the significant decrease in net sales during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, as described in the Net Sales section above. In addition, we experienced faster cash collections with a significant customer during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 30 days for the first quarter of fiscal 2023, as compared with 38 days during the first quarter of fiscal 2022.

As of July 31, 2022, accounts receivable was comparable with May 1, 2022. This trend reflects the significant increase in net sales related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during the first quarter of fiscal 2023. Net sales for the upholstery fabrics segment were $33.2 million during the first quarter of fiscal 2023, an increase of $6.1 million or 22.4%, compared with net sales of $27.2 million during the fourth quarter of fiscal 2022. The increase in accounts receivable attributable to this increase in net sales was offset by faster cash collections with a significant customer during the first quarter of fiscal 2023, as compared with the fourth quarter of fiscal 2022. This led to a decline in days’ sales outstanding to 30 days for the first quarter of fiscal 2023, as compared with 40 days for the fourth quarter of fiscal 2022.

Inventory

As of July 31, 2022, inventory levels were comparable with August 1, 2021, and May 1, 2022. This trend reflects management’s ability to maintain a consistent level of inventory, taking into account (i) current and expected future demand trends, (ii) potential future global supply chain disruptions, (iii) rising material costs, and (iv) potential additional COVID-19 related shutdowns mandated by the Chinese government in the future.

Inventory turns were 3.8 for the first quarter of fiscal 2023, compared with 4.9 for the first quarter of fiscal 2022 and 3.0 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $2.3 million as of July 31, 2022, represents property, plant, and equipment of $1.1 million, $988,000, and $232,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of August 1, 2021, represents property, plant, and equipment of $1.1 million, $400,000, and $130,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

As of July 31, 2022, property, plant, and equipment increased compared with August 1, 2021, and May 1, 2022, due to the start-up and subsequent increase in production at our new upholstery cut and sew operation located in Haiti that commenced during the third quarter of fiscal 2022.

Right of Use Assets

The $7.5 million as of July 31, 2022, represents right of use assets of $3.4 million, $2.5 million, and $1.6 million located in China, Haiti, and the U.S., respectively. The $6.0 million as of August 1, 2021, represents right of use assets of $4.6 million and $1.4 million located in China and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

As of July 31, 2022, our right of use assets increased $1.5 million, or 25.7%, compared with August 1, 2021. This increase represents our agreement to lease a 90,000 square foot facility located in Haiti that commenced during the third quarter of fiscal 2022, partially offset by rent expense recognized over the term of the respective lease agreements associated with our entire upholstery fabrics segment.

As of July 31, 2022, our right of use assets decreased $604,0000, or 7.4%, compared with May 1, 2022, due to rent expense recognized over the term of the respective lease agreements associated with our entire upholstery fabrics segment.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 31, 2022	August 1, 2021	% Change
SG&A expenses	$8,866	$9,181	(3.4)%
Interest income	17	74	(77.0)%
Other expense	82	237	(65.4)%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during the first quarter of fiscal 2023, as compared with the first quarter of fiscal 2022, is due mostly to lower incentive compensation expense, reflecting weaker financial results for the company in relation to pre-established targets.

Interest Income

The decrease in interest income for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, is mostly due to the liquidation of all of our remaining short-term investments classified as available-for-sale and corporate bond investments classified as held-to-maturity during the fourth quarter of fiscal 2022.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The decrease in other expense during the first quarter of fiscal 2023, as compared with the first quarter of fiscal 2022, is due mostly to more favorable foreign currency exchange rates applied against balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the first quarter of fiscal 2023, we reported a foreign exchange gain associated with our operations located in China of $182,000, compared with a $(9,000) foreign exchange loss reported for the first quarter of fiscal 2022.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ending July 31, 2022, compared with income tax expense of $905,000, or 28.7% of income before income taxes, for the three-month period ending August 1, 2021.

Our effective income tax rates for the three-month periods ended July 31, 2022, and August 1, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the three-month periods ended July 31, 2022, and August 1, 2021, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 31, 2022, and August 1, 2021:

	Three Months Ended
	July 31, 2022	August 1, 2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(35.4)	(3.9)
Withholding taxes associated with foreign jurisdictions	(5.0)	4.7
Foreign income tax rate differential	2.7	2.8
Stock-based compensation	(2.1)	0.2
Global Intangible Low Taxed Income Tax ("GILTI")	—	3.4
Other	0.1	0.5
	(18.7)%	28.7%

Our consolidated effective income tax rate during the first quarter of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, in comparison with the first quarter of fiscal 2022. During the first quarter of fiscal 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first quarter of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, our U.S. operations earned a level of pre-tax income during the first quarter of fiscal 2022 that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

U.S. Valuation Allowance

We evaluate the realizability of our U.S. net deferred income tax assets to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the effects of local tax law.

As of July 31, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the fiscal years 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 31, 2022, August 1, 2021, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
U.S. federal and state net deferred income tax assets	$11,006	$9,221	$9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$13,336	$11,551	$11,857

Undistributed Earnings

Refer to Note 12 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

Uncertain Income Tax Positions

Refer to Note 12 located of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of July 31, 2022, August 1, 2021, and May 1, 2022, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

		Three Months Ended
	July 31,		August 1,
(dollars in thousands)	2022		2021
China - Income Taxes	$548		$921
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—		487
Canada - Income Taxes	82		280
	$630		$1,688

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $2.8 million for fiscal 2023, compared with $3.1 million for fiscal 2022. These estimated payments are management’s current projections only and can be affected over the year by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar, and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2023 due to the immediate expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards that totaled $23.7 million as of May 1, 2022, which are expected to increase as a result of the significant U.S. loss carryforward expected to be generated during fiscal 2023.

In addition, in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), we will be required to pay annual U.S. federal transition tax payments as follows: FY 2023 - $264,000; FY 2024 - $499,000; FY 2025 - $665,000; and FY 2026 - $831,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash, cash flow from operations, and amounts available under our revolving credit lines. We believe our cash of $18.9 million as of July 31, 2022, cash flow from operations, and the current availability under our revolving credit lines (Refer to Note 8 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and our contractual obligations.

As of July 31, 2022, our cash totaled $18.9 million, an increase of $4.3 million, compared with $14.6 million as of May 1, 2022. This increase was mostly due to (i) $5.3 million in net cash provided by operating activities, partially offset by (ii) capital expenditures totaling $711,000.

Our net cash provided by operating activities was $5.3 million during the first quarter of fiscal 2023, an increase of $3.7 million, compared with net cash provided by operating activities of $1.6 million during the first quarter of fiscal 2022. This trend primarily reflects (i) an increase in accounts payable that primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during the first quarter of fiscal 2023; and (ii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first quarter of fiscal 2023, partially offset by (iii) a decrease in net cash earnings during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

As of July 31, 2022, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further detail.

Our cash balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including the Russian-Ukraine war), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase inventory purchases to protect against supply chain disruptions and inflation.

By Geographic Area

A summary of our cash and investments by geographic area follows:

		(1)
(dollars in thousands)	July 31, 2022	August 1, 2021	May 1, 2022
United States	$11,552	$35,727	$4,430
China	5,323	5,864	9,502
Canada	1,545	2,031	267
Haiti	445	416	341
Cayman Islands	9	11	10
	$18,874	$44,049	$14,550

(1)

The total balance as of August 1, 2021, includes short-term investments classified as available-for-sale and short-term and long-term investments classified as held-to-maturity that were liquidated in their entirety during the fourth quarter of fiscal 2022, and therefore, the total balances as of July 31, 2022, and May 1, 2022, solely represent cash.

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

During the first quarter of fiscal 2023, we did not purchase any shares of our common stock.  As a result, as of July 31, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the second quarter of fiscal 2023.

During the first quarter of fiscal 2022, we repurchased 48,686 shares of common stock at a cost of $723,000.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first quarter of fiscal 2023.

During the first quarter of fiscal 2022, dividend payments totaled $1.4 million, which represented a quarterly cash dividend payment of $0.11 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on our earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors we consider relevant.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $57.8 million as of July 31, 2022, compared with $47.6 million as of August 1, 2021, and $67.7 million as of May 1, 2022. Operating working capital turnover was 4.7 during the first quarter of fiscal 2023, compared with 6.9 during the first quarter of fiscal 2022 and 5.2 during the fourth quarter of fiscal 2022.

Accounts Receivable

Accounts receivable were $24.8 million as of July 31, 2022, a decrease of $10.2 million, or 29.1%, compared with $35.0 million as of August 1, 2021. This trend reflects the significant decrease in net sales during the first quarter of fiscal 2023 as compared with the first quarter of fiscal 2022. Net sales were $62.6 million during the first quarter of fiscal 2023, a decrease of $20.4 million, or 24.6%, compared with net sales of $83.1 million during the first quarter of fiscal 2022. In addition, we experienced faster cash collections with a significant customer associated with our upholstery fabrics segment during the first quarter of fiscal 2023, as compared with the first quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 34 days for the first quarter of fiscal 2023, compared with 38 days during the first quarter of fiscal 2022.

Accounts receivable were $24.8 million as of July 31, 2022, an increase of $2.6 million, or 11.6%, compared with $22.2 million as of May 1, 2022. This trend reflects an increase in net sales during the first quarter of fiscal 2023 as compared with the fourth quarter of fiscal 2022. Net sales were $62.6 million during the first quarter of fiscal 2023, an increase of $5.7 million, or 10.0%, compared with net sales of $56.9 million during the fourth quarter of fiscal 2022. Days’ sales outstanding was 34 days for the first quarter of fiscal 2023, compared with 35 days for the fourth quarter of fiscal 2022.

Inventory

Inventory was $63.7 million as of July 31, 2022, an increase of $5.1 million, or 8.8%, compared with $58.6 million as of August 1, 2021. This increase pertains to our mattress fabrics segment and stems from higher raw material costs, as well as an increase in inventory purchases during the second and third quarters of fiscal 2022 to protect against supply chain disruptions and support our customers.

Inventories as of July 31, 2022, decreased by $2.8 million, or 4.2%, compared with $66.6 million as of May 1, 2022. This decrease is associated with our mattress fabrics segment and represents management’s focus on obtaining a consistent level of inventory, taking into account (i) current and expected future demand trends, (ii) potential future global supply chain disruptions, and (iii) rising raw material costs.

Inventory turns were 3.6 for the first quarter of fiscal 2023, as compared with 4.9 for the first quarter of fiscal 2022 and 3.1 for the fourth quarter of fiscal 2022.

Accounts Payable - Trade

Accounts payable - trade was $29.1 million as of July 31, 2022, a decrease of $16.2 million, or 35.7%, compared with $45.3 million as of August 1, 2021. This decrease mostly represents the significant decrease in net sales during the first quarter of fiscal 2023, as compared with the first quarter of fiscal 2022. Net sales were $62.6 million during the first quarter of fiscal 2023, a decrease of $20.4 million, or 24.6%, compared with net sales of $83.1 million during the first quarter of fiscal 2022.

Accounts payable - trade totaling $29.1 million as of July 31, 2022, increased by $9.0 million, or 44.8%, compared with $20.1 million as of May 1, 2022. This trend reflects the significant sequential increase in net sales related to our upholstery fabrics operations located in China during the first quarter of fiscal 2023, as the mandated COVID-19 related shutdowns that were in place during the fourth quarter of fiscal 2022 were lifted during the quarter. Net sales for the upholstery fabrics segment were $33.2 million during the first quarter of fiscal 2023, an increase of $6.1 million, or 22.4%, compared with net sales of $27.2 million during the fourth quarter of fiscal 2022.

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

As of July 31, 2022, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 31, 2022, we were in compliance with these financial covenants.

Refer to Note 8 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $711,000 during the first quarter of fiscal 2023, compared with $2.0 million for the same period a year ago. Capital expenditures on a cash basis during the first quarter of fiscal 2023 pertained to machinery and equipment associated with our new upholstery cut and sew operation located in Haiti, as well as our mattress fabrics facility located in Canada. Capital expenditures on a cash basis during the first quarter of fiscal 2022 mostly related to our mattress fabrics segment.

Depreciation expense was $1.8 million during the first quarter of fisca1 2023, compared with $1.7 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

Accounts Payable – Capital Expenditures

As of July 31, 2022, we had total amounts due regarding capital expenditures totaling $346,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $346,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of July 31, 2022, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $240,000.

Critical Accounting Policies and Recent Accounting Developments

As of July 31, 2022, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2022.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended May 1, 2022.

Contractual Obligations

There were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2022.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates with regards to our revolving credit agreements.

Effective June 24, 2022, we entered into an amended and restated U.S. revolving credit agreement (“Amended Agreement”) that required interest to be charged at a rate (applicable interest rate of 2.88% as of July 31, 2022) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate (SOFR) as defined in the Amended Agreement. As of July 31, 2022, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit lines associated with our operations located in China bear interest at a rate determined by the Chinese government at the time of borrowing. As of July 31, 2022, there were no borrowings outstanding under our revolving credit agreements associated with our operations located in China

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of July 31, 2022, would not have materially affected our results of operations or financial position.

ITEM 4.CONTROLS AND PROCEDURES

As of July 31, 2022, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended July 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 31, 2022. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 1A.Risk Factors

There have not been any material changes to our risk factors during the three months ended July 31, 2022. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
May 2, 2022 to June 4, 2022	—	—	—	$3,248,094
June 5, 2022 to July 3, 2022	—	—	—	$3,248,094
July 4, 2022 to July 31, 2022	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)	In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

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

CULP, INC. (Registrant)

Date: September 9, 2022	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

II-3