Form 10-Q
period 2022-10-30
CULP INC
filed 2022-12-09
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2022

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

Common shares outstanding as of December 7, 2022: 12,293,762

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended October 30, 2022

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2022, AND OCTOBER 31, 2021

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	October 30,	October 31,
	2022	2021
Net sales	$58,381	$74,561
Cost of sales	(60,594)	(63,834)
Gross (loss) profit	(2,213)	10,727
Selling, general and administrative expenses	(9,103)	(9,087)
Restructuring expense	(615)	—
(Loss) income from operations	(11,931)	1,640
Interest income	79	59
Other income (expense)	829	(404)
(Loss) income before income taxes	(11,023)	1,295
Income tax expense	(1,150)	(444)
Net (loss) income	(12,173)	851

Net (loss) income per share - basic	$(0.99)	$0.07
Net (loss) income per share - diluted	$(0.99)	$0.07
Average shares outstanding, basic	12,280	12,223
Average shares outstanding, diluted	12,280	12,316

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE SIX MONTHS ENDED OCTOBER 30, 2022, AND OCTOBER 31, 2021

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	SIX MONTHS ENDED
	October 30,	October 31,
	2022	2021
Net sales	$120,985	$157,608
Cost of sales	(119,071)	(134,382)
Gross profit	1,914	23,226
Selling, general and administrative expenses	(17,968)	(18,268)
Restructuring expense	(615)	—
(Loss) income from operations	(16,669)	4,958
Interest income	96	132
Other income (expense)	747	(640)
(Loss) income before income taxes	(15,826)	4,450
Income tax expense	(2,046)	(1,349)
Net (loss) income	$(17,872)	$3,101

Net (loss) income per share - basic	$(1.46)	$0.25
Net (loss) income per share - diluted	$(1.46)	$0.25
Average shares outstanding, basic	12,259	12,268
Average shares outstanding, diluted	12,259	12,369

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 30 , 2022, AND OCTOBER 31, 2021

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	October 30,	October 31,
	2022	2021
Net (loss) income	$(12,173)	$851
Unrealized holding loss on investments, net of tax	(46)	(5)
Reclassification adjustment for realized gain on sale of investments	—	(4)
Comprehensive (loss) income	$(12,219)	$842

	SIX MONTHS ENDED
	October 30,	October 31,
	2022	2021
Net (loss) income	$(17,872)	$3,101

Unrealized holding (loss) gain on investments, net of tax	(53)	143
Reclassification adjustment for realized gain on investments	—	(4)
Comprehensive (loss) income	$(17,925)	$3,240

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 30, 2022, OCTOBER 31, 2021, AND MAY 1, 2022

UNAUDITED

(Amounts in Thousands)

	October 30,	October 31,	* May 1,
	2022	2021	2022
Current assets:
Cash and cash equivalents	$19,137	16,956	14,550
Short-term investments - held-to-maturity	—	1,564	—
Short-term investments - available for sale	—	9,709	—
Short-term investments - rabbi trust	2,237	—	—
Accounts receivable, net	22,443	32,316	22,226
Inventories	52,224	63,781	66,557
Current income taxes receivable	510	613	857
Other current assets	3,462	3,811	2,986
Total current assets	100,013	128,750	107,176
Property, plant and equipment, net	38,832	43,265	41,702
Right of use assets	11,609	13,649	15,577
Intangible assets	2,440	2,816	2,628
Long-term investments - rabbi trust	7,526	9,036	9,357
Long-term investments - held-to-maturity	—	8,353	—
Deferred income taxes	493	452	528
Other assets	717	3,004	595
Total assets	$161,630	209,325	177,563
Current liabilities:
Accounts payable - trade	$24,298	40,525	20,099
Accounts payable - capital expenditures	200	176	473
Operating lease liability - current	2,655	2,878	3,219
Deferred compensation	2,237	—	—
Deferred revenue	1,527	679	520
Accrued expenses	7,594	11,019	7,832
Accrued restructuring	33	—	—
Income taxes payable - current	969	646	413
Total current liabilities	39,513	55,923	32,556
Operating lease liability - long-term	4,194	7,914	7,062
Income taxes payable - long-term	2,629	3,099	3,097
Deferred income taxes	5,700	4,918	6,004
Deferred compensation	7,486	9,017	9,343
Total liabilities	59,522	80,871	58,062
Commitments and Contingencies (Notes 9, 15, and 16)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,293,762 at October 30, 2022; 12,209,710 at October 31, 2021, and 12,228,629 at May 1, 2022	615	611	611
Capital contributed in excess of par value	43,671	42,719	43,143
Accumulated earnings	57,843	84,839	75,715
Accumulated other comprehensive (loss) income	(21)	285	32
Total shareholders' equity	102,108	128,454	119,501
Total liabilities and shareholders' equity	$161,630	209,325	177,563

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 30, 2022, AND OCTOBER 31, 2021

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	October 30,	October 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(17,872)	3,101
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,489	3,471
Non-cash inventory charges	6,439	579
Amortization	214	267
Stock-based compensation	565	709
Deferred income taxes	(269)	(319)
Realized gain from the sale of short-term investments available for sale	—	(4)
Gain sale of equipment	(232)	—
Foreign currency exchange (gain) loss	(1,168)	170
Changes in assets and liabilities:
Accounts receivable	(443)	5,441
Inventories	7,192	(8,329)
Other current assets	(728)	39
Other assets	58	(987)
Accounts payable – trade	6,027	(2,269)
Deferred revenue	1,007	139
Accrued expenses and deferred compensation	1,254	(2,908)
Accrued restructuring	33	—
Income taxes	601	(428)
Net cash provided by (used in) operating activities	6,167	(1,328)
Cash flows from investing activities:
Capital expenditures	(1,051)	(3,901)
Proceeds from the sale of equipment	465	—
Proceeds from the maturity of short-term investments (Held to Maturity)	—	3,200
Purchase of short-term and long-term investments (Held to Maturity)	—	(8,876)
Purchase of short-term investments (Available for Sale)	—	(4,371)
Proceeds from the sale of short-term investments (Available for Sale)	—	306
Proceeds from the sale of long-term investments (rabbi trust)	46	—
Purchase of long-term investments (rabbi trust)	(505)	(580)
Net cash used in investing activities	(1,045)	(14,222)
Cash flows from financing activities:
Dividends paid	—	(2,699)
Common stock repurchased	—	(1,752)
Common stock surrendered for withholding taxes payable	(33)	(50)
Payments of debt issuance costs	(206)	—
Net cash used in financing activities	(239)	(4,501)
Effect of exchange rate changes on cash and cash equivalents	(296)	(2)
Increase (decrease) in cash and cash equivalents	4,587	(20,053)
Cash and cash equivalents at beginning of period	14,550	37,009
Cash and cash equivalents at end of period	$19,137	16,956

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTHS ENDED OCTOBER 30, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2022 *	12,228,629	$611	$43,143	$75,715	$32	$119,501
Net loss	—	—	—	(5,699)	—	(5,699)
Stock-based compensation	—	—	252	—	—	252
Unrealized loss on investments	—	—	—	—	(7)	(7)
Common stock issued in connection with the vesting of performance-based restricted stock units	913	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	32,199	2	(2)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(6,708)	—	(52)	—	—	(52)
Fully vested common stock award	19,753	1	(1)	—	—	—
Balance, July 31, 2022	12,274,786	$614	$43,340	$70,016	$25	$113,995
Net loss	—	—	—	(12,173)	—	(12,173)
Stock-based compensation	—	—	313	—	—	313
Unrealized loss on investments	—	—	—	—	(46)	(46)
Common stock issued in connection with the vesting of performance-based restricted stock units	669	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(20)	—	19	—	—	19
Fully vested common stock award	18,327	1	(1)	—	—	—
Balance, October 30, 2022	12,293,762	$615	$43,671	$57,843	$(21)	$102,108

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX-MONTHS ENDED OCTOBER 31, 2021

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with the vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)
Fully vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549
Net income	—	—	—	851	—	851
Stock-based compensation	—	—	435	—	—	435
Unrealized loss on investments	—	—	—	—	(9)	(9)
Fully vested common stock award	6,426	—	—	—	—	—
Common stock repurchased	(73,002)	(3)	(1,026)	—	—	(1,029)
Dividends paid	—	—	—	(1,343)	—	(1,343)
Balance, October 31, 2021	12,209,710	$611	$42,719	$84,839	$285	$128,454

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments that are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation. A non-cash charge totaling $579,000 for markdowns of inventory estimated based on our policy for aged inventory was reclassified from the line item "Inventories" to the line item "Non-cash inventory charges" in the Consolidated Statement of Cash Flows for the six-months ended October 31, 2021. This reclassification did not have an effect on previously reported net cash used in operating activities and decrease in cash and cash equivalents.

The company’s six-months ended October 30, 2022, and October 31, 2021, each represent 26-week periods.

2. Significant Accounting Policies

As of October 30, 2022, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2022.

Recently Adopted Accounting Pronouncements

There were not any recently adopted accounting pronouncements during the first half of fiscal 2023.

Recently Issued Accounting Pronouncements

Currently, there are no new recent accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Beginning balance	$292	$591
Provision for bad debts	49	(23)
Write-offs, net of recoveries	(53)	(34)
Ending balance	$288	$534

During the six-month periods ended October 30, 2022, and October 31, 2021, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $288,000 and $534,000 as of October 30, 2022, and October 31, 2021, respectively.

On June 25, 2022, a customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subject to court approval, our customer and its affiliates entered into an asset purchase agreement for the sale of substantially all of their assets. The proposed buyer under the asset purchase agreement has also provided a commitment for debtor-in-possession financing to allow our customer and its affiliates to conduct normal business operations pending the anticipated closing of the sale. A credit loss associated with accounts receivable outstanding as of May 1, 2022, for this customer and its affiliates was not recorded as we received payment in full regarding these invoices, and based on information available to us at this time, we do not believe there is a risk of material loss on these accounts. In addition, based on the information available to us at this time, we currently do not expect to record a material credit loss associated with accounts receivable for this customer and its affiliates for outstanding invoices after May 1, 2022 relating to products sold prior to the bankruptcy filing. During the second quarter of fiscal 2023, we received payments on a portion of the outstanding invoices after May 1, 2022, and we currently expect to receive payments on the remaining outstanding invoices after May 1, 2022, during the third quarter of fiscal 2023.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of October 30, 2022, October 31, 2021, and May 1, 2022.

A summary of the activity associated with deferred revenue follows:

	Six months ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Beginning balance	$520	$540
Revenue recognized on contract liabilities	(1,747)	(1,445)
Payments received for services not yet rendered	2,754	1,584
Ending balance	$1,527	$679

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$26,230	$29,883	$56,113
Services transferred over time	—	2,268	2,268
Total Net Sales	$26,230	$32,151	$58,381

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$55,602	$61,406	$117,008
Services transferred over time	—	3,977	3,977
Total Net Sales	$55,602	$65,383	$120,985

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 31, 2021:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$83,941	$69,705	$153,646
Services transferred over time	—	3,962	3,962
Total Net Sales	$83,941	$73,667	$157,608

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Raw materials	$9,859	$10,626	$13,477
Work-in-process	3,724	4,480	4,237
Finished goods	38,641	48,675	48,843
	$52,224	$63,781	$66,557

Substantial and Unusual Losses Resulting from Subsequent Measurement of Inventory

Overall

Second Quarter of Fiscal 2023 and 2022

For the second quarter of fiscal 2023, we incurred a non-cash inventory charge totaling $5.3 million. This charge represents a $2.9 million write down of inventory to its net realizable value associated with our mattress fabrics segment, $2.3 million related to markdowns of inventory estimated based on our policy for aged inventory in both our mattress and upholstery fabrics segments, and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China (see Note 8 to the consolidated financial statements). Of the $5.3 million non-cash inventory charge for the second quarter of fiscal 2023, $3.8 million and $1.5 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

For the second quarter of fiscal 2022, we incurred a non-cash inventory charge totaling $226,000 that related to markdowns of inventory estimated based on our policy for aged inventory for both mattress and upholstery fabrics segments.

Year to Date Through Second Quarter of Fiscal 2023 and 2022

For the six-month period of fiscal 2023, we incurred a non-cash inventory charge totaling $6.4 million. This charge represents a $2.9 million write down of inventory to its net realizable value associated with our mattress fabrics segment, $3.4 million related to markdowns of inventory estimated based on our policy for aged inventory in both our mattress and upholstery fabrics segments, and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China (see Note 8 to the consolidated financial statements). Of the $6.4 million non-cash inventory charge for the six-month period of fiscal 2023, $4.2 million and $2.2 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

The non-cash inventory charge of $579,000 for the six-month period of fiscal 2022 represents markdowns of inventory estimated based on our policy for aged inventory in both mattress and upholstery fabrics segments.

Mattress Fabrics Segment - Net Realizable Value

During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (8.7%), excluding the non-cash charge of $3.8 million disclosed above, during the second quarter of fiscal 2023, as compared with gross margin of 15.0% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending, which we believe was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand. Based on this evidence, management conducted a thorough review of its mattress fabrics inventory, and as result, recorded a charge of $2.9 million within cost of sales to write down inventory to its net realizable value. This $2.9 million charge was based on management's best estimates of product sales prices, customer demand trends, and its plans to transition to new products. Based on the current unfavorable macroeconomic conditions, it is possible that the estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or its results. These differences could result in higher than expected inventory provisions, which could adversely affect the company's results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Tradename	$540	$540	$540
Customer relationships, net	1,486	1,787	1,636
Non-compete agreement, net	414	489	452
	$2,440	$2,816	$2,628

Tradename

Our tradename as of October 30, 2022, October 31, 2021, and May 1, 2022, pertained to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of October 30, 2022, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the second quarter of fiscal 2023.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Beginning balance	$1,636	$1,937
Amortization expense	(150)	(150)
Ending balance	$1,486	$1,787

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively. Accumulated amortization for these customer relationships was $1.6 million, $1.3 million, and $1.5 million as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2023 - $151,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $279,000; and thereafter - $153,000.

The weighted average amortization period for our customer relationships was 5.2 years as of October 30, 2022.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Beginning balance	$452	$527
Amortization expense	(38)	(38)
Ending balance	$414	$489

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively. Accumulated amortization for our non-compete agreement was $1.6 million, $1.5 million, and $1.6 million as of October 30, 2022, October 31, 2022, and May 1, 2022, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2023 - $37,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000, and thereafter - $73,000.

The weighted average amortization period for the non-compete agreement was 5.5 years as of October 30, 2022.

Impairment

As of October 30, 2022, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Asset Group may not be recoverable. During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (23.1%) during the second quarter of fiscal 2023, as compared with gross margin of 15.0% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending, which we believe was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Asset Group, which is classified as held and used, by comparing the carrying amount of the Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value (i.e., the sum of undiscounted future cash flows) of the asset. The carrying amount of the Asset Group totaled $38.8 million, which relates to property, plant, and equipment of $35.9 million, right of use assets of $2.1 million, a non-compete agreement of $414,000, and customer relationships of $383,000. Based on the comparison of the carrying amount of the Asset Group to the sum of its future undiscounted cash flows from its use and eventual disposition, we determined no impairment existed as of October 30, 2022, as the carrying amount of the Asset Group totaling $38.8 million did not exceed the sum of its future undiscounted cash flows.

7. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Compensation, commissions and related benefits	$4,489	$5,986	$4,248
Other accrued expenses	3,105	5,033	3,584
	$7,594	$11,019	$7,832

8. Exit and Disposal Activity

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to adjust our operating costs to better align with the declining consumer demand for cut and sewn products.

The following summarizes our restructuring expense and restructuring related charges that were associated with the above exit and disposal activity:

Six Months Ended
(dollars in thousands)	October 30, 2022
Employee termination benefits	$468
Loss on disposal and markdowns of inventory	98
Loss on disposal of equipment	80
Lease termination costs	47
Other associated costs	20
Restructuring expense and restructuring related charges (1)	$713

(1) Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 30, 2022.

The following summarizes the activity in accrued restructuring for the six-month period ending October 30, 2022:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$—	$—	$—	$—
Accrual established in fiscal 2023	468	47	—	515
Expenses incurred	—	—	20	20
Payments	(468)	(16)	(18)	(502)
Ending balance	$—	$31	$2	$33

9. Lines of Credit

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

The company’s available borrowings under the Amended Agreement are based on a borrowing base calculation using certain accounts receivable and inventory of the company, subject to certain sub-limits as defined in the Amended Agreement, to be calculated on a monthly basis. As of October 30, 2022, our available borrowings based on the borrowing base calculation under the Amended Agreement was $26.8 million.

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

Subsequent Event

We executed a non-binding term sheet during the second quarter of fiscal 2023 with Wells Fargo for a new revolving credit facility (the "Credit Facility") of up to $40 million, secured by the company's assets. This proposed Credit Facility will replace our Amended Agreement and, based on information available at this time, is expected to provide greater borrowing availability and better flexibility with minimal financial covenants. The company's borrowing availability under the Credit Facility will be based on a calculation using certain of the company's accounts receivable and inventory, determined on a monthly basis. The completion of the Credit Facility is subject to the parties entering into applicable definitive agreements, which may contain additional or different terms from those described herein.

Overall

Effective June 24, 2022, interest was charged under the Amended Agreement at a rate (applicable interest rate of 4.38% as of October 30, 2022) calculated using the Applicable Margin over SOFR based on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement. Under the Existing Credit Agreement interest was charged at a rate (applicable interest rate of 1.74% and 2.40% as of October 31, 2021, and May 1, 2022, respectively) as a variable spread over LIBOR based on a ratio of debt to EBITDA, as defined in the Existing Credit Agreement.

There were $275,000 of outstanding letters of credit provided by the Amended Agreement and Existing Credit Agreement as of October 30 2022, October 31, 2021, and May 1, 2022. As of October 30, 2022, we had $725,000 remaining for the issuance of additional letters of credit.

There were no borrowings outstanding under either the Amended Agreement or e Existing Credit Agreement, as applicable, as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($5.5 million USD as of October 30, 2022). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing and was set to expire on November 15, 2022.

On November 24, 2022, we renewed this agreement, which renewal maintains our borrowing capacity of 40 million RMB and extends the expiration date to November 24, 2023.

There were no borrowings outstanding under this agreement as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively.

Denominated in United States Dollar (“USD”)

We had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit of up to $2 million USD, which expired on August 30, 2022. Currently, the company does not plan to renew or replace this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 30, 2022, we complied with our financial covenants.

Interest paid during the first half of fiscal 2023 totaled $8,000. No interest payments were made during the first half of fiscal 2022.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of October 30, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$9,089	N/A	N/A	$9,089
Growth Allocation Mutual Funds	438	N/A	N/A	438
Moderate Allocation Mutual Fund	77	N/A	N/A	77
Other	159	N/A	N/A	159

	Fair value measurements as of October 31, 2021, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,351	N/A	N/A	$8,351
Bond Mutual Funds	4,384	N/A	N/A	4,384
Inflation Protected Bond Mutual Funds	2,975	N/A	N/A	2,975
Mortgage Securities Mutual Funds	1,118	N/A	N/A	1,118
Large Cap Equity Mutual Funds	694	N/A	N/A	694
Growth Allocation Mutual Funds	449	N/A	N/A	449
Preferred Securities Mutual Fund	282	N/A	N/A	282
U.S. Event Driven Equity Mutual Fund	203	N/A	N/A	203
Moderate Allocation Mutual Fund	88	N/A	N/A	88
Other	201	N/A	N/A	201

	Fair value measurements as of May 1, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,683	N/A	N/A	$8,683
Growth Allocation Mutual Funds	435	N/A	N/A	435
Moderate Allocation Mutual Fund	81	N/A	N/A	81
Other	158	N/A	N/A	158

Short-Term Investments – Available for Sale

During the fourth quarter of fiscal 2022, we sold all of our remaining short-term investments classified as available-for-sale, and therefore we did not report short-term investments classified as available-for-sale in the accompanying Consolidated Balance Sheets as of October 30, 2022, and May 1, 2022. As of October 31, 2021, our short-term investments classified as available-for-sale (i) consisted of various types of bond and equity mutual funds, (ii) were recorded at their fair value totaling $9.7 million, (iii) had an unrealized gain of $116,000, (iv) approximated their cost basis, and (v) resided with our U.S. operations.

Short-Term and Long-Term Investments - Held-To-Maturity

During the fourth quarter of fiscal 2022, we sold all of our remaining investments classified as held-to-maturity, and therefore we did not report short-term or long-term investments classified as held-to-maturity in the accompanying Consolidated Balance Sheets as of October 30, 2022, and May 1, 2022. As of October 31, 2021, our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and were recorded at amortized cost.

As of October 31, 2021, our held-to-maturity investments had an amortized cost and fair value totaling $9.9 million and resided with our U.S. operations.

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

As of October 30, 2022, our investments associated with our rabbi trust totaled $9.8 million, of which $2.2 million and $7.6 million were classified as short-term and long-term, respectively. As of October 31, 2021, our investments associated with our rabbi trust totaled $9.0 million, all of which were classified as long-term. As of May 1, 2022, our investments associated with our rabbi trust totaled $9.4 million, all of which were classified as long-term. The investments associated with our rabbi trust had an accumulated unrealized loss of $21,000 as of October 30, 2022, an accumulated unrealized gain of $169,000, and $32,000, as of October 31, 2021, and May 1, 2022, respectively.

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

Weighted average shares used in the computation of basic and diluted net (loss) income per share are as follows:

	Three months ended
(amounts in thousands)	October 30, 2022	October 31, 2021
Weighted average common shares outstanding, basic	12,280	12,223
Dilutive effect of stock-based compensation	—	93
Weighted average common shares outstanding, diluted	12,280	12,316

During the second quarter of fiscal 2023, 42,127 shares of unvested common stock were not included in the computation of diluted net loss per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the second quarter of fiscal 2023, 35,077 shares of unvested common stock were not included in the computation of diluted net loss per share as we incurred a net loss during the reporting period.

During the second quarter of fiscal 2022, 13,484 shares of unvested common stock were not included in the computation of diluted net income per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

	Six months ended
(amounts in thousands)	October 30, 2022	October 31, 2021
Weighted average common shares outstanding, basic	12,259	12,268
Dilutive effect of stock-based compensation	—	101
Weighted average common shares outstanding, diluted	12,259	12,369

During the first half of fiscal 2023, 37,852 shares of unvested common stock were not included in the computation of diluted net loss per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the first half of fiscal 2023, 47,249 shares of unvested common stock were not included in the computation of diluted net loss per share as we incurred a net loss during the reporting period.

During the first half of fiscal 2022, 1,561 shares of unvested common stock were not included in the computation of diluted net income per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

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

Statements of operations for our operating segments are as follows:

	Three months ended
	October 30, 2022	October 31, 2021
net sales by segment:
mattress fabrics	$26,230	$40,883
upholstery fabrics	32,151	33,678
net sales	$58,381	$74,561
gross (loss) profit:
mattress fabrics	$(6,057)	$6,146
upholstery fabrics	3,942	4,581
total segment gross (loss) profit	$(2,115)	$10,727
restructuring related charge (1)	(98)	—
gross (loss) profit	$(2,213)	$10,727
selling, general, and administrative expenses by segment:
mattress fabrics	$2,945	$3,007
upholstery fabrics	3,680	3,553
unallocated corporate expenses	2,478	2,527
selling, general, and administrative expenses	$9,103	$9,087
(loss) income from operations by segment:
mattress fabrics	$(9,002)	$3,139
upholstery fabrics	262	1,028
unallocated corporate expenses	(2,478)	(2,527)
total segment (loss) income from operations	$(11,218)	$1,640
restructuring expense (2)	(615)	—
restructuring related charge (1)	(98)	—
(loss) income from operations	$(11,931)	$1,640
interest income	79	59
other income (expense)	829	(404)
(loss) income before income taxes	$(11,023)	$1,295

(1) Restructuring related charge for the three-months ended October 30, 2022, represents $98,000 of losses on disposal and markdowns of inventory associated with the exit of our cut and sew upholstery fabrics operation located in Shanghai, China. This $98,000 restructuring related charge was recorded to cost of sales in the Consolidated Statements of Net Loss for the three-months ending October 30, 2022.

(2) Restructuring expense for the three-months ended October 30, 2022, represents $468,000 for employee termination benefits, $80,000 that relates to a loss on disposal of equipment, $47,000 for lease termination costs, and $20,000 of other associated costs related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.

	Six months ended
	October 30, 2022	October 31, 2021
net sales by segment:
mattress fabrics	$55,602	$83,941
upholstery fabrics	65,383	73,667
net sales	$120,985	$157,608
gross (loss) profit:
mattress fabrics	$(6,093)	$12,941
upholstery fabrics	8,105	10,285
total segment gross profit	$2,012	$23,226
restructuring related charge (1)	(98)	—
gross profit	$1,914	$23,226
selling, general, and administrative expenses by segment:
mattress fabrics	$5,829	$6,191
upholstery fabrics	7,302	6,990
unallocated corporate expenses	4,837	5,087
selling, general, and administrative expenses	$17,968	$18,268
(loss) income from operations by segment:
mattress fabrics	$(11,922)	$6,750
upholstery fabrics	803	3,295
unallocated corporate expenses	(4,837)	(5,087)
total segment (loss) income from operations	$(15,956)	$4,958
restructuring expense (2)	(615)	—
restructuring related charge (1)	(98)	—
(loss) income from operations	$(16,669)	$4,958
interest income	96	132
other income (expense)	747	(640)
(loss) income before income taxes	$(15,826)	$4,450

(1) Restructuring related charge for the six-months ended October 30, 2022, represents $98,000 of losses on disposal and markdowns of inventory associated with the exit of our cut and sew upholstery fabrics operation located in Shanghai, China. This $98,000 restructuring related charge was recorded to cost of sales in the Consolidated Statements of Net Loss for the six-months ending October 30, 2022.

(2) Restructuring expense for the six-months ended October 30, 2022, represents $468,000 for employee termination benefits, $80,000 that relates to a loss on disposal of equipment, $47,000 for lease termination costs, and $20,000 of other associated costs related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.

Balance sheet information for our operating segments follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Segment assets:
Mattress Fabrics:
Accounts receivable	$8,700	$16,639	$9,865
Inventory	30,300	34,498	39,028
Property, plant and equipment (1)	35,853	40,673	38,731
Right of use assets (2)	2,087	3,838	3,469
Total mattress fabrics assets	76,940	95,648	91,093
Upholstery Fabrics:
Accounts receivable	13,743	15,677	12,361
Inventory	21,924	29,283	27,529
Property, plant and equipment (3)	2,150	1,680	2,030
Right of use assets (4)	5,898	5,472	8,124
Total upholstery fabrics assets	43,715	52,112	50,044
Total segment assets	120,655	147,760	141,137
Non-segment assets:
Cash and cash equivalents	19,137	16,956	14,550
Short-term investments - available for sale	—	9,709	—
Short-term investments - held-to-maturity	—	1,564	—
Short-term investments - rabbi trust	2,237	—	—
Current income taxes receivable	510	613	857
Other current assets	3,462	3,811	2,986
Deferred income taxes	493	452	528
Property, plant and equipment (5)	829	912	941
Right of use assets (6)	3,624	4,339	3,984
Intangible assets	2,440	2,816	2,628
Long-term investments - rabbi trust	7,526	9,036	9,357
Long-term investments - held-to-maturity	—	8,353	—
Other assets	717	3,004	595
Total assets	$161,630	$209,325	$177,563

	Six months ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Capital expenditures (7):
Mattress Fabrics	$267	$2,030
Upholstery Fabrics	447	397
Unallocated Corporate	60	1,302
Total capital expenditures	$774	$3,729
Depreciation expense:
Mattress Fabrics	$3,088	$3,071
Upholstery Fabrics	401	400
Total depreciation expense	$3,489	$3,471
(1)
The $35.9 million as of October 30, 2022, represents property, plant, and equipment of $23.8 million, $11.4 million, and $679,000 located in the U.S., Canada, and Haiti, respectively. The $40.7 million as of October 31, 2021, represents property, plant, and equipment of $27.3 million, $12.6 million, and $836,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $2.1 million as of October 30, 2022, represents right of use assets of $1.8 million, $167,000, and $164,000 located in Haiti, Canada, and the U.S., respectively. The $3.8 million as of October 31, 2021, represents right of use assets of $2.2 million, $1.3 million, and $309,000 located in Haiti, the U.S., and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

(3)
The $2.2 million as of October 30, 2022, represents property, plant, and equipment of $1.0 million, $1.0 million, and $137,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of October 31, 2021, represents property, plant, and equipment of $1.1 million, $368,000, and $242,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.
(4)
The $5.9 million as of October 30, 2022, represents right of use assets of $2.5 million, $2.0 million and $1.4 million located in Haiti, China, and the U.S., respectively. The $5.5 million as of October 31, 2021, represents right of use assets of $4.3 million and $1.2 million located in China and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.
(5)
The $829,000, $912,000, and $941,000 as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.
(6)
The $3.6 million, $4.3 million, and $4.0 million as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively, represent right of use assets located in the U.S.
(7)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.0 million, or (12.9%) of loss before income taxes, for the six-month period ending October 30, 2022, compared with income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ending October 31, 2021.

Our effective income tax rates for the six-month periods ended October 30, 2022, and October 31, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended October 30, 2022, and October 31, 2021, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 30, 2022, and October 30, 2021:

	October 30,	October 31,
	2022	2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(36.7)	(4.5)
Withholding taxes associated with foreign jurisdictions	(3.3)	6.1
Foreign income tax rate differential	3.2	3.9
Tax effects of local currency foreign exchange gains (losses)	4.7	(0.4)
Stock-based compensation	(0.6)	0.2
Global Intangible Low Taxed Income Tax ("GILTI")	—	3.3
Other	(1.2)	0.7
	(12.9)	30.3%

Our consolidated effective income tax rate during the first half of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and our foreign subsidiaries, as compared to the first half of fiscal 2022. During the first half of 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first half of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, as of the end of the second quarter of fiscal 2022, our U.S. operations were projected to earn a level of pre-tax income that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

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

As of October 30, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years from 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 30, 2022, October 31, 2021, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
U.S. federal and state net deferred income tax assets	$13,958	9,155	9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$16,288	11,485	11,857

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of October 30, 2022, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of October 30, 2022, October 31, 2021, and May 1, 2022, we recorded a deferred income tax liability of $4.0 million, $3.4 million, and $3.5 million, respectively.

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

As of October 30, 2022, and May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of October 31, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable – long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets.

As of October 30, 2022, and May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire $1.1 million would favorably affect the income tax rate in future periods. As of October 31, 2021, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million would favorably affect the income tax rate in future periods.

Our gross unrecognized income tax benefit of $1.1 million as of October 30, 2022, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	October 30,	October 31,
(dollars in thousands)	2022	2021
United States Transition Tax Payment	$265	$266
China Income Taxes	1,286	921
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—	487
Canada - Income Taxes	161	427
	$1,712	$2,101

14. Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan.

As of October 30, 2022, there were 242,188 shares available for future equity-based grants under the 2015 Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 10, 2022 and July 22, 2021:

	August 10,	July 22,
	2022	2021
Closing price of our common stock	$5.06	$14.75
Expected volatility of our common stock	48.2%	54.2%
Expected volatility of peer companies (1)	41.6% - 105.1%	45.7% - 101.5%
Risk-free interest rate	3.13%	0.33%
Dividend yield	0.00%	3.00%
Correlation coefficient of peer companies (1)	0.05 - 0.23	0.03 - 0.35
(1)
The expected volatility and correlation coefficient of our peer companies for the August 10, 2022 and July 22, 2021, grant dates were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of October 30, 2022:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 10, 2022 (1)	178,714	—	$5.77	(5)	3 years
July 22, 2021 (1)	122,476	—	$15.93	(6)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(7)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Performance-based restricted stock units awarded to key employees.
(3)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of October 30, 2022.

(5)
Price per share represents the fair market value per share ($1.14 per $1, or an increase of $0.71 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($5.06) for the performance-based component of the performance-based restricted stock units granted to senior executives on August 10, 2022.
(6)
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

The following table summarizes information related to our performance-based restricted stock units that vested during the six-month periods ending October 30, 2022, and October 31, 2021:

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

We recorded compensation expense of $2,000 and $109,000 within selling, general, and administrative expenses for the six-month periods ending October 30, 2022, and October 31, 2021, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that were unvested as of October 30, 2022:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
September 6, 2022	37,671	$4.58	1 to 3 years
August 10, 2022	82,016	$5.06	3 years
July 22, 2021	37,591	$14.75	3 years
August 6, 2020	129,095	$11.01	3 years
August 2, 2018	10,000	$24.35	5 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the six-month periods ending October 30, 2022:

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

Overall

We recorded compensation expense of $396,000 and $446,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ending October 30, 2022, and October 31, 2021, respectively.

As of October 30, 2022, the remaining unrecognized compensation expense related to our time-based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 1.9 years. As of October 30, 2022, the time-based restricted stock units that are expected to vest had a fair value totaling $1.5 million.

Common Stock Awards

We granted a total of 18,326 and 19,753 shares of common stock to our outside directors on October 3, 2022 and July 1, 2022, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $4.57 and $4.24 per share on October 3, 2022 and July 1, 2022, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $167,000 and $154,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the six-month periods ending October 30, 2022, and October 31, 2021, respectively.

15. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to nine years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of October 30, 2022, October 31, 2021, and May 1, 2022, are as follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Right of use assets	$11,609	$13,649	$15,577
Operating lease liability - current	2,655	2,878	3,219
Operating lease liability – noncurrent	4,194	7,914	7,062

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021
Operating lease liability payments	$1,068	$1,436
Right of use assets exchanged for lease liabilities	—	2,614

Operating lease expense for the three-month periods ended October 30, 2022, and October 31, 2021, was $959,000 and $905,000, respectively. Operating lease expense for the six-month periods ended October 30, 2022, and October 31, 2021, was $2.0 million and $1.8 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and six-month periods ended October 30, 2022, and October 31, 2021.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2023, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2023	$1,377
2024	2,575
2025	1,578
2026	334
2027	298
Thereafter	1,028
$7,190
Less: interest	(341)
Present value of lease liabilities	$6,849

As of October 30, 2022, the weighted average remaining lease term and discount rate for our operating leases follows:

October 30, 2022
Weighted average lease term	4.0 years
Weighted average discount rate	3.39%

Impairment

See section titled "Impairment" located at Note 6 to the notes to the consolidated financial statements for further details of our assessment and conclusions reached regarding impairment of long-lived assets associated with our mattress fabrics segment that included property, plant, and equipment, right of use assets, and finite-lived intangible assets (i.e., customer relationships and non-compete agreement) that are classified as held and used.

16. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of October 30, 2022, October 31, 2021, and May 1, 2022, we had total amounts due regarding capital expenditures totaling $200,000, $176,000, and $473,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of October 30, 2022, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $444,000.

17. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of October 30, 2022, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 30, 2022, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.0 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

During the first half of fiscal 2023, we did not repurchase any shares of our common stock. During the first half of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

As of October 30, 2022, we had $3.2 million available for additional repurchases of our common stock.

19. Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during first half of fiscal 2023.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented a quarterly dividend payment of $0.11 per share.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended October 30, 2022, and October 31, 2021, both represent 26-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We currently have mattress fabric operations located in Stokesdale, NC, High Point, NC, Quebec, Canada, and Ouanaminthe, Haiti. During the second quarter of fiscal 2023, we took action to begin implementing a rationalization of our U.S.-based mattress fabrics cut and sew platform, which will include a closure of our two High Point, NC, facilities associated with this business during the third quarter of fiscal 2023.

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC. During the third quarter of fiscal 2022, we also commenced operation of a new leased facility in Ouanaminthe, Haiti, dedicated to the production of cut and sewn upholstery kits. Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Results of Operations

	Three Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Net sales	$58,381	$74,561	(21.7)%
Gross (loss) profit	(2,213)	10,727	(120.6)%
Gross margin	(3.8)%	14.4%	(1820)bp
Selling, general, and administrative expenses	9,103	9,087	0.2%
Restructuring expense	615	—	100.0%
(Loss) income from operations	(11,931)	1,640	N.M.
Operating margin	(20.4)%	2.2%	(2260)bp
(Loss) income before income taxes	(11,023)	1,295	N.M.
Income tax expense	1,150	444	159.0%
Net (loss) income	(12,173)	851	N.M.

	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Net sales	$120,985	$157,608	(23.2)%
Gross profit	1,914	23,226	(91.8)%
Gross margin	1.6%	14.7%	(1310)bp
Selling, general, and administrative expenses	17,968	18,268	(1.6)%
Restructuring expense	615	—	100.0%
(Loss) income from operations	(16,669)	4,958	N.M.
Operating margin	(13.8)%	3.1%	(1690)bp
(Loss) income before income taxes	(15,826)	4,450	N.M.
Income tax expense	2,046	1,349	51.7%
Net (loss) income	(17,872)	3,101	N.M.

Net Sales

Overall, our net sales for the second quarter of fiscal 2023 decreased by 21.7% compared with the same period a year ago, with mattress fabrics sales decreasing 35.8% and upholstery fabrics sales decreasing 4.5%. Our net sales for the first half of fiscal 2023 decreased by 23.2% compared with the same period a year ago, with mattress fabrics sales decreasing 33.8% and upholstery fabrics sales decreasing 11.2%.

The decrease in net sales in our mattress fabrics segment for both the second quarter and the first half of fiscal 2023 reflects an ongoing slowdown in consumer demand in the domestic mattress industry. The impact of this industry softness has been exacerbated by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts. The decrease in net sales during both periods was partially offset by certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 0.7% during the second quarter and by approximately 1.4% during the first half of fiscal 2023.

The decrease in net sales for our upholstery fabrics segment for both the second quarter and the first half of fiscal 2023 reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry. The decrease in net sales during both periods was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year periods, as well as certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 3.0% during the second quarter and by approximately 3.6% during the first half of fiscal 2023.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our loss before income taxes for the second quarter of fiscal 2023 was $(11.0) million, compared with income before income taxes of $1.3 million for the prior-year period, while our loss before income taxes for the first six months of fiscal 2023 was $(15.8) million, compared with income before income taxes of $4.5 million for the prior-year period.

Operating performance for the second quarter of fiscal 2023, as compared to the prior-year period, was primarily affected by lower sales; impairment charges due to the write down of inventory to its net realizable value and inventory closeout sales for our mattress fabrics segment; markdowns of inventory due to our aged inventory policy for both our mattress fabrics and upholstery fabrics segment; and restructuring and related charges associated with our upholstery fabrics segment. Operating performance for the first half of fiscal 2023 was also materially pressured by the same factors, as well as continued inflationary pressures; labor challenges within both our mattress fabrics business and our Read business that resulted in increased employee training costs and operating inefficiencies, including quality issues within our mattress fabrics segment; and additional costs and operating inefficiencies associated with our new upholstery fabrics cut and sew facility in Haiti. These pressures were partially offset by slightly lower total SG&A expense for the six-month period, due primarily to lower incentive compensation expense during the first quarter of fiscal 2023, as well as a more favorable foreign exchange rate associated with our upholstery fabric operations in China.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $2.0 million, or (12.9%) of loss before income taxes, for the six-month period ended October 30, 2022, compared with income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ended October 31, 2021.

Our consolidated effective income tax rate during the first half of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as compared to the first half of fiscal 2022. During the first half of fiscal 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first half of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, as of the end of the second quarter of fiscal 2022, our U.S. operations were projected to earn a level of pre-tax income that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

Refer to Note 13 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of October 30, 2022, our cash and cash equivalents (collectively, “cash”) totaled $19.1 million, an increase of $4.5 million, compared with $14.6 million as of May 1, 2022. This increase was primarily due to (i) $6.2 million in net cash provided by operating activities, partially offset by (ii) capital expenditures totaling $1.1 million

Our net cash provided by operating activities was $6.2 million during the first half of fiscal 2023, an increase of $7.5 million compared with net cash used in operating activities of $(1.3) million during the first half of fiscal 2022. This trend primarily reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) an increase in accounts payable that primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during the first quarter of fiscal 2023; and (iii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first quarter of fiscal 2023, partially offset by (iv) a decrease in net cash earnings during the first half of fiscal 2023 as compared with the first half of fiscal 2022.

As of October 30, 2022, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first half of fiscal 2023.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented a quarterly cash dividend payment of $0.11 per share.

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

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the first half of fiscal 2023, we did not purchase any shares of our common stock. As a result, as of October 30, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the third quarter of fiscal 2023.

During the first half of fiscal 2022, we repurchased 121,688 shares of common stock at a cost of $1.8 million.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Net sales	$26,230	$40,883	(35.8)%
Gross (loss) profit	(6,057)	6,146	(198.6)%
Gross profit margin	(23.1)%	15.0%	(3810)bp
Selling, general, and administrative expenses	2,945	3,007	(2.1)%
(Loss) income from operations	(9,002)	3,139	(386.8)%
Operating margin	(34.3)%	7.7%	(4200)bp

	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Net sales	$55,602	$83,941	(33.8)%
Gross (loss) profit	(6,093)	12,941	(147.1)%
Gross margin	(11.0)%	15.4%	(2640)bp
Selling, general, and administrative expenses	5,829	6,191	(5.8)%
(Loss) income from operations	(11,922)	6,750	(276.6)%
Operating margin	(21.4)%	8.0%	(2940)bp

Net Sales

Mattress fabrics sales decreased 35.8% in the second quarter of fiscal 2023 compared to the prior-year period. Mattress fabrics sales decreased 33.8% in the first half of fiscal 2023 compared to the first half of fiscal 2022.

The decrease in mattress fabrics net sales for the second quarter and for the first six months of fiscal 2023 reflects an ongoing slowdown in consumer demand in the domestic mattress industry. We believe this slowdown is primarily due to inflationary pressures affecting consumer spending, as well as a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. The impact of this industry softness has been exacerbated by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts. The decrease in net sales during both periods was partially offset by certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 0.7% during the second quarter and by approximately 1.4% during the first half of fiscal 2023.

Despite the headwinds, we remained focused on inventory reductions and cash generation during the quarter. We continued to execute our product-driven strategy, with an emphasis on innovation, design creativity, and personalized customer service. Additionally, the strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey continued to enable us to support the evolving needs of our mattress fabrics and cover customers during the period. We believe our market position remains solid, with strong new placements, although the timing for new product rollouts continues to be affected by customers working through their existing excess inventory.

Looking ahead, we expect the current macroeconomic environment will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products and continue to delay the timing of new product rollouts. We expect these conditions are likely to pressure results through at least the fourth quarter of fiscal 2023. Additionally, the ongoing impacts of the COVID-19 pandemic, as well as Russia’s invasion of Ukraine, including its effect on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic or the evolving impact of the Russia-Ukraine war on our mattress fabrics segment; however, either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The decrease in mattress fabrics profitability during the second quarter of fiscal 2023, as compared to the prior-year period, was primarily due to operating inefficiencies from lower sales volume; $2.9 million in impairment charges due to the write down of inventory to its net realizable value, $2.1 million in losses on the closeout sale of raw material and finished goods inventory, and $869,000 in markdowns of inventory due to our policy for aged inventory; and inefficiencies due to quality issues. The timing of the inventory impacts was mostly driven by our customers' focus on new product offerings to introduce at the retail level, as well as inflationary pressures, changes in consumer spending, and ongoing macro conditions.

Mattress fabrics profitability for the first half of fiscal 2023 was pressured by the same factors that affected the second quarter, as well as labor challenges, including inefficiencies due to hiring and training new employees; higher raw material costs; and an additional $499,000 in markdowns of inventory due to our policy for aged inventory during the first quarter, offset slightly by lower SG&A due primarily to lower incentive compensation expense during the first quarter.

We implemented two targeted price increases on select product lines during the second quarter to help offset the continued rise in raw material costs. Based on demand trends for sewn mattress covers, we also began to implement a restructuring and rationalization of our U.S.-based cut and sewn cover platform during the quarter, initiating a move of our R&D and prototyping capabilities from our High Point, North Carolina, location to our facility in Stokesdale, North Carolina. The result of this move is the discontinuation of our higher-cost on-shore production capabilities, with planned closures of our two leased facilities in High Point, North Carolina, during the third quarter of fiscal 2023. We believe this move will allow us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia, where we can scale operations to align with demand and continue to support the needs of our customers.

We expect the ongoing industry softness affecting sales volumes, as well as continued inflationary pressures, will affect profitability through at least the fourth quarter of fiscal 2023, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to control internal costs and improve efficiencies. We will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as necessary to further mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Accounts receivable	$8,700	$16,639	$9,865
Inventory	30,300	34,498	39,028
Property, plant & equipment	35,853	40,673	38,731
Right of use assets	2,087	3,838	3,469
	$76,940	$95,648	$91,093

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 30, 2022, accounts receivable decreased by $7.9 million, or 47.7%, compared with October 31, 2021. This trend reflects the significant decrease in net sales during second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, as described in the Net Sales section above. In addition, we experienced faster cash collections with a significant customer during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 30 days for the second quarter of fiscal 2023, as compared with 37 days for the second quarter of fiscal 2022.

As of October 30, 2022, accounts receivable decreased by $1.2 million, or 11.8%, compared with May 1, 2022. This trend reflects a decrease in net sales during the second quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022. Net sales during the second quarter of fiscal 2023 was $26.2 million, a decrease of $3.6 million, or 11.9%, compared with net sales of $29.8 million during the fourth quarter of fiscal 2022. Days’ sales outstanding was 30 days for both the second quarter of fiscal 2023 and the fourth quarter of fiscal 2022.

Inventory

As of October 30, 2022, inventory decreased by $4.2 million, or 12.2%, compared with October 31, 2021. This trend reflects (i) the significant decrease in net sales during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, as described in the Net Sales section above; (ii) a $3.8 million non-cash charge recorded during the second quarter of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $869,000 related to markdowns of inventory estimated based on our policy for aged inventory; and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

As of October 30, 2022, inventory decreased by $8.7 million, or 22.4%, compared with May 1, 2022. This trend reflects a (i) the decrease in net sales during the second quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022, as described above; (ii) a $4.2 million non-cash charge recorded in the first half of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $1.3 million related to markdowns of inventory estimated based on our policy for aged inventory; and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 3.9 for the second quarter of fiscal 2023, compared with 4.2 for the second quarter of fiscal 2022 and 2.9 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $35.9 million as of October 30, 2022, represents property, plant, and equipment of $23.8 million, $11.4 million, and $679,000 located in the U.S., Canada, and Haiti, respectively. The $40.7 million as of October 31, 2021, represents property, plant, and equipment of $27.3 million, $12.6 million, and $836,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

As of October 30, 2022, property, plant, and equipment has steadily decreased compared with October 31, 2021, as we have reduced our capital spending as a result of current and expected macroeconomic conditions.

Right of Use Assets

The $2.1 million as of October 30, 2022, represents right of use assets of $1.8 million, $167,000, and $164,000 located in Haiti, Canada, and the U.S., respectively. The $3.8 million as of October 31, 2021, represents right of use assets of $2.2 million, $1.3 million, and $309,000 located in Haiti, the U.S., and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

As of October 31, 2022, right of use assets have steadily decreased compared with October 31, 2021, due to rent expense recognized over the terms of the respective lease agreements, as well as the reduction in the terms for two lease agreements associated with the closure of our mattress cover operation located in High Point, NC, which are now set to expire during the third quarter of fiscal 2023. The reduction in the right of use assets associated with the expiration of these two leases agreements associated with our mattress cover operation was offset by a corresponding decrease to the related lease liabilities.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	October 30, 2022		October 31, 2021		% Change
Non-U.S. Produced	$29,679	92%	$31,306	93%	(5.2)%
U.S. Produced	2,472	8%	2,372	7%	4.2%
Total	$32,151	100%	$33,678	100%	(4.5)%

	Six Months Ended
(dollars in thousands)	October 30, 2022		October 31, 2021		% Change
Non-U.S. Produced	$61,119	93%	$69,528	94%	(12.1)%
U.S. Produced	4,264	7%	4,139	6%	3.0%
Total	$65,383	100%	$73,667	100%	(11.2)%

Upholstery fabrics sales decreased 4.5% in the second quarter of fiscal 2023 compared to the prior-year period, which was adversely affected by COVID-related shutdowns in Vietnam during the quarter. Upholstery fabrics sales decreased by 11.2% for the first half of fiscal 2023, as compared to the first half of fiscal 2022.

The decrease in upholstery fabrics net sales for the second quarter and for the first half of fiscal 2023 reflects reduced demand for our residential upholstery fabrics products compared to the prior-year periods, driven by a slowdown in new retail business in the residential home furnishings industry. The decrease in net sales was partially offset by higher sales in both our hospitality/contract fabric business and our Read business, as compared to the prior-year periods, as well as pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These actions increased net sales for the division by approximately 3.0% during the quarter and by approximately 3.6% during the first half of fiscal 2023.

Looking ahead, we expect the slowdown in new retail business for the residential home furnishings industry may affect demand for our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long-term with our product-driven strategy and innovative product offerings, as well as our flexible Asian platform and our long-term supplier relationships.

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

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Gross profit	3,942	4,581	(13.9)%
Gross margin	12.3%	13.6%	(130)bp
Selling, general, and administrative expenses	3,680	3,553	3.6%
Restructuring expense	615	—	100.0%
Income from operations	262	1,028	(74.5)%
Operating margin	0.8%	3.1%	(230)bp

	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	Change
Gross profit	8,105	10,285	(21.2)%
Gross margin	12.4%	14.0%	(160)bp
Selling, general, and administrative expenses	7,302	6,990	4.5%
Restructuring expense	615	—	100.0%
Income from operations	803	3,295	(75.6)%
Operating margin	1.2%	4.5%	(330)bp

The decrease in upholstery fabrics profitability for the second quarter of fiscal 2023, as compared to the prior-year period, primarily reflects lower residential sales and $1.4 million in inventory markdowns due to our policy for aged inventory, as well as operating inefficiencies in our cut and sew operation in Haiti due primarily to reduced customer demand during the latter part of the quarter. These pressures were partially offset by a significantly more favorable foreign exchange rate associated with our operations in China, as well as an improved contribution from our Read business.

Upholstery fabrics profitability for the first half of fiscal 2023 was affected by the same factors that affected the second quarter, as well as labor challenges and inflationary pressures affecting the Read business during the first quarter and an additional $689,000 in markdowns of inventory due to our policy for aged inventory during the first quarter.

Based on market dynamics for cut and sewn products and the strength of our Asian supply chain, we took action during the second quarter to restructure and adjust our model for this platform with the closure of our cut and sew facility located in Shanghai, China. We believe this move will allow us to reduce our operating costs while maintaining our ability to support our customers, grow our cut and sew business, and maintain our competitive advantages through our lower-cost manufacturing and sourcing operations in Asia and Haiti.

Looking ahead, we expect ongoing industry softness affecting sales volumes in our residential business, as well as continued operating inefficiencies at our Haiti cut and sew facility due to reduced demand driven by macro-economic conditions, will continue to pressure our profitability. We will continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels.

Exit and Disposal Activity

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to adjust our operating costs to align with declining consumer demand for cut and sewn products.

The following summarizes our restructuring expense and restructuring related charges that were associated with the above exit and disposal activity:

Six Months Ended
(dollars in thousands)	October 30, 2022
Employee termination benefits	$468
Loss on disposal and markdowns of inventory	98
Loss on disposal of equipment	80
Lease termination costs	47
Other associated costs	20
Restructuring expense and restructuring related charges (1)	$713

(1) Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 30, 2022.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
Accounts receivable	$13,743	$15,677	$12,361
Inventory	21,924	29,283	27,529
Property, plant & equipment	2,150	1,680	2,030
Right of use assets	5,898	5,472	8,124
	$43,715	$52,112	$50,044

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 30, 2022, accounts receivable decreased by $1.9 million, or 12.3%, compared with October 31, 2021. This trend reflects the decrease in net sales during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, as described in the Net Sales section above. In addition, we experienced faster cash collections with a significant customer during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 35 days for the second quarter of fiscal 2023, as compared with 41 days for the second quarter of fiscal 2022.

As of October 30, 2022, accounts receivable increased by $1.4 million, or 11.2%, compared with May 1, 2022. This trend reflects the increase in net sales related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns during the fourth quarter of fiscal 2022 were lifted during the first quarter of fiscal 2023. Net sales for the upholstery fabrics segment were $32.2 million during the second quarter of fiscal 2023, an increase of $5.0 million, or 18.4%, compared with net sales of $27.2 million during the fourth quarter of fiscal 2022. The increase in accounts receivable attributable to this increase in net sales was offset by faster cash collections with a significant customer during the second quarter of fiscal 2023, as compared with the fourth quarter of fiscal 2022. This led to a decline in days’ sales outstanding to 35 days for the second quarter of fiscal 2023, as compared with 40 days for the fourth quarter of fiscal 2022.

Inventory

As of October 30, 2022, inventory decreased by $7.4 million, or 25.1%, compared with October 31, 2021. This trend reflects (i) the decrease in net sales during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, as described in the Net Sales section above; (ii) a $1.5 million non-cash charge recorded during the second quarter of fiscal 2023, which includes $1.4 million of markdowns of inventory estimated based on our policy for aged inventory and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

As of October 30, 2022, inventory decreased by $5.6 million, or 20.4%, compared with May 1, 2022. This trend reflects (i) the reduction in inventory, despite the increase in net sales, during the second quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022, due to improved alignment of inventory purchases with current customer demand trends; (ii) a $2.2 million non-cash charge recorded during the first half of fiscal 2023, which includes $2.1 million of markdowns of inventory estimated based on our policy for aged inventory and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China, and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 3.8 for the second quarter of fiscal 2023, compared with 4.3 for the second quarter of fiscal 2022 and 3.0 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $2.2 million as of October 30, 2022, represents property, plant, and equipment of $1.0 million, $1.0 million, and $137,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of October 31, 2021, represents property, plant, and equipment of $1.1 million, $368,000, and $242,000 located in the U.S., China, and Haiti, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

As of October 30, 2022, property, plant, and equipment increased compared with October 31, 2021, due to the start-up and subsequent increase in production at our new upholstery cut and sew operation located in Haiti that commenced during the third quarter of fiscal 2022.

Right of Use Assets

The $5.9 million as of October 30, 2022, represents right of use assets of $2.5 million, $2.0 million, and $1.4 million located in Haiti, China, and the U.S., respectively. The $5.5 million as of October 31, 2021, represents right of use assets of $4.3 million and $1.2 million located in China and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

As of October 30, 2022, our right of use assets increased by $426,000, or 7.8%, compared with October 31, 2021. This increase represents our agreement to lease a 90,000 square foot facility located in Haiti that commenced during the third quarter of fiscal 2022, partially offset by (i) a decrease related to a six-month forgiveness of rent payments associated with COVID relief permitted by the Chinese government for all building lease agreements located in Shanghai, China, and (ii) the termination of a building lease agreement in connection with the exit from our cut and sew upholstery fabrics operation located in Shanghai, China.

As of October 30, 2022, our right of use assets decreased by $2.2 million, or 27.4%, compared with May 1, 2022. This decrease mostly represents (i) a six-month forgiveness of rent payments associated with COVID relief permitted by the Chinese government for all building lease agreements located in Shanghai, China, and (ii) the termination of a building lease agreement in connection with the exit from our cut and sew upholstery fabrics operation located in Shanghai, China.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	% Change
SG&A expenses	$9,103	$9,087	0.2%
Interest income	79	59	33.9%
Other income (expense)	829	(404)	(305.2)%

	Six Months Ended
(dollars in thousands)	October 30, 2022	October 31, 2021	% Change
SG&A expenses	$17,968	$18,268	(1.6)%
Interest income	96	132	(27.3)%
Other income (expense)	747	(640)	(216.7)%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses during the second quarter and the first half of fiscal 2023 are comparable with the prior-year periods.

Interest Income

The increase in interest income during the second quarter of fiscal 2023, as compared with the second quarter of fiscal 2022, is mostly due to the significant increase in market interest rates during fiscal 2023.

The decrease in interest income for the first half of fiscal 2023, as compared with the first half of fiscal 2022, is mostly due to the liquidation of all of our remaining short-term investments classified as available-for-sale and corporate bond investments classified as held-to-maturity during the fourth quarter of fiscal 2022, partially offset by the significant increase in market interest rates during fiscal 2023.

Other Income (Expense)

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The change from other income during the second quarter and the first half of fiscal 2023, as compared to other expense during the second quarter and first half of fiscal 2022, is due mostly to more favorable foreign exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the second quarter of fiscal 2023, we reported a foreign exchange gain associated with our China operations of $1.0 million, compared with a foreign exchange loss of $(151,000) during the second quarter of fiscal 2022. During the first half of fiscal 2023, we reported a foreign exchange gain of $1.2 million, compared with a foreign exchange loss of $(160,000) during the first half of fiscal 2022.

The significant $1.2 million foreign exchange rate gain reported during the first half of fiscal 2023, which is mostly non-cash, was mostly offset by $1.1 million of income tax expense that increased our income tax payments. This $1.1 million of income tax expense was associated with taxable foreign exchange rate gains on more favorable foreign exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the Chinese Renminbi local currency amounts. The foreign exchange rate gains associated with our U.S. dollar denominated balance sheet accounts related to our operations located in China is taxable income, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $2.0 million, or (12.9%) of loss before income taxes, for the six-month period ending October 30, 2022, compared with income tax expense of $1.3 million, or 30.3% of income before income taxes, for the six-month period ending October 31, 2021.

Our effective income tax rates for the six-month periods ended October 30, 2022, and October 31, 2021, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rate for the six-month periods ended October 30, 2022, and October 31, 2021, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 30, 2022, and October 31, 2021:

	October 30,	October 31,
	2022	2021
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(36.7)	(4.5)
Withholding taxes associated with foreign jurisdictions	(3.3)	6.1
Foreign income tax rate differential	3.2	3.9
Tax effects of local currency foreign exchange gains (losses)	4.7	(0.4)
Stock-based compensation	(0.6)	0.2
Global Intangible Low Taxed Income Tax ("GILTI")	—	3.3
Other	(1.2)	0.7
	(12.9)	30.3%

Our consolidated effective income tax rate during the first half of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as compared to the first half of fiscal 2022. During the first half of fiscal 2023, we incurred a significant pre-tax loss from our U.S. operations, and therefore, a significant income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets. In addition, all of our taxable income in the first half of fiscal 2023 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S. In comparison, as of the end of the second quarter of fiscal 2022, our U.S. operations were projected to earn a level of pre-tax income that did not have a significant effect on our full valuation allowance or our consolidated effective income tax rate.

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

As of October 30, 2022, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined that we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years from 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 30, 2022, October 31, 2021, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
U.S. federal and state net deferred income tax assets	$13,958	9,155	9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$16,288	11,485	11,857

Undistributed Earnings

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively.

Uncertain Income Tax Positions

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of October 30, 2022, October 31, 2021, and May 1, 2022, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	October 30,	October 31,
(dollars in thousands)	2022	2021
United States Transition Tax Payment	$265	$266
China Income Taxes	1,286	921
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—	487
Canada - Income Taxes	161	427
	$1,712	$2,101

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $3.2 million for fiscal 2023, compared with $3.1 million for fiscal 2022. These estimated payments are management’s current projections only and can be affected over the year by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections, changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar, and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2023 due to the immediate expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards that totaled $23.7 million as of May 1, 2022, which are projected to increase as a result of the significant U.S. loss carryforward we expect to generate during fiscal 2023.

As of October 30, 2022, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), as follows: FY 2024 - $499,000; FY 2025 - $665,000; and FY 2026 - $831,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash, cash flow from operations, and amounts available under our revolving credit lines. As of October 30, 2022, we believe our cash of $19.1 million, cash flow from operations, and the current availability under our revolving credit lines totaling $32.3 million (Refer to Note 9 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of October 30, 2022, our cash and cash equivalents (collectively, “cash”) totaled $19.1 million, an increase of $4.5 million compared with $14.6 million as of May 1, 2022. This increase was primarily due to $6.2 million in net cash provided by operating activities, partially offset by capital expenditures totaling $1.1 million.

Our net cash provided by operating activities was $6.2 million during the first half of fiscal 2023, an increase of $7.5 million compared with net cash used in operating activities of $(1.3) million during the first half of fiscal 2023. This change primarily reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) an increase in accounts payable that primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during the first quarter of fiscal 2023; and (iii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first quarter of fiscal 2023, partially offset by (iv) a decrease in net cash earnings during the first half of fiscal 2023 compared with the first half of fiscal 2022.

As of October 30, 2022, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further detail.

Our cash balance may be adversely affected by factors beyond our control, such as (i) customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including the Russia-Ukraine war), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash and investments by geographic area follows:

(dollars in thousands)	October 30, 2022	October 31, 2021	May 1, 2022
United States	$11,255	$25,906	$4,430
China	5,734	9,101	9,502
Canada	1,194	967	267
Haiti	945	598	341
Cayman Islands	9	10	10
	$19,137	$36,582	$14,550

The total balance as of October 31, 2021, includes short-term investments classified as available-for-sale and short-term and long-term investments classified as held-to-maturity that were liquidated in their entirety during the fourth quarter of fiscal 2022, and therefore, the total balances as of October 30, 2022, and May 1, 2022, solely represent cash.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the first half of fiscal 2023, we did not purchase any shares of our common stock. As a result, as of October 30, 2022, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the third quarter of fiscal 2023.

During the first half of fiscal 2022, we repurchased 121,688 shares of common stock at a cost of $1.8 million.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first half of fiscal 2023.

During the first half of fiscal 2022, dividend payments totaled $2.7 million, which represented a quarterly cash dividend payment of $0.11 per share.

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

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $48.6 million as of October 30, 2022, compared with $54.7 million as of October 31, 2021, and $67.7 million as of May 1, 2022. Operating working capital turnover was 4.4 during the second quarter of fiscal 2023, compared with 6.5 during the second quarter of fiscal 2022 and 5.2 during the fourth quarter of fiscal 2022.

Accounts Receivable

Accounts receivable was $22.4 million as of October 30, 2022, a decrease of $9.9 million, or 30.6%, compared with $32.3 million as of October 31, 2021. This change reflects the significant decrease in net sales during the second quarter of fiscal 2023 as compared with the second quarter of fiscal 2022. Net sales were $58.4 million during the second quarter of fiscal 2023, a decrease of $16.2 million, or 21.7%, compared with net sales of $74.6 million during the second quarter of fiscal 2022. In addition, we experienced faster cash collections with significant customers associated with our mattress and upholstery fabrics segments during the second quarter of fiscal 2023, as compared with the second quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 33 days for the second quarter of fiscal 2023, compared with 39 days during the second quarter of fiscal 2022.

Accounts receivable was $22.4 million as of October 30, 2022, which is comparable with the $22.2 million in accounts receivable as of May 1, 2022. This reflects an increase in net sales during the second quarter of fiscal 2023 as compared with the fourth quarter of fiscal 2022. Net sales were $58.4 million during the second quarter of fiscal 2023, an increase of $1.5 million, or 2.5%, compared with net sales of $56.9 million during the fourth quarter of fiscal 2022. The increase in accounts receivable due to this increase in net sales was offset by a decrease in days’ sales outstanding, which was 33 days for the second quarter of fiscal 2023 compared with 35 days for the fourth quarter of fiscal 2022.

Inventory

Inventory was $52.2 million as of October 30, 2022, a decrease of $11.6 million, or 18.1%, compared with $63.8 million as of October 31, 2021. This decrease reflects (i) the 21.7% decrease in net sales during the second quarter of fiscal 2023, as compared with the second quarter of fiscal 2022; (ii) a $5.2 million non-cash charge recorded during the second quarter of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $2.3 million related to the markdowns of inventory estimated based on our policy for aged inventory; (iii) $98,000 for the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; and (iv) promotional programs to reduce aged raw materials and finished goods inventory, partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory was $52.2 million as of October 30, 2022, decreased by $14.3 million, or 21.5%, compared with $66.6 million as of May 1, 2022. This decrease reflects (i) improved alignment of inventory purchases with current customer demand trends in our upholstery fabrics segment; (ii) a $6.3 million non-cash charge recorded during the first half of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $3.4 million related to the markdowns of inventory estimated based on our policy for aged inventory; (iii) $98,000 for the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; and (iv) promotional programs to reduce aged raw materials and finished goods inventory, partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 4.3 for the second quarter of fiscal 2023, as compared with 4.2 for the second quarter of fiscal 2022 and 3.1 for the fourth quarter of fiscal 2022.

Accounts Payable - Trade

Accounts payable - trade was $24.3 million as of October 30, 2022, a decrease of $16.2 million, or 40.0%, compared with $40.5 million as of October 31, 2021. This decrease primarily reflects the significant decrease in net sales during the second quarter of fiscal 2023, as compared with the second quarter of fiscal 2022. Net sales were $58.4 million during the second quarter of fiscal 2023, a decrease of $16.2 million, or 21.7%, compared with net sales of $74.6 million during the second quarter of fiscal 2022. In addition, the decrease in accounts payable is also due to the improved alignment of inventory purchases with current customer demand trends.

Accounts payable - trade was $24.3 million as of October 30, 2022, an increase of $4.2 million, or 20.9%, compared with $20.1 million as of May 1, 2022. This trend reflects the significant increase in net sales related to our upholstery fabrics operations located in China during the second quarter of fiscal 2023, as compared to the fourth quarter of fiscal 2022, as the mandated COVID-19 related shutdowns that were in place during the fourth quarter of fiscal 2022 were lifted during the first quarter of fiscal 2023. Net sales for the upholstery fabrics segment were $32.2 million during the second quarter of fiscal 2023, an increase of $5.0 million, or 18.4%, compared with net sales of $27.2 million during the fourth quarter of fiscal 2022. The increase in accounts payable associated with our upholstery fabrics segment was partially offset by the significant decline in net sales associated with our mattress fabrics segment during the second quarter of fiscal 2023, as compared with the fourth quarter of fiscal 2022. Net sales for the mattress fabrics segment during the second quarter of fiscal 2023 were $26.2 million, a decrease of $3.6 million, or 11.9%, compared with net sales of $29.8 million during the fourth quarter of fiscal 2022.

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

As of October 30, 2022, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 30, 2022, we were in compliance with these financial covenants.

Refer to Note 9 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $1.1 million during the first half of fiscal 2023, compared with $3.9 million for the same period a year ago. Capital expenditures on a cash basis during the first half of fiscal 2023 pertained to capital expenditures associated with our new upholstery fabrics cut and sew operation located in Haiti and manufacturing equipment associated with our mattress fabrics segment, as well as IT equipment associated with both of our business segments. Capital expenditures on a cash basis during the first half of fiscal 2022 mostly related to our mattress fabrics segment.

Depreciation expense was $3.5 million during the first half of fisca1 2023 and fiscal 2022. Depreciation expense mostly related to our mattress fabrics segment for both periods.

Accounts Payable – Capital Expenditures

As of October 30, 2022, we had total amounts due regarding capital expenditures totaling $200,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $200,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of October 30, 2022, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $444,000.

Critical Accounting Policies and Recent Accounting Developments

As of October 30, 2022, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2022.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended May 1, 2022.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our annual report on Form 10-K for the year ended May 1, 2022.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers. During fiscal 2022 and continuing through the first half of fiscal 2023, higher freight costs, labor costs, and raw material prices have increased the prices we pay for shipping, labor, and raw materials. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022, and these pressures have continued through the first half of fiscal 2023. We are unable to predict how long these trends will last, or to what extent inflationary pressures may affect the economic and purchasing cycle for home furnishing products (and therefore affect demand for our products) over the short and long term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates with regards to our revolving credit agreements.

Effective June 24, 2022, we entered into an amended and restated U.S. revolving credit agreement (“Amended Agreement”) that required interest to be charged at a rate (applicable interest rate of 4.38% as of October 30, 2022) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate (SOFR), as defined in the Amended Agreement. As of October 30, 2022, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of October 30, 2022, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of October 30, 2022, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of October 30, 2022, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended October 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 30, 2022. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended October 30, 2022. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
August 1, 2022 to September 4, 2022	—	—	—	$3,248,094
September 5, 2022 to October 2, 2022	—	—	—	$3,248,094
October 3, 2022 to October 30, 2022	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

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

CULP, INC. (Registrant)

Date: December 9, 2022	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)