Form 10-Q
period 2023-01-29
CULP INC
filed 2023-03-09
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of March 8, 2023: 12,311,583

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended January 29, 2023

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED JANUARY 29, 2023, AND JANUARY 30, 2022

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	January 29,	January 30,
	2023	2022
Net sales	$52,523	$80,291
Cost of sales	(50,430)	(71,181)
Gross profit	2,093	9,110
Selling, general and administrative expenses	(9,165)	(8,007)
Restructuring expense	(711)	—
(Loss) income from operations	(7,783)	1,103
Interest income	196	214
Other expense	(1,095)	(322)
(Loss) income before income taxes	(8,682)	995
Income tax expense	(286)	(1,284)
Net loss	(8,968)	(289)

Net loss per share - basic	$(0.73)	$(0.02)
Net loss per share - diluted	$(0.73)	$(0.02)
Average shares outstanding, basic	12,299	12,212
Average shares outstanding, diluted	12,299	12,212

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

FOR THE NINE MONTHS ENDED JANUARY 29, 2023, AND JANUARY 30, 2022

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	NINE MONTHS ENDED
	January 29,	January 30,
	2023	2022
Net sales	$173,508	$237,899
Cost of sales	(169,500)	(205,563)
Gross profit	4,008	32,336
Selling, general and administrative expenses	(27,133)	(26,275)
Restructuring expense	(1,326)	—
(Loss) income from operations	(24,451)	6,061
Interest income	292	347
Other expense	(348)	(963)
(Loss) income before income taxes	(24,507)	5,445
Income tax expense	(2,332)	(2,633)
Net (loss) income	$(26,839)	$2,812

Net (loss) income per share - basic	$(2.19)	$0.23
Net (loss) income per share - diluted	$(2.19)	$0.23
Average shares outstanding, basic	12,272	12,249
Average shares outstanding, diluted	12,272	12,341

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 29, 2023, AND JANUARY 30, 2022

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	January 29,	January 30,
	2023	2022
Net loss	$(8,968)	$(289)
Unrealized holding gain (loss) on investments, net of tax	42	(229)
Reclassification adjustment for realized loss on sale of investments	—	32
Comprehensive loss	$(8,926)	$(486)

	NINE MONTHS ENDED
	January 29,	January 30,
	2023	2022
Net (loss) income	$(26,839)	$2,812

Unrealized holding loss on investments, net of tax	(11)	(86)
Reclassification adjustment for realized loss on investments	—	28
Comprehensive (loss) income	$(26,850)	$2,754

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 29, 2023, JANUARY 30, 2022, AND MAY 1, 2022

UNAUDITED

(Amounts in Thousands)

	January 29,	January 30,	* May 1,
	2023	2022	2022
Current assets:
Cash and cash equivalents	$16,725	11,780	14,550
Short-term investments - held-to-maturity	—	1,315	—
Short-term investments - available for sale	—	438	—
Short-term investments - rabbi trust	2,420	—	—
Accounts receivable, net	21,241	38,998	22,226
Inventories	47,627	73,133	66,557
Assets held for sale	1,950	—	—
Current income taxes receivable	238	367	857
Other current assets	2,839	4,419	2,986
Total current assets	93,040	130,450	107,176
Property, plant and equipment, net	37,192	42,778	41,702
Right of use assets	8,913	16,595	15,577
Intangible assets	2,346	2,722	2,628
Long-term investments - rabbi trust	7,725	9,223	9,357
Long-term investments - held-to-maturity	—	8,677	—
Deferred income taxes	463	500	528
Other assets	919	622	595
Total assets	$150,598	211,567	177,563
Current liabilities:
Accounts payable - trade	$22,540	46,690	20,099
Accounts payable - capital expenditures	25	33	473
Operating lease liability - current	2,785	3,295	3,219
Deferred compensation	2,420	—	—
Deferred revenue	1,430	518	520
Accrued expenses	6,701	8,446	7,832
Income taxes payable - current	467	240	413
Total current liabilities	36,368	59,222	32,556
Operating lease liability - long-term	4,399	7,848	7,062
Income taxes payable - long-term	2,648	3,099	3,097
Deferred income taxes	6,089	5,484	6,004
Deferred compensation	7,590	9,180	9,343
Total liabilities	57,094	84,833	58,062
Commitments and Contingencies (Notes 9, 15, and 16)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,311,583 at January 29, 2023; 12,218,067 at January 30, 2022, and 12,228,629 at May 1, 2022	616	611	611
Capital contributed in excess of par value	43,992	42,890	43,143
Accumulated earnings	48,875	83,145	75,715
Accumulated other comprehensive income	21	88	32
Total shareholders' equity	93,504	126,734	119,501
Total liabilities and shareholders' equity	$150,598	211,567	177,563

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 29, 2023, AND JANUARY 30, 2022

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	January 29,	January 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(26,839)	2,812
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	5,228	5,203
Non-cash inventory charges	6,301	1,407
Amortization	323	417
Stock-based compensation	887	880
Deferred income taxes	150	199
Realized loss from the sale of short-term investments available for sale	—	28
Gain sale of equipment	(312)	—
Non-cash restructuring expenses	791	—
Foreign currency exchange (gain) loss	(362)	240
Changes in assets and liabilities:
Accounts receivable	954	(1,228)
Inventories	12,477	(18,453)
Other current assets	(39)	(571)
Other assets	(76)	(1,404)
Accounts payable – trade	3,051	3,865
Deferred revenue	910	(22)
Accrued expenses and deferred compensation	885	(5,130)
Income taxes	254	(612)
Net cash provided by (used in) operating activities	4,583	(12,369)
Cash flows from investing activities:
Capital expenditures	(1,602)	(5,288)
Proceeds from the sale of equipment	465	—
Proceeds from the maturity of short-term investments (Held to Maturity)	—	3,953
Purchase of short-term and long-term investments (Held to Maturity)	—	(9,751)
Purchase of short-term investments (Available for Sale)	—	(4,392)
Proceeds from the sale of short-term investments (Available for Sale)	—	9,442
Proceeds from the sale of long-term investments (rabbi trust)	70	33
Purchase of long-term investments (rabbi trust)	(870)	(873)
Net cash used in investing activities	(1,937)	(6,876)
Cash flows from financing activities:
Payments associated with lines of credit	—	(3,000)
Proceeds associated with lines of credit	—	3,000
Dividends paid	—	(4,104)
Common stock repurchased	—	(1,752)
Common stock surrendered for withholding taxes payable	(33)	(50)
Payments of debt issuance costs	(289)	(110)
Net cash used in financing activities	(322)	(6,016)
Effect of exchange rate changes on cash and cash equivalents	(149)	32
Increase (decrease) in cash and cash equivalents	2,175	(25,229)
Cash and cash equivalents at beginning of period	14,550	37,009
Cash and cash equivalents at end of period	$16,725	11,780

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTHS ENDED JANUARY 29, 2023

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, May 1, 2022 *	12,228,629	$611	$43,143	$75,715	$32	$119,501
Net loss	—	—	—	(5,699)	—	(5,699)
Stock-based compensation	—	—	252	—	—	252
Unrealized loss on investments	—	—	—	—	(7)	(7)
Common stock issued in connection with the vesting of performance-based restricted stock units	913	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	32,199	2	(2)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(6,708)	—	(52)	—	—	(52)
Fully vested common stock award	19,753	1	(1)	—	—	—
Balance, July 31, 2022	12,274,786	$614	$43,340	$70,016	$25	$113,995
Net loss	—	—	—	(12,173)	—	(12,173)
Stock-based compensation	—	—	313	—	—	313
Unrealized loss on investments	—	—	—	—	(46)	(46)
Common stock issued in connection with the vesting of performance-based restricted stock units	669	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(20)	—	19	—	—	19
Fully vested common stock award	18,327	1	(1)	—	—	—
Balance, October 30, 2022	12,293,762	$615	$43,671	$57,843	$(21)	$102,108
Net loss	—	—	—	(8,968)	—	(8,968)
Stock-based compensation	—	—	322	—	—	322
Unrealized gain on investments	—	—	—	—	42	42
Fully vested common stock award	17,821	1	(1)	—	—	—
Balance, January 29, 2023	12,311,583	$616	$43,992	$48,875	$21	$93,504

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE-MONTHS ENDED JANUARY 30, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021 *	12,312,822	$616	$43,807	$84,437	$146	$129,006
Net income	—	—	—	2,250	—	2,250
Stock-based compensation	—	—	274	—	—	274
Unrealized gain on investments	—	—	—	—	148	148
Common stock issued in connection with the vesting of performance-based restricted stock units	10,863	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)
Fully vested common stock award	4,312	—	—	—	—	—
Common stock repurchased	(48,686)	(2)	(721)	—	—	(723)
Dividends paid	—	—	—	(1,356)	—	(1,356)
Balance, August 1, 2021	12,276,286	$614	$43,310	$85,331	$294	$129,549
Net income	—	—	—	851	—	851
Stock-based compensation	—	—	435	—	—	435
Unrealized loss on investments	—	—	—	—	(9)	(9)
Fully vested common stock award	6,426	—	—	—	—	—
Common stock repurchased	(73,002)	(3)	(1,026)	—	—	(1,029)
Dividends paid	—	—	—	(1,343)	—	(1,343)
Balance, October 31, 2021	12,209,710	$611	$42,719	$84,839	$285	$128,454
Net loss	—	—	—	$(289)	—	(289)
Stock-based compensation	—	—	171	—	—	171
Unrealized loss on investments	—	—	—	—	(197)	(197)
Fully vested common stock award	8,357	—	—	—	—	—
Dividends paid	—	—	—	(1,405)	—	(1,405)
Balance, January 30, 2022	12,218,067	$611	$42,890	$83,145	$88	$126,734

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

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation. A non-cash charge totaling $1.4 million for markdowns of inventory estimated based on our policy for aged inventory was reclassified from the line item "Inventories" to the line item "Non-cash inventory charges" in the Consolidated Statement of Cash Flows for the nine months ended January 30, 2022. This reclassification did not have an effect on previously reported net cash used in operating activities and decrease in cash and cash equivalents.

The company’s nine months ended January 29, 2023, and January 30, 2022, each represent 39-week periods.

2. Significant Accounting Policies

As of January 29, 2023, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2022.

Recently Adopted Accounting Pronouncements

There were not any recently adopted accounting pronouncements during the first nine months of fiscal 2023.

Recently Issued Accounting Pronouncements

Currently, there are no new recent accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Beginning balance	$292	$591
Provision for bad debts	33	86
Write-offs, net of recoveries	(72)	(34)
Ending balance	$253	$643

During the nine-month periods ended January 29, 2023, and January 30, 2022, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers' (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $253,000 and $643,000 as of January 29, 2023, and January 30, 2022, respectively.

On June 25, 2022, a significant customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our customer and its affiliates entered into an asset purchase agreement for the sale of substantially all of their assets and they are now conducting normal business operations. We did not record a credit loss associated with outstanding accounts receivable dated on or prior to May 1, 2022, for this customer and its affiliates, as we received payment in full regarding these invoices. We did not record a credit loss associated with outstanding accounts receivable dated after May 1, 2022, relating to products sold prior to the bankruptcy filing, as we received payment in full regarding these invoices.

On January 23, 2023, a significant customer and its affiliates associated with our mattress fabrics segment filed pre-planned voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our customer and its affiliates are operating as normal as a debtor-in-possession and subject to and within the provisions of the petitions as approved by the U.S. Bankruptcy Court. We did not record a credit loss with associated outstanding accounts receivable dated prior to January 29, 2023, for this customer and its affiliates, as mostly all of the outstanding receivables were paid during the fourth quarter of fiscal 2023, and based on information available to us at this time, we do not believe there is a risk of material loss on the remaining accounts receivable. We continue to sell to the customer on credit terms and are being paid in the normal course of business.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of January 29, 2023, January 30, 2022, and May 1, 2022.

A summary of the activity associated with deferred revenue follows:

	Nine months ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Beginning balance	$520	$540
Revenue recognized on contract liabilities	(3,496)	(2,276)
Payments received for services not yet rendered	4,406	2,254
Ending balance	$1,430	$518

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$24,697	$25,575	$50,272
Services transferred over time	—	2,251	2,251
Total Net Sales	$24,697	$27,826	$52,523

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$80,299	$86,981	$167,280
Services transferred over time	—	6,228	6,228
Total Net Sales	$80,299	$93,209	$173,508

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$122,380	$109,105	$231,485
Services transferred over time	—	6,414	6,414
Total Net Sales	$122,380	$115,519	$237,899

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Raw materials	$9,623	$12,964	$13,477
Work-in-process	3,164	4,679	4,237
Finished goods	34,840	55,490	48,843
	$47,627	$73,133	$66,557

Substantial and Unusual Losses Resulting from Subsequent Measurement of Inventory

We incurred non-cash inventory charges totaling $6.3 million during the first nine months of fiscal 2023. These charges represent a $2.9 million write-down of inventory to its net realizable value associated with our mattress fabrics segment, $3.3 million related to markdowns of inventory estimated based on our policy for aged inventory in both our mattress and upholstery fabrics segments, and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China (see Note 8 to the consolidated financial statements for further details). Of the $6.3 million non-cash inventory charge for the first nine months of fiscal 2023, $3.9 million and $2.4 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

We incurred a non-cash inventory charge of $1.4 million for the first nine months of fiscal 2022, which represents markdowns of inventory estimated based on our policy for aged inventory in both mattress and upholstery fabrics segments.

Mattress Fabrics Segment - Net Realizable Value

During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (8.7%), excluding non-cash inventory charges of $3.8 million during the second quarter of fiscal 2023, as compared with gross margin of 15.0% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending, which we believe was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand. Based on this evidence, management conducted a thorough review of its mattress fabrics inventory, and as result, recorded a charge of $2.9 million within cost of sales to write down inventory to its net realizable value. This $2.9 million charge was based on management's best estimates of product sales prices, customer demand trends, and its plans to transition to new products.

As of January 29, 2023, we reviewed our mattress fabrics inventory to determine if additional write-downs of inventory that were not recorded based on our policy for aged inventory were necessary. Based on this assessment, no additional write-downs of inventory to their net realizable value were recorded during the third quarter of fiscal 2023.

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

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Tradename	$540	$540	$540
Customer relationships, net	1,411	1,711	1,636
Non-compete agreement, net	395	471	452
	$2,346	$2,722	$2,628

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of January 29, 2023, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the third quarter of fiscal 2023.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Beginning balance	$1,636	$1,937
Amortization expense	(225)	(226)
Ending balance	$1,411	$1,711

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively. Accumulated amortization for these customer relationships was $1.7 million, $1.4 million, and $1.5 million as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2023 - $76,000; FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $279,000; and thereafter - $153,000.

The weighted average amortization period for our customer relationships was 5.0 years as of January 29, 2023.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Beginning balance	$452	$527
Amortization expense	(57)	(56)
Ending balance	$395	$471

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively. Accumulated amortization for our non-compete agreement was $1.6 million, $1.5 million, and $1.6 million as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2023 - $18,000; FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000, and thereafter - $73,000.

The weighted average amortization period for the non-compete agreement was 5.3 years as of January 29, 2023.

Impairment

As of January 29, 2023, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Asset Group may not be recoverable. During the third quarter of fiscal 2023, the decline in net sales and profitability continued for our mattress fabrics segment. During the first nine months of fiscal 2023, net sales for our mattress fabrics segment declined by 34.4%, compared with the first nine months of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (9.1%) during the first nine months of fiscal 2023, compared with gross margin of 13.2% during the first nine months of fiscal 2022. The significant decline in net sales and profitability during the first nine months of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending, which we believe was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Asset Group, which is classified as held and used, by comparing the carrying amount of the Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value (i.e., the sum of undiscounted future cash flows) of the asset. The carrying amount of the Asset Group totaled $37.8 million, which relates to property, plant, and equipment of $34.7 million, right of use assets of $2.5 million, customer relationships of $370,000, and a non-compete agreement of 309,000. Based on the comparison of the carrying amount of the Asset Group to the sum of its future undiscounted cash flows from its use and eventual disposition, we determined no impairment existed as of January 29, 2023, as the carrying amount of the Asset Group totaling $37.8 million did not exceed the sum of its future undiscounted cash flows.

7. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Compensation, commissions and related benefits	$3,571	$3,426	$4,248
Other accrued expenses	3,130	5,020	3,584
	$6,701	$8,446	$7,832

8. Upholstery Fabrics Segment Restructuring Activities

Second Quarter of Fiscal 2023

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to adjust our operating costs to better align with the declining consumer demand for cut and sewn products. As a result of this strategic action, we recorded restructuring expense and restructuring related charges during the second quarter of fiscal 2023 totaling $713,000. Restructuring expense and restructuring related charges totaling $713,000 represent employee termination benefits of $468,000, loss from the disposal and markdowns of inventory of $98,000, impairment loss associated with equipment of $80,000, lease termination costs of $47,000, and other associated costs of $20,000. Of the total $713,000, $615,000 and $98,000, were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net loss for the three-month period ending October 30, 2022 and the nine-month period ending January 29, 2023.

Third Quarter of Fiscal 2023

Effective January 24, 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti ("Haiti"), that was used solely for the production of cut and sewn kits associated with our upholstery fabrics segment. As a result, CUF Haiti's production of cut and sewn kits will be moved to an existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti"). Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of Culp, Inc. CHF Haiti's facility, which is also located in Haiti, will now produce not only cut and sewn kits associated with our upholstery fabrics segment, but will also continue to produce cut and sewn mattress covers associated with our mattress fabrics segment. We believe this restructuring action will reduce the costs of our operations located in Haiti to better align with the declining consumer demand for cut and sewn products by consolidating existing facilities and reducing headcount.

This restructuring action will be completed during the fourth quarter of fiscal 2023.

As mentioned above, CUF Haiti entered into an agreement to terminate the lease ("the Termination Agreement") of a facility ("right of use asset"). Pursuant to the terms of the original lease agreement (the "Original Lease"), CUF Haiti was required to pay in advance $2.8 million for the full amount of rent due prior to the commencement of the Original Lease, and the initial lease term was set to expire on December 31, 2029. Pursuant to the terms of the Termination Agreement, the Original Lease would not be formally terminated until CUF Haiti vacated and returned possession of their right of use asset associated with the Original Lease to the lessor, which was required prior to February 28, 2023, and did occur in the fourth quarter of fiscal 2023. After CUF Haiti vacated and returned possession of their right of use asset to the lessor, a third party (the "Lessee"") has taken possession of CUF Haiti's right of use asset and the Lessee will pay CUF Haiti $2.4 million over a period commencing on April 1, 2023 through December 31, 2029, based on monthly installments as stated in the Termination Agreement. In connection with the Termination Agreement, an affiliate of the Lessee has guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee and CUF Haiti will be fully and unconditionally released and discharged from all of its obligations under the Termination Agreement and Original Lease.

In connection with the Termination Agreement, CUF Haiti's right of use asset was classified as held for sale and is presented separately as assets held for sale on the Consolidated Balance Sheet as of January 29, 2023. As a result, CUF Haiti's right of use asset was recorded at its fair value of $2.0 million, which was lower than its carrying value as of January 29, 2023 (see Note 10 to the consolidated financial statements for further details regarding fair value measurement). Consequently, since the fair value of CUF Haiti's right of use asset was lower than its carrying amount, we recorded a restructuring charge of $434,000 during the third quarter of fiscal 2023 to reduce the carrying amount of CUF Haiti's right of use asset to its reported fair value. During the fourth quarter of fiscal 2023, CUF Haiti recognized the sale of their right of use asset, as they have vacated and returned possession of their right of use asset to the Lessor, and the Lessee has taken possession of CUF Haiti's right of use asset. As a result, CUF Haiti's right of use asset classified as held for sale was derecognized and a short-term and long-term note receivable was recognized based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement.

As a result of this strategic action, we recorded restructuring expense of $711,000 during the third quarter of fiscal 2023, which represents lease termination costs of $434,000 and an impairment loss regarding leasehold improvements totaling $277,000.

The following summarizes our restructuring expense and restructuring related charges from both our restructuring activities noted above for the nine months ending January 29, 2023:

Nine Months Ended
(dollars in thousands)	January 29, 2023
Lease termination costs	$481
Employee termination benefits	468
Impairment loss - leasehold improvements and equipment	357
Loss on disposal and markdowns of inventory	98
Other associated costs	20
Restructuring expense and restructuring related charges (1)	$1,424

(1) Of the total $1.4 million, $1.3 million and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 29, 2023.

The following summarizes the activity in accrued restructuring for the nine-month period ending January 29, 2023:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$—	$—	$—	$—
Accrual established in fiscal 2023	468	47	—	515
Expenses incurred	—	—	20	20
Payments	(468)	(47)	(20)	(535)
Ending balance	$—	$—	$—	$—

9. Lines of Credit

Revolving Credit Agreement – United States

Existing Credit Agreement

As of May 1, 2022, we had a Credit Agreement (the “Existing Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided a revolving loan commitment of $30 million, was set to expire on August 15, 2022, and allowed us to issue letters of credit not to exceed $1 million.

Amended Agreement

Effective June 24, 2022, we entered into an Amended and Restated Credit Agreement (“the Amended Agreement”) with Wells Fargo. The Amended Agreement amended, restated, superseded, and served as a replacement for the Existing Credit Agreement. The Amended Agreement provided a revolving credit facility of up to $40 million, was secured by a lien on the company’s assets, and was set to expire in June 2025.

The company’s available borrowings under the Amended Agreement were based on a borrowing base calculation using certain accounts receivable and inventory of the company, subject to certain sub-limits as defined in the Amended Agreement, to be calculated on a monthly basis. Similar to the Existing Credit Agreement, the Amended Agreement contained a sub-facility that allows the company to issue letters of credit in an aggregate amount not to exceed $1 million.

Borrowings under the Amended Agreement incurred interest at a rate calculated using a margin (the “Applicable Margin”) over the Federal Reserve Bank of New York’s secured overnight funding rate (SOFR). The Applicable Margin was set initially at 1.35% and varied under the terms of the Amended Agreement from 1.35% to 2.50%, depending on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement, determined on a quarterly basis. The Amended Agreement contained customary affirmative and negative covenants and required compliance by the company with certain financial covenants, including minimum tangible net worth of $100 million plus 50% of annual net income, and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.0 to 1.0 as defined in the Amended Agreement. The EBITDA to interest expense covenant did not apply under the Amended Agreement during the first three quarters of the company’s fiscal 2023, but during that period, the company was required to maintain “access to liquidity” of $15 million, which is defined as unencumbered liquid assets plus available and unused credit under the revolving credit facility as calculated using the borrowing base, as defined in the Amended Agreement.

First Amendment

On August 19, 2022, we entered into a First Amendment to the Amended Agreement (“the First Amendment”) with Wells Fargo. The terms of the First Amendment amended the time period in which the financial covenant for the minimum ratio of consolidated EBITDA to consolidated net interest expense applied, such that this EBITDA to interest expense covenant does not apply during any of the four quarters of the Company’s fiscal 2023. During that time period, we were still required to maintain minimum “access to liquidity” of $15 million as mentioned in the above Amended Agreement section.

Second Amended and Restated Agreement

On January 19, 2023, Culp, Inc., as borrower (the “Company”), and Read as guarantor (the “Guarantor”), entered into a Second Amended and Restated Credit Agreement (the “ABL Credit Agreement”), by and among the Company, the Guarantor and Wells Fargo Bank, National Association, as lender (the “Lender”), to establish an asset-based revolving credit facility (the “ABL Facility”), the proceeds of which may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The ABL Credit Agreement amends, restates and supersedes, and serves as a replacement for, the Amended Agreement, dated as of June 24, 2022, as amended, by and between the Company and the Lender.

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $35.0 million, subject to the limitations described below. Like the Amended Agreement, the ABL Facility contains a sub-facility that allows the Company to issue letters of credit in an aggregate amount not to exceed $1 million. The amount available under the ABL Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•
85% of eligible accounts receivable, plus
•
the least of:

o
the sum of:
▪
lesser of (i) 65% of eligible inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
▪
the least of (i) 65% of eligible in-transit inventory valued at cost based on a first-in first-out basis (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible in-transit inventory, and (iii) $5.0 million, plus
▪
the lesser of (i) 65% of eligible raw material inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible raw material inventory

In each case, the net-orderly-liquidation value is calculated based on the lower of (i) a first-in first-out basis and (ii) market value, and is (A) net of intercompany profits, (B) net of write-ups and write-downs in value with respect to currency exchange rates and (C) consistent with most recent appraisals received and acceptable to Lender.

o
$22.5 million; and
o
An amount equal to 200% of eligible accounts receivable,

minus

•
applicable reserves.

The ABL Facility permits both base rate borrowings and borrowings based upon daily simple SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)). Borrowings under the ABL Facility bear interest at an annual rate equal to daily simple SOFR plus 150 basis points (if the average monthly excess availability under the ABL Facility is greater than 50%) or 175 basis point (if the average monthly excess availability under the ABL Facility is less than or equal to 50%) or 50 basis points above base rate (if the average monthly excess availability under the ABL Facility is greater than 50%) or 75 basis points above base rate (if the average monthly excess availability under the ABL Facility is less than or equal to 50%), as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points and an annual servicing fee of $12,000.

The ABL Facility matures on January 19, 2026. The ABL Facility may be prepaid from time to time, in whole or in part, without prepayment or premium. In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base and certain dispositions of assets outside of the ordinary course of business. Accrued interest is payable monthly in arrears.

The Company’s obligations under the ABL Facility (and certain related obligations) are (a) guaranteed by the Guarantor and each of the Company’s future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the Company, the “Loan Parties”) and (b) secured by all assets of the Loan Parties, subject to certain exceptions. The liens and other security interests granted by the Loan Parties on the collateral for the benefit of the Lender under the ABL Facility are, subject to certain permitted liens, first-priority.

Cash Dominion. Under the terms of the ABL Facility, if (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $35.0 million and the borrowing base) (the “Excess Availability”) falls below $7.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties’ ability to transfer cash from their concentration account. Such cash dominion period (a “Dominion Period”) shall end when Excess Availability shall be equal to or greater than $7.0 million for a period of 60 consecutive days and no event of default is continuing.

Financial Covenants. The ABL Facility contains a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any period that (i) an event of default has occurred or (ii) Excess Availability under the ABL

Facility falls below $5.25 million at such time. Such compliance period shall end when Excess Availability shall be equal to or greater than $5.25 million for a period of 60 consecutive days and no event of default is continuing.

Affirmative and Restrictive Covenants. The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

•
incur additional indebtedness;
•
make investments;
•
pay dividends and make other restricted payments;
•
sell certain assets;
•
create liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and
•
enter into transactions with affiliates.

Overall

Effective January 19, 2023, interest was charged under the ABL Agreement at a rate (applicable interest rate of 5.81% as of January 29, 2023) calculated using the Applicable Margin over SOFR based on the the Company’s excess availability under the ABL Facility, as defined in the ABL Agreement. Under the Existing Credit Agreement, interest was charged at a rate (applicable interest rate of 1.71% and 2.40% as of January 30, 2022, and May 1, 2022, respectively) as a variable spread over LIBOR based on a ratio of debt to EBITDA, as defined in the Existing Credit Agreement.

There were $275,000 of outstanding letters of credit provided by the ABL Agreement and the Existing Agreement as applicable, as of January 29, 2023, January 30, 2022, and May 1, 2022. As of January 29, 2023, we had $725,000 remaining for the issuance of additional letters of credit under the ABL Agreement.

There were no borrowings outstanding under either the ABL Agreement or the Existing Credit Agreement, as applicable, as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

As of January 29, 2023, our available borrowings calculated under the provisions of the ABL Agreement totaled $23.0 million.

Revolving Credit Agreements – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($5.9 million USD as of January 29, 2023). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. The agreement was set to expire on November 15, 2022.

On November 24, 2022, we renewed this agreement, which renewal maintains our borrowing capacity of 40 million RMB and extends the expiration date to November 24, 2023.

There were no borrowings outstanding under this agreement as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

Denominated in United States Dollar (“USD”)

We had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit of up to $2 million USD, which expired on August 30, 2022. Currently, the company does not plan to renew or replace this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 29, 2023, we complied with our financial covenants.

Interest paid during the first nine months of fiscal 2023 totaled $8,000. No interest payments were made during the first nine months of fiscal 2022.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of January 29, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$9,364	N/A	N/A	$9,364
Growth Allocation Mutual Funds	508	N/A	N/A	508
Moderate Allocation Mutual Fund	85	N/A	N/A	85
Other	188	N/A	N/A	188

	Fair value measurements as of January 30, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,531	N/A	N/A	$8,531
Growth Allocation Mutual Funds	444	N/A	N/A	444
Bond Mutual Funds	267	N/A	N/A	267
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Large Cap Equity Mutual Funds	74	N/A	N/A	74
Other	259	N/A	N/A	259

	Fair value measurements as of May 1, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,683	N/A	N/A	$8,683
Growth Allocation Mutual Funds	435	N/A	N/A	435
Moderate Allocation Mutual Fund	81	N/A	N/A	81
Other	158	N/A	N/A	158

Short-Term Investments – Available for Sale

During the fourth quarter of fiscal 2022, we sold all of our remaining short-term investments classified as available-for-sale, and therefore we did not report short-term investments classified as available-for-sale in the accompanying Consolidated Balance Sheets as of January 29, 2023, and May 1, 2022. As of January 30, 2022, our short-term investments classified as available-for-sale (i) consisted of various types of bond and equity mutual funds, (ii) were recorded at their fair value totaling $438,000, (iii) had an accumulated unrealized loss of $2,000, (iv) approximated their cost basis, and (v) resided with our U.S. operations.

Short-Term and Long-Term Investments - Held-To-Maturity

During the fourth quarter of fiscal 2022, we sold all of our remaining investments classified as held-to-maturity, and therefore we did not report short-term or long-term investments classified as held-to-maturity in the accompanying Consolidated Balance Sheets as of January 29, 2023, and May 1, 2022. As of January 30, 2022, our investments classified as held-to-maturity consisted of investment grade U.S. corporate bonds, foreign bonds, and government bonds. These investments were classified as held-to-maturity as we had the positive intent and ability to hold these investments until maturity. Our held-to-maturity investments were recorded as either current or noncurrent in our Consolidated Balance Sheets, based on the maturity date in relation to the respective reporting period and were recorded at amortized cost.

As of January 30, 2022, our held-to-maturity investments (i) were recorded at amortized cost totaling $10.0 million, (ii) had a fair value totaling $9.8 million, and (iii) resided with our U.S. operations.

Our held-to-maturity investments were classified as level 2 within the fair value hierarchy as they were traded over the counter within a broker network and not on an active market. The fair value of our held-to-maturity investments was determined based on a published source that provided an average bid price. The average bid price was based on various broker prices that were determined based on market conditions, interest rates, and the rating of the respective bond investment.

Investments - Rabbi Trust

We have a rabbi trust for the participants of our deferred compensation plan (the “Plan”), that enables participants to credit their contributions to various investment options under the Plan. The investments associated with the rabbi trust consist of a U.S. Government money market fund and various equity-related mutual funds that are classified as available-for-sale.

As of January 29, 2023, our investments associated with our rabbi trust totaled $10.1 million, of which $2.4 million and $7.7 million were classified as short-term and long-term, respectively. As of January 30, 2022, our investments associated with our rabbi trust totaled $9.2 million, all of which were classified as long-term. As of May 1, 2022, our investments associated with our rabbi trust totaled $9.4 million, all of which were classified as long-term. The investments associated with our rabbi trust had an accumulated unrealized gain of $21,000, $90,000, and $32,000 as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

The fair value of our long-term investments associated with our rabbi trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximated their fair value because of the short maturity of these financial instruments.

Non-Recurring Basis

In connection with the restructuring activity associated with our upholstery fabrics cut and sew operation located in Haiti (which is described more fully in Note 8 of the consolidated financial statements), we classified a right of use asset associated with a leased facility as held for sale in the accompanying Consolidated Balance Sheet as of January 29, 2023. This right of use asset classified as held for sale was recorded at its fair value of $2.0 million, which represents the present value of future discounted cash flows based on the payments and timing of such payments due from the Lessee as stated in the related Termination Agreement. The interest rate used to determine the present value of discounted cash flows was based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement are denominated in USD, and (iv) the fact that the right of use asset is located in and the Lessee and guarantor conduct business in Haiti, a foreign country. As a result, since management used significant unobservable inputs and assumptions to determine the fair value of this right of use asset, this right of use asset is classified as level 3 within the fair value hierarchy defined above.

11. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net (loss) income per share are as follows:

	Three months ended
(amounts in thousands)	January 29, 2023	January 30, 2022
Weighted average common shares outstanding, basic	12,299	12,212
Dilutive effect of stock-based compensation	—	—
Weighted average common shares outstanding, diluted	12,299	12,212

During the third quarter of fiscal 2023, 22,053 shares of unvested common stock were not included in the computation of diluted net loss per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the third quarter of fiscal 2023, 87,433 shares of unvested common stock were not included in the computation of diluted net loss per share as we incurred a net loss during the reporting period.

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

	Nine months ended
(amounts in thousands)	January 29, 2023	January 30, 2022
Weighted average common shares outstanding, basic	12,272	12,249
Dilutive effect of stock-based compensation	—	92
Weighted average common shares outstanding, diluted	12,272	12,341

During the nine-month period ending January 29, 2023, 31,176 shares of unvested common stock were not included in the computation of diluted net loss per share as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards. In addition, during the nine-month period ending January 29, 2023, 68,380 shares of unvested common stock were not included in the computation of diluted net loss per share as we incurred a net loss during the reporting period.

During the nine-month period ending January 30, 2022, 11,711 shares of unvested common stock were not included in the computation of diluted net income per share, as their effect would be antidilutive due to the decrease in the price per share of our common stock during the reporting period compared with the price per share of our common stock as of the respective grant dates of the related stock-based compensation awards.

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. Also, total assets related to our upholstery fabrics segment include a right of use asset classified as held for sale as of January 29, 2023. Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	January 29, 2023	January 30, 2022
net sales by segment:
mattress fabrics	$24,697	$38,439
upholstery fabrics	27,826	41,852
net sales	$52,523	$80,291
gross (loss) profit:
mattress fabrics	$(1,237)	$3,164
upholstery fabrics	3,330	5,946
gross profit	$2,093	$9,110
selling, general, and administrative expenses by segment:
mattress fabrics	$2,992	$2,800
upholstery fabrics	3,750	3,500
unallocated corporate expenses	2,423	1,707
selling, general, and administrative expenses	$9,165	$8,007
(loss) income from operations by segment:
mattress fabrics	$(4,229)	$364
upholstery fabrics	(420)	2,446
unallocated corporate expenses	(2,423)	(1,707)
total segment (loss) income from operations	$(7,072)	$1,103
restructuring expense (1)	(711)	—
(loss) income from operations	$(7,783)	$1,103
interest income	196	214
other expense	(1,095)	(322)
(loss) income before income taxes	$(8,682)	$995

(1) Restructuring expense of $711,000 for the three months ending January 29, 2023, represents lease termination costs of $434,000 and an impairment loss regarding leasehold improvements totaling $277,000 that related to the consolidation of certain leased facilities located in Ouanaminthe, Haiti.

	Nine months ended
	January 29, 2023	January 30, 2022
net sales by segment:
mattress fabrics	$80,299	$122,380
upholstery fabrics	93,209	115,519
net sales	$173,508	$237,899
gross (loss) profit:
mattress fabrics	$(7,330)	$16,106
upholstery fabrics	11,436	16,230
total segment gross profit	$4,106	$32,336
restructuring related charge (1)	(98)	—
gross profit	$4,008	$32,336
selling, general, and administrative expenses by segment:
mattress fabrics	$8,821	$8,991
upholstery fabrics	11,053	10,491
unallocated corporate expenses	7,259	6,793
selling, general, and administrative expenses	$27,133	$26,275
(loss) income from operations by segment:
mattress fabrics	$(16,151)	$7,115
upholstery fabrics	383	5,739
unallocated corporate expenses	(7,259)	(6,793)
total segment (loss) income from operations	$(23,027)	$6,061
restructuring expense (2)	(1,326)	—
restructuring related charge (1)	(98)	—
(loss) income from operations	$(24,451)	$6,061
interest income	292	347
other expense	(348)	(963)
(loss) income before income taxes	$(24,507)	$5,445

(1) Restructuring related charge of $98,000 for the nine months ended January 29, 2023, represents a loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China, which occurred during the second quarter of fiscal 2023. This $98,000 restructuring related charge was recorded in cost of sales in the Consolidated Statements of Net Loss for the nine months ending January 29, 2023.

(2) Restructuring expense of $1.3 million for the nine months ending January 29, 2023, relates to both our restructuring activities for our cut and sew upholstery fabrics operations located in Shanghai, China, which occurred during the second quarter of fiscal 2023, and located in Ouanaminthe, Haiti, which occurred during the third quarter of fiscal 2023. Restructuring expense consists of lease termination costs of $481,000, employee termination benefits of $468,000, impairment losses totaling $357,000 that relate to leasehold improvements and equipment, and $20,000 for other associated costs.

Balance sheet information for our operating segments follows:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Segment assets:
Mattress Fabrics:
Accounts receivable	$8,314	$17,617	$9,865
Inventory	28,757	39,544	39,028
Property, plant and equipment (1)	34,661	39,913	38,731
Right of use assets (2)	2,476	3,706	3,469
Total mattress fabrics assets	74,208	100,780	91,093
Upholstery Fabrics:
Accounts receivable	12,927	21,381	12,361
Inventory	18,870	33,589	27,529
Property, plant and equipment (3)	1,794	2,018	2,030
Right of use assets (4)	2,995	8,727	8,124
Assets held for sale (5)	1,950	—	—
Total upholstery fabrics assets	38,536	65,715	50,044
Total segment assets	112,744	166,495	141,137
Non-segment assets:
Cash and cash equivalents	16,725	11,780	14,550
Short-term investments - available for sale	—	438	—
Short-term investments - held-to-maturity	—	1,315	—
Short-term investments - rabbi trust	2,420	—	—
Current income taxes receivable	238	367	857
Other current assets	2,839	4,419	2,986
Deferred income taxes	463	500	528
Property, plant and equipment (6)	737	847	941
Right of use assets (7)	3,442	4,162	3,984
Intangible assets	2,346	2,722	2,628
Long-term investments - rabbi trust	7,725	9,223	9,357
Long-term investments - held-to-maturity	—	8,677	—
Other assets	919	622	595
Total assets	$150,598	$211,567	$177,563

	Nine months ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Capital expenditures (8):
Mattress Fabrics	$612	$2,828
Upholstery Fabrics	465	815
Unallocated Corporate	75	1,330
Total capital expenditures	$1,152	$4,973
Depreciation expense:
Mattress Fabrics	$4,624	$4,613
Upholstery Fabrics	604	590
Total depreciation expense	$5,228	$5,203
(1)
The $34.7 million as of January 29, 2023, represents property, plant, and equipment of $23.1 million, $10.9 million, and $651,000 located in the U.S., Canada, and Haiti, respectively. The $39.9 million as of January 30, 2022, represents property, plant, and equipment of $26.6 million, $12.5 million, and $796,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $2.5 million as of January 29, 2023, represents right of use assets of $1.6 million and $833,000 located in Haiti and Canada, respectively. The $3.7 million as of January 30, 2022, represents right of use assets of $2.1 million, $1.3 million, and $352,000 located in Haiti, the U.S., and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

(3)
The $1.8 million as of January 29, 2023, represents property, plant, and equipment of $1.0 million, $630,000, and $121,000 located in the U.S., Haiti, and China, respectively. The $2.0 million as of January 30, 2022, represents property, plant, and equipment of $1.1 million, $585,000, and $344,000 located in the U.S., Haiti, and China, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.
(4)
The $3.0 million as of January 29, 2023, represents right of use assets of $1.7 million and $1.3 million located in China and the U.S., respectively. The $8.7 million as of January 30, 2022, represents right of use assets of $4.1 million, $2.7 million, and $1.9 million located in China, Haiti, and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.
(5)
The $2.0 million as of January 29, 2023, represents a right of use asset classified as held for sale located in Haiti.
(6)
The $737,000, $847,000, and $941,000 as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.
(7)
The $3.4 million, $4.2 million, and $4.0 million as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively, represent right of use assets located in the U.S.
(8)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

13. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ending January 29, 2023, compared with income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ending January 30, 2022.

Our effective income tax rates for the nine-month periods ended January 29, 2023, and January 30, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 29, 2023, and January 30, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 29, 2023, and January 30, 2022:

	January 29,	January 30,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(29.3)	(26.9)
Withholding taxes associated with foreign jurisdictions	(2.0)	9.8
Capital expenditure deduction - Quebec, Canada	(1.6)	—
Foreign income tax rate differential	1.4	7.9
Tax effects of local currency foreign exchange gains (losses)	1.3	(1.0)
Global Intangible Low Taxed Income Tax ("GILTI")	—	37.4
Other	(0.3)	0.2
	(9.5)%	48.4%

Our consolidated effective income tax rate during the first nine months of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and our foreign subsidiaries, as compared to the first nine months of fiscal 2022. During the first nine months of fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(28.8) million, compared with $(2.3) million during the first nine months of fiscal 2022. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during the first nine months of fiscal 2023, as compared with the first nine months of fiscal 2022. In addition, almost all of our taxable income in the first nine months of fiscal 2023 and fiscal 2022 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

During the first nine months of fiscal 2023, we incurred a significantly higher consolidated pre-tax loss totaling $(24.5) million, compared with a much lower pre-tax income totaling $5.4 million, during the first nine months of fiscal 2022. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2023.

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

As of January 29, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years from 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 29, 2023, January 30, 2022, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
U.S. federal and state net deferred income tax assets	$15,741	7,802	9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$18,071	10,132	11,857

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of January 29, 2023, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of January 29, 2023, January 30, 2022, and May 1, 2022, we recorded a deferred income tax liability of $4.1 million, $3.6 million, and $3.5 million, respectively.

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

As of January 29, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of May 1, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of January 30, 2022, we had a $1.4 million total gross unrecognized income tax benefit, of which $1.1 million and $380,000 were recorded to income taxes payable – long-term and noncurrent deferred income taxes, respectively, in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect the income tax rate in future periods by $1.2 million, $1.1 million, and $1.1 million, as of January 29, 2023, May 1, 2022, and January 30, 2022, respectively.

Our gross unrecognized income tax benefit of $1.2 million as of January 29, 2023, relates to income tax positions for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	January 29,	January 30,
(dollars in thousands)	2023	2022
United States Transition Tax Payment	$265	$266
China Income Taxes, Net of Refunds	1,680	2,036
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—	487
Canada - Income Taxes, Net of Refunds	(9)	256
	$1,936	$3,045

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

As of January 29, 2023, there were 224,369 shares available for future equity-based grants under the 2015 Plan.

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of January 29, 2023:

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
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of January 29, 2023.
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

The following table summarizes information related to our performance-based restricted stock units that vested during the nine-month periods ending January 29, 2023, and January 30, 2022:

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

We recorded a charge of $2,000 and a credit of $40,000 to compensation expense within selling, general, and administrative expenses for the nine-month periods ending January 29, 2023, and January 30, 2022, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key members of management that were unvested as of January 29, 2023:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
September 6, 2022	37,671	$4.58	1 to 3 years
August 10, 2022	82,016	$5.06	3 years
July 22, 2021	37,591	$14.75	3 years
August 6, 2020	129,095	$11.01	3 years
August 2, 2018	10,000	$24.35	5 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.

The following table summarizes information related to our time-based restricted stock units that vested during the nine-month period ending January 29, 2023:

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

We recorded compensation expense of $634,000 and $682,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ending January 29, 2023, and January 30, 2022, respectively.

As of January 29, 2023, the remaining unrecognized compensation expense related to our time-based restricted stock units was $1.0 million, which is expected to be recognized over a weighted average vesting period of 1.7 years. As of January 29, 2023, the time-based restricted stock units that are expected to vest had a fair value totaling $1.6 million.

Common Stock Awards

We granted a total of 17,819, 18,326, and 19,753 shares of common stock to our outside directors on January 3, 2023, October 3, 2022, and July 1, 2022, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $4.70, $4.57, and $4.24 per share on January 3, 2023, October 3, 2022, and July 1, 2022, respectively, which represents the closing price of our common stock on the date of grant.

We granted a total of 8,357, 6,426, and 4,312 shares of common stock to our outside directors on January 3, 2022, October 1, 2021, and July 1, 2021, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of grant. The fair value of these awards was $10.02, $13.03, and $16.24 per share on January 3, 2022, October 1, 2021, and July 1, 2021, respectively, which represents the closing price of our common stock on the date of grant.

We recorded $251,000 and $238,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the nine-month periods ending January 29, 2023, and January 30, 2022, respectively.

15. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to nine years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of January 29, 2023, January 30, 2022, and May 1, 2022, are as follows:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Right of use assets	$8,913	$16,595	$15,577
Operating lease liability - current	2,785	3,295	3,219
Operating lease liability – noncurrent	4,399	7,848	7,062

Supplemental Cash Flow Information

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022
Operating lease liability payments	$1,704	$2,249
Right of use assets exchanged for lease liabilities	731	3,763

Operating lease expense for the three-month periods ended January 29, 2023, and January 30, 2022, was $921,000 and $1.0 million, respectively. Operating lease expense for the nine-month periods ended January 29, 2023, and January 30, 2022, was $2.9 million and $2.8 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and nine-month periods ended January 29, 2023, and January 30, 2022.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2023, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2023	$756
2024	2,907
2025	1,914
2026	608
2027	344
Thereafter	1,028
$7,557
Less: interest	(373)
Present value of lease liabilities	$7,184

As of January 29, 2023, the weighted average remaining lease term and discount rate for our operating leases follows:

January 29, 2023
Weighted average lease term	3.9 years
Weighted average discount rate	3.69%

16. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Accounts Payable – Capital Expenditures

As of January 29, 2023, January 30, 2022, and May 1, 2022, we had total amounts due regarding capital expenditures totaling $25,000, $33,000, and $473,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of January 29, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $738,000.

17. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of January 29, 2023, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 29, 2023, the company’s statutory surplus reserve was $4.3 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During the nine-month period ending January 29, 2023, we did not repurchase any shares of our common stock. During the nine-month period ending January 30, 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

As of January 29, 2023, $3.2 million is available for additional repurchases of our common stock.

19. Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during first nine months of fiscal 2023.

During the nine-month period ending January 30, 2022, dividend payments totaled $4.1 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, production levels, new product launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, cost savings, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Finally, disruption in our customers’ supply chains for non-fabric components may cause declines in new orders and/or delayed shipping of existing orders while our customers wait for other components, which could adversely affect our financial results. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine months ended January 29, 2023, and January 30, 2023, both represent 39-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. We currently have mattress fabric operations located in Stokesdale, NC, Quebec, Canada, and Ouanaminthe, Haiti. During the third quarter of fiscal 2023, we completed a rationalization of our U.S.-based mattress fabrics cut and sew platform, which included the closure of our two High Point, NC, facilities associated with this business.

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, NC, as well as cut and sewn kit production in Ouanaminthe Haiti. During the third quarter of fiscal 2023, we began a rationalization and consolidation of our upholstery cut and sewn kit production in Ouanaminthe, Haiti, which includes closing a leased facility and relocating into an existing facility used by our mattress fabrics segment in Ouanaminthe, Haiti (See Note 8 to the consolidated financial statements for further details). Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Results of Operations

	Three Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Net sales	$52,523	$80,291	(34.6)%
Gross profit	2,093	9,110	(77.0)%
Gross margin	4.0%	11.3%	(730)bp
Selling, general, and administrative expenses	9,165	8,007	14.5%
Restructuring expense	711	—	100.0%
(Loss) income from operations	(7,783)	1,103	N.M.
Operating margin	(14.8)%	1.4%	(1620)bp
(Loss) income before income taxes	(8,682)	995	N.M.
Income tax expense	286	1,284	(77.7)%
Net (loss) income	(8,968)	(289)	N.M.

	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Net sales	$173,508	$237,899	(27.1)%
Gross profit	4,008	32,336	(87.6)%
Gross margin	2.3%	13.6%	(1130)bp
Selling, general, and administrative expenses	27,133	26,275	3.3%
Restructuring expense	1,326	—	100.0%
(Loss) income from operations	(24,451)	6,061	N.M.
Operating margin	(14.1)%	2.5%	(1660)bp
(Loss) income before income taxes	(24,507)	5,445	N.M.
Income tax expense	2,332	2,633	(11.4)%
Net (loss) income	(26,839)	2,812	N.M.

Net Sales

Overall, our net sales for the third quarter of fiscal 2023 decreased by 34.6% compared with the same period a year ago, with mattress fabrics sales decreasing 35.8% and upholstery fabrics sales decreasing 33.5%. Our net sales for the first nine months of fiscal 2023 decreased by 27.1% compared with the same period a year ago, with mattress fabrics sales decreasing 34.4% and upholstery fabrics sales decreasing 19.3%.

The decrease in net sales in our mattress fabrics segment for both the third quarter and the first nine months of fiscal 2023 primarily reflects an ongoing slowdown in consumer demand in the domestic mattress industry. The impact of this industry softness has been exacerbated by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts. The decrease in net sales during both periods was partially offset by certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 1.3% during the third quarter and by approximately 3.0% during the first nine months of fiscal 2023.

The decrease in net sales for our upholstery fabrics segment for both the third quarter and the first nine months of fiscal 2023 primarily reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry and high inventory levels at manufacturers and retailers. The decrease in net sales during the nine month period was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year period, as well as certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 1.7% during the third quarter and by approximately 2.9% during the first nine months of fiscal 2023.

See the Segment Analysis section below for further details.

Income Before Income Taxes

Overall, our loss before income taxes for the third quarter of fiscal 2023 was $(8.7) million, compared with income before income taxes of $1.0 million for the prior-year period, while our loss before income taxes for the first nine months of fiscal 2023 was $(24.5) million, compared with income before income taxes of $5.4 million for the prior-year period.

Operating performance for the third quarter of fiscal 2023, as compared to the prior-year period, was primarily affected by lower sales; operating inefficiencies due to these lower sales and holiday shutdowns in both of our businesses; operating inefficiencies within the upholstery fabrics segment's cut and sew facility in Haiti due to lower demand; labor challenges and inflationary pressures affecting our Read business; and restructuring charges associated with the rationalization of our upholstery fabrics cut and sew platform located in Ouanaminthe, Haiti during the quarter. Operating performance for the first nine months of fiscal 2023 was also materially pressured by the same factors, as well as continued inflationary pressures; labor challenges within our mattress fabrics business that resulted in increased employee training costs and operating inefficiencies, including quality issues within our mattress fabrics segment; impairment charges during the second quarter of fiscal 2023 due to the write down of inventory to its net realizable value and inventory closeout sales for our mattress fabrics segment; markdowns of inventory due to our aged inventory policy for both our mattress fabrics and upholstery fabrics segment; and restructuring and related charges associated with the closure of our upholstery fabric segment's cut and sew facility located in Shanghai, China, during the second quarter. Performance for the first nine months of fiscal 2023 was favorably affected by the foreign exchange rate associated with our upholstery fabric operations in China.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ended January 29, 2023, compared with income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ended January 30, 2022.

Our consolidated effective income tax rate during the first nine months of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as compared to the first nine months of fiscal 2022. During the first nine months of fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(28.8) million, compared with $(2.3) million during the first nine months of fiscal 2022. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during the first nine months of fiscal 2023, as compared with the first nine months of fiscal 2022. In addition, almost all of our taxable income in the first nine months of both fiscal 2023 and fiscal 2022 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

Refer to Note 13 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of January 29, 2023, our cash and cash equivalents (collectively, “cash”) totaled $16.7 million, an increase of $2.2 million, compared with $14.6 million as of May 1, 2022. This increase was primarily due to (i) net cash provided by operating activities totaling $4.6 million, partially offset by (ii) capital expenditures of $1.6 million and (iii) contributions totaling $870,000 to our rabbi trust that funds our deferred compensation plan.

Our net cash provided by operating activities was $4.6 million during the first nine months of fiscal 2023, an increase of $17.0 million compared with net cash used in operating activities of $12.4 million during the first nine months of fiscal 2022. This trend mostly reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first nine months of fiscal 2023, partially offset by (iii) a decrease in net cash earnings during the first nine months of fiscal 2023 as compared with the first nine months of fiscal 2022.

As of January 29, 2023, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first nine months of fiscal 2023.

During the first nine months of fiscal 2022, dividend payments totaled $4.1 million, which represented quarterly cash dividend payments ranging from $0.11 per share to $0.115 per share.

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

During the first nine months of fiscal 2023, we did not purchase any shares of our common stock. As a result, as of January 29, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the fourth quarter of fiscal 2023.

During the first nine months of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Net sales	$24,697	$38,439	(35.8)%
Gross (loss) profit	(1,237)	3,164	(139.1)%
Gross profit margin	(5.0)%	8.2%	(1320)bp
Selling, general, and administrative expenses	2,992	2,800	6.9%
(Loss) income from operations	(4,229)	364	N.M.
Operating margin	(17.1)%	0.9%	(1800)bp

	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Net sales	$80,299	$122,380	(34.4)%
Gross (loss) profit	(7,330)	16,106	(145.5)%
Gross margin	(9.1)%	13.2%	(2230)bp
Selling, general, and administrative expenses	8,821	8,991	(1.9)%
(Loss) income from operations	(16,151)	7,115	N.M.
Operating margin	(20.1)%	5.8%	(2590)bp

Net Sales

Mattress fabrics sales decreased 35.8% in the third quarter of fiscal 2023 compared to the prior-year period. Mattress fabrics sales decreased 34.4% in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022.

The decrease in mattress fabrics net sales for the third quarter and for the first nine months of fiscal 2023 reflects an ongoing slowdown in consumer demand in the domestic mattress industry. We believe this slowdown is primarily due to inflationary pressures affecting consumer spending, as well as a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. The impact of this industry softness has been exacerbated by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product rollouts. However, we did begin the roll out of some new customer programs during the third quarter. The decrease in net sales during both periods was partially offset by certain pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These pricing actions increased net sales for the division by approximately 1.3% during the third quarter and by approximately 3.0% during the first nine months of fiscal 2023.

Despite the headwinds, we remained focused on inventory reductions and cash generation during the quarter, while also engaging in an ongoing business transformation plan focused on long-term improvement in the business in areas that include quality, sales, marketing, and operational processes; supply chain optimization; employee engagement; and our organizational management structure. We continued to execute our product-driven strategy during the quarter, with an emphasis on innovation, design creativity, and customer relationships. Additionally, the strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey continued to enable us to support the evolving needs of our mattress fabrics and cover customers during the period. We believe our market position remains solid, with strong new placements, although the timing for new product rollouts continues to be affected by customers working through their existing excess inventory.

Looking ahead, we expect the current macroeconomic environment will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products and continue to delay the timing of new product rollouts. We expect these conditions are likely to pressure results through at least the end of fiscal 2023. Additionally, the ongoing impacts of the COVID-19 pandemic, as well as Russia’s invasion of Ukraine, including its effect on petrochemical pricing and consumer spending, remain unknown and depend on factors beyond our knowledge or control. At this time, we cannot reasonably estimate the ongoing impact of the COVID-19 pandemic or the evolving impact of the Russia-Ukraine war on our mattress fabrics segment; however, either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

The decrease in mattress fabrics profitability during the third quarter of fiscal 2023, as compared to the prior-year period, was primarily due to lower sales and operating inefficiencies arising from these lower sales volumes and from holiday shutdowns across our locations.

Mattress fabrics profitability for the first nine months of fiscal 2023 was pressured by the same factors that affected the third quarter, as well as labor challenges that resulted in increased employee training costs and operating inefficiencies, including quality issues; higher raw material costs; $2.9 million in impairment charges due to the write down of inventory to its net realizable value; $2.6 million in losses from closeout sales of raw material and finished goods inventory; and $1.0 million in markdowns of inventory based on our policy for aged inventory.

We completed the previously announced restructuring and rationalization of our U.S.-based cut and sewn cover platform during the third quarter of fiscal 2023, moving our R&D and prototyping capabilities from our High Point, North Carolina, location to our facility in Stokesdale, North Carolina. The result of this move is the discontinuation of our higher-cost on-shore production capabilities, with closures of our two leased facilities in High Point, North Carolina, during the quarter. We believe this move will allow us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia, where we can scale operations to align with demand and continue to support the needs of our customers.

We expect the ongoing industry softness affecting sales volumes, as well as continued inflationary pressures, will affect profitability through at least the end of fiscal 2023, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to control internal costs and improve efficiencies. We will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as necessary to further mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Accounts receivable	$8,314	$17,617	$9,865
Inventory	28,757	39,544	39,028
Property, plant & equipment	34,661	39,913	38,731
Right of use assets	2,476	3,706	3,469
	$74,208	$100,780	$91,093

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 29, 2023, accounts receivable significantly decreased by $9.3 million, or 52.8%, compared with January 30, 2022. These declines reflect the significant decrease in net sales during third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, as described in the Net Sales section above. In addition, we experienced faster cash collections from certain significant customers we had on shorter credit terms due to their financial condition, during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, which led to a decline in days’ sales outstanding to 31 days for the third quarter of fiscal 2023, down from 42 days for the third quarter of fiscal 2022.

As of January 29, 2023, accounts receivable decreased by $1.6 million, or 15.7%, compared with May 1, 2022. This trend reflects a decrease in net sales during the third quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022. Net sales during the third quarter of fiscal 2023 were $24.7 million, a decrease of $5.1 million, or 17.1%, compared with net sales of $29.8 million during the fourth quarter of fiscal 2022. Days’ sales outstanding was 31 days and 30 days for the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022, respectively.

Inventory

As of January 29, 2023, inventory significantly decreased by $10.8 million, or 27.3%, compared with January 30, 2022, and significantly decreased by $10.3 million, or 26.3%, compared with May 1, 2022. This trend reflects (i) a decline in inventory purchases reflecting the 35.8% decrease in net sales during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 and a 17.1% decrease in net sales during the third quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022; (ii) $3.9 million of non-cash charges recorded in the first nine months of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $1.0 million related to markdowns of inventory estimated based on our policy for aged inventory; and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 3.5 for the third quarter of fiscal 2023, compared with 3.4 for the third quarter of fiscal 2022 and 2.9 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $34.7 million as of January 29, 2023, represents property, plant, and equipment of $23.1 million, $10.9 million, and $651,000 located in the U.S., Canada, and Haiti, respectively. The $39.9 million as of January 30, 2022 represents property, plant, and equipment of $26.6 million, $12.5 million, and $796,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

As of January 29, 2023, property, plant, and equipment has steadily decreased compared with January 30, 2022, as we have reduced our capital spending as a result of current and expected macroeconomic conditions.

Right of Use Assets

The $2.5 million as of January 29, 2023, represents right of use assets of $1.6 million and $833,000 located in Haiti and Canada, respectively. The $3.7 million as of January 30, 2022, represents right of use assets of $2.1 million, $1.3 million, and $352,000 located in Haiti, the U.S., and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

As of January 29, 2023, right of use assets have steadily decreased compared with January 30, 2022, due to rent expense recognized over the terms of the respective lease agreements, as well as the termination of one lease agreement and the significant reduction in the lease term associated with another lease agreement, both of which are related to the closure of our mattress cover operation located in High Point, NC, during the third quarter of fiscal 2023.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 29, 2023		January 30, 2022		% Change
Non-U.S. Produced	$25,514	92%	$39,286	94%	(35.1)%
U.S. Produced	2,312	8%	2,566	6%	(9.9)%
Total	$27,826	100%	$41,852	100%	(33.5)%

	Nine Months Ended
(dollars in thousands)	January 29, 2023		January 30, 2022		% Change
Non-U.S. Produced	$86,633	93%	$108,814	94%	(20.4)%
U.S. Produced	6,576	7%	6,705	6%	(1.9)%
Total	$93,209	100%	$115,519	100%	(19.3)%

Upholstery fabrics sales decreased 33.5% in the third quarter of fiscal 2023 compared to the prior-year period, which was an especially strong sales period. Upholstery fabrics sales decreased by 19.3% for the first nine months of fiscal 2023, as compared to the first nine months of fiscal 2022.

The decrease in upholstery fabrics net sales for the third quarter and for the first nine months of fiscal 2023 reflects reduced demand for our residential upholstery fabrics products compared to the prior-year periods, driven by high inventory levels and a slowdown in new retail business for the residential home furnishings industry. It also reflects slightly lower sales for our Read business during both periods, as compared to the prior-year periods. For the first nine months of fiscal 2023, the decrease in net sales was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior year period, as well as pricing and surcharge actions in effect that were not in effect during the same periods a year ago. These actions increased net sales for the division by approximately 1.7% during the quarter and by approximately 2.9% during the first nine months of fiscal 2023.

Looking ahead, we expect the high inventory levels and the slowdown in new retail business for the residential home furnishings industry may affect demand for our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, as well as our flexible Asian platform and our long-term supplier relationships.

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

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Gross profit	3,330	5,946	(44.0)%
Gross margin	12.0%	14.2%	(220)bp
Selling, general, and administrative expenses	3,750	3,500	7.1%
Restructuring expense	711	—	100.0%
(Loss) income from operations	(420)	2,446	(117.2)%
Operating margin	(1.5)%	5.8%	(730)bp

	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	Change
Gross profit	11,436	16,230	(29.5)%
Gross margin	12.3%	14.0%	(170)bp
Selling, general, and administrative expenses	11,053	10,491	5.4%
Restructuring expense	1,326	—	100.0%
Income from operations	383	5,739	(93.3)%
Operating margin	0.4%	5.0%	(460)bp

The decrease in upholstery fabrics profitability for the third quarter of fiscal 2023, as compared to the prior-year period, primarily reflects lower residential sales, as well as operating inefficiencies in our cut and sew operation in Haiti due to reduced demand, and labor challenges and inflationary pressures affecting our Read business during the quarter. These pressures were partially offset by a significantly more favorable foreign exchange rate associated with our operations in China, as well as lower costs resulting from the restructuring of our cut and sew platform in China completed during the second quarter of fiscal 2023.

Upholstery fabrics profitability for the first nine months of fiscal 2023 was affected by the same factors that affected the third quarter, as well as $2.3 million inventory markdowns due to our policy for aged inventory.

Based on demand trends, we began a rationalization and consolidation of our cut and sew upholstery kit platform in Haiti near the end of the third quarter of fiscal 2023. This restructuring, which will be completed during the fourth quarter of fiscal 2023, better aligns our capacity and costs with current demand levels for upholstery kits. We believe this move, which includes terminating a lease and relocating into an existing facility for our mattress cover business, will allow us to reduce our operating costs without sacrificing our ability to support our customers.

Looking ahead, we expect lower sales volumes in our residential business will continue to pressure our profitability. We will continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activities

Second Quarter of Fiscal 2023

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to adjust our operating costs to better align with the declining consumer demand for cut and sewn products. As a result of this strategic action, we recorded restructuring expense and restructuring related charges totaling $713,000. These charges represent employee termination benefits of $468,000, loss from the disposal and markdowns of inventory of $98,000, impairment loss associated with equipment of $80,000, lease termination costs of $47,000, and other associated costs of $20,000. Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 30, 2022, and the nine-month period ending January 29, 2023.

Third Quarter of Fiscal 2023

During the third quarter of fiscal 2023, we entered into an agreement to terminate the lease ("the Termination Agreement") of a facility (the "Terminated Facility") located in Ouanaminthe, Haiti, that was used solely for the production of cut and sewn kits associated with our upholstery fabrics segment. As a result, we are relocating production of cut and sewn upholstery kits into another existing facility that is also located in Ouanaminthe, Haiti, and leased by an affiliate that produces mattress covers at this facility. As a result, we will produce both upholstery cut and sewn kits and mattress covers in this location. We believe this strategic action will realign our capacity and costs with current demand levels, while still allowing us to support our customers and scale for additional capacity if conditions improve.

Based on the terms of the Termination Agreement, once we vacate and return possession of the Terminated Facility to the lessor (which has now occurred), a third party lessee will take possession of the Terminated Facility and has agreed to pay us $2.4 million over a period commencing April 1, 2023, through December 31, 2029, for the right to use the building. The terms of the Termination Agreement fully and unconditionally release and discharge us from all of our obligations under the original lease for the Terminated Facility.

As a result of this strategic action, we recorded restructuring expense of $711,000 during the third quarter of fiscal 2023, which represents lease termination costs of $434,000 and an impairment loss regarding leasehold improvements totaling $277,000.

The following summarizes our restructuring expense and restructuring related charges that were associated with both our restructuring activities noted above for the nine-months ending January 29, 2023:

Nine Months Ended
(dollars in thousands)	January 29, 2023
Lease termination costs	$481
Employee termination benefits	468
Impairment loss - leasehold improvements and equipment	357
Loss on disposal and markdowns of inventory	98
Other associated costs	20
Restructuring expense and restructuring related charges (1)	$1,424

(1) Of the total $1.4 million, $1.3 million and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 29, 2023.

See Note 8 to the consolidated financial statements for further details regarding our restructuring activities associated with our upholstery fabrics segment.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets and assets held for sale:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
Accounts receivable	$12,927	$21,381	$12,361
Inventory	18,870	33,589	27,529
Property, plant & equipment	1,794	2,018	2,030
Right of use assets	2,995	8,727	8,124
Assets held for sale	1,950	—	—
	$38,536	$65,715	$50,044

Refer to Note 12 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivablec

As of January 29, 2023, accounts receivable significantly decreased by $8.5 million, or 39.5%, compared with January 30, 2022. This trend reflects the decrease in net sales during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, as described in the Net Sales section above. In addition, we experienced faster cash collections as we had a favorble mix of higher sales volume with customers with shorter credit terms during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022. As a result, days’ sales outstanding for this segment declined to 38 days for the third quarter of fiscal 2023, down from 45 days for the third quarter of fiscal 2022.

As of January 29, 2023, and May 1, 2022, accounts receivable were lower than normal, as we experienced a significant decline in net sales during the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022. As described in the Net Sales section above, net sales significantly declined during the third quarter of fiscal 2023 due primarily to reduced customer demand and higher than normal inventory levels held by our residential furniture customers. During the fourth quarter of fiscal 2022, net sales significantly declined due to the mandated COVID-19 related shutdowns associated with our upholstery fabrics operations located in China. Days’ sales outstanding were 38 days and 40 days during the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022, respectively.

Inventory

As of January 29, 2023, inventory decreased by $14.7 million, or 43.8%, compared with January 30, 2022. This trend reflects (i) a decline in inventory purchases reflecting the decrease in net sales during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, as described in the Net Sales section above; (ii) a $2.4 million non-cash charge recorded during the first nine months of fiscal 2023, which includes $2.3 million of markdowns of inventory estimated based on our policy for aged inventory and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

As of January 29, 2023, inventory decreased by $8.7 million, or 31.5%, compared with May 1, 2022. This trend reflects (i) the reduction in inventory, despite the modest increase in net sales during the third quarter of fiscal 2023 compared with net sales during the fourth quarter of fiscal 2022, due to improved alignment of inventory purchases with current customer demand trends; (ii) a $2.4 million non-cash charge recorded during the first nine months fiscal 2023, which includes $2.3 million of markdowns of inventory estimated based on our policy for aged inventory and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China, and (iii) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (iv) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 3.8 for the third quarter of fiscal 2023, compared with 3.8 for the third quarter of fiscal 2022, and 3.0 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

The $1.8 million as of January 29, 2023, represents property, plant, and equipment of $1.0 million, $630,000, and $121,000 located in the U.S., Haiti, and China, respectively. The $2.0 million as of January 30, 2022, represents property, plant, and equipment of $1.1 million, $585,000, and $344,000 located in the U.S., Haiti, and China, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

As of January 29, 2023, property, plant, and equipment decreased compared with January 30, 2022, and May 1, 2022, due to a reduction in capital spending as a result of current and expected macroeconomic conditions.

Right of Use Assets

The $3.0 million as of January 29, 2023, represents right of use assets of $1.7 million and $1.3 million located in China and the U.S., respectively. The $8.7 million as of January 30, 2022, represents right of use assets of $4.1 million, $2.7 million, and $1.9 million located in China, Haiti, and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

As of January 29, 2023, our right of use assets decreased by $5.7 million, or 65.7%, compared with January 30, 2022, and decreased by $5.1 million, or 63.1%, compared with May 1, 2022. These decreases mostly resulted from (i) a six-month forgiveness of rent payments associated with COVID relief permitted by the Chinese government for all building lease agreements located in Shanghai, China, (ii) the termination of a building lease agreement in connection with the exit from our cut and sew upholstery fabrics operation located in Shanghai, China, and (iii) the termination of a building lease agreement in connection with the rationalization of our cut and sew upholstery fabrics operation located in Ouananminthe, Haiti.

Assets Held for Sale

As of January 29, 2023, we classified a right of use asset related to item (iii) in the above paragraph as held for sale. See Note 8 to the consolidated financial statements for further details.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	% Change
SG&A expenses	$9,165	$8,007	14.5%
Interest income	196	214	(8.4)%
Other expense	1,095	322	240.1%

	Nine Months Ended
(dollars in thousands)	January 29, 2023	January 30, 2022	% Change
SG&A expenses	$27,133	$26,275	3.3%
Interest income	292	347	(15.9)%
Other expense	348	963	(63.9)%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the third quarter and first nine months of fiscal 2023, compared with the third quarter and the first nine months of fiscal 2022, is due mostly to change in estimate adjustments that were recorded during the third quarter of fiscal 2022, which adjustments were not required during fiscal 2023. The change in estimate adjustments recorded during the third quarter of fiscal 2022 lowered incentive compensation expense, reflecting unfavorable financial results in relation to pre-established targets.

Interest Income

The decrease in interest income during the third quarter and first nine months of fiscal 2023, compared with the third quarter and first nine months of fiscal 2022, is mostly due to the liquidation of all of our remaining short-term investments classified as available-for-sale and corporate bond investments classified as held-to-maturity during the fourth quarter of fiscal 2022, partially offset by a significant increase in market interest rates during fiscal 2023.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The increase in other expense during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 is due mostly to significantly less favorable exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the third quarter of fiscal 2023, we reported a foreign exchange loss associated with our operations located in China totaling $757,000, compared with $108,000 during the third quarter of fiscal 2022.

The decrease in other expense for the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022 is due mostly to significantly more favorable exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the first nine months of fiscal 2023, we reported a foreign exchange gain associated with our operations located in China totaling $425,000, compared with a foreign exchange loss of $268,000 during the first nine months of fiscal 2022.

The $425,000 foreign exchange rate gain reported during the first nine months of fiscal 2023, which is mostly non-cash, was mostly offset by $315,000 of income tax expense that increased our income tax payments. This $315,000 of income tax expense was associated with taxable foreign exchange rate gains relating to more favorable foreign exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate gains associated with our U.S. dollar denominated balance sheet accounts related to our operations located in China is taxable income, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ending January 29, 2023, compared with income tax expense of $2.6 million, or 48.4% of income before income taxes, for the nine-month period ending January 30, 2022.

Our effective income tax rates for the nine-month periods ended January 29, 2023, and January 30, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 29, 2023, and January 30, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in

China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 29, 2023, and January 30, 2022:

	January 29,	January 30,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(29.3)	(26.9)
Withholding taxes associated with foreign jurisdictions	(2.0)	9.8
Capital expenditure deduction - Quebec, Canada	(1.6)	—
Foreign income tax rate differential	1.4	7.9
Tax effects of local currency foreign exchange gains (losses)	1.3	(1.0)
Global Intangible Low Taxed Income Tax ("GILTI")	—	37.4
Other	(0.3)	0.2
	(9.5)%	48.4%

Our consolidated effective income tax rate during the first nine months of fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and our foreign subsidiaries, as compared to the first nine months of fiscal 2022. During the first nine months of fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(28.8) million, compared with $(2.3) million during the first nine months of fiscal 2022. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during the first nine months of fiscal 2023, as compared with the first nine months of fiscal 2022. In addition, almost all of our taxable income in the first nine months of fiscal 2023 and fiscal 2022 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

During the first nine months of fiscal 2023, we incurred a significantly higher consolidated pre-tax loss totaling $(24.5) million, compared with a much lower pre-tax income totaling $5.4 million, during the first nine months of fiscal 2022. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2023.

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

As of January 29, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined that we still have a recent history of significant cumulative U.S. taxable losses, in that we experienced U.S. taxable losses during each of the last three fiscal years from 2020 through 2022, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2023. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 29, 2023, January 30, 2022, and May 1, 2022, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 29, 2023	January 30, 2022	May 1, 2022
U.S. federal and state net deferred income tax assets	$15,741	7,802	9,527
U.S. capital loss carryforward	2,330	2,330	2,330
	$18,071	10,132	11,857

Undistributed Earnings

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

Uncertain Income Tax Positions

Refer to Note 13 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of January 29, 2023, January 30, 2022, and May 1, 2022, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	January 29,	January 30,
(dollars in thousands)	2023	2022
United States Transition Tax Payment	$265	$266
China Income Taxes, Net of Refunds	1,680	2,036
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	—	487
Canada - Income Taxes, Net of Refunds	(9)	256
	$1,936	$3,045

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

As of January 29, 2023, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), as follows: FY 2024 - $499,000; FY 2025 - $665,000; and FY 2026 - $831,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of January 29, 2023, we believe our cash of $16.7 million, cash flow from operations, and the current availability under our revolving credit lines totaling $28.9 million (Refer to Note 9 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of January 29, 2023, our cash totaled $16.7 million, an increase of $2.2 million, compared with $14.6 million as of May 1, 2022. This increase was primarily due to (i) net cash provided by operating activities totaling $4.6 million, partially offset by (ii) capital expenditures of $1.6 million, and (iii) contributions totaling $870,000 to our rabbi trust that funds our deferred compensation plan.

Our net cash provided by operating activities was $4.6 million during the first nine months of fiscal 2023, an increase of $17.0 million compared with net cash used in operating activities of $12.4 million during the first nine months of fiscal 2022. This trend mostly reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during the first nine months of fiscal 2023, partially offset by (iii) a decrease in net cash earnings during the first nine months of fiscal 2023 as compared with the first nine months of fiscal 2022.

As of January 29, 2023, there were no outstanding borrowings under our lines of credit.

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

By Geographic Area

A summary of our cash and investments by geographic area follows:

(dollars in thousands)	Janaury 29, 2023	January 30, 2022	May 1, 2022
United States	$9,658	$12,351	$4,430
China	6,114	8,838	9,502
Canada	700	454	267
Haiti	244	557	341
Cayman Islands	9	10	10
	$16,725	$22,210	$14,550

The total balance as of January 30, 2022, includes short-term investments classified as available-for-sale and short-term and long-term investments classified as held-to-maturity that were liquidated in their entirety during the fourth quarter of fiscal 2022, and therefore, the total balances as of January 29, 2023, and May 1, 2022, solely represent cash.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on our working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During the first nine months of fiscal 2023, we did not purchase any shares of our common stock. As a result, as of January 29, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the fourth quarter of fiscal 2023.

During the first nine months of fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during first nine months of fiscal 2023.

During the nine-month period ending January 30, 2022, dividend payments totaled $4.1 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share.

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

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less accounts payable-trade, accounts payable-capital expenditures, and deferred revenue) was $44.9 million as of January 29, 2023, compared with $64.9 million as of January 30, 2022, and $67.7 million as of May 1, 2022. Operating working capital turnover was 4.1 during the third quarter of fiscal 2023, compared with 6.0 during the third quarter of fiscal 2022 and 5.2 during the fourth quarter of fiscal 2022.

Accounts Receivable

Accounts receivable was $21.2 million as of January 29, 2023, a significant decrease of $17.8 million, or 45.5%, compared with $39.0 million as of January 30, 2022. This decrease reflects the significant decrease in net sales during the third quarter of fiscal 2023, as compared with the third quarter of fiscal 2022. Net sales were $52.5 million during the third quarter of fiscal 2023, a decrease of $27.8 million, or 34.6%, compared with net sales of $80.3 million during the third quarter of fiscal 2022. In addition, we experienced faster cash collections from certain significant customers that we had on shorter credit terms due to their financial condition and a more favorable mix of higher sales volume with customers who had shorter credit terms during the third quarter of fiscal 2023, as compared with the third quarter of fiscal 2022. As a result, we experienced a decline in days’ sales outstanding to 34 days for the third quarter of fiscal 2023, down from 44 days during the third quarter of fiscal 2022.

Accounts receivable was $21.2 million as of January 29, 2023, a decrease of $985,000, or 4.4%, compared with $22.2 million as of May 1, 2022. These accounts receivable balances were lower than normal, as we experienced a significant decline in net sales during the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022. During the third quarter of fiscal 2023, net sales significantly declined due primarily to reduced consumer demand and higher than normal inventory levels held by our customers related to both our mattress and upholstery fabrics segments. During the fourth quarter of fiscal 2022, net sales significantly declined due to the mandated COVID-19 related shutdowns associated with our upholstery fabrics operations located in China. Days’ sales outstanding were 34 days and 35 days during the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022, respectively.

Inventory

Inventory was $47.7 million as of January 29, 2023, a significant decrease of $25.5 million, or 34.9%, compared with $73.1 million as of January 30, 2022, and a significant decrease of $18.9 million, or 28.4% , compared with $66.6 million as of May 1, 2022. This trend reflects (i) a decline in inventory purchases reflecting the 34.6% decrease in net sales during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, and a 7.8% decrease in net sales during the third quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022; (ii) a $6.2 million non-cash charge recorded in the first nine months of fiscal 2023, which includes $2.9 million related to a write down of inventory to its net realizable value and $3.3 million related to markdowns of inventory estimated based on our policy for aged inventory; (iii) $98,000 for the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; and (iv) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 4.0 for the third quarter of fiscal 2023, as compared with 3.4 for the third quarter of fiscal 2022 and 3.1 for the fourth quarter of fiscal 2022.

Accounts Payable - Trade

Accounts payable - trade was $22.5 million as of January 29, 2023, a significant decrease of $24.2 million, or 51.7%, compared with $46.7 million as of January 30, 2022. This significant decrease primarily reflects the significant decline in net sales during the third quarter of fiscal 2023, as compared with the third quarter of fiscal 2022. Net sales were $52.5 million during the third quarter of fiscal 2023, a decrease of $27.8 million, or 34.6%, compared with net sales of $80.3 million during the third quarter of fiscal 2022.

Accounts payable - trade was $22.5 million as of January 29, 2023, an increase of $2.4 million, or 12.1%, compared with $20.1 million as of May 1, 2022. These accounts payable balances were lower than normal, as we experienced a significant decline in net sales during the third quarter of fiscal 2023 and the fourth quarter of fiscal 2022. During the third quarter of fiscal 2023, net sales significantly declined due primarily to reduced consumer demand and higher than normal inventory levels held by our customers related to both our mattress and upholstery fabrics segments. During the fourth quarter of fiscal 2022, net sales significantly declined due to the mandated COVID-19 related shutdowns associated with our upholstery fabrics operations located in China.

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

As of January 29, 2023, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 29, 2023, we were in compliance with these financial covenants.

Refer to Note 9 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis were $1.6 million during the first nine months of fiscal 2023, compared with $5.3 million for the same period a year ago. Capital expenditures on a cash basis during the first nine months of fiscal 2023 reflected a reduction in our capital spending as a result of current and expected macroeconomic conditions. Capital expenditures on a cash basis during the first nine months of fiscal 2022 mostly related to our mattress fabrics segment, our innovation campus located in downtown High Point, NC, and IT equipment.

Depreciation expense was $5.2 million during the first nine months of fisca1 2023 and fiscal 2022. Depreciation expense mostly related to our mattress fabrics segment for both periods.

Accounts Payable – Capital Expenditures

As of January 29, 2023, we had total amounts due regarding capital expenditures totaling $25,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $25,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 29, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $738,000.

Critical Accounting Policies and Recent Accounting Developments

As of January 29, 2023, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2022.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended May 1, 2022.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our annual report on Form 10-K for the year ended May 1, 2022, except for those disclosed in Note 9 of the consolidated financial statements.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers. During fiscal 2022 and continuing through the first nine months of fiscal 2023, higher freight costs, labor costs, and raw material prices have increased the prices we pay for shipping, labor, and raw materials. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022, and these pressures have continued through the first nine months of fiscal 2023. We are unable to predict how long these trends will last, or to what extent inflationary pressures may affect the economic and purchasing cycle for home furnishing products (and therefore affect demand for our products) over the short and long term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates with regards to our revolving credit agreements.

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the “Amended Agreement”) to establish an asset-based revolving credit facility that required interest to be charged at a rate (applicable interest rate of 5.81% as of January 29, 2023) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate (SOFR), as defined in the Amended Agreement. As of January 29, 2023, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of January 29, 2023, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of January 29, 2023, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of January 29, 2023, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended January 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 29, 2023. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended January 29, 2023. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022, for the fiscal year ended May 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
October 31, 2022 to December 4, 2022	—	—	—	$3,248,094
December 5, 2022 to January 1, 2023	—	—	—	$3,248,094
January 2, 2023 to January 29, 2023	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 6. Exhibits

The following exhibits are submitted as part of this report.

10.1 First Amendment to Second Amended and Restated Credit Agreement.

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

CULP, INC. (Registrant)

Date: March 9, 2023	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Vice President of Finance
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)