Form 10-K
period 2023-04-30
CULP INC
filed 2023-07-14
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 11, 2023, 12,344,030 shares of common stock were outstanding. As of October 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $58,122,392 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CULP, INC.

FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, production levels, new project launches, sales, profit margins, profitability, operating income, capital expenditures, working capital levels, cost savings, income taxes, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the recent global coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Finally, disruption in our customers’ supply chains for non-fabric components may cause declines in new orders and/or delayed shipping of existing orders while our customers wait for other components, which could adversely affect our financial results. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in the “Risk Factors” section of this report in Item 1A. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations or financial results.

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

Overview

Culp manufactures, sources, and markets mattress fabrics and sewn covers used for covering mattresses and foundations and other bedding products; and upholstery fabrics, including cut and sewn kits, primarily used in the production of upholstered furniture. The company competes in a business driven by fashion and product performance, and we strive to differentiate ourselves by placing a sustained focus on creativity and product innovation. In addition, we place great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is one of the largest producers of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales. Our operations are classified into two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used principally in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating, as well as window treatment products and installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. As of the end of fiscal 2023, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and Ouanaminthe, Haiti. We also source fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey, with substantially all of these products made specifically for Culp and created by Culp designers. In addition, we operate distribution centers in North Carolina, Canada, China, and Haiti to facilitate distribution of our fabric products, with additional distribution capabilities through strategic relationships in China, Turkey, and Vietnam.

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

Total net sales in fiscal 2023 were $234.9 million. The mattress fabrics segment had net sales of $111.0 million (47% of total net sales), and the upholstery fabrics segment had net sales of $123.9 million (53% of total net sales).

Our overall sales declined 20.3% during fiscal 2023, as compared to the prior year, with mattress fabric sales decreasing 27.1% and upholstery fabric sales decreasing 13.1%. This decline was driven primarily by a slowdown in consumer demand in the domestic mattress industry throughout year, as well as a slowdown in new retail business in the residential home furnishings industry. The impact of this industry softness was exacerbated by high inventory levels at manufacturers and retailers during most of the year, which delayed the timing of shipments and new product roll outs.

Fiscal 2023 was a difficult year, but Culp navigated the challenges and maintained a solid financial position. Our associates around the world worked diligently to execute our product-driven strategy, with a focus on innovation, operational excellence, and exceptional service across our global platform. Throughout our 50 years in business, we have faced economic downturns and the various cyclical market challenges of competing in a dynamic global marketplace. One of our enduring strengths has been our ability to navigate these challenges and pursue a strategic direction that supports our business and meets the evolving needs of our valued customers.

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

Culp maintains a corporate website at www.culp.com. We will make this annual report and our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of any materials we file or furnish with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The information included on our website is not incorporated by reference into this annual report or any other reports we file with, or furnish to, the SEC.

Segments

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2023		Fiscal 2022		Fiscal 2021
Mattress Fabrics	$111.0	47%	$152.2	52%	$157.7	53%
Upholstery Fabrics
Non-U.S.-Produced	114.5	49%	133.2	45%	133.0	44%
U.S.-Produced	9.4	4%	9.4	3%	9.0	3%
Total Upholstery	123.9	53%	142.6	48%	142.0	47%
Total company	$234.9	100%	$294.8	100%	$299.7	100%

Additional financial information about our operating segments can be found in Note 17 of the consolidated financial statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has fabric manufacturing facilities located in Stokesdale, North Carolina, and St. Jerome, Quebec, Canada. Knitted fabrics are produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is produced solely at the St. Jerome facility. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities offer finished goods distribution capabilities, and the Stokesdale plant houses the division offices. The segment also sources mattress fabric products internally from Culp China, which is operated by our upholstery fabrics division, as well as from a supplier in Turkey, based on our own designs and production schedule.

Our mattress cover operation currently has a wholly-owned manufacturing platform in Haiti for production of cut and sewn mattress covers. This platform includes two leased facilities. We also utilize our Culp China platform, operated by our upholstery fabrics division, to source sewn mattress covers from third-party suppliers in Asia. During fiscal 2023, we completed a restructuring and rationalization of our U.S.-based cut and sewn cover platform, moving our research and development ("R&D") and prototyping capabilities from our location in High Point, North Carolina, to our owned facility in Stokesdale, North Carolina. The result of this move was the discontinuation of our higher-cost on shore production capabilities, with the closure of two leased facilities in High Point during the third quarter. We believe this platform restructuring will allow us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia, where we can scale operations to align with demand and continue to support the needs of our customers.

During the past few years, we completed several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing. In fiscal 2019, we consolidated our weaving operations to one facility in Quebec, Canada, and expanded production of our sewn mattress covers in Haiti and China to meet customer demand in the growing boxed bedding market. Additionally, we continued to expand our design capabilities in fiscal 2019, launching new software and a library system for cataloging our products to drive marketing and enhance innovation. In fiscal 2020, we further enhanced our design and innovation platform by establishing a dedicated innovation team to develop and offer the latest technologies and forward-looking products, expanding our creative team to complement our innovation strategy, and releasing a new digital library, design simulations, and 3D image rendering capabilities to showcase our designs and marketing tools. We were able to leverage these new technologies during the COVID-19 pandemic, in the face of travel restrictions and canceled tradeshows, to continue showcasing our products and support our customers through virtual design collaboration. In fiscal 2021, we invested in additional knit machines and other equipment to expand fabric capacity in North America. We also enhanced our digital project management platform, which allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising. In fiscal 2022, we expanded our leading-edge technology at our Canadian manufacturing facility with the addition of a sectional warper and lamination line.

After eight consecutive years of growth, sales for the mattress fabrics segment declined in fiscal 2019 and fiscal 2020. The decline in fiscal 2019 was mainly attributable to the acceleration of low-priced mattress imports from China towards the end of fiscal 2018 and through the first three quarters of fiscal 2019, together with the increased acceptance by consumers of roll-packed/boxed bedding delivered through major online e-commerce channels. The decline in fiscal 2020 was primarily due to the significant disruption from the COVID-19 pandemic during the fourth quarter, as well as continued disruption in the domestic mattress industry relating to low-priced mattress imports that moved from China to other countries. Sales increased significantly in fiscal 2021, as compared to fiscal 2020, driven by the consumer focus on the home environment and overall comfort during the COVID-19 pandemic, combined with our ability to service this demand through our global platform. For fiscal 2022, sales declined slightly compared to the prior year primarily due to industry weakness in domestic mattress industry sales, especially during the fourth quarter, along with some disruption from COVID-related shutdowns. We believe this industry softness was mostly caused by inflationary pressures affecting consumer spending and a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic.

The decline in sales continued during fiscal 2023, driven by an ongoing slowdown in consumer demand, with mattress industry reports reflecting significant unit contraction during this period. The impact of this industry softness was exacerbated, especially during the first nine months of the year, by mattress manufacturers and retailers working through an excess of inventory, delaying the timing of shipments and new product roll outs. As a result, sales declined significantly in fiscal 2023 compared to the prior year. However, we were encouraged to see strong sequential and year-over-year improvement beginning in the fourth quarter, primarily driven by the roll out of new customer programs.

Despite the challenging macro-economic conditions during fiscal 2023, we diligently worked to manage the aspects of our business that we can control, taking necessary steps to withstand current market challenges and position our business for renewed growth. During the second half of fiscal 2023, we began executing on a comprehensive business transformation plan, laying the foundation for operational improvement with new leadership and a restructured management team. Throughout the year, we focused on our product-driven strategy, with an emphasis on innovation, design creativity, and strengthening customer relationships. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey allowed us to support the evolving needs of our mattress fabric and cover customers throughout the year. We believe the success of our mattress fabrics segment over the long term is due to our focus on these foundational values and strategic initiatives that allow us to meet changing customer demands.

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

The upholstery fabrics segment currently operates two manufacturing facilities in Shanghai, China. From these locations, we market a variety of upholstery fabrics and cut and sewn kits sourced from third-party producers, mostly in China and Vietnam. We utilize these facilities for design, finishing, warehousing, quality control, and inspection operations related to these products. We previously produced cut and sewn fabric kits in Shanghai, China. However, during fiscal 2023, based on market dynamics for cut and sewn products and the strength of our Asian supply chain, we rationalized and adjusted our model for this platform with the closure of our cut and sew facility. Additionally, during the third quarter of fiscal 2022, we commenced operation of a new leased facility in Ouanaminthe, Haiti, dedicated to the production of cut and sewn fabric kits. However, due to a decline in demand for these cut and sewn kits, we terminated the agreement to lease this new facility during the third quarter of fiscal 2023 and relocated a scaled-down upholstery cut and sew operation into our existing mattress cover facility also located in Ouanaminthe, Haiti. We believe these adjustments to our cut and sew platform will generate cost savings without sacrificing our ability to support our customers, grow our cut and sew business, and maintain our competitive advantages through our lower-cost manufacturing and sourcing operations in Asia and Haiti.

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

After increasing in the two prior years, sales declined in fiscal 2020 due to the severe disruption from the COVID-19 pandemic during the fourth quarter. In fiscal 2021, our sales recovered with strong growth, driven by increased industry demand in our residential business, as well as the benefits of product innovation and opportunities with new and existing customers. This growth was partially offset by lower sales for our hospitality business, which remained under pressure due to pandemic-related disruptions affecting the travel and leisure industries. During fiscal 2022, sales increased slightly, reflecting generally solid demand for residential upholstery products for the first nine months of the year, as well as the impact of certain pricing and surcharge actions in effect during the year. This increase was offset by a significant drop in residential sales during the fourth quarter due to COVID-related shutdowns of our facilities in China throughout the month of April and, to a lesser extent, a slowdown in new business for the residential home furnishings industry during the fourth quarter. During fiscal 2023, our sales declined moderately as a result of reduced demand for residential upholstery products, driven by an ongoing slowdown in the residential home furnishings industry, as well as high inventory levels at manufacturers and retailers during the first nine months of the year. This decline was partially offset by higher sales in our hospitality/contract business.

Despite the industry softness in fiscal 2023, we maintained our sustained focus on product innovation, and our highly durable, stain resistant LiveSmart® performance fabrics, as well as our LiveSmart Evolve® performance plus sustainability fabrics, remained popular with both existing and new residential furniture customers. Demand for our hospitality/contract fabric business also remained solid for the year.

We believe the success of our upholstery fabrics segment over the longer term is due largely to a business strategy that has included: 1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand. Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from nearly every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences. We have also implemented additional steps to grow net sales, including an emphasis on markets beyond residential furniture, such as the hospitality market. One result of these efforts was the acquisition of Read Window Products at the end of fiscal 2018, representing a significant expansion of our production capabilities in the hospitality market, along with the addition of window treatment installation services.

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

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, and, most recently in connection with impacts from the COVID-19 pandemic, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations. During the second half of fiscal 2022 and throughout fiscal 2023, the bedding industry experienced weakness in domestic mattress sales, with industry reports reflecting significant unit contraction. We believe this industry softness was mostly driven by inflationary pressures affecting consumer spending, especially for mattress products in the low to mid-range price points, and a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. These factors are expected to continue affecting the bedding industry during fiscal 2024.

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

As a result of the continued significant influx of low-priced imports that moved from China to other countries, the U.S. Department of Commerce imposed anti-dumping duties against seven countries, including Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, during fiscal 2021. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the second half of fiscal 2021 and continuing into fiscal 2022 and fiscal 2023.

A key trend driving the bedding industry is the increased demand for roll-packed/compressed mattresses through both online and traditional sales channels. Consumer acceptance of boxed beds as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for sewn mattress covers. Another important trend is the increased awareness among consumers about the health benefits of better sleep, with an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding. A further trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor, as well as in online sales channels and advertisements. Mattress fabric design efforts are based on current trends in home decor and fashion. Additionally, the growth in non-traditional sources for retail mattress sales, such as online e-commerce channels and wholesale warehouse clubs, has the potential to increase overall consumption of goods due to convenience and high traffic volume, which in turn results in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity. Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

Overview of Residential and Commercial Furniture Industry

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to variations in the general economy, including current inflationary pressures affecting consumer spending; declines in consumer confidence; the negative economic impact of potential additional surges of the coronavirus; and other geopolitical events, such as the ongoing Russia/Ukraine war. Because purchases of furniture products are discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, higher unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings. Sales of commercial furniture to businesses are also affected by these same factors. These market conditions, as well as the pace of recovery from these conditions, have been uneven in recent years. In general, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses and office occupancy. During fiscal 2021, disruption relating to the COVID-19 pandemic positively affected sales trends, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing comfort within the home environment. This sales trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities, and this reversal continued throughout fiscal 2023. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022 and continuing throughout fiscal 2023. Together, these trends have caused a slowdown in new business for the residential home furnishings industry that is expected to continue during fiscal 2024.

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

Additionally, with the ongoing global trade dispute and other tensions between the U.S. and China, including the imposition of tariffs during fiscal 2019 and the possibility for additional tariffs on China imports, some of our customers began altering their supply chains away from China in late fiscal 2019. This trend has continued in recent years, including in fiscal 2023, as relations between the U.S. and China have further deteriorated. While we believe Asia remains a preferred location for sourcing of components, including fabric, we continue to diversify our sourcing strategies to develop additional geographic options to service our customers.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 47% of our total net sales for fiscal 2023, compared with 52% for fiscal 2022. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 53% of our sales for fiscal 2023, compared with 48% of for fiscal 2022. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $16.00 per yard.

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

Through our Read Window Products business, the upholstery fabrics segment also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries. These products include roller & solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates three manufacturing plants, with one located in North Carolina (Stokesdale), one in St. Jerome, Quebec, Canada, and one in Ouanaminthe, Haiti. Over the past ten fiscal years, we made capital expenditures of approximately $67 million to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Knitted fabrics are produced at both our Stokesdale facility and our St. Jerome plant, while production of jacquard mattress fabrics was consolidated into the St. Jerome facility during the fourth quarter of fiscal 2019. The majority of our finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant, with the St. Jerome plant providing additional capacity and a second location for these processes, along with distribution capabilities. We produce sewn mattress covers at our manufacturing facility in Haiti. In fiscal 2017, we entered into a 50/50 joint venture with a third party mattress cover provider to construct a leased location for our mattress cover operations in Haiti, and this joint venture facility began production of mattress covers for our business during the second quarter of fiscal 2018. We completed a 40,000-square foot expansion of this Haiti facility during the second quarter of fiscal 2021 to increase capacity, and during the fourth quarter of fiscal 2021, we acquired the remaining fifty percent ownership interest in this Haiti mattress cover business from our previous joint venture partner, giving us full control of the operation and expanded capacity to meet customer demand from this lower-cost, near-shore operation. We also have R&D and prototyping capabilities for sewn mattress covers at our Stokesdale facility.

In addition to the mattress fabrics and sewn covers manufactured by Culp, we have important supply arrangements in place that allow us to source mattress fabrics and sewn covers from strategic suppliers. We source some Culp-designed knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform. We also source Culp-designed sewn mattress covers from a strategic supply relationship in Vietnam. Additionally, we source a portion of our woven jacquard fabric and knitted fabric from a supplier located in Turkey, based on designs and a production schedule created by Culp.

Upholstery Fabrics Segment

The upholstery fabrics segment currently operates two manufacturing facilities in China. We also operated a facility in Haiti dedicated to the production of cut and sewn upholstery kits during the first half of fiscal 2023, but following the rationalization and restructuring of this operation during the second half of the fiscal year, we now operate a scaled down cut and sew operation within the company's existing mattress cover facility in Haiti. Additionally, we fabricate a variety of window treatments, using mostly customer-supplied fabrics and materials, at our Read Window Products facility in Knoxville, Tennessee.

Our upholstery fabrics facilities in China are located within the same industrial area in Shanghai. At these facilities, we apply value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well.

Our upholstery fabrics cut and sew operation in Haiti uses sourced fabrics to produce cut and sewn kits designed to be placed on specific furniture frames designated by customers.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as micro denier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. We source unfinished and finished fabrics, as well as cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team located in China to meet the demands of our customers. Beginning in late fiscal 2019, we also developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin adjusting our supply chains to meet customer demands in conjunction with ongoing trade disputes between the U.S. and China. Additionally, beginning in fiscal 2022, we developed strategic supplier relationships in Turkey for additional sourcing of fabric products, providing further diversification in our supply chain. The majority of upholstery fabrics and materials used by our Read Window Products business to fabricate window treatments are customer-supplied. These materials are generally sourced by customers, and we also source a portion of other window treatment products such as hardware and roller shades, from outside suppliers in the U.S., Turkey, and China.

Product Design and Innovation

Consumer tastes and preferences related to bedding, upholstered furniture, and window treatment products change over time. The use of new fabrics, creative designs, and special production finishes and technologies remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, textures, and performance properties. Culp’s success is largely dependent on our ability to market fabrics and products with appealing designs and patterns, as well as performance properties such as cleanability, stain-resistance, cooling, sustainability, and health-related benefits. The process of developing new designs and innovative finishes involves maintaining an awareness of broad fashion and color trends, as well as wellness and other consumer trends, both in the United States and internationally.

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

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. We invest significant resources to stay ahead of current design trends, including maintaining a trained and active design and innovation staff, investing in research and development activities such as participation in international design shows, and implementing systems for creating, cataloging, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are drawn to the mattress that is the most visually appealing when walking into a retail showroom or viewing mattress products online, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

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

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. We also have distribution capabilities in Vietnam and Turkey. In addition to “make to order” distribution, an inventory of select fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” We also have distribution capabilities for our “Culp Express” program to local customers in Canada through our mattress fabrics distribution facility in Quebec, Canada. Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly from Read's manufacturing facility in Knoxville, Tennessee to the job installation site.

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

The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials. During fiscal 2022, some of our outside suppliers faced extended delays and increased costs for raw materials, as well as COVID-19-related disruption that affected production. During fiscal 2023, we experienced better stability with suppliers relative to service and cost for most commodities. Our use of outside suppliers to source materials to produce mattress fabric and sewn covers makes the mattress fabrics segment vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

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

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our raw material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil. Near the end of fiscal 2021, our raw material costs began to escalate primarily due to rising oil prices, a higher demand environment, and labor shortages. These pressures continued during fiscal 2022, with further increases in raw material costs, particularly during the second half of the year, due to the continued rise in oil prices and a higher demand environment. During fiscal 2023, the cost of raw materials began to decline during the first half of the year due to lower oil prices and slowing global demand, but the higher costs and lower availability of labor remained challenging throughout the year. Raw material costs were relatively stable during the second half of the year.

Seasonality

Overall, demand for our products generally depends upon consumer demand for furniture and bedding products, which reflects sensitivity to overall economic conditions, including consumer confidence, unemployment rates, and housing market conditions. During the fourth quarter of fiscal 2020 and continuing into the first quarter of fiscal 2021, the bedding and furniture industries, including manufacturers and retail stores, were adversely affected by closures/restricted operations, supply chain disruption, and economic uncertainty due to the COVID-19 global pandemic. For the remainder of fiscal 2021, disruption relating to the COVID-19 pandemic positively affected sales trends, with the increased consumer focus on the home and travel restrictions shifting discretionary spending away from travel and leisure activities towards home furnishings and enhancing overall comfort within the home environment. However, this sales trend began to reverse during fiscal 2022, particularly during the second half of fiscal 2022 and continuing throughout fiscal 2023, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. Inflationary pressures also affected consumer spending on home goods during the second half of fiscal 2022 and continuing throughout fiscal 2023. Additionally, we believe consumer spending was further pressured in fiscal 2023 by other economic conditions, such as rising interest rates, the ongoing Russia/Ukraine conflict, and other economic indicators that affected consumer confidence. These impacts are not reflective of any seasonal trends in the bedding or furniture industries and are not an indicator that seasonal trends are changing for our business segments.

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter. However, these seasonality trends relate more to in-store retail sales and promotional events, whereas the growth in online sales, which began prior to the COVID-19 pandemic and increased during the pandemic, are less affected by in-store seasonality trends. It appears that during fiscal 2023, U.S. consumers began to return to pre-pandemic mattress buying habits, where mattresses are often purchased during major U.S. holidays.

Upholstery Fabrics Segment

The upholstery fabrics business today is less seasonal than it once was. In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the U.S. during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas. This effect has become much less pronounced as the majority of our fabrics are produced or sold in locations outside of the U.S. The timing of the Chinese National Holiday in October and, to a larger extent, the Chinese New Year (which occurs in January or February each year), now have a more significant impact on upholstery sales than the U.S. holiday periods, often causing sales to be higher in advance of these Chinese holiday periods and sometimes lower during or immediately following the same periods (although notably this trend for the Chinese New Year holiday did not occur during fiscal 2023, with sales lower in advance of the holiday due to high customer inventory and reduced consumer demand, followed by an uptick in sales after the holiday as customer inventory levels began to normalize).

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

Human Capital

Our Employees

As of the end of fiscal 2023, we employed 1,333 people, a decrease of 249 employees as compared to the end of the prior fiscal year. The mattress fabrics segments employed 759 people at fiscal year-end, a decrease of 186 employees, while the upholstery segment employed 543 people, a decrease of 60 employees from the prior year. The remaining employees comprise the company’s shared services functions.

The decrease in the number of employees in the mattress fabrics segment in fiscal 2023, as compared to the prior year, was associated with the rationalization of our U.S.-based mattress fabrics cut and sew platform, which included the closure of two U.S. facilities associated with this business. The decrease in the number of employees in the upholstery fabrics segment in fiscal 2023, as compared to the prior year, was associated with the rationalization and restructuring of our upholstery cut and sew platform during the year, which included the closure of our Shanghai cut and sew facility, as well as the rationalization and relocation of our Haiti cut and sew operation into an existing mattress cover facility also located in Haiti.

Approximately 478 employees work in the United States, and 855 are employed in international locations. We employ the vast majority of our employees on a full-time basis.

The hourly employees at our manufacturing facility in Canada (approximately 11% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2026. We are not aware of any efforts to organize any more of our employees, and we believe our employee relations are very good with both our unionized and non-unionized workforce. Our company-wide annual employee turnover rate was approximately 42% during the past fiscal year, compared to approximately 25% in the prior year. The increase in our annual employee turnover compared to the prior fiscal year was driven mostly by the rationalization and restructuring our upholstery fabrics cut and sew operations in China and Haiti and our mattress fabrics cut and sew operation in the U.S.

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

Along with our mission statement and values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as conflicts of interest, fair dealing, protecting confidential information, appropriate use of company assets, compliance with laws (including, without limitation, anti-corruption and antitrust laws), workplace safety and environmental stewardship, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, ethical, and responsible manner, and also provides direction for reporting complaints in the event of alleged violations of our policies. Our executive officers and supervisors maintain “open door” policies, and any form of retaliation is strictly prohibited.

We also conduct regular training programs with our management and employee leaders to inform and refresh their knowledge about company policies and procedures pertaining to employment and human capital.

Employee Recruitment, Development, Engagement, and Wellness

We strive to attract, recruit, and retain employees through competitive compensation and benefit programs that are aligned with those of comparable industries and in the geographic areas where our facilities are located, and in compliance with local regulatory requirements. We also provide development opportunities that support career growth and maintain a wide variety of programs to engage with our employees and promote overall wellness. We believe these efforts support all of our personnel in the workplace and elsewhere in their lives, which in turn promotes employee satisfaction and retention.

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

Additionally, in fiscal 2022, the company held its first company-wide global giving initiative, with a program called “Share the Love.” The program involved employees in each of our geographic locations choosing a charitable endeavor to support, based on their knowledge of local cultural considerations and areas of need. For example, our U.S. and Canadian locations held food drives for donations to local food banks, while Culp China’s facilities contributed to help cancer patients. Employees in Haiti made blankets in-house using Culp fabric and then donated them to a local orphanage and the local fire department. This program was continued in fiscal 2023, with additional support to local charitable endeavors from each of our geographic locations.

Other examples of employee engagement initiatives include:

•
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

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include leading bedding manufacturers such as Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), Casper, Corsicana, Sleep Number, and Ashley Furniture. Our mattress fabrics customers also include many small and medium-size bedding manufacturers. No customers within the mattress fabrics segment accounted for more than 10% of the company's consolidated sales in fiscal 2023.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Flexsteel, Kuka, La-Z-Boy (La-Z-Boy Residential and England), Southern Furniture Industries (Fusion and Southern Motion), Sudair, and Violino. Major customers for the company’s fabrics for commercial furniture include Exemplis, HNI Corporation, and Travel + Leisure Co. (f/k/a

Wyndham Destinations). Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 15% of the company’s consolidated sales in fiscal 2023.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2023		Fiscal 2022		Fiscal 2021
United States	$165,807	70.6%	$204,454	69.3%	$217,473	72.6%
North America (Excluding USA) (1)	29,756	12.7%	39,256	13.3%	32,925	11.0%
Far East and Asia(2)	31,339	13.3%	43,015	14.6%	43,764	14.6%
All other areas	8,032	3.4%	8,114	2.8%	5,558	1.9%
Subtotal (International)	$69,127	29.4%	$90,385	30.7%	$82,247	27.4%
Total	$234,934	100.0%	$294,839	100.0%	$299,720	100.0%

(1)
Of this amount, $24.9 million, $33.5 million, and $27.2 million are attributable to shipments to Mexico in fiscal 2023, 2022, and 2021, respectively.
(2)
Of this amount $20.0 million, $26.9 million, and $28.1 million are attributable to shipments to China in fiscal 2023, 2022, and 2021, respectively.

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

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 30, 2023, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 5, 2023, was $10.6 million, compared with $15.7 million as of the end of fiscal 2022 (for confirmed shipping dates prior to June 6, 2022).

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

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to cyclical variations in the general economy, including current inflationary pressures affecting consumer spending, declines in overall consumer confidence, recession and fears of recession, the negative economic impact of potential additional surges of the coronavirus, and other geopolitical events, such as the ongoing Russia/Ukraine war. Because purchases of furniture and bedding products may be considered discretionary purchases for most individuals and businesses, demand for these products may be more easily influenced by economic trends than demand for other products. Economic downturns, increases in unemployment rates, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for discretionary items, including home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business. While we saw an adverse impact from some of these measures due to the COVID-19 pandemic at the end of fiscal 2020 and the beginning of fiscal 2021, we experienced increased demand in our mattress fabrics segment and in the residential side of our upholstery fabrics segment for most of fiscal 2021, driven by greater consumer focus on the home environment and more discretionary spending being allocated to home furnishings in the face of travel restrictions and other pandemic-related factors. However, this trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. We believe the trend of increased consumer discretionary spending on travel, leisure, and entertainment, and away from home goods, continued throughout fiscal 2023. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022 and continuing throughout fiscal 2023. We are unable to predict how long these trends will last, or to what extent additional surges of the coronavirus or other geopolitical events may affect the economic and purchasing cycle for home furnishing products (and therefore affect demand for our products) over the short and long term.

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

The global COVID-19 pandemic significantly and adversely affected, and may again adversely affect, our business, financial position, results of operations, and cash flows.

The COVID-19 pandemic negatively affected the global and U.S. economy, severely disrupted global supply chains, and created significant volatility and disruption in financial markets, all of which negatively affected the bedding and home furnishings industries, our customers and suppliers, and our business. Many countries, including the countries in which we operate, as well as state and local governmental authorities, took various actions to mitigate the spread of COVID-19, including mandated closures of businesses, stay-at-home orders, quarantine and isolation requirements, travel restrictions, border closings, restrictions on public gatherings, social distancing measures, occupancy limits, and other safety measures. While these restrictions have now been lifted as conditions have improved, the restrictions adversely affected our business, results of operations, financial position, and cash flows.

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

While the COVID-19 pandemic continued to spread throughout the world during fiscal 2021, we did not experience additional closures of any of our operations, or any material closures of the operations of our suppliers, during the remainder of the fiscal year, following the initial shutdowns from the fourth quarter of fiscal 2020. However, during fiscal 2022, our upholstery fabrics business was materially affected by COVID-19 related shutdowns of our sourcing partners and customers in Vietnam throughout most of the second quarter, and our operations in China were shut down during the last month of the fourth quarter of fiscal 2022 and continuing to some extent during the first month of fiscal 2023, which prevented us from shipping goods in both our residential upholstery fabrics business and our sewn mattress cover business. In addition to these shutdowns, COVID-19 disruption affected our business during fiscal 2022, as well as the business of our customers and suppliers, due to employee absenteeism and labor shortages, pandemic-related effects on the availability and pricing of freight and raw material costs, and pandemic-related constraints on our customers’ capacity due to supply chain disruption for non-fabric components. We did not experience additional closures of any of our operations, or any material closures of the operations of our suppliers, during the remainder of fiscal 2023.

While the World Health Organization has now declared an official end to the COVID-19 global health emergency, future surges in the number of COVID-19 cases and preventative or protective actions that governmental authorities or we may take in response to such surges may have an adverse effect on our business or the business of our customers, suppliers, or distribution channels, including additional business shutdowns, reduced operations, restrictions on shipping or installing products, reduced consumer demand, reduced availability and/or higher pricing of materials, or the ability of our customers to make payments. In addition, responding to future case surges or restrictions could divert management’s attention from our key strategic priorities, increase costs as we prioritize the health and safety of our employees and customers, cause us to reduce, delay, alter, or abandon strategic initiatives that may otherwise increase our long-term value, and otherwise disrupt our business operations.

The potential for future surges in the number of COVID-19 cases and the impact of such surges on our business depends on factors beyond our knowledge or control, including the duration and severity of such surges; actions taken to contain spread of the virus and mitigate the public health and economic effects; vaccine availability and effectiveness within the markets in which we operate; the impact on global supply chain conditions; employee absenteeism and labor shortages; and the short- and long-term disruption to the global economy, consumer confidence, demand for home furnishings products, unemployment, and the financial health of our customers, suppliers, and distribution channels. At this time, we cannot reasonably estimate the impact of such potential future COVID-19 surges on our business or on our future financial or operational results; however, the disruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows over time. Furthermore, the impact of additional surges in COVID-19 may also exacerbate other risks discussed in this Item 1A – Risk Factors, any of which could have a material adverse effect on our operations.

In addition, if in the future there is an outbreak of another highly infectious disease or other health concern or epidemic, we may be subject to similar risks as those faced during the COVID-19 pandemic.

Our operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, terrorism, and the effects of climate change, any one of which could adversely affect our business and results of operations.

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, acts of war, and terrorism. In addition, the effects of climate change and actions taken to combat climate change could exacerbate these risks, including by increasing the likelihood and severity of extreme weather events. Any of these risks, including without limitation civil unrest or instability in Haiti, China, or other countries where we operate, could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels, which could make servicing our customers more difficult and could reduce our sales, earnings, or both in the future.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. trade policy related to imported products, as well as violations of existing trade policies.

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

In addition to tariffs, the U.S. government considers other proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations, require us to source materials from different regions, or increase prices to customers, which could adversely affect sales. Any significant change in U.S. trade or tax policy related to imported products could have a material adverse effect on our business and financial results.

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, which we believe has already occurred, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. Also, if supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, and if illegal transshipments are not monitored and enforcement is not effective to limit them, these shipments could have a material adverse effect on the company’s business, financial condition, results of operations or cash flows. During fiscal 2020, the U.S. mattress industry was affected by continued disruption relating to low-priced mattress imports that moved from China to other countries, which affected demand for our products. As a result, the U.S. Department of Commerce imposed anti-dumping duties on mattress imports from seven of these countries during fiscal 2021. We believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties during the second half of fiscal 2021 and continuing into fiscal 2022 and fiscal 2023. However, despite the imposition of these duties, supply chains could move out of the affected countries to other countries without anti-dumping duties and continue supplying low-priced imports in violation of U.S. trade laws, or there may be a potential risk of illegal transshipments of mattress products from these countries to avoid paying the higher duties, which could negatively affect our business.

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We rely significantly on operations in distant locations, especially China. In addition, we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment continues to decline. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, import restrictions, tariffs, shipping rates, potential political unrest and instability, coronavirus or other pandemic-related closure rules, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Additionally, changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China could have a negative impact on our sales of products produced in those places. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could have a negative impact on our ultimate financial results.

Specifically with respect to sourcing products and raw materials from third-party suppliers in China, our ability to timely or successfully import such products or products made with such raw materials may be adversely affected by changes in U.S. laws. For example, the U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China ("XUAR"), including sanctions on specific entities and individuals; withhold release orders ("WROs") issued by U.S. Customs and Border Protection ("CBP") that prohibit the entry of imports of certain items from XUAR; and the Uyghur Forced Labor Prevention Act ("UFLPA"), which went into effect in June 2022 and imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. CBP has published both a list of entities that are known to utilize forced labor and a list of commodities that are most at risk, such as cotton, tomatoes and silica-based products. The UFLPA specifically targets cotton and the apparel and textile industries as high-priority sectors for enforcement. None of our Chinese suppliers are located in the XUAR, and we prohibit our suppliers from doing business with or sourcing inputs from any company or entity that is restricted under U.S. or other applicable law. However, as a result of the UFLPA and WROs, products we import into the U.S. could be held for inspection by CBP based on a suspicion that such products or inputs used in such products originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. During fiscal 2023, we were subjected to a limited number of such CBP detentions and were successful in submitting satisfactory supply chain evidence to result in the release of all such detained good by CBP. These detentions have not resulted in any material impact on our business, supply chain, customer relationships, or reputation. However, future detentions could result in unexpected (i) delays or rejections of products scheduled for delivery to us, which could in turn affect the timing or our ability to delivery products to our customers; (ii) supply chain disruptions and increased operating costs; (iii) damage to our customer relationships; and/or (iv) negative publicity that harms our reputation, any of which could have a material impact on our business and negatively affect our ultimate financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics, as well as cut and sewn upholstery kits and sewn mattress covers, from a limited number of strategic suppliers in China. We also operate two upholstery manufacturing facilities and two warehouse facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation, and the political, legal, and economic climate in China is fluid and unpredictable. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, economic sanctions and export controls, environmental regulations, foreign currency exchange rates, the labor market, property, network security, intellectual property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China. The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties, tariffs, or U.S. restrictions on Chinese imports, such as the UFLPA, may adversely affect our business. Our ability to operate in China has also been adversely affected by the COVID-19 pandemic, and may in the future be negatively affected by additional surges in the coronavirus or other diseases. For example, during the COVID-19 pandemic, China from time to time enforced broad lockdowns, which affected our ability to timely produce and ship products and affected the ability of our third-party suppliers and their supply chain to timely deliver products and materials. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

We may have difficulty managing the outsourcing arrangements being used for products and services.

We rely on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, cut and sewn upholstery kits, sewn mattress covers, and services such as weaving and finishing. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost-effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Write-offs or write-downs of assets would result in a decrease in our earnings and shareholders’ equity.

The company has assets, primarily consisting of property, plant and equipment, right of use assets, inventory, and intangible assets, that may be subject to write-offs or write-downs. ASC Topic 360 establishes an impairment accounting model for long-lived assets, including property, plant, and equipment, right of use assets, and finite-lived intangible assets such as customer relationships and our non-compete agreement. It requires the company to assess these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. In accordance with ASC Topic 330, management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant of such indicators are the age of the inventory and planned discontinuances of certain patterns. ASC Topic 350 establishes an impairment model for indefinite-lived intangible assets, such as our tradename, which must be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any of such future actions could result in charges that could have an adverse effect on our financial condition and results of operations, and there is no assurance that future write-downs of fixed assets or other intangible assets will not occur if business conditions were to deteriorate.

As a result of inventory impairment assessments conducted during fiscal 2023, we incurred non-cash inventory charges totaling $5.8 million, which represents a $2.9 million impairment charge associated with our mattress fabrics segment; a total of $2.8 million related to markdowns of inventory in both segments that were estimated based on our policy for aged inventory; and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China. We incurred non-cash inventory charges of $1.9 million and $882,000 during fiscal 2022 and 2021, respectively, which represent markdowns of inventory in both segments that were based on our policy of aged inventory. See Notes 5, 7, and 9 of the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

Write-offs and write-downs of our assets, including inventory, result in an immediate charge to our earnings, and can have a material adverse effect on our operating results and financial condition.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and we rely upon outside suppliers for component materials such as yarn, unfinished fabrics, and cut and sewn upholstery kits and mattress covers, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services have had, and could continue to have, a negative effect on our production costs and ability to meet the demands of our customers, which can affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect our profit margins and earnings. During fiscal 2021, our raw material costs were mostly flat or slightly lower during the first three quarters of the year, but prices began to escalate during the fourth quarter primarily due to rising oil prices, a higher demand environment, and labor shortages. These pressures continued during fiscal 2022, with further increases in raw material costs, particularly during the second half of the year, due to the continued rise in oil prices and a higher demand environment. During fiscal 2023, the cost of raw materials began to decline during the first half of the year due to lower oil prices and slowing global demand, but the higher costs and lower availability of labor remained challenging throughout the year. Raw material costs were relatively stable during the second half of fiscal 2023. However, the pressures that affect raw material costs may drive additional increases in raw material prices in the future.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales. Although no mattress fabrics customers accounted for more than 10% of our consolidated net sales in fiscal 2023, in many recent years we have had one or more customers who did. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 15% of consolidated net sales during fiscal 2023, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable. For example, on June 25, 2022, a major customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and on January 23, 2023, another major customer and its affiliates associated with our mattress fabrics segment filed pre-planned voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we did not record any credit losses and have received payment in full regarding all outstanding accounts receivable with respect to each of these customers, a business failure or loss of either such customer and its affiliates, or a business failure or loss of one or more other major customers, could cause a decrease in our sales and an adverse effect on our earnings.

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

In addition, we permit certain employees to work from home from time to time. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that employees may be working remotely, and we cannot be certain that our mitigation efforts will be effective.

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

We regularly review and evaluate our liquidity and capital needs. Our available cash, cash equivalents, and cash flow from operations have been adequate to finance our operations and capital requirements in recent years. However, if we experience a sustained decline in revenue, there may be periods in which we may require additional external funding to support our operations. Also, market interest rates have increased significantly since the beginning of fiscal 2023. If we have a need to incur debt under our credit facilities, the cost of borrowing could increase substantially over debt costs that we have previously incurred.

As of April 30, 2023, we had approximately $32.6 million in combined total borrowing availability under our domestic credit facility and our China credit facility. In January of 2023, we entered into a Second Amended and Restated Credit Agreement with respect to our domestic credit facility, which provides for a revolving credit facility up to a maximum principal amount of $35.0 million, secured by a lien on the company's assets. The amount available under this facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory of the company. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, in the event we draw on any of our credit facilities, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

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

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, import restrictions (including, without limitation, the recent enactment of the UFLPA), quotas, banned substances, and other regulations, are continually changing. Environmental laws, labor laws, tax laws and regulations (including, without limitation, the Global Intangible Low Taxed Income (“GILTI”) tax provisions), data privacy laws, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs and our taxes, or can require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the end of fiscal 2023 (April 30, 2023), we leased our corporate headquarters and a design and innovation campus located in High Point, North Carolina. In addition, we owned or leased thirteen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	2034
High Point, North Carolina	Design and innovation campus, showrooms, and office space	21,261	2043

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163	Owned
Stokesdale, North Carolina	Distribution center	220,222	Owned
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
St. Jerome, Quebec, Canada	Warehouse	46,113	2026
Ouanaminthe, Haiti	Manufacturing	80,000	2025 (2)(3)
Ouanaminthe, Haiti	Manufacturing	40,000	2028 (2)(4)

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	2028
Burlington, North Carolina	Design center	13,750	2026
Knoxville, Tennessee	Manufacturing and offices	37,700	2033
Shanghai, China	Manufacturing, warehouse, offices	68,677	2024
Shanghai, China	Manufacturing, warehouse, offices	89,857	2024
Shanghai, China	Warehouse and offices	89,861	2024
Shanghai, China	Warehouse	64,583	2024

(1)
Includes all options to renew, except as noted in footnote 2 below.
(2)
These lease agreements have an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.
(3)
Of this 80,000 square feet, approximately 40,000 square feet of this facility is currently being utilized by our upholstery fabrics segment to produce cut and sewn kits as part of our Haiti rationalization strategy that included the relocation our upholstery fabrics operation to our mattress fabrics facilities and the termination of a separately leased upholstery fabrics facility in Ouanaminthe, Haiti.
(4)
Of this 40,000 square feet, approximately 15,000 square feet of this facility is currently being utilized by our upholstery fabrics segment to produce cut and sewn kits as part of our Haiti rationalization strategy that included the relocation of our upholstery fabrics operation to our mattress fabrics facilities and the termination of a separately leased upholstery fabrics facility in Ouanaminthe, Haiti.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.

Correspondence should be mailed to:

Computershare

P.O. Box 43006

Providence, RI 02940-3078

Overnight correspondence should be sent to:

Computershare

150 Royall St.

Canton, MA 02021

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (NYSE) under the symbol CULP. As of April 30, 2023, Culp, Inc. had approximately 3,239 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Sidoti & Company, LLC – Anthony Lebiedzinski

Water Tower Research – Budd Bugatch, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2023 to March 5, 2023	—	$—	—	$3,248,094
March 6, 2023 to April 2, 2023	—	$—	—	$3,248,094
April 3, 2023 to April 30, 2023	—	$—	—	$3,248,094
Total	—	$—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity during fiscal 2023 was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2023.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share. During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors, including alternative investment opportunities.

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2023, 2022, or 2021.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 30, 2023, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2018 and the reinvestment of all dividends during the periods identified.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2023, 2022, and 2021 each included 52- weeks periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric operations located in Stokesdale, North Carolina, and Quebec, Canada. During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, North Carolina, and moving our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

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

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the third quarter of fiscal 2022, we also commenced operation of a new leased facility in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. However, due to a decline in demand for upholstery cut and sewn kits, we terminated the agreement to lease this new facility during the third quarter of fiscal 2023 and relocated a scaled-down upholstery cut and sew operation into our existing mattress cover facility also located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023.

Additionally, Read Window Products, LLC, a wholly-owned subsidiary with operations located in Knoxville, Tennessee, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Impact of COVID-19

Beginning in the fourth quarter of fiscal 2020, we experienced a significant change in our business resulting from the COVID-19 pandemic. Due to government mandated closure requirements, we shut down our facilities in Canada and Haiti for several weeks, and most of our customers, as well as retail stores in the United States and around the globe, were similarly shut down or operating at significantly reduced capacity. Then in early fiscal 2021, as customer and retail stores began to re-open, we experienced a surge in demand, driven by accelerated demand in the bedding and residential home furnishings industries as consumers shifted their discretionary spending towards home products. Based on this surge, we saw strong growth in our mattress fabrics business and in our residential upholstery fabrics business for the remainder of fiscal 2021 and through much of fiscal 2022. We made several investments during this period that provided expanded capacity to support customers in our mattress fabrics and residential upholstery fabrics businesses. However, beginning in the fourth quarter of fiscal 2022 and continuing throughout fiscal 2023, we experienced a slowdown in demand, driven primarily by weakness in the domestic mattress industry and the residential home furnishings industry as consumer spending trends shifted to travel, leisure, and entertainment, and as inflation pressured consumer spending. This slowdown was exacerbated during much of fiscal 2023 as manufacturers and retailers worked through an excess of inventory, delaying the timing of shipments and new product roll outs. While we believe that our customers' inventory levels began to normalize during the fourth quarter of fiscal 2023, demand in both the mattress industry and the residential home furnishings industry remains soft, and this softness is expected to continue affecting our business for some period. For further information on how COVID-19 has affected and may continue to affect our business and financial condition, see the Risk Factors set forth in Part I, Item 1A of this report.

Executive Summary

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis, such as restructuring expense and restructuring related charges. Cost of sales in each business segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses.

Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 30, 2023	May 1, 2022	Change
Net sales	$234,934	$294,839	(20.3)%
Gross profit	10,896	36,093	(69.8)%
Gross profit margin	4.6%	12.2%	(760) bp
Selling, general, and administrative expenses	37,978	35,415	7.2%
Restructuring expense	1,396	—	100.0%
(Loss) income from operations	(28,478)	678	N.M
Operating margin	(12.1)%	0.2%	(1230) bp
Loss before income taxes	(28,390)	(325)	N.M
Income tax expense	3,130	2,886	8.5%
Net loss	(31,520)	(3,211)	N.M

Net Sales

Our consolidated net sales decreased 20.3% in fiscal 2023 compared with a year ago, with mattress fabric net sales decreasing 27.1% and upholstery fabric net sales decreasing 13.1%.

The decrease in net sales for our mattress fabrics segment during fiscal 2023 primarily reflects a slowdown in consumer demand in the domestic mattress industry. The impact of this industry softness was exacerbated, especially during the first nine months of the fiscal year, by mattress manufacturers and retailers continuing to work through an excess of inventory, delaying the timing of shipments and new product roll outs.

The decrease in upholstery fabrics net sales during fiscal 2023 primarily reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry, as well as high inventory levels at manufacturers and retailers during the first nine months of the fiscal year. The decrease in net sales was partially offset by higher sales in our hospitality/contract fabric business, as well as receipt of a non-recurring payment relating to newly negotiated terms with a customer of the upholstery segment's Haiti cut and sew platform.

See the Segment Analysis located in the Results of Operations section below for further details.

(Loss) Income Before Income Taxes

Overall, our consolidated loss before income taxes was $(28.4) million for fiscal 2023, compared with loss before income taxes of $(325,000) for the prior year.

Operating performance for fiscal 2023, as compared to the prior year, was primarily pressured by lower sales and operating inefficiencies due to these lower sales; labor challenges within our mattress fabrics business that resulted in increased employee training costs and operating inefficiencies, including quality issues; continued inflationary pressures; operating inefficiencies within the upholstery fabrics segment's cut and sew facility in Haiti due to lower demand; labor challenges and inflationary pressures affecting our Read business; and higher SG&A expense for the year due primarily to higher incentive compensation accrual. It was also affected by (i) $2.9 million in impairment charges during the second quarter due to the write down of inventory to its net realizable value for our mattress fabrics segment; (ii) $2.6 million in losses from closeout sales of raw material and finished goods inventory during the second and third quarter for our mattress fabrics segment; (iii) $2.8 million in markdowns of inventory due to our aged inventory policy for both our mattress fabrics and upholstery fabrics segment; (iv) $713,000 in restructuring and related charges associated with the closure of our upholstery fabric segment's cut and sew facility located in Shanghai, China, during the second quarter; and (v) $781,000 in restructuring charges associated with the rationalization of our upholstery fabrics cut and sew platform located in Ouanaminthe, Haiti, during the third and fourth quarters. Performance for fiscal 2023 was favorably affected by the foreign exchange rate associated with our upholstery fabrics operation in China, as well as receipt of a $1.0 million non-recurring payment during the fourth quarter relating to newly negotiated terms with a customer of the upholstery segment's cut and sew platform in Haiti.

See the Segment Analysis located in the Results of Operations section below for further details.

Income Taxes

We recorded income tax expense of $3.1 million, or (11.0)% of loss before income taxes, for fiscal 2023, compared with income tax expense of $2.9 million, or (888.0)% of loss before income taxes, for fiscal 2022.

Our consolidated effective income tax rate during fiscal 2023 was much more negatively affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as compared with fiscal 2022. During fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(33.5) million, compared with $(7.6) million for fiscal 2022. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during fiscal 2023, as compared with fiscal 2022. In addition, almost all of our taxable income during fiscal 2023 and fiscal 2022 was earned by our foreign operations located in China and Canada, which have higher income rates than the U.S.

We also incurred a significantly higher consolidated pre-tax loss totaling $(28.4) million during fiscal 2023, as compared with a much lower consolidated pre-tax loss totaling $(325,000) during fiscal 2022. As a result, the principal differences between income tax expense at the U.S. federal income tax rate compared with the effective income tax rate reflected in the consolidated financial statements were more pronounced in fiscal 2022.

During fiscal 2023 and fiscal 2022, we had income tax payments totaling $2.3 million and $3.1 million, respectively, which mostly represented income tax payments associated with our foreign operations located in China and Canada.

Refer to Note 11 of the consolidated financial statements for further details regarding our provision for income taxes from operations.

Liquidity

As of April 30, 2023, our cash and cash equivalents (“cash") totaled $21.0 million, an increase of $5.4 million, compared with $14.6 million as of May 1, 2022. This increase in cash was mostly due to (i) net cash provided by operating activities totaling $7.8 million and (ii) proceeds totaling $2.1 million from the sale of investments associated with our rabbi trust that sets aside funds for our deferred compensation plan, partially offset by (iii) capital expenditures of $2.1 million and (ii) contributions totaling $1.2 million to our rabbi trust.

Our net cash provided by operating activities was $7.8 million during fiscal 2023, an increase of $25.2 million compared with net cash used in operating activities of $(17.4) million during fiscal 2022. This trend mostly reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) an abnormally high decrease in accounts payable due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which decrease did not recur in fiscal 2023; (iii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during fiscal 2023, partially offset by (iv) an abnormally high decrease in accounts receivable due to COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which such decrease did not recur in fiscal 2023, and (v) a decrease in net cash earnings during fiscal 2023 compared with fiscal 2022.

As of April 30, 2023, there were no outstanding borrowings under our lines of credit.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company's quarterly cash dividend. We believed that preserving capital and managing our liquidity during fiscal 2023 was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2023.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 share to $0.115.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors, including alternative investment opportunities.

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of share purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2023, we did not purchase any shares of common stock. As a result, as of April 30, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorizations, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2024.

During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

Results of Operations

The following table sets forth certain items in our consolidated statements of net loss as a percentage of net sales.

	Fiscal	Fiscal
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	(95.4)	(87.8)
Gross profit	4.6	12.2
Selling, general and administrative expenses	(16.2)	(12.0)
Restructuring expense	(0.6)	—
(Loss) income from operations	(12.1)	0.2
Interest income	0.2	0.1
Other expense	(0.2)	(0.5)
Loss before income taxes	(12.1)	(0.1)
Income tax expense *	(11.0)	(888.0)
Net loss	(13.4)	(1.1)

* Calculated as a percentage of loss before income taxes.

2023 compared with 2022

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 30, 2023	May 1, 2022	Change
Net sales	$110,995	$152,159	(27.1)%
Gross (loss) profit	(6,739)	16,458	(140.9)%
Gross margin	(6.1)%	10.8%	(1690) bp
Selling, general and administrative expenses	11,942	12,246	(2.5)%
(Loss) income from operations	(18,681)	4,212	N.M.
Operating margin	(16.8)%	2.8%	(1960) bp

Net Sales

Mattress fabrics sales decreased 27.1% in fiscal 2023 compared to the prior year. This decrease reflects a material slowdown in consumer demand in the domestic mattress industry throughout the year. We believe this slowdown was primarily due to inflationary pressures affecting consumer spending, as well as a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. The impact of this industry softness was exacerbated, especially during the first nine months of the fiscal year, by mattress manufacturers and retailers working through an excess of inventory, delaying the timing of shipments and new product roll outs. However, we began the roll out of some new customer programs near the end of the third quarter and these roll outs continued during the fourth quarter, driving both year-over-year and sequential improvement for the fourth quarter.

During fiscal 2023, we maintained a continued focus on inventory reductions and cash generation, while executing our product-driven strategy with an ongoing emphasis on innovation, design creativity, and customer relationships. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey also enabled us to support the evolving needs of our mattress fabrics and cover customers throughout the year.

During the second half of the year, we initiated a comprehensive business transformation plan focused on long-term improvement in areas that include quality, sales, marketing, and operational processes; supply chain optimization; employee engagement; and organizational structure. With execution being led by new leadership and a restructured management team, we believe this plan will lay the foundation for steady, sequential improvement in this business. Although the pace of this improvement will be affected by recovery in the overall macroeconomic environment, we believe our market position is growing, and we are optimistic about additional program launches expected during the calendar 2023 year.

Looking ahead, we expect the current macro environment will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products. We expect these conditions are likely to pressure results through at least the first quarter of fiscal 2024. Additionally, the potential ongoing impacts of Russia’s invasion of Ukraine, as well as impacts from possible additional surges in the coronavirus, remain unknown and depend on factors beyond our knowledge or control. Either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The decrease in mattress fabrics profitability during fiscal 2023, as compared to fiscal 2022, was primarily due to lower sales; operating inefficiencies arising from these lower sales; labor challenges resulting in increased employee training costs and operating inefficiencies, including quality issues; and higher raw material costs. Other factors pressuring the year included $2.9 million in impairment charges during the second quarter due to the write down of inventory to its net realizable value; $2.6 million in losses from closeout sales of raw material and finished goods inventory, and $386,000 in markdowns of inventory based on our policy for aged inventory.

We completed a restructuring and rationalization of our U.S.-based cut and sewn cover platform during the third quarter of fiscal 2023, moving our R&D and prototyping capabilities from our High Point, North Carolina, location to our facility in Stokesdale, North Carolina. The result of this move was the discontinuation of our higher-cost on-shore production capabilities, with closures of our two leased facilities in High Point, North Carolina, during the third quarter. We believe this platform restructuring will allow us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia, where we can scale operations to align with demand and continue to support the needs of our customers.

We expect the ongoing industry softness affecting sales volumes will affect profitability through at least the first quarter of fiscal 2024, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to improve operational efficiencies and control internal costs, as well as our continued roll out of new products priced in line with current costs. We will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	April 30, 2023	May 1, 2022	% Change
Accounts receivable	$12,396	$9,865	25.7%
Inventory	25,674	39,028	(34.2)%
Property, plant & equipment	33,749	38,731	(12.9)%
Right of use assets	2,308	3,469	(33.5)%
Total mattress fabrics segment assets	$74,127	$91,093	(18.6)%

Refer to Note 17 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of April 30, 2023, accounts receivable increased by $2.5 million, or 25.7%, compared with May 1, 2022. This increase primarily reflects slower cash collections, as we had an unfavorable mix of higher sales volume with customers with longer credit terms during the fourth quarter of fiscal 2023 as compared with the fourth quarter of fiscal 2022. As a result, days' sales outstanding for this segment increased to 37 days for the fourth quarter of fiscal 2023, up from 30 days for the fourth quarter of fiscal 2022. In addition, this increase reflects an increase in net sales during the fourth quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022. Net sales for the fourth quarter of fiscal 2023 were $30.7 million, an increase of 3.1%, compared with th net sales of $29.8 million during the fourth quarter of fiscal 2022.

Inventory

As of April 30, 2023, inventory decreased by $13.4 million, or 34.2%, compared with May 1, 2022. This trend reflects (i) a decline in inventory purchases reflecting the 27.1% decrease in net sales during fiscal 2023 as compared with fiscal 2022, (ii) $3.2 million in non-cash charges recorded during fiscal 2023, which includes $2.9 million related to a write-down of inventory to its net realizable value and $386,000 related to markdowns of inventory estimated based on our policy for aged inventory, (iii) improved alignment of inventory purchases with current customer demand trends, and (iv) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 4.4 for the fourth quarter of fiscal 2023, compared with 2.9 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

As of April 30, 2023, property, plant, and equipment decreased by $5.0 million, or 12.9%, compared with May 1, 2022. This decrease represents our concerted effort to reduce capital spending due to current and expected macroeconomic conditions. As a result, depreciation expense totaling $6.1 million exceeded our capital expenditures of $1.1 million during fiscal 2023.

The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively. The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

As of April 30, 2023, right of use assets decreased by $1.2 million, or 33.5%, compared with May 1, 2022. Right of use assets have steadily decreased due to rent expense incurred over the terms of the respective lease agreements, as well as the termination of two lease agreements related to the closure of our mattress cover operation located in High Point, North Carolina, during fiscal 2023.

The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $766,000 located in Haiti and Canada, respectively. The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	April 30, 2023		May 1, 2022		% Change
Non-U.S. Produced	$114,589	92%	$133,271	93%	(14.0)%
U.S. Produced	9,350	8%	9,409	7%	(0.6)%
Total	$123,939	100%	$142,680	100%	(13.1)%

Upholstery fabrics sales decreased 13.1% in fiscal 2023 compared to the prior year. This decrease reflects reduced demand for our residential upholstery fabric products, driven by a slowdown in new retail business in the residential home furnishings industry, as well as high inventory levels at manufacturers and retailers during the first nine months of the year.

The decrease in net sales for fiscal 2023 was partially offset by higher sales in our hospitality/contract business compared to the prior year, as well as receipt of a $1.0 million non-recurring payment during the fourth quarter relating to newly negotiated terms with a Haiti cut and sew customer.

Looking ahead, we expect the slowdown in new retail business for the residential home furnishings industry may affect demand for our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, as well as our flexible Asian platform and our long-term supplier relationships.

Notably, the potential ongoing impact of Russia’s invasion of Ukraine, as well as the economic and health effects from possible additional surges in the coronavirus, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in either of these situations, including additional COVID-related shutdowns of our China operations, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 30, 2023	May 1, 2022	Change
Gross profit	$17,733	$19,635	(9.7)%
Gross profit margin	14.3%	13.8%	50	bp
Selling, general and administrative expenses	15,739	14,009	12.3%
Restructuring expense	1,396	—	100.0%
Income from operations	1,994	5,626	(64.6)%
Operating margin	1.6%	3.9%	(230) bp

The decrease in upholstery fabrics profitability for fiscal 2023, as compared to the prior year, primarily reflects lower residential sales; $2.5 million in markdowns of inventory based on our policy for aged inventory; operating inefficiencies in our cut and sew operation in Haiti due to reduced demand; and labor challenges and inflationary pressures affecting our Read business during the year. These pressures were partially offset by a significantly more favorable foreign exchange rate associated with our operations in China; receipt of a $1.0 million non-recurring payment during the fourth quarter relating to newly negotiated terms with a customer of our Haiti cut and sew platform; and lower overhead costs resulting from the restructuring of our cut and sew platforms in China and Haiti during fiscal 2023, as described in more detail below.

Based on market dynamics for cut and sewn products and the strength of our Asian supply chain, we took action during the second quarter of fiscal 2023 to restructure and adjust our model for this platform with the closure of our cut and sew facility located in Shanghai, China. We believe this move will allow us to reduce our operating costs while maintaining our ability to support our customers, grow our cut and sew business, and maintain our competitive advantages through our lower-cost manufacturing and sourcing operations in Asia and Haiti.

We also took action during the third quarter of fiscal 2023 to rationalize and consolidate our cut and sew upholstery kit platform in Haiti, based on ongoing demand weakness for cut and sewn products. This restructuring better aligns our capacity and costs with current demand levels for upholstery kits. We believe this move, which included terminating a lease and relocating a scaled-down operation into an existing facility for our mattress cover business, will allow us to reduce our operating costs without sacrificing our ability to support our customers.

Looking ahead, the residential home furnishings industry remains under pressure due to shifting consumer spending trends and inflation affecting overall consumer spending. As a result, we expect lower sales volumes in our residential business will continue to affect our profitability. However, for fiscal 2024, we expect to benefit from a rationalized Haiti operation, improved inventory management, a solid hospitality/contract fabric business, and improvement in our Read business. We will also continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activities

Second Quarter of Fiscal 2023 - China

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to declining consumer demand for cut and sewn products, by adjusting our operating costs to better align with the lower demand. As a result of this strategic action, we recorded restructuring expense and restructuring related charges totaling $713,000. These charges represent employee termination benefits of $468,000, loss from the disposal and markdowns of inventory of $98,000, impairment loss associated with equipment of $80,000, lease termination costs of $47,000, and other associated costs of $20,000. Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the fiscal 2023 Consolidated Statement of Net Loss.

Third and Fourth Quarters of Fiscal 2023 - Haiti

Effective January 24, 2023, we entered into an agreement to terminate a lease ("the Termination Agreement") of a facility (the "Terminated Facility") located in Ouanaminthe, Haiti, that was used solely for the production of cut and sewn kits associated with our upholstery fabrics segment. As a result, we relocated production of cut and sewn upholstery kits into another existing facility that is also located in Ouanaminthe, Haiti, and leased by an affiliate that produces mattress covers at this facility. As a result, we will produce both upholstery cut and sewn kits and mattress covers in this location. We believe this strategic action will realign our capacity and costs with current demand levels, while still allowing us to support our customers and scale for additional capacity if conditions improve.

Based on the terms of the Termination Agreement, we vacated and returned possession of the Terminated Facility to the lessor, and a third party lessee took possession of the Terminated Facility and agreed to pay us $2.4 million over a period commencing April 1, 2023, through December 31, 2029, for the right to use the Terminated Facility. The terms of the Termination Agreement fully and unconditionally released and discharged us from all of our remaining obligations under the original lease for the Terminated Facility.

As a result of this strategic action, we recorded restructuring expense of $781,000 during the third and fourth quarters of fiscal 2023, which represents lease termination costs of $434,000, an impairment loss regarding leasehold improvements totaling $277,000, employee termination benefits of $39,000, and other associated costs of $31,000.

The following summarizes our restructuring expense and restructuring related charges that were associated with both of our restructuring activities noted above for fiscal 2023:

(dollars in thousands)	2023
Employee termination benefits	$507
Lease termination costs	481
Impairment loss - leasehold improvements and equipment	357
Loss on disposal and markdowns of inventory	98
Other associated costs	51
Restructuring expense and restructuring related charges (1)	$1,494

(1) Of the total $1.5 million, $1.4 million and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the fiscal 2023 Consolidated Statement of Net Loss.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	April 30, 2023	May 1, 2022	% Change
Accounts receivable	$12,382	$12,361	0.2%
Inventory	19,406	27,529	(29.5)%
Property, plant & equipment	1,671	2,030	(17.7)%
Right of use assets	2,618	8,124	(67.8)%
Total upholstery fabrics segment assets	$36,077	$50,044	(27.9)%

Accounts Receivable

As of April 30, 2023, accounts receivable remained flat compared with May 1, 2022. This trend reflects faster cash collections as we had a favorable mix of higher sales volume with customers with shorter credit terms during the fourth quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022. As a result, days' sales outstanding for this segment decreased to 33 days for the fourth quarter of fiscal 2023, down from 40 days for the fourth quarter of fiscal 2022. The faster cash collections that occurred during the fourth quarter of fiscal 2023 were partially offset by an increase in net sales during the fourth quarter of fiscal 2023, as compared with the fourth quarter of fiscal 2022. Net sales for the fourth quarter of fiscal 2023 were $30.7 million, an increase of of $3.6 million, or 13.1%, compared with net sales of $27.2 million during the fourth quarter of fiscal 2022.

Inventory

As of April 30, 2023, inventory decreased by $8.1 million, or 29.5%, compared with May 1, 2022. This trend reflects (i) a decline in inventory purchases reflecting the 13.1% decrease in net sales during fiscal 2023 compared with fiscal 2022, (ii) a $2.6 million non-cash charge recorded during fiscal 2023, which includes $2.5 million of markdowns of inventory estimated based on our policy for aged inventory and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China, (iii) improved alignment of inventory purchases with current customer demand trends, and (iv) promotional programs to reduce aged raw materials and finished goods inventory; partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 4.8 during the fourth quarter of fiscal 2023, compared with 3.0 for the fourth quarter of fiscal 2022.

Property, Plant, & Equipment

As of April 30, 2023, property, plant, and equipment decreased by $359,000, or 17.7%, compared with May 1, 2022. This decrease represents our concerted effort to reduce capital spending due to current and expected macroeconomic conditions. As a result, depreciation expense totaling $795,000 exceeded our capital expenditures of $467,000 during fiscal 2023.

The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively. The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.

Right of Use Assets

As of April 30, 2023, our right of use assets decreased by $5.5 million, or 67.8%, compared with May 1, 2022. This decrease mostly resulted from (i) six-month forgiveness of rent payments associated with COVID-19 relief permitted by the Chinese government for all building lease agreements located in Shanghai, China, (ii) the termination of a building lease agreement in connection with the exit from our cut and sew operation located in Shanghai, China, and (iii) the termination of a building lease agreement in connection with the rationalization of our cut and sew upholstery fabrics operation located in Ouanaminthe, Haiti.

The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively. The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 30, 2023	May 1, 2022	% Change
Selling, general, and administrative expenses	$37,978	$35,415	7.2%
Interest expense	—	17	(100.0)%
Interest income	531	373	42.4%
Other expense	443	1,359	(67.4)%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during fiscal 2023, as compared with fiscal 2022, is mostly due to higher incentive compensation expense that relates to our annual bonuses, reflecting the achievement of favorable financial results in relation to pre-established free cash flow performance targets pertaining solely to the upholstery fabrics segment and the executive shared services reporting unit.

Interest Expense

Interest expense reflects our historically low level and short duration of borrowings outstanding.

Interest Income

The increase in interest income is due primarily to higher market interest rates earned during fiscal 2023, compared with fiscal 2022.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

Other expense during fiscal 2023 decreased $916,000, or 67.4%, compared with fiscal 2022. This decrease primarily relates to more favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During fiscal 2023, we reported a foreign exchange rate gain of $588,000 associated with our operations located in China, compared with a foreign exchange rate loss of $(104,000) incurred during fiscal 2022. In addition, we incurred a realized loss totaling $450,000 on the sale of our remaining short-term available-for-sale and held-to-maturity investments that mostly occurred during the fourth quarter of fiscal 2022, which realized loss did not recur during fiscal 2023.

The $588,000 foreign exchange rate gain related to our operations located in China was mostly non-cash, and was mostly offset by $355,000 of income tax expense, which will increase our income tax payments and withholding tax payments associated with future earnings and profits repatriated from our operations located in China to the company's U.S. parent. This income tax expense of $355,000 was associated with taxable foreign exchange rate gains based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate gains incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $3.1 million, or (11.0)% of loss before income taxes, during fiscal 2023, compared with income tax expense of $2.9 million, or (888.0)% of loss before income taxes, during fiscal 2022.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2023	2022
U.S. federal income tax rate	21.0%	21.0%
valuation allowance	(24.0)	(56.3)
global intangible low taxed income tax (GILTI)	—	(540.9)
foreign tax rate differential	(4.0)	(206.2)
income tax effects of Chinese foreign exchange gains and losses	(0.9)	(20.6)
withholding taxes associated with foreign tax jurisdictions	(2.4)	(172.8)
uncertain income tax positions	(0.3)	105.4
U.S. state income taxes	0.6	21.5
stock-based compensation	(0.3)	(3.3)
other (3)	(0.7)	(35.8)
consolidated effective income tax rate (1) (2)	(11.0)%	(888.0)%

(1)
Our consolidated effective income tax rate during fiscal 2023 was much more negatively affected by the mix of earnings and losses between our U.S. operations and foreign subsidiaries, as compared with fiscal 2022. During fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(33.5) million, compared with $(7.6) million for fiscal 2022. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during fiscal 2023, as compared with fiscal 2022. In addition, almost all of our taxable income for each of fiscal 2023 and 2022 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

(2)
During fiscal 2023, we incurred a significantly higher consolidated pre-tax loss totaling $(28.4) million, compared with a much lower consolidated pre-tax loss totaling $(325,000) during fiscal 2022. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced for fiscal 2022, as compared with fiscal 2023.
(3)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment and income tax provision to return adjustments.

GILTI

Fiscal 2022

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

We did not meet the GILTI High-Tax exception for the 2022 tax year regarding our foreign operations located in Canada and Haiti. With regard to Canada, we placed several significant capital projects into service during fiscal 2022, and therefore, were eligible for a significant amount of income tax deductible accelerated depreciation. As a result, our current year’s income tax expense was much lower than prior years, and therefore, our current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. For our operations in Haiti, taxable income or losses are not subject to income tax, as we are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have nine years remaining. Since our operations located in Haiti are not subject to income tax, our current effective income tax rate was 0%, which is lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Although our operations located in Canada and Haiti did not meet the GILTI High-Tax exception, we incurred a nominal amount of GILTI tax for the 2022 tax year, as the losses subject to GILTI tax from our Haitian operations mostly offset the income subject to GILTI tax from our Canadian operation.

Fiscal 2023

We do not expect to pay GILTI tax for the 2023 tax year, as we expect to meet the GILTI High-Tax exception regarding our operations located in China and Canada, and we incurred taxable losses associated with our operations located in Haiti.

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

As of April 30, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting U.S. pre-tax losses to continue into fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets totaling $18.7 million as of April 30, 2023.

Refer to Note 11 of the consolidated financial statements for additional disclosures regarding the valuation allowance against our U.S. net deferred income taxes.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company, and whether we are required to a record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of April 30, 2023, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and therefore, would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment is consistent with prior years. Accordingly, as of April 30, 2023, we recorded a deferred income tax liability associated with our undistributed earnings from foreign subsidiaries of $4.2 million.

Refer to Note 11 of the consolidated financial statements for additional disclosures regarding our deferred income tax liability associated with the undistributed earnings from our foreign subsidiaries.

Uncertainty in Income Taxes

An unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, or if the position is effectively settled through examination, negotiation, or litigation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

As of April 30, 2023, we had a $1.2 million total gross unrecognized income tax benefit that primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, significant change associated with this income tax benefit is not expected within the next fiscal year.

U.S. federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2018 and subsequent.

Refer to Note 11 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

(dollars in thousands)	2023	2022
United States Federal - Transition Tax	265	266
China - Income Taxes	1,831	2,036
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	—	487
Canada - Income Taxes	228	311
	$2,324	$3,100

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $2.5 million for fiscal 2024, compared with $2.3 million and $3.1 million for fiscal 2023 and fiscal 2022, respectively. Our estimated cash income tax payments for fiscal 2024 are management’s current projections only and can be affected by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections; changes in the foreign exchange rates associated with our operations located in China in relation to the U.S. dollar; the timing of when we will repatriate earnings and profits from China; and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2024 due to (i) the immediate expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards. In accordance with the TCJA, we will be required to pay annual U.S. federal transition tax payments as follows: FY 2024 - $499,000; FY 2025- $665,000; and FY 2026 - $831,000.

2022 compared with 2021

For a comparison of our results of operations for the fiscal years ended May 1, 2022, and May 2, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 1, 2022, filed with the SEC on July 15, 2022.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash and cash equivalents ("cash"), cash flow from operations, and amounts available under our revolving credit lines. As of April 30, 2023, we believe our cash of $21.0 million, cash flow from operations, and the current availability under our revolving credit lines totaling $32.6 million (Refer to Note 10 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, capital expenditures, commitments, and contractual obligations.

As of April 30, 2023, our cash totaled $21.0 million, an increase of $5.4 million compared with $14.6 million as of May 1, 2022. The increase in cash was mostly due to (i) net cash provided by operating activities totaling $7.8 million and (ii) proceeds totaling $2.1 million from the sale of investments associated with our rabbi trust that sets aside funds for our deferred compensation plan, partially offset by (iii) capital expenditures of $2.1 million and (iv) contributions totaling $1.2 million to our rabbi trust.

Our net cash provided by operating activities was $7.8 million during fiscal 2023, an increase of $25.2 million compared with net cash used in operating activities of $(17.4) million during fiscal 2022. This trend mostly reflects (i) a reduction of inventory related to the significant decline in net sales, improved alignment of inventory purchases with current customer demand trends, and promotional programs to reduce aged raw materials and finished goods inventory; (ii) an abnormally high decrease in accounts payable due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which decrease did not recur during fiscal 2023; (iii) annual incentive payments made during the first quarter of fiscal 2022 that did not recur during fiscal 2023, partially offset by (iv) an abnormally high decrease in accounts receivable due to COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which decrease did not recur during fiscal 2023, and (v) a decrease in net cash earnings during fiscal 2023 compared with fiscal 2022.

As of April 30, 2023, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further details.

Our cash may be adversely affected by factors beyond our control, such as (i) customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including the Russian-Ukraine war), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	April 30,	May 1,
(dollars in thousands)	2023	2022
United States	$9,769	$4,430
China	10,669	9,502
Canada	281	267
Haiti	236	341
Cayman Islands	9	10
	$20,964	$14,550

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company's quarterly cash dividend. We believed that preserving capital and managing our liquidity during fiscal 2023 was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2023.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 share to $0.115.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors, including alternative investment opportunities.

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of share purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2023, we did not purchase any shares of common stock. As a result, as of April 30, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorizations, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2024.

During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less deferred revenue, accounts payable-trade, and accounts payable-capital expenditures) was $39.2 million as of April 30, 2023, compared with $67.7 million as of May 1, 2022. Operating working capital turnover was 4.6 during the fourth quarter of fiscal 2023 compared with 5.2 during the fourth quarter fiscal 2022. The decrease in working capital was mostly due to the significant decrease in inventory during fiscal 2023 compared with fiscal 2022, as described in the Inventory section below.

Accounts Receivable

Accounts receivable as of April 30, 2023, were $24.8 million, an increase of $2.6 million, or 11.5%, compared with $22.2 million as of May 1, 2022. This trend reflects an increase in net sales during the fourth quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022. Net sales for the fourth quarter of fiscal 2023 were $61.4 million, an increase of $4.5 million, or 7.9%, compared with net sales of $56.9 million during the fourth quarter of fiscal 2022. The increase in net sales for the fourth quarter of fiscal 2023 compared with fiscal 2022 is primarily due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which shutdowns did not recur during the fourth quarter of fiscal 2023.

Days’ sales outstanding were 35 days for the fourth quarter of fiscal 2023 and 2022, respectively.

Inventory

Inventories as of April 30, 2023, were $45.1 million, a decrease of $21.5 million, or 32.3%, compared with $66.6 million as of May 1, 2022. This trend reflects (i) a decline in inventory purchases reflecting a 20.3% decrease in net sales during fiscal 2023 compared with fiscal 2022; (ii) a $5.8 million non-cash inventory charge recorded during fiscal 2023, which includes a $2.9 million impairment charge associated with our mattress fabrics segment, $2.8 million of markdowns of inventory estimated based on our policy for aged inventory, and $98,000 that was associated with the loss on disposal and markdowns of inventory related to the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; (iii) improved alignment of inventory purchases with current customer demand trends; and (iv) promotional programs to reduce aged raw materials and finished goods inventory, partially offset by (v) higher raw material, labor, and overhead costs stemming from inflationary pressures.

Inventory turns were 4.7 for the fourth quarter of fiscal 2023, compared with 3.1 for the fourth quarter of fiscal 2022.

Accounts Payable

Accounts payable - trade were $29.4 million as of April 30, 2023, an increase of $9.3 million, or 46.5%, compared with $20.1 million as of May 1, 2022. This increase in accounts payable - trade is primarily due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, which shutdowns did not recur during the fourth quarter of fiscal 2023.

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

Revolving Credit Agreements

Currently, we have revolving credit agreements with banks for our U.S. parent company and our operations located in China.

As of April 30, 2023, we did not have any outstanding borrowings associated with our revolving credit agreements.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of April 30, 2023, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Leases

Refer to Note 12 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of April 30, 2023, and May 1, 2022, we had total amounts due regarding capital expenditures totaling $56,000 and $473,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Uncertain Income Tax Positions

As of April 30, 2023, we had $1.2 million of total gross unrecognized tax benefits, which primarily relate to double taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis were $2.1 million during fiscal 2023, compared with $5.7 million during fiscal 2022. Capital spending during fiscal 2023 primarily related to our mattress fabrics segment, and decreased compared with fiscal 2022 as a result of our concerted effort to conserve cash and reduce capital spending due to current and expected macroeconomic conditions.

Depreciation expense was $6.8 million during fiscal 2023, compared with $7.0 million during fiscal 2022. Depreciation expense for fiscal 2023 and fiscal 2022 mostly related to our mattress fabrics segment.

For fiscal 2024, cash capital expenditures are still expected to focus primarily on maintenance level capital spending centered on our mattress fabrics segment, but are expected to increase modestly as compared to fiscal 2023. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.2 million during fiscal 2023 and $4.3 million during fiscal 2022. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $6.7 million, or 2.8% of net sales, during fiscal 2023, and $31.8 million, or 10.8% of net sales, during fiscal 2022.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.
Near the end of fiscal 2021, our raw material costs began to escalate primarily due to rising oil prices, a higher demand environment, and labor shortages. These pressures continued during fiscal 2022, with further increases in raw material costs, particularly during the second half of the year. While the cost of raw materials began to decline during the first half of fiscal 2023 year due to lower oil prices and slowing global demand, the higher costs and lower availability of labor remained challenging throughout the year.

Inflationary pressures also affected consumer spending during the second half of fiscal 2022 and continuing throughout fiscal 2023, causing a slowdown in business in the mattress industry and residential home furnishings industry. This slowdown caused reduced demand for our mattress and residential upholstery fabrics products during this period.

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

As of April 30, 2023, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material effect on our financial condition or results of operations. For a discussion of all our significant accounting policies, including our critical accounting policies, refer to Note 1 of the consolidated financial statements.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand for each product category to decide which patterns and styles to hold in inventory, the availability of low-cost imported products and shifts in consumer preferences and styles subject the company to markdowns of inventory.

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

As of April 30, 2023, and May 1, 2022, the reserve for inventory markdowns was $11.8 million and $7.3 million, respectively.

Refer to Note 5 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding substantial losses resulting from the subsequent measurement of inventory.

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

As of April 30, 2023, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $18.7 million.

Refer to Note 11 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of April 30, 2023.

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

We recorded $1.1 million, $1.1 million, and $1.3 million of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2023, 2022, and 2021, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2023.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2024 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates on our revolving credit agreements.

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the "Amended Agreement") to establish an asset-based revolving credit facility that required interest to be charged at a rate (applicable interest rate of 6.3% as of April 30, 2023) calculated using an applicable margin over Federal Reserve Bank of New York's secured overnight fund rate (SOFR), as defined in the Amended Agreement. As of April 30, 2023, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of April 30, 2023, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of April 30, 2023, would not have materially affected our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of April 30, 2023 and May 1, 2022, the related consolidated statements of net (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and May 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 14, 2023, expressed an unqualified opinion.

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

Critical audit matters

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

Charlotte, North Carolina

July 14, 2023

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 30, 2023, and May 1, 2022	2023	2022
ASSETS
current assets:
cash and cash equivalents	$20,964	$14,550
short-term investments - rabbi trust	1,404	—
accounts receivable, net	24,778	22,226
inventories	45,080	66,557
short-term note receivable	219	—
current income taxes receivable	—	857
other current assets	3,071	2,986
total current assets	95,516	107,176
property, plant and equipment, net	36,111	41,702
right of use assets	8,191	15,577
long-term investments - rabbi trust	7,067	9,357
intangible assets	2,252	2,628
long-term note receivable	1,726	—
deferred income taxes	480	528
other assets	840	595
total assets	$152,183	$177,563
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$29,442	$20,099
accounts payable - capital expenditures	56	473
operating lease liability - current	2,640	3,219
deferred compensation	1,404	—
deferred revenue	1,192	520
accrued expenses	8,533	7,832
income taxes payable - current	753	413
total current liabilities	44,020	32,556
operating lease liability - long-term	3,612	7,062
income taxes payable - long-term	2,675	3,097
deferred income taxes	5,954	6,004
deferred compensation	6,842	9,343
total liabilities	63,103	58,062
commitments and contingencies (notes 10 and 12)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,327,414 at April 30, 2023 and 12,228,629 at May 1, 2022	616	611
capital contributed in excess of par value	44,250	43,143
accumulated earnings	44,195	75,715
accumulated other comprehensive income	19	32
total equity	89,080	119,501
total liabilities and equity	$152,183	$177,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME

For the years ended April 30, 2023, May 1, 2022, and May 2, 2021

(dollars in thousands, except per share data)	2023	2022	2021
net sales	$234,934	$294,839	$299,720
cost of sales	(224,038)	(258,746)	(249,888)
gross profit	10,896	36,093	49,832
selling, general and administrative expenses	(37,978)	(35,415)	(37,756)
restructuring expense	(1,396)	—	—
(loss) income from operations	(28,478)	678	12,076
interest expense	—	(17)	(51)
interest income	531	373	244
gain on bargain purchase	—	—	819
other expense	(443)	(1,359)	(2,208)
(loss) income before income taxes	(28,390)	(325)	10,880
income tax expense	(3,130)	(2,886)	(7,693)
income from investment in unconsolidated joint venture	—	—	31
net (loss) income	$(31,520)	$(3,211)	$3,218
net (loss) income per share-basic	$(2.57)	$(0.26)	$0.26
net (loss) income per share-diluted	$(2.57)	$(0.26)	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended April 30, 2023, May 1, 2022, and May 2, 2021

	2023	2022	2021
net (loss) income	$(31,520)	$(3,211)	$3,218

other comprehensive (loss) income

unrealized holding (loss) gain on investments	(13)	(144)	162
reclassification adjustment for realized loss (gain) included in net (loss) income	—	30	(6)
total unrealized (loss) gain on investments	(13)	(114)	156

comprehensive (loss) income	(31,533)	(3,325)	3,374

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			Capital		Accumulated
			Contributed		Other
For the years ended April 30, 2023, May 1, 2022,	Common Stock		in Excess	Accumulated	Comprehensive	Total
and May 2, 2021	Shares	Amount	of Par Value	Earnings	(Loss) Income	Equity
Balance, May 3, 2020	12,284,946	$615	$42,582	$86,511	$(10)	$129,698
net income	—	—	—	3,218	—	3,218
stock-based compensation	—	—	1,251	—	—	1,251
unrealized gain on investments	—	—	—	—	156	156
common stock issued in connection with vesting of performance-based restricted stock units	8,843	—	—	—	—	—
immediately vested common stock awards	21,220	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(2,187)	—	(25)	—	—	(25)
dividends paid	—	—	—	(5,292)	—	(5,292)
Balance, May 2 , 2021	12,312,822	616	43,807	84,437	146	129,006
net loss	—	—	—	(3,211)	—	(3,211)
stock-based compensation	—	—	1,133	—	—	1,133
unrealized loss on investments	—	—	—	—	(114)	(114)
common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—
immediately vested common stock awards	29,657	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)
common stock repurchased	(121,688)	(6)	(1,746)	—	—	(1,752)
dividends paid	—	—	—	(5,511)	—	(5,511)
Balance, May 1, 2022	12,228,629	611	43,143	75,715	32	119,501
net loss	—	—	—	(31,520)	—	(31,520)
stock-based compensation	—	—	1,145	—	—	1,145
unrealized loss on investments	—	—	—	—	(13)	(13)
common stock issued in connection with vesting of performance-based restricted stock units	982	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	32,799	2	(2)	—	—	—
immediately vested common stock awards	71,732	3	(3)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(6,728)	—	(33)	—	—	(33)
Balance, April 30, 2023	12,327,414	$616	$44,250	$44,195	$19	$89,080

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2023, May 1, 2022, and May 2, 2021

(dollars in thousands)	2023	2022	2021
cash flows from operating activities:
net (loss) income	$(31,520)	$(3,211)	$3,218
adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
depreciation	6,845	6,994	6,846
non-cash inventory charges	5,819	1,927	882
amortization	438	559	466
stock-based compensation	1,145	1,133	1,251
deferred income taxes	(2)	691	3,760
gain on bargain purchase	—	—	(819)
gain on sale of property, plant, and equipment	(314)	—	(57)
non-cash restructuring expense	791	—	—
income from investment in unconsolidated joint venture	—	—	(31)
realized loss (gain) from the sale of investments	—	450	(6)
foreign currency exchange (gain) loss	(537)	16	1,520
changes in assets and liabilities, net of effects of acquisition and disposal of businesses:
accounts receivable	(2,642)	15,416	(12,117)
inventories	15,370	(12,714)	(8,107)
other current assets	(297)	946	(1,442)
other assets	86	(1,386)	(1,452)
accounts payable-trade	10,274	(22,131)	17,228
accrued expenses and deferred compensation	853	(5,204)	9,457
deferred revenue	672	(20)	38
income taxes	823	(907)	843
net cash provided by (used in) operating activities	7,804	(17,441)	21,478
cash flows from investing activities:
cash paid for acquisition of assets, net of cash acquired	—	—	(892)
capital expenditures	(2,108)	(5,695)	(6,664)
proceeds from the sale of property, plant, and equipment	468	—	12
proceeds from note receivable	15	—	—
investment in unconsolidated joint venture	—	—	(90)
proceeds from the sale of short-term investments (available for sale)	—	9,879	468
proceeds from the sale and maturity of investments (held to maturity)	—	13,486	10,165
purchase of short-term investments (available for sale)	—	(4,391)	(5,044)
purchase of investments (held-to-maturity)	—	(9,751)	(8,173)
proceeds from the sale of investments (rabbi trust)	2,058	56	157
purchase of long-term investments (rabbi trust)	(1,185)	(1,088)	(619)
net cash (used in) provided by investing activities	(752)	2,496	(10,680)
cash flows from financing activities:
proceeds from lines of credit	—	9,000	—
payments associated with lines of credit	—	(9,000)	(30,772)
payments associated with Paycheck Protection Program loan	—	-	(7,606)
dividends paid	—	(5,511)	(5,292)
repurchases of common stock	—	(1,752)	—
common stock surrendered for payroll withholding taxes	(33)	(50)	(25)
payments for debt issuance costs	(403)	(110)	(15)
net cash used in financing activities	(436)	(7,423)	(43,710)
effect of exchange rate changes on cash and cash equivalents	(202)	(91)	131
increase (decrease) in cash and cash equivalents	6,414	(22,459)	(32,781)
cash and cash equivalents at beginning of year	14,550	37,009	69,790
cash and cash equivalents at end of year	$20,964	$14,550	$37,009

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric operations located in Stokesdale, NC and Quebec, Canada. During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, NC and moving our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

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

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. We have upholstery fabric operations located in Shanghai, China and Burlington, NC. During the third quarter of fiscal 2022, we also commenced operation of a new facility in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. However, due to the decline in demand for cut and sewn upholstery kits, we terminated the agreement to lease this new facility during the third quarter of fiscal 2023, and we relocated a scaled down upholstery cut and sewn operation into our existing mattress cover facility also located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023.

Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, TN, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Basis of Presentation

The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Certain amounts presented in prior periods have been reclassified to conform to the current period financial statement presentation. Non-cash charges totaling $1.9 million and $882,000 for markdowns of inventory estimated based on our policy for aged inventory were reclassified from the line item "inventories" to the line item "non-cash inventory charges" in the Consolidated Statement of Cash Flows for the years ended May 1, 2022, and May 2, 2021, respectively. These reclassifications did not have an on effect on previously reported net cash (used in) provided by operating activities and increase (decrease) in cash and cash equivalents.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiary located in Shanghai, China, are consolidated as of April 30, a calendar month end, which is required by the Chinese government. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our Chinese subsidiary's year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2023, 2022, and 2021.

Class International Holdings, Ltd. (CIH)

Equity Method of Accounting and Consolidation

Effective January 1, 2017, Culp International Holdings, Ltd. (Culp International), a wholly-owned subsidiary of Culp, Inc. (“Culp”), entered into a joint venture agreement pursuant to which Culp International owned 50% of CIH.

As a result of our initial 50% ownership interest, Culp’s investment in CIH was accounted for under the equity method of accounting in accordance with ASC Topic 823 – Investments – Equity Method and Joint Ventures. The equity method of accounting is required for an investee entity (i.e., CIH) that is not consolidated but over which the reporting entity (i.e., Culp.) exercises significant influence. Whether or not a reporting entity exercises significant influence with respect to an investee depends on an evaluation of several factors, including representation on the investee’s board of directors, voting rights, and ownership level. In accordance with the equity method of accounting, our 50% proportionate share of earnings from CIH were reflected in the caption “income from investment in unconsolidated joint venture” in the Consolidated Statement of Net Income for the first nine months of fiscal 2021.

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

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2023, 2022, and 2021 each included 52-week periods.

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

A summary of our cash and cash equivalents by geographic area follows:

	April 30,	May 1,
(dollars in thousands)	2023	2022
United States	$9,769	$4,430
China	10,669	9,502
Canada	281	267
Haiti	236	341
Cayman Islands	9	10
	$20,964	$14,550

Throughout the year, we have cash balances regarding our U.S. operations of more than the federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Rabbi Trust Investments

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”) that enables our participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of investments in a money market fund and various mutual funds that are classified as available-for-sale.

Our rabbi trust investments classified as available-for-sale were recorded at their fair value of $8.5 million and $9.4 million as of April 30, 2023, and May 1, 2022, respectively. These investments had accumulated unrealized gains totaling $19,000 and $32,000 as of April 30, 2023, and May 1, 2022, respectively. The fair value of our investments associated with our rabbi trust approximates their cost basis and reside with our U.S. operations.

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

Inventories

We account for inventories at the lower of first-in, first-out (FIFO) cost or net realizable value. Management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns. As a result, we provide inventory valuation write-downs based upon established percentages based on the age of the inventory that are continually evaluated as events and market conditions require. Our inventory aging categories are six, nine, twelve, and fifteen months. We also provide inventory valuation write-downs based on the planned discontinuance of certain patterns based on the current market values at that time as compared to their current carrying values.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Amounts received on disposal greater than or less than the book value of assets sold are credited or charged to (loss) income from operations.

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

Interest Costs

No interest costs were incurred during fiscal 2023. Total interest costs incurred were $17,000 and $51,000 during fiscal 2022 and 2021, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2023, 2022, or 2021.

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

A summary of our foreign currency exchange gains (losses) by geographic area follows:

(dollars in thousands)	2023	2022	2021
China	$588	$(104)	$(1,389)
Canada	(88)	(28)	(22)
	$500	$(132)	$(1,411)

Indefinite-Lived Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into three reporting units during fiscal 2023: mattress fabrics, upholstery fabrics, and Read.

ASC Topic 350 requires us to assess indefinite-lived intangible assets such as our tradename for impairment annually (the last day of our fiscal year) or between annual tests if we believe certain indicators of impairment exist. Such indicators could include but are not limited to (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) an overall decline in financial performance, such as negative and declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. As a result, we first assess qualitative factors, such as the indicators outlined above, to determine whether it is more likely than not that the fair value of our tradename is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our tradename is less than its carrying amount, we would conduct a quantitative impairment test. The quantitative impairment test would involve comparing the fair value of our tradename with its carrying value. We would estimate the fair value of our tradename using an income, discounted cash flows, or market approach, as appropriate, that would require management assumptions (i.e., unobservable inputs). If the carrying amount of our tradename exceeds the tradename's fair value, an impairment loss is recognized in an amount equal to that excess.

No asset impairment charges were recorded during fiscal 2023, 2022, or 2021, as it relates to indefinite-lived intangible assets. See Note 7 of the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative test relating to our indefinite-live intangible asset (i.e. tradename).

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

Uncertain Income Tax Positions

We recognize an income tax benefit for a tax position taken or expected to be taken on an income tax return if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, litigation, or negotiation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The income tax effect recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain income tax positions are recorded as income tax expense. Significant judgment is required in the identification of uncertain income tax positions and in the estimation of penalties and interest on uncertain income tax positions.

Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.We determined that our customer purchase orders represent contracts. In addition to customer purchase orders, we also have supply contracts with certain customers that define standard terms and conditions. Our contracts generally include promises to sell upholstery fabrics, mattress fabrics, or home goods products. In addition, we provide fabrication and installation services for our own products associated with customized window treatments.

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

Revenue associated with our customized fabrication services, which are performed on various types of window treatments, is recognized over time once the customized products are deemed to have no alternative use and for which we have an enforceable right to payment for the services performed. Revenue for our customized fabrication services is recognized over time using the output method based on units produced. Revenue associated with our installation services for our own products is also recognized over time as the customer receives and consumes the benefits of the promised installation services. Revenue associated with our installation services is recognized over time using the output method based on units installed.

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of April 30, 2023, will be satisfied within one year or less.

Revenue Measurement

Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of the promised products and services. The amount of consideration we expect to receive changes due to variable consideration associated with allowances for sales returns, early payment discounts, and volume rebates that we offer to customers. The amount of variable consideration included in the transaction price is only included in net sales to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period.

Our mattress fabrics and upholstery fabrics segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of sale. Customers must receive authorization prior to returning products. Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are recorded within accrued expenses. We record estimates for sales returns on a gross basis rather than a net basis, and an estimate for a right of return asset is recorded in other current assets and cost of goods sold. Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates is based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period, as determined using historical data and projections.

We evaluated the nature of our warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.2 million, $4.3 million, and $3.9 million during fiscal 2023, 2022, and 2021, respectively, and are included in selling, general and administrative expenses.

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

For our leases, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The IBR represents an estimate of the interest rate we would use at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Stock-Based Compensation

Our equity incentive plans are described more fully in Note 13 to the notes to the consolidated financial statements. ASC Topic 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Compensation expense for time-vested restricted stock unit awards is amortized on a straight-line basis over the respective vesting period. Compensation expense for performance-based restricted stock unit awards is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many common stock shares are expected to be earned as of the end of the vesting period. If certain performance targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments related to a rabbi trust that sets aside funds for participants in our deferred compensation plan and are classified as available-for-sale. The fair value measurements of our financial instruments are described more fully in Note 14 of the consolidated financial statements.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate their fair value because of the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements

There were not any recently adopted accounting pronouncements affecting our consolidated financial statements during fiscal 2023.

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

The consideration transferred for our now-100% ownership interest in connection with this acquisition totaled $2.7 million, of which $1.7 million represented the fair value of our previously held 50% ownership interest in CIH, and $954,000 represented the purchase price that was mostly paid at closing on February 1, 2021, for the remaining 50% ownership interest in CIH. We remeasured our previously held 50% ownership interest in CIH at its acquisition date fair value. As of the acquisition date, the fair value of our previously held 50% ownership interest totaling $1.7 million represented its carrying amount, and therefore, no gain or loss was recognized in earnings for the remeasurement of our previously held 50% ownership interest.

Assets Acquired and Liabilities Assumed

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Cash and cash equivalents	$62
Accounts receivable	169
Inventory	31
Right of use assets	2,544
Equipment and leasehold improvements	846
Accounts payable	(155)
Fair value of identifiable assets acquired and liabilities assumed	3,497
Gain on bargain purchase	(819)
$2,678

Equipment and leasehold improvements are being depreciated on a straight-line basis over their remaining useful lives ranging from 1 to 10 years.

Gain on Bargain Purchase

Concurrent with our acquisition of the remaining 50% ownership interest in CIH, our former joint venture partner sold its mattress related business to a third party. Our acquisition of the remaining 50% ownership interest in CIH was undertaken due to this sale and the terms negotiated in connection therewith. As a result, the $3.5 million fair value of the identifiable assets acquired and liabilities assumed exceeded the consideration transferred of $2.7 million. Consequently, we (i) reassessed the recognition and measurement of the assets acquired, liabilities assumed, and our previously held ownership interest; (ii) gained an understanding of why there was a bargain purchase; and (iii) reviewed the rebate and supply agreements that were executed concurrent with the Share Purchase Agreement described below. As part of our review of the rebate and supply agreements, we verified that the terms of these agreements were consistent with fair market value terms and are considered separate transactions and not considered part of the business combination. Accordingly, this acquisition has been accounted for as a bargain purchase and, as a result, we recognized a gain of $819,000, which was reported in the line-item “gain on bargain purchase” in the fiscal 2021 Consolidated Statement of Net Income.

Separate Transactions

Supply and Rebate Agreements

In connection with the Share Purchase Agreement, we entered into supply and rebate agreements with an affiliated company of our former joint venture partner to secure plant capacity utilization and preserve sales channels of certain mattress fabric products. The supply and rebate agreements were effective as of the acquisition date and based on future sales orders consistent with current market conditions.

The transactions associated with the supply and rebate agreements were accounted for in accordance with ASC Topic 606 Revenue from Contract with Customers. During fiscal 2023, 2022 and the period from February 1, 2021, through May 2, 2021, shipments pursuant to the supply agreement were $198,000, $1.6 million and $379,000, respectively. During fiscal 2023, there was no charge pursuant to the rebate agreement as the terms of the rebate agreement were not met. During fiscal 2022 and the period from February 1, 2021, through May 2, 2021, charges of $73,000 and $25,000 pursuant to the rebate agreement were included in net sales in the Consolidated Statement of Net (Loss) Income for the respective periods.

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

(Unaudited) Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the fiscal year ending May 2, 2021, has been prepared as if this acquisition had occurred on April 29, 2019.

(dollars in thousands, except per share data)	May 2, 2021
Net Sales	$300,995
Income from operations	$12,138
Net income	$2,430
Net income per share - basic	$0.20
Net income per share - diluted	$0.20

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Equity Method of Accounting

In accordance with the equity method of accounting, we reported our previous 50% proportionate share of net income of CIH as a separate line titled “income from investment in consolidated joint venture” in the accompanying Consolidated Statements of Net (Loss) Income. Our 50% proportionate share of the net income of the unconsolidated joint venture was $31,000 during fiscal 2021.

3.
ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 30,	May 1,
(dollars in thousands)	2023	2022
customers	$25,244	$22,613
allowance for doubtful accounts	(342)	(292)
allowance for cash discounts	(96)	(74)
reserve for returns and allowances and discounts	(28)	(21)
	$24,778	$22,226

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2023	2022	2021
beginning balance	$(292)	$(591)	$(472)
provision for bad debts	(121)	74	(119)
write-offs, net of recoveries	71	225	—
ending balance	$(342)	$(292)	$(591)

As of April 30, 2023, and May 1, 2022, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $342,000 and $292,000 as of April 30, 2023, and May 1, 2022, respectively.

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2023	2022	2021
beginning balance	$(95)	$(138)	$(84)
provision for returns and allowances and discounts	(1,212)	(1,386)	(1,665)
credits issued and discounts taken	1,183	1,429	1,611
ending balance	$(124)	$(95)	$(138)

Bankruptcy Proceedings

On June 25, 2022, a significant customer and its affiliates associated with our mattress fabrics segment announced that they filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our customer and its affiliates entered into an asset purchase agreement for the sale of substantially all of their assets, and the new owner is now conducting normal operations. We did not record a credit loss associated with outstanding accounts receivable dated on or prior to May 1, 2022, for this customer and its affiliates, as we received payment in full regarding these invoices. We did not record a credit loss associated with outstanding accounts receivable dated after May 1, 2022, relating to products sold prior to the bankruptcy filing, as we received payment in full regarding these invoices.

On January 23, 2023, a significant customer and its affiliates associated with our mattress fabrics segment filed pre-planned voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our customer and its affiliates are operating as a debtors-in-possession and subject to and within the provisions of the petitions as approved by the U.S. Bankruptcy Court. We did not record a credit loss associated with outstanding accounts receivable for this customer and its affiliates, in connection with products sold prior to the bankruptcy filing, as we received payment in full regarding these invoices during the fourth quarter of fiscal 2023. As of April 30, 2023, based on information available at this time, we do not believe there is a risk of material credit loss associated with outstanding accounts receivable with this customer, as we are selling products based on credit terms, and we are being paid in the normal course of business.

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

Significant Judgments

See Note 1 of the consolidated financial statements for disclosure of our accounting policies regarding our significant judgments associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts relating to customized fabrication and installation services associated with Read require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. If upfront deposits or prepayments are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements.

During the fourth quarter of fiscal 2023, we entered into a contract with an upholstery fabrics customer that required the customer to pay us an upfront license fee payment totaling $250,000 to use a certain trademark for a period of three years commencing in fiscal 2024 and extending through fiscal 2026.

There were no contract assets recognized as of April 30, 2023, or May 1, 2022.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning Balance	$520	$540	$502
Revenue recognized on contract liabilities	(4,885)	(3,434)	(2,459)
Payments received for services not yet rendered	5,557	3,414	2,497
Ending Balance	$1,192	$520	$540

As of April 30, 2023, total deferred revenue of $1.2 million pertained to (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $942,000 and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $250,000. As of May 1, 2022, the entire deferred revenue amount of $520,000 represented upfront customer deposits associated with customized fabrication and installation services related to Read.

Disaggregation of Revenue

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2023:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$110,995	$114,996	$225,991
Services transferred over time	—	8,943	8,943
Total Net Sales	$110,995	$123,939	$234,934

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2022:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$152,159	$133,622	$285,781
Services transferred over time	—	9,058	9,058
Total Net Sales	$152,159	$142,680	$294,839

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2021:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$157,671	$133,501	$291,172
Services transferred over time	—	8,548	8,548
Total Net Sales	$157,671	$142,049	$299,720

5.
INVENTORIES

A summary of inventories follows:

(dollars in thousands)	April 30, 2023	May 1, 2022
raw materials	$7,908	$13,477
work-in-process	2,602	4,237
finished goods	34,570	48,843
	$45,080	$66,557

Substantial and Unusual Losses Resulting from Subsequent Measurement of Inventory

We incurred non-cash inventory charges totaling $5.8 million during fiscal 2023, which represents a $2.9 million impairment charge associated with our mattress fabrics segment; a total of $2.8 million related to markdowns of inventory in both segments that were estimated based on our policy for aged inventory; and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China (see Note 9 of the consolidated financial statements for further details).

We incurred non-cash inventory charges of $1.9 million and $882,000 during fiscal 2022 and 2021, respectively, which represent markdowns of inventory in both segments that were based on our policy of aged inventory.

Mattress Fabrics Segment - Net Realizable Value

During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (8.7%), excluding non-cash inventory charges of $3.8 million during the second quarter of fiscal 2023, as compared with a gross margin of 15% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending on mattress products, which we believed was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand subsequently shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to a decline in consumer demand. Based on this evidence, as of October 30, 2022 (the end of our second quarter of fiscal 2023), management conducted a thorough review of our mattress fabrics inventory, and as a result, recorded a charge of $2.9 million within cost of sales to write down inventory to its net realizable value. This $2.9 million charge was based on management's estimates of product sales prices, customer demand trends, and its plans to transition to new products.

As of January 29, 2023 (the end of our third quarter of fiscal 2023), and April 30, 2023 (the end of fiscal 2023), we reviewed our mattress fabrics inventory to determine if additional write-downs of inventory that were not recorded based on our policy for aged inventory were necessary. Based on this assessment, no additional write-downs of inventory to their net realizable value were recorded during the third and fourth quarters of fiscal 2023.

Based on current unfavorable macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from its actual value or our ultimate results. These differences could result in higher than expected inventory provisions, which could adversely affect the company's results of operations and financial condition in the near term.

6.
PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	depreciable lives (in years)	April 30, 2023	May 1, 2022
land and improvements	0-10	$947	$947
buildings and improvements	7-40	30,411	31,628
leasehold improvements	**	2,368	3,474
machinery and equipment	3-15	68,070	67,827
data processing equipment and software	3-7	8,241	8,706
office furniture and equipment	3-10	1,443	1,643
capital projects in progress		455	613
		111,935	114,838
accumulated depreciation		(75,824)	(73,136)
		$36,111	$41,702

** Shorter of life of lease or useful life.

7.
INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	April 30, 2023	May 1, 2022
Tradename	$540	$540
Customer relationships, net	1,335	1,636
Non-compete agreement, net	377	452
	$2,252	$2,628

Tradename

Our tradename pertains to Read, a separate reporting unit within our upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed an annual assessment of Read's tradename as of April 30, 2023. First, we performed a qualitative assessment to determine if any impairment indicators existed. Based on this assessment we concluded that indicators of impairment did exist, such as unfavorable financial performance in that we have incurred net operating losses during the last two fiscal years, which stem from (i) tight labor supply and wage inflation; (ii) processing and pricing inefficiencies associated with customization and installation services; (iii) an unfavorable mix of small scale and larger scale projects; and (iv) changes in management and key personnel. Consequently, we conducted a quantitative impairment test to determine the fair value of Read's tradename by calculating Read's future discounted cash flows based on management's assumptions that involve unobservable inputs such as (i) discount rate, (ii) future growth rates, (iii) changes in working capital, and (iv) effect of strategic actions to be performed by management to address recent operating inefficiencies. Based on the results of our quantitative impairment test, the fair value of Read's tradename exceeded its carrying amount, and therfore, no impairment was noted as of April 30, 2023.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2023	2022	2021
beginning balance	$1,636	$1,937	$2,238
amortization expense	(301)	(301)	(301)
ending balance	1,335	1,636	1,937

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of April 30, 2023, and May 1, 2022. Accumulated amortization for these customer relationships was $1.8 million and $1.5 million as of April 30, 2023, and May 1, 2022, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2024 - $301,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; FY 2028 - $52,000; and thereafter - $102,000.

The weighted average amortization period for our customer relationships is 4.8 years as of April 30, 2023.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2023	2022	2021
beginning balance	$452	$527	$602
amortization expense	(75)	(75)	(75)
ending balance	$377	$452	527

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of April 30, 2023, and May 1, 2022. Accumulated amortization for this non-compete agreement was $1.6 million as of April 30, 2023, and May 1, 2022.

The remaining amortization expense for the next five years and thereafter follows: FY 2024 - $76,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000; and FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement is 5.0 years as of April 30, 2023.

Impairment - Mattress Fabrics Segment

As of October 30, 2022 (the end of our second quarter of fiscal 2023), management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (23.1%) during the second quarter of 2023, compared with gross margin of 15.0% during second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending on mattress products, which we believed was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand subsequently shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to a decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which was classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the excess of the carrying amount over the sum of the future undiscounted cash flows of the asset group. As of October 30, 2022, the carrying amount of the Mattress Asset Group totaled $38.8 million, which related to property, plant, and equipment of $35.9 million, right of use assets of $2.1 million, a non-compete agreement of $414,000, and customer relationships of $383,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and eventual disposition. As a result, we determined no impairment associated with the Mattress Asset Group existed as of October 30, 2022.

Since the end of the second quarter on October 30, 2022, and through the end of fiscal 2023, our mattress fabrics segment remained unprofitable, as it incurred operating losses totaling $(4.2) million and $(2.5) million during the third quarter and fourth quarter of fiscal 2023, respectively. As of April 30, 2023, the carrying amount of the Mattress Asset Group totaled $36.8 million, which represents property, plant, and equipment of $33.7 million, right use assets of $2.3 million, a non-compete agreement of $377,000, and customer relationships of $358,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and eventual disposition. As result, we maintain our position that no impairment associated with the Mattress Asset Group existed as of April 30, 2023.

Impairment - Read

As of April 30, 2023, management reviewed the long-lived assets associated with Read, a separate reporting unit within our upholstery fabrics segment. Read's long-lived assets consist of property, plant, and equipment, a right of use asset, and finite-lived intangible assets (collectively known as "Read's Asset Group"). Read's Asset Group was reviewed for impairment because events and changes in circumstances occurred that indicated the carrying amount of the Read's Asset Group may not be recoverable. As a result, we performed a qualitative assessment to determine if any impairment indicators existed. Based on this assessment we concluded that indicators of impairment did exist, such as unfavorable financial performance in that we have incurred net operating losses during the last two fiscal years, which stem from (i) tight labor supply and wage inflation, (ii) processing and pricing inefficiencies associated with customization and installation services, (iii) an unfavorable mix of small scale and larger scale projects; and (iv) changes in management and key personnel.

Based on the above evidence, we were required to determine the recoverability of Read's Asset Group, which was classified as held and used, by comparing the carrying amount of Read's Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the excess of the carrying amount over the sum of the future undiscounted cash flows of the asset group. As of April 30, 2023, the carrying amount of Read's Asset Group totaled $1.5 million, which represents customer relationships of $978,000, property, plant, and equipment of $329,000, and a right of use asset of $215,000. The total carrying amount of Read's Asset Group did not exceed the sum of its future undiscounted cash flows from its use and eventual disposition. As a result, we determined no impairment associated with Read's Asset Group existed as of April 30, 2023.

8.
ACCRUED EXPENSES

(dollars in thousands)	April 30, 2023	May 1, 2022
compensation and related benefits	$5,800	$4,248
other	2,733	3,584
	$8,533	$7,832

9.
UPHOLSTERY FABRICS SEGMENT RESTRUCTURING ACTIVITIES

Second Quarter of Fiscal 2023 - China

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to declining consumer demand for cut and sew products, by adjusting our operating costs to better align with the lower demand.

As a result of this strategic action, we recorded restructuring expense and restructuring related charges during fiscal 2023 totaling $713,000, which represent represent (i) employee termination benefits of $468,000, (ii) loss from the disposal and markdowns of inventory of $98,000, (iii) an impairment loss associated with equipment of $80,000, (iv) lease termination costs of $47,000, (v) and other associated costs of $20,000. Of the total $713,000, $615,000 and $98,000, were recorded to restructuring expense and cost of sales, respectively, in the fiscal 2023 Consolidated Statement of Net Loss.

Third and Fourth Quarters of Fiscal 2023 - Haiti

Effective January 24, 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti ("Haiti"), that was used solely for the production of cut and sewn kits associated with our upholstery fabrics segment. As a result, CUF Haiti's production of cut and sewn upholstery kits has been moved to an existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti"). Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of Culp, Inc. CHF Haiti's facility, which is also located in Ouanaminthe, Haiti, will not only produce cut and sewn kits associated with our upholstery fabrics segment, but will also continue to produce cut and sewn mattress covers associated with our mattress fabrics segment. We believe this restructuring action will reduce the costs of our operations located in Haiti to better align with the declining consumer demand for cut and sewn products by consolidating existing facilities and reducing headcount.

As mentioned above, CUF Haiti entered into an agreement to terminate the lease (the "Termination Agreement") of a facility ("right of use asset"). Pursuant to the terms of the original lease agreement (the "Original Lease"), CUF Haiti was required to pay in advance $2.8 million for the full amount of rent due prior to the commencement of the Original Lease, and the initial lease term was set to expire on December 31, 2029. Pursuant to the terms of the Termination Agreement, the Original Lease was formally terminated when CUF Haiti vacated and returned possession of their right of use asset associated with the Original Lease to the lessor. After CUF Haiti vacated and returned possession of their right of use asset to the lessor, a third party (the "Lessee") took possession of CUF Haiti's right of use asset, and the Lessee agreed to pay CUF Haiti $2.4 million over a period commencing on April 1, 2023 and ending on December 31, 2029, based on monthly installments as stated in the Termination Agreement. In connection with the Termination Agreement, an affiliate of the Lessee has guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti has been fully and unconditionally released and discharged from all of its remaining obligations under the Original Lease.

In connection with the Termination Agreement, CUF Haiti's right of use asset was classified as held for sale and was presented separately as assets held for sale on the Consolidated Balance Sheet as of January 29, 2023 (i.e., the end of the third quarter of fiscal 2023). As a result, CUF Haiti's right of use asset was recorded at its fair value of $2.0 million, which was lower than its carrying value as of January 29, 2023 (see Note 14 to the consolidated financial statements for further details regarding fair value measurement). Consequently, since the fair value of CUF Haiti's right of use asset was lower than its carrying amount, we recorded a restructuring charge of $434,000 during the third quarter of fiscal 2023 to reduce the carrying amount of CUF Haiti's right of use asset to its reported fair value. During the fourth quarter of fiscal 2023, CUF Haiti recognized the sale of its right of use asset, as it vacated and returned possession of their right of use asset to the Lessor, and the Lessee has taken possession of CUF Haiti's right of use asset. As a result, CUF Haiti's right of use asset classified as held for sale was derecognized and a short-term and long-term note receivable was recognized based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement. As of April 30, 2023, CUF Haiti's note receivable totaled $1.9 million, of which $219,000 and $1.7 million were classified as short-term and long-term, respectively.

As a result of this strategic action, we recorded restructuring expense during fiscal 2023 totaling $781,000. which represents (i) lease termination costs of $434,000, (ii) an impairment loss related to leasehold improvements of $277,000, (iii) employee termination benefits of $39,000, and (iv) other associated costs of $31,000.

Overall

The following summarizes our restructuring expense and related charges from both our restructuring activities noted above for fiscal 2023:

(dollars in thousands)	2023
Employee termination benefits	$507
Lease termination costs	481
Impairment loss - leasehold improvements and equipment	357
Loss on disposal and markdowns of inventory	98
Other associated costs	51
Restructuring expense and restructuring related charges (1)	$1,494

(1) Of the total $1.5 million, $1.4 million and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the fiscal 2023 Consolidated Statement of Net Loss.

The following summarizes the activity in accrued restructuring for fiscal 2023:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning of year balance	$—	$—	$—	$—
Accrual established in fiscal 2023	507	47	—	554
Expenses incurred	—	—	51	51
Payments	(507)	(47)	(51)	(605)
End of year balance	$—	$—	$—	$—

10.
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

Borrowings under the Amended Agreement incurred interest at a rate calculated using a margin (the “Applicable Margin”) over the Federal Reserve Bank of New York’s secured overnight funding rate (SOFR). The Applicable Margin was set initially at 1.35% and varied under the terms of the Amended Agreement from 1.35% to 2.50%, depending on the ratio of the company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement, determined on a quarterly basis. The Amended Agreement contained customary affirmative and negative covenants and required compliance by the company with certain financial covenants, including minimum tangible net worth of $100 million plus 50% of annual net income, and a minimum ratio of consolidated EBITDA to consolidated net interest expense of 3.0 to 1.0 as defined in the Amended Agreement. The EBITDA to interest expense covenant did not apply during the first three quarters of the company’s fiscal 2023, but during that period, the company was required to maintain minimum “access to liquidity” of $15 million, which is defined as unencumbered liquid assets plus available and unused credit under the revolving credit facility as calculated using the borrowing base, all as defined in the Amended Agreement.

First Amendment

On August 19, 2022, we entered into a First Amendment to the Amended Agreement ("the First Amendment") with Wells Fargo. The terms of the First Amendment amended the time period in which the financial covenant for the minimum ratio of consolidated EBITDA to consolidated net interest expense applied, such that this EBITDA to interest expense covenant did not apply during any of the four quarters of the Company's fiscal 2023. During that time period, we were still required to maintain minimum "access to liquidity" of $15 million as mentioned in the above Amended Agreement section.

Second Amended and Restated Agreement

On January 19, 2023, Culp Inc., as borrower (the "company"), and Read as guarantor (the "Guarantor"), entered into a Second Amended and Restated Credit Agreement (the "ABL Credit Agreement"), by and among the company, the Guarantor, and Wells Fargo, as lender (the "Lender"), to establish an asset-based revolving credit facility (the "ABL Facility"), the proceeds of which may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The ABL Credit Agreement amends, restates, and supersedes, and serves as a replacement for, the Amended Agreement.

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $35.0 million, subject to the limitations described below. Like the Amended Agreement, the ABL Facility contains a sub-facility that allows the company to issue letters of credit in an aggregate amount not to exceed $1 million. The amount available under the ABL Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves as follows:

•
85% of eligible accounts receivable, plus

•
the least of:

the sum of:

•
lesser of (i) 65% of eligible inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
•
the least of (i) 65% of eligible in-transit inventory valued at cost based on a first-in first-out basis (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible in-transit inventory, and (iii) $5.0 million, plus
•
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

•
$22.5 million; and

•
An amount equal to 200% of eligible accounts receivable.

minus

•
applicable reserves.

The ABL Facility permits both base rate borrowings and borrowings based upon daily simple SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)). Borrowings under the ABL Facility bear interest at an annual rate equal to daily simple SOFR plus 150 basis points (if the average monthly excess availability under the ABL Facility is greater than 50%) or 175 basis points (if the average monthly excess availability under the ABL Facility is less than or equal to 50%) or 50 basis points above base rate (if the average monthly excess availability under the ABL Facility is greater than 50%) or 75 basis points above base rate (if the average monthly excess availability under the ABL Facility is less than or equal to 50%), as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points and an annual servicing fee of $12,000.

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

The company's obligations under the ABL Facility (and certain related obligations) are (a) guaranteed by the Guarantor and each of the company's future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the company, the "Loan Parties") and (b) secured by all assets of the Loan Parties, subject to certain exceptions. The liens and other security interests granted by the Loan Parties on the collateral for the benefit of the Lender under the ABL Facility are, subject to certain permitted liens, first priority.

Cash Dominion. Under the terms of the ABL Facility, if (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $35.0 million and the borrowing base) (the "Excess Availability") falls below $7.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties' ability to transfer cash from their concentration account. Such cash dominion period (a "Dominion Period') shall end when Excess Availability shall be equal to or greater than $7.0 million for a period of 60 consecutive days and no event of default is continuing.

Financial Covenants. The ABL Facility contains a springing covenant requiring that the company's fixed charge coverage ratio be no less than 1.10 to 1.00 during any period that (i) an event of default has occurred or (ii) Excess Availability under the ABL Facility falls below $5.25 million at such time. Such compliance period shall end when Excess Availability shall be equal to or greater than $5.25 million for a period of 60 consecutive days and no event of default is continuing.

Affirmative and Restrictive Covenants. The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the company's ability to, among other things:

•
incur additional indebtedness;
•
make investments;
•
pay dividends and make other restricted payments;
•
sell certain assets;
•
create liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of the company's assets; and
•
enter into transactions with affiliates

Overall

Effective January 19, 2023, interest was charged under the ABL Agreement at a rate (applicable interest rate of 6.3% as of April 30, 2023) calculated using the Applicable Margin over SOFR based on the company's excess availability under the ABL Facility, as defined in the ABL Agreement. Under the Existing Credit Agreement, interest was charged at a rate (applicable interest rate of 2.40% as of May 1, 2022) as a variable spread over LIBOR based on a ratio of debt to EBITDA, as defined in the Existing Credit Agreement.

There were $275,000 of outstanding letters of credit provided by the ABL Agreement and the Existing Agreement, as applicable, as of April 30, 2023 and May 1, 2022. As of April 30, 2023, we had $725,000 remaining for the issuance of additional letters of credit under the ABL Agreement.

There were no borrowings outstanding under either the ABL Agreement or the Existing Credit Agreement, as applicable, as of April 30, 2023 and May 1, 2022, respectively.

As of April 30, 2023, our available borrowings calculated under the provisions of the ABL Agreement totaled $26.8 million.

Revolving Credit Agreements - China Operations

Denominated in Chinese Yuan Renminbi ("RMB")

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($5.8 million USD as of April 30, 2023). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. This agreement is set to expire on November 24, 2023.

There were no borrowings outstanding under this agreement as of April 30, 2023 and May 1, 2022, respectively.

Denominated in United States Dollar ("USD")

We had an unsecured credit agreement denominated in USD with another bank located in China that provided for a line of credit of up to $2 million USD, which expired on August 30, 2022. Currently, the company does not plan to renew or replace this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of April 30, 2023, we were in compliance with our financial covenants.

Interest paid during fiscal years 2023, 2022, and 2021 was $8,000, $10,000, and $60,000, respectively.

11.
INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

The entire amount of income tax expense of $3.1 million, $2.9 million, and $7.7 million during fiscal 2023, 2022, and 2021, respectively, was allocated to (loss) income from continuing operations.

Income tax expense consists of:

(dollars in thousands)	2023	2022	2021
current
federal	$—	—	(17)
state	1	2	3
foreign	3,053	2,156	4,151
uncertain income tax positions	78	37	(204)
	3,132	2,195	3,933
deferred
federal	(1,591)	1,121	(1,933)
state	(66)	47	(80)
2017 Tax Cuts and Jobs Act	—	—	(3,674)
undistributed earnings – foreign subsidiaries	628	76	112
U.S. federal & state carryforwards and credits	(5,162)	(971)	451
uncertain income tax positions	—	(380)	380
foreign	(629)	615	(22)
valuation allowance	6,818	183	8,526
	(2)	691	3,760
	$3,130	2,886	7,693

(Loss) income before income taxes related to our foreign and U.S. operations consists of:

(dollars in thousands)	2023	2022	2021
Foreign
China	$7,062	6,998	10,007
Canada	1,516	1,302	4,764
Haiti	(3,483)	(980)	817
Cayman Islands	—	—	(5)
Total Foreign	5,095	7,320	15,583
United States	(33,485)	(7,645)	(4,703)
	$(28,390)	(325)	10,880

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2023	2022	2021
U.S. federal income tax rate	21.0%	21.0%	21.0%
valuation allowance	(24.0)	(56.3)	78.4
income tax effects of the 2017 Tax Cuts and Jobs Act	—	—	(33.8)
global intangible low taxed income tax (GILTI)	—	(540.9)	—
foreign tax rate differential	(4.0)	(206.2)	10.9
income tax effects of Chinese foreign exchange gains and losses	(0.9)	(20.6)	(8.4)
withholding taxes associated with foreign tax jurisdictions	(2.4)	(172.8)	7.7
uncertain income tax positions	(0.3)	105.4	1.6
U.S. state income taxes	0.6	21.5	0.3
stock-based compensation	(0.3)	(3.3)	0.3
gain on bargain purchase	—	—	(1.6)
other (3)	(0.7)	(35.8)	(5.7)
consolidated effective income tax rate (1) (2)	(11.0)%	(888.0)%	70.7%

(1)
Our consolidated effective income tax rate during fiscal 2023 was much more negatively affected by the mix of earnings and losses between our U.S. operations and foreign subsidiaries, as compared with fiscal 2022 and 2021. During fiscal 2023, we incurred a significantly higher pre-tax loss from our U.S. operations totaling $(33.5) million, compared with $(7.6) million and $(4.7) million for fiscal 2022 and 2021, respectively. As a result, a significantly higher income tax benefit was not recognized due to a full valuation allowance being applied against our U.S. net deferred income tax assets during fiscal 2023, as compared with fiscal 2022 and 2021. In addition, almost all of our taxable income for each of fiscal 2023, 2022, and 2021 was earned by our foreign operations located in China and Canada, which have higher income tax rates than the U.S.

(2)
During fiscal 2023, we incurred a significantly higher consolidated pre-tax loss totaling $(28.4) million, compared with a much lower consolidated pre-tax loss totaling $(325,000) during fiscal 2022 and pre-tax income totaling $10.9 million during fiscal 2021. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced for fiscal 2022 and 2021, compared with fiscal 2023.
(3)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment and income tax provision to return adjustments.

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2023	2022
deferred tax assets:
accounts receivable	$297	227
inventories	3,277	2,020
compensation	2,676	2,437
liabilities and other	5	28
intangible assets and goodwill	395	536
property, plant, and equipment (1)	179	199
operating lease liability	781	1,297
foreign income tax credits - U.S.	783	783
loss carryforwards – U.S.	13,564	8,373
valuation allowance - U.S.	(18,675)	(11,857)
total deferred tax assets	3,282	4,043

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(4,213)	(3,586)
property, plant and equipment (2)	(3,450)	(4,292)
right of use assets	(964)	(1,520)
other	(129)	(121)
total deferred tax liabilities	(8,756)	(9,519)
Net deferred liabilities	$(5,474)	(5,476)
(1)
Pertains to the company’s operations located in China.
(2)
Pertains to the company’s operations located in the U.S. and Canada.

As of April 30, 2023, our U.S. federal net operating loss carryforwards totaled $48.2 million, with related future income tax benefits of $10.1 million. In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. As of April 30, 2023, all our unused U.S. federal net operating loss carryforwards were generated during fiscal 2019 and after, and therefore, do not expire in accordance with the TCJA. As of April 30, 2023, our U.S. state net operating loss carryforwards totaled $27.2 million, with related future income tax benefits of $1.0 million. Our U.S. state net operating loss carryforwards totaling $27.2 million have expiration dates ranging from fiscal years 2024 through 2044. Our U.S. foreign income tax credits of $783,000 have expiration dates ranging from fiscal years 2026 through 2028, which represent 10 years from when the associated earnings and profits from our foreign subsidiaries were repatriated to the U.S.

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

Fiscal 2022

We did not meet the GILTI High-Tax exception for the 2021 tax year regarding our foreign operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with the current year’s earnings. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which charge was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

We did not meet the GILTI High-Tax exception for the 2022 tax year regarding our operations located in Canada and Haiti. With regards to Canada, we placed several significant capital projects into service during fiscal 2022, and therefore, were eligible for a significant amount of deductible accelerated depreciation. As a result, our current year's income tax expense was much lower than prior fiscal years, and therefore, our current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. For our operations located in Haiti, taxable income or losses are not subject to income tax, as we are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have nine years remaining. Since our operations located in Haiti are not subject to income tax, our current effective tax rate was 0%, which is lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Although our operations located in Canada and Haiti did not meet the GILTI High-Tax exception, we incurred a nominal amount of GILTI tax for the 2022 tax year, as the losses subject to GILTI tax from our Haitian operations mostly offset the income subject to GILTI tax from our Canadian operation.

Fiscal 2023

We do not expect to pay GILTI tax for the 2023 tax year, as we expect to meet the GILTI High-Tax exception regarding our operations located in China and Canada, and we incurred taxable losses associated with our operations located in Haiti.

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

As a result of the U.S. tax law change relating to the GILTI tax provisions of the TCJA, we assessed the need for an additional valuation allowance against our U.S. net deferred income assets as of the end of the first quarter of fiscal 2021. GILTI represented a significant source of our U.S. taxable income during fiscal 2019 and 2020 that offset our U.S. pre-tax losses during such years, and which offset was reversed because of the retroactivity of the new GILTI regulations. Consequently, due to the retroactivity of the new regulations, we experienced a recent history of cumulative U.S. pre-tax losses during the last two fiscal years, and we expected at the time of this assessment that our history of U.S. pre-tax losses would continue into fiscal 2021. As a result of the significant weight of this negative evidence, we believed it was more-likely-than-not that our U.S. deferred income tax assets would not be fully realizable. Accordingly, we recorded a non-cash income tax charge of $7.0 million to provide for a full valuation allowance against our U.S. net deferred income tax assets. This $7.0 million income tax charge was recorded as a discrete event in which its full income tax effects were recorded during the first quarter of fiscal 2021.

As of April 30, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting U.S. pre-tax losses to continue into fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of April 30, 2023, and May 1, 2022, valuation allowances against our U.S. net deferred income tax assets pertain to the following:

(dollars in thousands)	April 30, 2023	May 1, 2022
U.S. federal and state net deferred income tax assets	$16,345	$9,527
U.S. capital loss carryforward	2,330	2,330
	$18,675	$11,857

A summary of the change in the valuation allowances against our U.S. net deferred income tax assets follows:

(dollars in thousands)	2023	2022	2021
beginning balance	$11,857	11,674	3,148
change in judgement of beginning of year U.S. valuation allowance (1)	—	—	6,964
change in valuation allowance associated with current year earnings	7,252	1,640	1,004
change in estimate during current year (2)	(434)	(1,457)	558
ending balance	$18,675	11,857	11,674

(1)
Refer to the above "Assessment" subsection within the section titled Deferred Income Taxes – Valuation Allowance for further details regarding our assessment and conclusions reached for providing a full valuation allowance against our U.S net deferred income tax assets during the first quarter of fiscal 2021.
(2)
Amounts represent changes in our U.S. net deferred income tax asset balances during the current year that pertain to (i) income tax provision to return adjustments, (ii) changes in estimates of our U.S. effective income tax rate that pertain to U.S. state income tax rates and apportionment percentages, (iii) recognition of an uncertain income tax position due to the expiration of statute of limitations, (iv) expiration of certain U.S. state loss carryforwards, and (v) other immaterial items.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from our foreign subsidiaries that will not be reinvested indefinitely. As of April 30, 2023, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation.Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability of $4.2 million and $3.6 million as of April 30, 2023, and May 1, 2022, respectively.

Uncertainty in Income Taxes

An unrecognized income tax benefit for an uncertain income tax position can be recognized in the first interim period if the more-likely-than-not recognition threshold is met by the end of the reporting period, or is effectively settled through examination, negotiation, or litigation, or if the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. If it is determined that any of the above conditions occur regarding our uncertain income tax positions, an adjustment to our unrecognized income tax benefit will be recorded at that time.

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2023	2022	2021
beginning balance	$1,101	1,444	1,269
increases from prior period tax positions	175	114	249
decreases from prior period tax positions	(97)	(77)	(74)
lapse of applicable statute of limitations	—	(380)	—
ending balance	$1,179	1,101	1,444

As of April 30, 2023, we had $1.2 million of total gross unrecognized tax benefits, of which the entire amount was classified as income taxes payable - long-term in the accompanying Consolidated Balance Sheets. As of May 1, 2022, we had $1.1 million of total gross unrecognized tax benefits, of which the entire amount was classified as income taxes payable - long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $1.2 million and $1.1 million as of April 30, 2023, and May 1, 2022, respectively.

We elected to classify interest and penalties as part of income tax expense. As of April 30, 2023, and May 1, 2022, the gross amount of interest and penalties due to unrecognized tax benefits was $239,000 and $185,000, respectively.

Our gross unrecognized income tax benefit of $1.2 million as of April 30, 2023, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2018 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2023	2022	2021
United States federal - Alternative Minimum Tax (AMT) credit refunds (1)	$—	$—	$(1,510)
United States federal - Transition Tax	265	266	226
China - Income Taxes	1,831	2,036	2,076
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	—	487	798
Canada - Income Taxes	228	311	1,408
	$2,324	$3,100	$2,998

(1)
In accordance with the provisions of the TCJA, we elected to treat our prior AMT credit carryforward balance of $1.5 million as refundable. We received refunds totaling $1.5 million in two separate installments totaling $746,000 and $764,000 during the first and second quarters of fiscal 2021, respectively.

12.
COMMITMENTS AND CONTINGENCIES

Leases

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of April 30, 2023, and May 1, 2022, are as follows:

(dollars in thousands)	April 30, 2023	May 1, 2022
Right of use assets	$8,191	$15,577
Operating lease liability - current	2,640	3,219
Operating lease liability – noncurrent	3,612	7,062

Supplemental Cash Flow Information

(dollars in thousands)	2023	2022	2021
Operating lease liability payments	$2,497	$2,954	$2,634
Right of use assets exchanged for lease liabilities	731	3,762	8,014

Operating lease costs were $3.6 million, $3.9 million, and $2.9 million during fiscal 2023, 2022, and 2021, respectively. Short-term lease costs were $44,000, $68,000, and $55,000 during fiscal 2023, 2022, and 2021, respectively. Variable lease expense was immaterial for each of fiscal 2023, 2022, and 2021.

As of April 30, 2023, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.87 years
Weighted average discount rate	3.58%

As of May 1, 2022, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.29 years
Weighted average discount rate	1.77%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)	Amount
2024	$2,698
2025	1,890
2026	603
2027	343
2028	225
Thereafter	804
6,563
Less: interest	(311)
Present value of lease liabilities	$6,252

Related Party Lease – Mattress Fabrics Segment

On March 23, 2023, we terminated an agreement with a partnership owned by an immediate family member of an officer of the company, pursuant to which we leased a 63,522 square foot facility for our domestic mattress cover operation. Prior to the termination of the lease agreement, rent payments totaled $123,000, $148,000, and $151,000 in fiscal 2023, 2022, and 2021, respectively. In accordance with the termination of the lease agreement, we were reimbursed $67,000 for leasehold improvements we made to the leased property.

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that these actions, when ultimately concluded and settled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Accounts Payable – Capital Expenditures

As of April 30, 2023, and May 1, 2022, we had total amounts due regarding capital expenditures totaling $56,000 and $473,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of April 30, 2023, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $629,000.

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

As of April 30, 2023, there were 224,266 shares available for future equity-based grants under the company’s 2015 Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2023, 2022, and 2021:

	2023	2022	2021
	Shares	Shares	Shares
outstanding at beginning of year	210,284	174,295	44,399
granted	119,687	37,991	129,896
vested (1)	(32,799)	—	—
forfeited	(11,346)	(2,002)	—
outstanding at end of year	285,826	210,284	174,295

(1) During fiscal 2023, time-based restricted stock units totaling 32,799 vested at a fair value of $167,000, or $5.10 per share.

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2023, 2022, and 2021:

		(1)
	Restricted	Price	Vesting
Date of Grant	Stock Awarded	Per Share	Period
September 6, 2022	37,671	$4.58	1 to 3 years
August 10, 2022	82,016	$5.06	3 years
July 22, 2021	37,991	$14.75	3 years
August 6, 2020	129,896	$11.01	3 years

(1)
Price per share represents closing price of our common stock on the date the respective award was granted.

Overall

We recorded compensation expense of $808,000, $893,000, and $614,000 within selling, general, and administrative expense for time-based restricted stock units in fiscal 2023, 2022, and 2021, respectively.

As of April 30, 2023, the remaining unrecognized compensation cost related to our time-based restricted stock units was $759,000, which is expected to be recognized over a weighted average vesting period of 1.5 years. As of April 30, 2023, our time-based restricted stock unit awards that were expected to vest had a fair value totaling $1.6 million.

Performance-Based Restricted Stock Units

Senior Executives

We grant performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over a three-fiscal year performance period, as defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on the performance targets that have been achieved may be adjusted based on a market-based total shareholder return component, as defined in the related restricted stock unit award agreements.

Our performance-based restricted stock units granted to senior executives were measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 10, 2022, and July 22, 2021:

	August 10,	July 22,
	2022	2021
Closing price of our common stock	$5.06	$14.75
Expected volatility of our common stock	48.2%	54.2%
Expected volatility of peer companies (1)	41.6% - 105.1%	45.7% - 101.5%
Risk-free interest rate	3.13%	0.33%
Dividend yield	0.00%	3.00%
Correlation coefficient of peer companies (1)	0.05 - 0.23	0.03 - 0.35

(1)
The expected volatility and correlation coefficient of our peer companies for the August 10, 2022, and July 22, 2021, grant dates were based on peer companies that were approved by the Compensation Committee of our board of directors as an aggregate benchmark for determining the market-based total shareholder return component. Therefore, we disclosed ranges of the expected volatility and correlation coefficient for the companies that represented this peer group.

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that were unvested as of April 30, 2023:

		(4)
	(3)	Restricted
	Restricted Stock	Stock Units
	Stock Units	Expected to	Price Per		Vesting
Date of Grant	Awarded	Vest	Share		Period
August 10, 2022 (1)	178,714	—	$5.77	(5)	3 years
July 22, 2021 (1)	122,476	—	$15.93	(6)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(7)	3 years

(1)
Performance-based restricted stock units awarded to certain senior executives.
(2)
Performance-based restricted stock units awarded to key employees.
(3)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met, as defined in the related restricted stock unit award agreements.
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of April 30, 2023.
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
(6)
Price per share represents the fair market value per share ($1.08 per $1, or an increase of $1.18 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($14.75) for the performance-based component of the performance-based restricted stock units granted to certain senior executives on July 22, 2021.
(7)
Price per share represents the closing price of our common stock on the date of grant.

The following table summarizes information related to our performance-based restricted stock units that vested during fiscal 2023, 2022, and 2021:

		(3)	(4)
	Common	Weighted	Weighted
	Stock Shares	Average	Average Price
Fiscal Year	Vested	Fair Value	Per Share
Fiscal 2023 (1)	545	$3	$5.10
Fiscal 2023 (2)	437	$2	$5.10
Fiscal 2022 (1)	5,051	$87	$17.14
Fiscal 2022 (2)	5,812	$100	$17.14
Fiscal 2021 (1)	3,277	$33	$9.96
Fiscal 2021 (2)	3,710	$37	$9.96

(1)
Performance-based restricted stock units vested for senior executives.
(2)
Performance-based restricted stock units vested for key employees.
(3)
Dollar amounts are in thousands.
(4)
Price per share is derived from the closing prices of our common stock on the dates the respective performance-based restricted stock units vested.

We recorded a charge (credit) to compensation expense totaling $2,000, $(81,000), and $357,000 within selling, general, and administrative expense associated with our performance-based restricted stock units for fiscal years 2023, 2022, and 2021, respectively.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2023, 2022, and 2021:

	Common	(1)
	Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
April 3, 2023 - Fiscal 2023	15,832	$5.29	Immediate
January 3, 2023 - Fiscal 2023	17,819	$4.70	Immediate
October 3, 2022 - Fiscal 2023	18,326	$4.57	Immediate
July 1, 2022 - Fiscal 2023	19,753	$4.24	Immediate
April 1, 2022 - Fiscal 2022	10,562	$7.93	Immediate
January 3, 2022 - Fiscal 2022	8,357	$10.02	Immediate
October 1, 2021 - Fiscal 2022	6,426	$13.03	Immediate
July 1, 2021 - Fiscal 2022	4,312	$16.24	Immediate
April 1, 2021 - Fiscal 2021	4,467	$15.67	Immediate
January 4, 2021 - Fiscal 2021	4,563	$15.34	Immediate
October 1, 2020 - Fiscal 2021	5,193	$13.48	Immediate
July 1, 2020 - Fiscal 2021	7,000	$10.00	Immediate

(1)
Price per share represents closing price of our common stock on the date of grant.

We recorded $335,000, $321,000, and $280,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2023, 2022, and 2021, respectively.

14.
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

The hierarchy consists of three broad levels, as follows:

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

Recurring Basis

The following tables present information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements as of April 30, 2023, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,649	N/A	N/A	$7,649
Growth Allocation Mutual Funds	528	N/A	N/A	528
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	208	N/A	N/A	208

	Fair value measurements as of May 1, 2022, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,683	N/A	N/A	$8,683
Growth Allocation Mutual Funds	435	N/A	N/A	435
Moderate Allocation Mutual Fund	81	N/A	N/A	81
Other	158	N/A	N/A	158

Nonrecurring Basis

Third and Fourth Quarters of Fiscal 2023

We classified a right of use asset associated with a leased facility as held for sale in the Consolidated Balance Sheet as of January 29, 2023 (i.e., the end of the third quarter of fiscal 2023), in connection with the restructuring activity associated with our upholstery fabrics cut and sew operation located in Haiti (which is described more fully in Note 9 of the consolidated financial statements). This right of use asset classified as held for sale was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement (which is described more fully in Note 9 of the consolidated financial statements). The interest rate used to determine the present value of the future discounted cash flows was based on significant unobservable inputs based on assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD, and (iv) the fact that the right of use asset was located in, and the Lessee and guarantor conduct business in Haiti, a foreign country. As a result, since management used significant unobservable inputs and assumptions to determine the fair value of this right of use asset, this right of use asset was classified as level 3 within the fair value hierarchy defined above.

During the fourth quarter of fiscal 2023, the right of use asset mentioned above was vacated and possession was returned to the Lessor, and the Lessee took possession of this right of use asset as described more fully in Note 9 of the consolidated financial statements. As a result, the right of use asset classified as held for sale as of January 29, 2023, was derecognized and a short-term and long-term note receivable was recognized based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement. As of April 30, 2023, this note receivable totaled $1.9 million, of which $219,000 and $1.7 million were classified as short-term and long-term, respectively.

Fourth Quarter of Fiscal 2021

We had assets and liabilities that were required to be measured at fair value on a nonrecurring basis that pertained to assets acquired and certain liabilities that were assumed in connection with the CIH business combination effective February 1, 2021. See Note 2 of the consolidated financial statements for further details regarding this business combination.

	Fair value measurements on February 1, 2021, using:
	Quoted Prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Right of use assets	N/A	$2,544	N/A	$2,544
Equipment and leasehold improvements	N/A	N/A	$846	$846
Inventory	N/A	N/A	$31	$31

The fair values of the right of use assets were based on our analysis of a recent appraisal of the annual lease rates per square foot for industrial buildings that are similar in nature and within the same locale. We believe the annual lease rates per square foot presented in our recent appraisal represent significant observable inputs, and therefore these right of use assets were classified as level 2.

Additionally, in connection with the CIH business combination effective February 1, 2021, we acquired cash, accounts receivable, and certain other current assets, and we assumed accounts payable. Based on the nature of these items and their short-term maturity, the carrying amounts of these items approximated their fair values. See Note 2 of the consolidated financial statements for the final allocation of the acquisition cost to assets acquired and liabilities assumed based on their fair values.

15.
NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net (loss) income per share are as follows:

(in thousands)	2023	2022	2021
weighted-average common shares outstanding, basic	12,283	12,242	12,300
dilutive effect of stock-based compensation	—	—	22
weighted-average common shares outstanding, diluted	12,283	12,242	12,322

Shares of unvested common stock that were not included in the computation of diluted net (loss) income per share consist of the following:

(in thousands)	2023	2022	2021
antidilutive effect from decrease in the price per share of our common stock	25	18	2
antidilutive effect from net loss incurred during the fiscal year	88	86	—
total unvested shares of common stock not included in computation of diluted net (loss) income per share	113	104	2

16.
BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans that cover substantially all employees and allow participants to contribute on a pre-tax basis, along with matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.2 million, $1.3 million, and $1.2 million during fiscal years 2023, 2022, and 2021, respectively.

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

Our contributions to the Plan were $215,000, $212,000, and $143,000 in fiscal years 2023, 2022, and 2021, respectively. Our nonqualified deferred compensation plan liability was $8.2 million and $9.3 million as of April 30, 2023, and May 1, 2022, respectively.

We have a rabbi trust (the “Trust”) to set aside funds for the participants of the Plan that allows the participants to direct their contributions to various investment options in the Plan. The investment options in the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency, as defined in the Plan.

The investment assets of the Trust are recorded at their fair value of $8.5 million and $9.4 million as of April 30, 2023, and May 1, 2022, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive (loss) income.

17.
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

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 91%, 90%, and 91% of total consolidated net sales in fiscal 2023, 2022, and 2021, respectively. International sales accounted for 29%, 31%, and 27% of net sales during fiscal 2023, 2022, and 2021, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2023	2022	2021
north america (excluding USA) (1)	$29,756	$39,256	$32,925
far east and asia (2)	31,339	43,015	43,764
all other areas	8,032	8,114	5,558
	$69,127	$90,385	$82,247

(1)
Of this amount, $24.9 million, $33.5 million, and $27.2 million are attributable to shipments to Mexico in fiscal 2023, 2022, and 2021, respectively.
(2)
Of this amount $20.0 million, $26.9 million, and $28.1 million are attributable to shipments to China in fiscal 2023, 2022, and 2021, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 15%, 13%, and 13% of consolidated net sales during fiscal 2023, 2022, and 2021, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of April 30, 2023, or May 1, 2022.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2023, 2022, or fiscal 2021. No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated net accounts receivable balance as of April 30, 2023, or May 1, 2022.

Employee Workforce Concentration

The hourly employees associated with our manufacturing facility located in Canada (approximately 11% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2026. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis, such as restructuring expense and restructuring related charges. Cost of sales in each of our business segments include costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain senior executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets.

Statements of operations for our business segments are as follows:

(dollars in thousands)	2023	2022	2021
net sales by segment:
mattress fabrics	$110,995	$152,159	$157,671
upholstery fabrics	123,939	142,680	142,049
net sales	$234,934	$294,839	$299,720
gross (loss) profit:
mattress fabrics	$(6,739)	$16,458	$23,864
upholstery fabrics	17,733	19,635	25,968
total segment gross profit	10,994	36,093	49,832
restructuring related charge (2)	(98)	—	—
gross profit	$10,896	$36,093	$49,832
selling, general, and administrative expenses by segment:
mattress fabrics	$11,942	$12,246	$12,066
upholstery fabrics	15,739	14,009	14,092
unallocated corporate	10,297	9,160	11,598
selling, general, and administrative expenses	$37,978	$35,415	$37,756
(loss) income from operations by segment:
mattress fabrics	$(18,681)	$4,212	$11,798
upholstery fabrics	1,994	5,626	11,876
unallocated corporate expenses	(10,297)	(9,160)	(11,598)
total segment (loss) income from operations	(26,984)	678	12,076
restructuring expense (1)	(1,396)	—	—
restructuring related charge (2)	(98)	—	—
(loss) income from operations	$(28,478)	$678	$12,076
interest expense	—	(17)	(51)
interest income	531	373	244
other expense	(443)	(1,359)	(2,208)
gain on bargain purchase (3)	—	—	819
(loss) income before income taxes	$(28,390)	$(325)	$10,880
(1)
Restructuring expense totaling $1.4 million for fiscal 2023 relates to both our restructuring activities for our cut and sew upholstery fabrics operations (i) located in Shanghai, China, which occurred during the second quarter of fiscal 2023, and (ii) located in Ouanaminthe, Haiti, which occurred during the third and fourth quarters of fiscal 2023. Restructuring expense represents employee termination benefits of $507,000, lease termination costs of $481,000, impairment losses totaling $357,000 that relate to leasehold improvements and equipment, and $51,000 for other associated costs.
(2)
Cost of sales for fiscal 2023 includes a restructuring related charge totaling $98,000, which pertained to a loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.
(3)
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

Balance sheet information for our business segments follow:

(dollars in thousands)	April 30, 2023		May 1, 2022
segment assets
mattress fabrics
accounts receivable	$12,396		$9,865
inventory	25,674		39,028
property, plant, and equipment	33,749	(1)	38,731	(2)
right of use assets	2,308	(3)	3,469	(4)
total mattress fabrics assets	74,127		91,093

upholstery fabrics
accounts receivable	12,382		12,361
inventory	19,406		27,529
property, plant, and equipment	1,671	(5)	2,030	(6)
right of use assets	2,618	(7)	8,124	(8)
total upholstery fabrics assets	36,077		50,044
total segment assets	110,204		141,137

non-segment assets
cash and cash equivalents	20,964		14,550
short-term investments – rabbi trust	1,404		—
short-term note receivable	219		—
current income taxes receivable	—		857
other current assets	3,071		2,986
long-term note receivable	1,726		—
deferred income taxes	480		528
property, plant, and equipment (9)	691		941
right of use assets (10)	3,265		3,984
intangible assets	2,252		2,628
long-term investments - rabbi trust	7,067		9,357
other assets	840		595
total assets	$152,183		$177,563

Capital expenditures and depreciation expense information for our business segments follow:

(dollars in thousands)	2023	2022	2021
capital expenditures (11):
mattress fabrics	$1,125	$3,383	$6,226
upholstery fabrics	467	1,032	347
unallocated corporate	97	1,406	332
total capital expenditures	$1,689	$5,821	$6,905

depreciation expense
mattress fabrics	$6,050	$6,200	$6,014
upholstery fabrics	795	794	832
total depreciation expense	$6,845	$6,994	$6,846

(1)
The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $38.7 million as of May 1, 2022, represents property, plant, and equipment of $25.6 million, $12.4 million, and $757,000 located in the U.S., Canada, and Haiti, respectively.
(3)
The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

(4)
The $3.5 million as of May 1, 2022, represents right of use assets of $2.0 million, $1.2 million, and $291,000 located in Haiti, the U.S., and Canada, respectively.
(5)
The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively
(6)
The $2.0 million as of May 1, 2022, represents property, plant, and equipment of $1.0 million, $756,000, and $255,000 located in the U.S., Haiti, and China, respectively.
(7)
The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.
(8)
The $8.1 million as of May 1, 2022, represents right of use assets of $3.7 million, $2.6 million, and $1.8 million located in China, Haiti, and the U.S., respectively.
(9)
The $691,000 as of April 30, 2023, and $941,000 as of May 1, 2022, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.
(10)
The $3.3 million as of April 30, 2023, and $4.0 million as of May 1, 2022, represent right of use assets located in the U.S. associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.
(11)
Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

18.
STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of April 30, 2023, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 30, 2023, the company’s statutory surplus reserve was $4.2 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.2 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

19.
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

During fiscal 2023 and 2021, we did not repurchase any shares of our common stock. During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million.

As of April 30, 2023, $3.2 million was available for additional repurchases of our common stock.

20.
DIVIDEND PROGRAM

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. Accordingly, we did not make any dividend payments during fiscal 2023.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share.

During fiscal 2021, dividend payments totaled $5.3 million, which represented quarterly dividend payments ranging from $0.105 per share to $0.11 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 30, 2023, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2023. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2023.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 30, 2023, May 1, 2022, and May 2, 2021, and has audited the company’s effectiveness of internal controls over financial reporting as of April 30, 2023, as stated in their reports, which are included in Item 8 and Item 9A hereof.

During the quarter ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and subsidiaries (“the Company”) as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2023, and our report dated July 14, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

July 14, 2023

ITEM 9B. OTHER INFORMATION

On July 12, 2013, the board of directors of the company designated Kenneth R. Bowling, the company's existing chief financial officer and treasurer, as the company’s principal accounting officer as defined by the Securities and Exchange Commission. This appointment is effective July 21, 2023, following the last day of employment for Thomas B. Gallagher, Jr., who served as the company’s principal accounting officer prior to Mr. Bowling's designation.

Mr. Bowling joined the company in 1997 as controller for the Culp Velvets/Prints division. He was promoted to corporate controller in 2001 and was named corporate controller and assistant treasurer in 2002. In 2004, he was promoted to vice president, finance and treasurer. Mr. Bowling became the company’s chief financial officer in 2007 and corporate secretary in 2008, and he was named senior vice president in 2016. In 2019, Mr. Bowling was named executive vice president.

On July 12, 2023, the compensation committee of the company's board of directors (the “Committee”) reviewed achievement of the applicable performance measures established under the company’s annual incentive program for the fiscal 2023 year, as previously described in the section titled “Consideration of Shareholder Advisory Vote and Changes for Fiscal 2023” of the Company’s Proxy Statement filed with the Securities and Exchange Commission on August 24, 2022, in order to determine the bonus payments, if any, payable to the company's named executive officers under such program. The committee determined that bonuses would be due to executive officers in each of the executive shared services reporting unit and the upholstery fabrics reporting unit, based on the attainment of free cash flow-based targets, but no bonus had been achieved by the mattress fabrics reporting unit.

With respect to the bonus payable to executive officers in the upholstery fabrics reporting unit, the Committee also reviewed other factors it deemed relevant to the bonus determination, including the company's significant consolidated operating loss for fiscal 2023. Specifically, the Committee noted that the annual incentive bonus program for the upholstery fabrics reporting unit was tied to measures of adjusted operating income and adjusted free cash flow, with an allocation between the two performance measures of 20% operating income and 80% free cash flow, but for the executive shared services reporting unit, the fiscal 2023 annual incentive bonus program was tied solely to the measure of adjusted free cash flow, with a negative moderator of 20% applied against any bonus earned as a result of the company's consolidated operating loss for fiscal 2023. Based on the company's significant consolidated operating loss for fiscal 2023, the Committee determined that a negative moderator of 20% should also be applied against any bonus earned by the upholstery fabrics reporting unit.

As a result, the Committee determined that the upholstery fabrics reporting unit had achieved a level of adjusted free cash flow for fiscal 2023 that, absent the 20% negative moderator, would have resulted in the payment of a bonus to Mr. Boyd Chumbley, president of the upholstery fabrics division, in the amount of $318,474.24, but with the application of the 20% negative moderator, the amount of Mr. Chumbley's bonus would now be $254,779.92, a reduction of $63,694.32 from what would have otherwise been payable to Mr. Chumbley without the addition of the 20% negative moderator.

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

The following table sets forth information as of the end of fiscal 2023 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	607,516 (1)	$—	224,266
Equity compensation plans not approved by security holders	—	—	—
Total	607,516 (1)	$—	224,266

(1) For performance-based restricted stock unit awards, the number of shares shown represents the maximum number of shares that could be issued if certain performance targets are met. None of these performance-based restricted stock unit shares (i.e., 321,690 shares) are currently expected to vest and be issued due to challenging financial performance measures that are unlikely to be met. For time-based restricted stock unit awards, the number of shares shown represents the number of shares to be issued upon completion of the time-based vesting period for such restricted stock units.

(2) All of the shares shown in column (a) are issueable under restricted stock units that do not require the payment of consideration by the recipient upon vesting of the award and issuance of the shares, and therefore there is no exercise price information shown in column (b).

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

10.1

Second Amended and Restated Credit Agreement dated as of January 19, 2023, by and among Culp, Inc., as Borrower, Read Window Products, LLC, as Guarantor, and Wells Fargo Bank, National Association, as Lender, was filed as exhibit 10.1 to the company’s Form 8-K filed January 23, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.2

First Amendment to Second Amended and Restated Credit Agreement dated as of February 21, 2023, by and among Culp, Inc., as Borrower, Read Window Products, LLC, as Guarantor, and Wells Fargo Bank, National Association, as Lender, was filed as exhibit 10.1 to the company's Form 10-Q filed March 9, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.3	Form of Annual Incentive Award Agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 9, 2022 (Commission File No. 001-12597), and is incorporated herein by reference. (*)
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

10.6

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

10.10

Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014, and is incorporated herein by reference. (*)

21	List of subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33‑13310).
24(a)	Power of Attorney of John A. Baugh, dated July 14, 2023
24(b)	Power of Attorney of Perry E. Davis, dated July 14, 2023
24(c)	Power of Attorney of Sharon A. Decker, dated July 14, 2023
24(d)	Power of Attorney of Kimberly B. Gatling, dated July 14, 2023
24(e)	Power of Attorney of Fred A. Jackson, dated July 14, 2023
24(f)	Power of Attorney of Jonathan L. Kelly, dated July 14, 2023
31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

b)
Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 99 under the subheading “Exhibit Index.”

c)
Financial Statement Schedules:

None

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

Exhibit Number Exhibit

21	List of subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 333-207195 and 33-13310).

24(a)	Power of Attorney of John A. Baugh, dated July 14, 2023

24(b)	Power of Attorney of Perry E. Davis, dated July 14, 2023

24(c)	Power of Attorney of Sharon A. Decker, dated July 14, 2023

24(d)	Power of Attorney of Kimberly B. Gatling, dated July 14, 2023

24(e)	Power of Attorney of Fred A. Jackson, dated July 14, 2023

24(f)	Power of Attorney of Jonathan L. Kelly, dated July 14, 2023

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July 2023.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of July 2023.

/s/	Franklin N. Saxon	/s/	Kimberly B. Gatling *
	Franklin N. Saxon		Kimberly B. Gatling
	(Chairman of the Board of Directors)		(Director)

/s/	Fred A. Jackson*	/s/	Jonathan L. Kelly*
	Fred A. Jackson		Jonathan L. Kelly
	(Lead Independent Director)		(Director)

/s/	John A. Baugh *	/s/	Kenneth R. Bowling
	John A. Baugh		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer)

/s/	Perry E. Davis*	/s/	Thomas B. Gallagher, Jr.
	Perry E. Davis		Thomas B. Gallagher, Jr.
	(Director)		Vice President of Finance
(principal accounting officer)
/s/	Sharon A. Decker*
Sharon A. Decker
(Director)

* By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.