Form 10-Q
period 2023-07-30
CULP INC
filed 2023-09-08
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of September 5, 2023: 12,457,346

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended July 30, 2023

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED JULY 30, 2023, AND JULY 31, 2022

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	July 30,	July 31,
	2023	2022
Net sales	$56,662	$62,604
Cost of sales	(49,577)	(58,476)
Gross profit	7,085	4,128
Selling, general and administrative expenses	(9,829)	(8,866)
Restructuring expense	(338)	—
Loss from operations	(3,082)	(4,738)
Interest income	345	17
Other income (expense)	96	(82)
Loss before income taxes	(2,641)	(4,803)
Income tax expense	(701)	(896)
Net loss	$(3,342)	$(5,699)

Net loss per share - basic	$(0.27)	$(0.47)
Net loss per share - diluted	$(0.27)	$(0.47)
Average shares outstanding, basic	12,332	12,238
Average shares outstanding, diluted	12,332	12,238

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 30, 2023, AND JULY 31, 2022

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 30,	July 31,
	2023	2022
Net loss	$(3,342)	$(5,699)
Unrealized holding gain (loss) on investments, net of tax	57	(7)
Comprehensive loss	$(3,285)	$(5,706)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JULY 30, 2023, JULY 31, 2022, AND APRIL 30, 2023

UNAUDITED

(Amounts in Thousands)

	July 30,	July 31,	April 30,
	2023	2022	2023*
Current assets:
Cash and cash equivalents	$16,812	$18,874	$20,964
Short-term investments - rabbi trust	791	—	1,404
Accounts receivable, net	22,612	24,812	24,778
Inventories	43,817	63,749	45,080
Short-term note receivable	252	—	219
Current income taxes receivable	202	798	—
Other current assets	3,578	3,840	3,071
Total current assets	88,064	112,073	95,516
Property, plant and equipment, net	34,929	40,490	36,111
Right of use assets	7,466	14,556	8,191
Long-term investments - rabbi trust	7,204	9,567	7,067
Intangible assets	2,158	2,534	2,252
Long-term note receivable	1,661	—	1,726
Deferred income taxes	476	546	480
Other assets	944	724	840
Total assets	$142,902	$180,490	$152,183
Current liabilities:
Accounts payable - trade	$26,468	$29,097	$29,442
Accounts payable - capital expenditures	257	346	56
Operating lease liability - current	2,558	3,126	2,640
Deferred compensation - current	791	—	1,404
Deferred revenue	1,026	1,368	1,192
Accrued expenses	6,615	7,158	8,533
Accrued restructuring costs	10	—	—
Income taxes payable - current	526	587	753
Total current liabilities	38,251	41,682	44,020
Operating lease liability - long-term	2,994	6,160	3,612
Income taxes payable - long-term	2,710	3,118	2,675
Deferred income taxes	5,864	6,007	5,954
Deferred compensation	6,966	9,528	6,842
Total liabilities	56,785	66,495	63,103
Commitments and Contingencies (Notes 10, 16, and 17)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,344,030 at July 30, 2023; 12,274,786 at July 31,2022, and 12,327,414 at April 30, 2023	617	614	616
Capital contributed in excess of par value	44,571	43,340	44,250
Accumulated earnings	40,853	70,016	44,195
Accumulated other comprehensive income	76	25	19
Total shareholders' equity	86,117	113,995	89,080
Total liabilities and shareholders' equity	$142,902	$180,490	$152,183

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 30, 2023, AND JULY 31, 2022

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 30,	July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,342)	$(5,699)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,635	1,770
Non-cash inventory (credits) charges	(717)	1,421
Amortization	96	105
Stock-based compensation	322	252
Deferred income taxes	(86)	(15)
Gain sale of equipment	(270)	(64)
Non-cash restructuring expenses	237	—
Foreign currency exchange gain	(372)	(161)
Changes in assets and liabilities:
Accounts receivable	2,112	(2,643)
Inventories	1,792	1,223
Other current assets	(526)	(955)
Other assets	(134)	21
Accounts payable – trade	(2,353)	9,338
Deferred revenue	(166)	848
Accrued restructuring costs	10	—
Accrued expenses and deferred compensation	(2,311)	(413)
Income taxes	(362)	281
Net cash (used in) provided by operating activities	(4,435)	5,309
Cash flows from investing activities:
Capital expenditures	(513)	(711)
Proceeds from the sale of equipment	294	166
Proceeds from note receivable	60	—
Proceeds from the sale of investments (rabbi trust)	780	23
Purchase of investments (rabbi trust)	(247)	(236)
Net cash provided by (used in) investing activities	374	(758)
Cash flows from financing activities:
Payments of debt issuance costs	—	(161)
Net cash used in financing activities	—	(161)
Effect of exchange rate changes on cash and cash equivalents	(91)	(66)
(Decrease) increase in cash and cash equivalents	(4,152)	4,324
Cash and cash equivalents at beginning of period	20,964	14,550
Cash and cash equivalents at end of period	$16,812	$18,874

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 30, 2023

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 30, 2023 *	12,327,414	$616	$44,250	$44,195	$19	$89,080
Net loss	—	—	—	(3,342)	—	(3,342)
Stock-based compensation	—	—	322	—	—	322
Unrealized gain on investments	—	—	—	—	57	57
Immediately vested common stock award	16,616	1	(1)	—	—	—
Balance, July 30, 2023	12,344,030	$617	$44,571	$40,853	$76	$86,117

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2022 *	12,228,629	$611	$43,143	$75,715	$32	$119,501
Net loss	—	—	—	(5,699)	—	(5,699)
Stock-based compensation	—	—	252	—	—	252
Unrealized loss on investments	—	—	—	—	(7)	(7)
Common stock issued in connection with the vesting of performance-based restricted stock units	913	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	32,199	2	(2)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(6,708)	—	(52)	—	—	(52)
Immediately vested common stock award	19,753	1	(1)	—	—	—
Balance, July 31, 2022	12,274,786	$614	$43,340	$70,016	$25	$113,995

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments that are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Certain amounts presented in the prior period have been reclassified to conform to the current period consolidated financial statement presentation. A non-cash charge totaling $1.4 million for markdowns of inventory estimated based on our policy for aged inventory was reclassified from the line item “Inventories” to the line item “Non-cash inventory (credits) charges” in the Consolidated Statement of Cash Flows for the three months ended July 31, 2022. This reclassification did not have an effect on previously reported net cash provided by operating activities and increase in cash and cash equivalents.

The company’s three-months ended July 30, 2023, and July 31, 2022, each represent 13-week periods.

2. Significant Accounting Policies

As of July 30, 2023, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2023.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first quarter of fiscal 2024.

Recently Issued Accounting Pronouncements

Currently, there are no new recent accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Beginning balance	$342	$292
Provision for bad debts	129	57
Write-offs, net of recoveries	(30)	-
Ending balance	$441	$349

During the three-month periods ended July 30, 2023, and July 31, 2022, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $441,000 and $349,000 as of July 30, 2023, and July 31, 2022, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of July 30, 2023, July 31, 2022, or April 30, 2023.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Beginning balance	$1,192	$520
Revenue recognized on contract liabilities	(1,087)	(821)
Payments received for services not yet rendered	921	1,669
Ending balance	$1,026	$1,368

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 30, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$29,222	$24,774	$53,996
Services transferred over time	—	2,666	2,666
Total Net Sales	$29,222	$27,440	$56,662

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 31, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$29,371	$31,523	$60,894
Services transferred over time	—	1,710	1,710
Total Net Sales	$29,371	$33,233	$62,604

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Raw materials	$8,408	$12,690	$7,908
Work-in-process	2,430	4,985	2,602
Finished goods	32,979	46,074	34,570
	$43,817	$63,749	$45,080

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory credit of $717,000 for the three months ended July 30, 2023, representing an $896,000 credit related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both our operating segments, partially offset by a charge of $179,000 for markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Ouanaminthe, Haiti.

We incurred a non-cash inventory charge of $1.4 million for the three months ended July 31, 2022, which represents markdowns of inventory estimated based on our policy for aged inventory in both mattress and upholstery fabrics segments.

Assessment

As of July 30, 2023, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the three months ended July 30, 2023, other than the markdowns of inventory associated with our upholstery fabrics segment restructuring activity described more fully in Note 9 of the consolidated financial statements.

Based on the current unfavorable macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or its results. These differences could result in higher than expected inventory provisions, which could adversely affect the company’s results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Tradename	$540	$540	$540
Customer relationships, net	1,260	1,561	1,335
Non-compete agreement, net	358	433	377
	$2,158	$2,534	$2,252

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of July 30, 2023, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the first quarter of fiscal 2024.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Beginning balance, net	$1,335	$1,636
Amortization expense	(75)	(75)
Ending balance, net	$1,260	$1,561

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively. Accumulated amortization for these customer relationships was $1.9 million, $1.6 million, and $1.8 million as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

The remaining amortization expense for the next five fiscal years and thereafter are as follows: FY 2024 - $226,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; FY 2028 - $52,000; and thereafter - $102,000.

The weighted average amortization period for our customer relationships was 4.5 years as of July 30, 2023.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Beginning balance, net	$377	$452
Amortization expense	(19)	(19)
Ending balance, net	$358	$433

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively. Accumulated amortization for our non-compete agreement was $1.7 million, $1.6 million, and $1.6 million as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2024 - $57,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement was 4.8 years as of July 30, 2023.

Impairment

As of July 30, 2023, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $17.2 million commencing in the second quarter of fiscal 2023, and continuing through the first quarter of fiscal 2024. We believe the significant decline in profitability for the mattress fabrics segment stemmed from a decline in consumer discretionary spending on mattress products, which we believe was due to the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the sum of the undiscounted future cash flows of the asset group. The carrying amount of the Mattress Asset Group totaled $35.6 million, which relates to property, plant, and equipment of $32.8 million, right of use assets of $2.1 million, customer relationships of $345,000, and a non-compete agreement of $358,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined no impairment associated with the Mattress Asset Group existed as of July 30, 2023.

7. Note Receivable

In connection with the restructuring activity of our upholstery fabrics cut and sew operation located in Ouanaminthe, Haiti, effective January 24, 2023, Culp Upholstery Fabrics Haiti, Ltd. (“CUF Haiti”) entered into an agreement to terminate a lease of a facility (“Termination Agreement”). See Note 9 of the consolidated financial statements for further details regarding this restructuring activity.

Pursuant to the terms of the original lease agreement (the “Original Lease”), CUF Haiti was required to pay in advance $2.8 million for the full amount of rent due prior to the commencement of the Original Lease, and the initial lease term was set to expire on December 31, 2029. Pursuant to the terms of the Termination Agreement, the Original Lease was formally terminated when CUF Haiti vacated and returned possession of the leased facility to the lessor. After CUF Haiti vacated and returned possession of the leased facility, a third party (the “Lessee”) took possession of this facility, and the Lessee agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023, and ending on December 31, 2029, based on the terms stated in the Termination Agreement. In connection with Termination Agreement, an affiliate of the Lessee has guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti has been fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

As of the end of our third quarter of fiscal 2023, the carrying amount of the note receivable totaling $2.4 million was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the Termination Agreement. Consequently, since the fair value of the note receivable was less than its carrying amount, we recorded a restructuring charge of $434,000 during the third quarter of fiscal 2023 to reduce the note receivable’s carrying amount to its reported fair value.

The interest rate used to determine the present value of the future discounted cash flows was based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the

Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 11 for further explanation of the fair value hierarchy).

The following table represents the remaining future principal payments as of July 30, 2023:

(dollars in thousands)
2024	$270
2025	360
2026	360
2027	360
2028	360
Thereafter	600
Undiscounted value of note receivable	$2,310
Less: unearned interest income	(397)
Present value of note receivable	$1,913

As of July 30, 2023, we believe there is no expected credit loss related to the collectibility of our note receivable, as the Lessee has made all of the required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Compensation, commissions and related benefits	$3,375	$3,890	$5,800
Other accrued expenses	3,240	3,268	2,733
	$6,615	$7,158	$8,533

9. Upholstery Fabrics Segment Restructuring

During the third and fourth quarters of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti and, in turn, moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. (“CHF Haiti”). Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of Culp, Inc. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sew kits in Haiti in the latter part of the first quarter of fiscal 2024.

The following summarizes our restructuring expense and restructuring related charges from the above restructuring activity for the three months ending July 30, 2023:

Three Months Ended
(dollars in thousands)	July 30, 2023
Employee termination benefits	$101
Impairment loss - equipment	237
Loss on disposal and markdowns of inventory	179
Restructuring expense and restructuring related charges (1)	$517

(1) Of the total $517,000, $338,000 and $179,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending July 30, 2023.

The following summarizes the activity in accrued restructuring costs for the three-month period ending July 30, 2023:

	Employee
	Termination
(dollars in thousands)	Benefits	Total
Beginning balance	$—	$—
Expenses incurred	101	101
Payments	(91)	(91)
Ending balance	$10	$10

10. Lines of Credit

Revolving Credit Agreement – United States

On January 19, 2023, Culp, Inc., as borrower (the “company”), and Read, as guarantor (the “Guarantor”), entered into a Second Amended and Restated Credit Agreement (the “ABL Credit Agreement”), by and among the company, the Guarantor and Wells Fargo Bank, National Association, as the lender (the “Lender”), to establish an asset-based revolving credit facility (the “ABL Facility”). The proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and will provide funding for ongoing working capital and general corporate purposes. The ABL Credit Agreement amends, restates and supersedes, and serves as a replacement for, the Amended and Restated Credit Agreement (the “Amended Agreement”), dated as of June 24, 2022, and the First Amendment to the Amended Agreement dated as of August 19, 2022, as amended, by and between the company and the Lender.

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
•
the least of:
o
the sum of:
▪
lesser of (i) 65% of eligible inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
▪
the least of (i) 65% of eligible in-transit inventory valued at cost based on a first-in first-out basis (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible in-transit inventory, and (iii) $5.0 million, plus
▪
the lesser of (i) 65% of eligible raw material inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible raw material inventory

In each case, the net-orderly-liquidation value is calculated based on the lower of (i) a first-in first-out basis and (ii) market value, and is (A) net of intercompany profits, (B) net of write-ups and write-downs in value with respect to foreign currency exchange rates and (C) consistent with most recent appraisals received and acceptable to Lender.

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

The ABL Facility matures on January 19, 2026. The ABL Facility may be prepaid from time to time, in whole or in part, without a prepayment penalty or premium. In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base and certain dispositions of assets outside of the ordinary course of business. Accrued interest is payable monthly in arrears.

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

Affirmative and Restrictive Covenants. The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications), and events of defaults, including covenants that limit the company’s ability to, among other things:

•
incur additional indebtedness;
•
make investments;
•
pay dividends and make other restricted payments;
•
sell certain assets;
•
create liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of the company’s assets; and
•
enter into transactions with affiliates.

Overall

Effective January 19, 2023, interest was charged under the ABL Credit Agreement at a rate (applicable interest rate of 6.56% and 6.30% as of July 30, 2023 and April 30, 2023, respectively) calculated using the Applicable Margin over SOFR based on the the company’s excess availability under the ABL Facility, as defined in the ABL Credit Agreement. Under the Amended Agreement, interest was charged at a rate (2.88% as of July 31, 2022) calculated using the Applicable Margin over SOFR based on the ratio of company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement.

There were $275,000 of outstanding letters of credit provided by the ABL Credit Agreement and the Amended Agreement, as applicable, as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively. As of July 30, 2023, we had $725,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under either the ABL Credit Agreement or the Amended Credit Agreement, as applicable, as of July 30, 2023, July 31, 2022, or April 30, 2023, respectively.

As of July 30, 2023, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $25.5 million.

Revolving Credit Agreement – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 40 million RMB ($5.6 million USD as of July 30, 2023). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. The agreement is set to expire on November 24, 2023.

There were no borrowings outstanding under this agreement as of July 30, 2023, July 31, 2022, or April 30, 2023, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 30 , 2023, we complied with our financial covenants.

No interest payments were made during the first quarter of fiscal 2024. Interest paid during the first quarter of fiscal 2023 totaled $8,000.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of July 30, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,113	N/A	N/A	$7,113
Growth Allocation Mutual Funds	585	N/A	N/A	585
Moderate Allocation Mutual Fund	52	N/A	N/A	52
Other	245	N/A	N/A	245

	Fair value measurements as of July 31, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$8,853	N/A	N/A	$8,853
Growth Allocation Mutual Funds	464	N/A	N/A	464
Moderate Allocation Mutual Fund	82	N/A	N/A	82
Other	168	N/A	N/A	168

	Fair value measurements as of April 30, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,649	N/A	N/A	$7,649
Growth Allocation Mutual Funds	528	N/A	N/A	528
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	208	N/A	N/A	208

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants of our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of July 30, 2023, our investments associated with the Trust totaled $8.0 million, of which $791,000 and $7.2 million were classified as short-term and long-term, respectively. As of July 31, 2022, our investments associated with the Trust totaled $9.6 million, all of which were classified as long-term. As of April 30, 2023, our investments associated with the Trust totaled $8.5 million, of which $1.4 million and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain of $76,000, $25,000, and $19,000 as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

The fair value of our long-term investments associated with the Trust approximates their cost basis.

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

Weighted average shares used in the computation of basic and diluted net loss per share were 12,332,000 and 12,238,000 for the three months ending July 30, 2023 and July 31, 2022, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three months ended
(in thousands)	July 30, 2023	July 31, 2022
antidilutive effect from decrease in the price per share of our common stock	2	39
antidilutive effect from net loss incurred during the fiscal year	166	42
total unvested shares of common stock not included in computation of diluted net loss per share	168	81

13. Segment Information

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

Statements of operations for our operating segments are as follows:

	Three months ended
	July 30, 2023	July 31, 2022
net sales by segment:
mattress fabrics	$29,222	$29,371
upholstery fabrics	27,440	33,233
net sales	$56,662	$62,604
gross profit:
mattress fabrics	$1,994	$(37)
upholstery fabrics	5,270	4,165
segment gross profit:	7,264	4,128
restructuring related charge (1)	(179)	—
gross profit	$7,085	$4,128
selling, general, and administrative expenses by segment:
mattress fabrics	$3,393	$2,885
upholstery fabrics	3,941	3,622
unallocated corporate expenses	2,495	2,359
selling, general, and administrative expenses	$9,829	$8,866
(loss) income from operations by segment:
mattress fabrics	$(1,398)	$(2,921)
upholstery fabrics	1,328	542
unallocated corporate expenses	(2,495)	(2,359)
total segment loss from operations	$(2,565)	$(4,738)
restructuring related charge (1)	(179)	—
restructuring expense (2)	(338)	—
loss from operations	$(3,082)	$(4,738)
interest income	345	17
other income (expense)	96	(82)
loss before income taxes	$(2,641)	$(4,803)

(1) Gross profit for the three months ending July 30, 2023, includes restructuring related charges totaling $179,000 for markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

(2) Restructuring expense of $338,000 for the three months ended July 30, 2023, represents a $237,000 impairment charge related mostly to certain machinery and equipment and $101,000 of employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

Balance sheet information for our operating segments follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Segment assets:
Mattress Fabrics:
Accounts receivable	$11,058	$12,382	$12,396
Inventory	24,579	36,471	25,674
Property, plant and equipment (3)	32,792	37,354	33,749
Right of use assets (4)	2,139	3,232	2,308
Total mattress fabrics assets	70,568	89,439	74,127
Upholstery Fabrics:
Accounts receivable	11,554	12,430	12,382
Inventory	19,238	27,278	19,406
Property, plant and equipment (5)	1,491	2,271	1,671
Right of use assets (6)	2,237	7,520	2,618
Total upholstery fabrics assets	34,520	49,499	36,077
Total segment assets	105,088	138,938	110,204
Non-segment assets:
Cash and cash equivalents	16,812	18,874	20,964
Short-term investments - rabbi trust	791	—	1,404
Short-term note receivable	252	—	219
Current income taxes receivable	202	798	—
Other current assets	3,578	3,840	3,071
Long-term note receivable	1,661	—	1,726
Deferred income taxes	476	546	480
Property, plant and equipment (7)	646	865	691
Right of use assets (8)	3,090	3,804	3,265
Intangible assets	2,158	2,534	2,252
Long-term investments - rabbi trust	7,204	9,567	7,067
Other assets	944	724	840
Total assets	$142,902	$180,490	$152,183

(3)
The $32.8 million as of July 30, 2023, represents property, plant, and equipment of $22.1 million, $10.1 million, and $594,000 located in the U.S., Canada, and Haiti, respectively. The $37.4 million as of July 31, 2022, represents property, plant, and equipment of $24.7 million, $11.9 million, and $718,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.
(4)
The $2.1 million as of July 30, 2023, represents right of use assets of $1.4 million and $720,000 located in Haiti and Canada, respectively. The $3.2 million as of July 31, 2022, represents right of use assets of $1.9 million, $1.1 million, and $228,000 located in Haiti, the U.S., and Canada, respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.
(5)
The $1.5 million as of July 30, 2023, represents property, plant, and equipment of $1.0 million, $327,000, and $159,000 located in the U.S., Haiti, and China, respectively. The $2.3 million as of July 31, 2022, represents property, plant, and equipment of $1.1 million, $988,000, and $232,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.
(6)
The $2.2 million as of July 30, 2023, represents right of use assets of $1.2 million and $977,000 located in China and the U.S., respectively. The $7.5 million as of July 31, 2022, represents right of use assets of $3.4 million, $2.5 million, and $1.6 million located in China, Haiti, and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.
(7)
The $646,000, $865,000, and $691,000 as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively, represent property, plant, and equipment associated with unallocated corporate department and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.
(8)
The $3.1 million, $3.8 million, and $3.3 million as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Three months ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Capital expenditures (9):
Mattress Fabrics	$523	$197
Upholstery Fabrics	158	360
Unallocated Corporate	33	26
Total capital expenditures	$714	$583
Depreciation expense:
Mattress Fabrics	$1,455	$1,568
Upholstery Fabrics	180	202
Total depreciation expense	$1,635	$1,770
(9)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

14. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ending July 30, 2023, compared with income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ending July 31, 2022.

Our effective income tax rates for the three-month periods ended July 30, 2023, and July 31, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended July 30, 2023, and July 31, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 30, 2023, and July 31, 2022:

	July 30,	July 31,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(34.1)	(35.4)
Withholding taxes associated with foreign jurisdictions	(9.7)	(5.0)
Foreign income tax rate differential	(6.0)	2.7
Stock-based compensation	—	(2.1)
Tax effects of local currency foreign exchange gains (losses)	2.3	1.4
Other	—	(1.3)
	(26.5%)	(18.7%)

Our consolidated effective income tax rates during the first quarter of fiscal 2024 and the first quarter of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first quarters of fiscal 2024 and 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, as our $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024 was much lower than the $(7.2) million U.S. pre-tax loss incurred during the first quarter of fiscal 2023.

During the first quarter of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(2.6) million, compared with $(4.8) million during the first quarter of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023.

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

As of July 30, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 30, 2023, July 31, 2022, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
U.S. federal and state net deferred income tax assets	$17,246	11,006	16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$19,576	13,336	18,675

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of July 30, 2023, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of July 30, 2023, July 31, 2022, and April 30, 2023, we recorded a deferred income tax liability of $4.4 million, $3.8 million, and $4.2 million, respectively.

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

As of July 30, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of July 31, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire amount was recorded to income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of April 30, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $1.2 million, $1.1 million, and $1.2 million, as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

Our gross unrecognized income tax benefit of $1.2 million as of July 30, 2023, relates to income tax positions for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	July 30,	July 31,
(dollars in thousands)	2023	2022
China Income Taxes, Net of Refunds	$915	$548
Canada Income Taxes, Net of Refunds	197	82
	$1,112	$630

15. Stock-Based Compensation

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

As of July 30, 2023, there were 207,650 shares available for future equity-based grants under the 2015 Plan.

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

There were no performance-based restricted stock units issued to senior executives during the first quarter of fiscal 2024 or the first quarter of fiscal 2023.

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

There were no performance-based restricted stock units issued to key employees in the first quarter of fiscal 2024 or the first quarter of fiscal 2023.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of July 30, 2023:

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
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of July 30, 2023.
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

There were no performance-based restricted stock units that vested during the three-month period ended July 30, 2023. The following table summarizes information related to our performance-based restricted stock units that vested during the three-month period ended July 31, 2022:

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

No compensation expense was recorded during the three-month period ended July 30, 2023, associated with the performance-based restrictive stock units. We recorded compensation expense of $2,000 within selling, general, and administrative expenses for the three-month period ended July 31, 2022, associated with the performance-based restrictive stock units. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key employees that were unvested as of July 30, 2023:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
September 6, 2022	37,671	$4.58	1 to 3 years
August 10, 2022	78,225	$5.06	3 years
July 22, 2021	30,835	$14.75	3 years
August 6, 2020	129,095	$11.01	3 years
August 2, 2018	10,000	$24.35	5 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.

There were no time-based restricted stock units that vested during the three-month period ending July 30, 2023. The following table summarizes information related to our time-based restricted stock units that vested during the three-month period ending July 31, 2022:

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

We recorded compensation expense of $238,000 and $166,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month period ended July 30, 2023, and July 31, 2022, respectively.

As of July 30, 2023, the remaining unrecognized compensation expense related to our time-based restricted stock units was $484,000, which is expected to be recognized over a weighted average vesting period of 1.7 years. As of July 30, 2023, the time-based restricted stock units that are expected to vest had a fair value totaling $1.6 million.

Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, which represents the closing price of our common stock on the date of grant.

We granted a total of 19,753 shares of common stock to our outside directors on July 1, 2022. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $4.24 per share on July 1, 2022, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 and $84,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the three-month periods ended July 30, 2023, and July 31, 2022, respectively.

16. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to eight years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of July 30, 2023, July 31, 2022, and April 30, 2023, are as follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Right of use assets	$7,466	$14,556	$8,191
Operating lease liability - current	2,558	3,126	2,640
Operating lease liability – noncurrent	2,994	6,160	3,612

Supplemental Cash Flow Information

	Three Months Ended	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022
Operating lease liability payments	$656	$920
Right of use assets exchanged for lease liabilities	—	—

Operating lease expense for the three-month periods ended July 30, 2023, and July 31, 2022, was $774,000 and $1.1 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month periods ended July 30, 2023, and July 31, 2022.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2024, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2024	$1,962
2025	1,871
2026	609
2027	344
2028	225
Thereafter	804
$5,815
Less: interest	(263)
Present value of lease liabilities	$5,552

As of July 30, 2023, the weighted average remaining lease term and discount rate for our operating leases follows:

July 30, 2023
Weighted average lease term (in years)	3.83
Weighted average discount rate	3.49%

17. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the consolidated financial position, consolidated results of operations, or consolidated cash flows of the company.

Accounts Payable – Capital Expenditures

As of July 30, 2023, July 31, 2022, and April 30, 2023, we had amounts due regarding capital expenditures totaling $257,000, $346,000, and $56,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of July 30, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.0 million.

18. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of July 30, 2023, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 30, 2023, the company’s statutory surplus reserve was $4.1 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.1 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

We did not repurchase any shares of common stock during the three-month periods ending July 30, 2023 and July 31, 2022, respectively.

As of July 30, 2023, $3.2 million is available for additional repurchases of our common stock.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Finally, disruption in our customers’ supply chains for non-fabric components may cause declines in new orders and/or delayed shipping of existing orders while our customers wait for other components, which could adversely affect our financial results. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three months ended July 30, 2023, and July 31, 2022, both represent 13-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric operations located in Stokesdale, NC, Quebec, Canada, and Ouanaminthe, Haiti.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China, and Burlington, NC. During the third quarter of fiscal 2022, we commenced operation of a new leased facility located in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. However, due to a decline in demand, we (i) terminated the agreement to lease this new facility during the third quarter of fiscal 2023, (ii) relocated a scaled-down upholstery cut and sew operation into our existing mattress cover facility located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023, and (iii) discontinued the production of cut and sewn upholstery kits in Haiti in the latter part of the first quarter of fiscal 2024. (See Note 9 to the consolidated financial statements for further details.)

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

Results of Operations

	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022	Change
Net sales	$56,662	$62,604	(9.5)%
Gross profit	7,085	4,128	71.6%
Gross margin	12.5%	6.6%	591bp
Selling, general, and administrative expenses	9,829	8,866	10.9%
Restructuring expense	338	—	100.0%
Loss from operations	(3,082)	(4,738)	(35.0)%
Operating margin	(5.4)%	(7.6)%	213bp
Loss before income taxes	(2,641)	(4,803)	(45.0)%
Income tax expense	701	896	(21.8)%
Net loss	(3,342)	(5,699)	(41.4)%

Net Sales

Overall, our net sales for the first quarter of fiscal 2024 decreased by 9.5% compared with the same period a year ago, with mattress fabrics sales decreasing 0.5% and upholstery fabrics sales decreasing 17.4%.

Net sales in our mattress fabrics segment for the first quarter of fiscal 2024, while relatively flat as compared with the prior year period, reflect ongoing demand softness in the domestic mattress industry. The decrease in net sales for our upholstery fabrics segment reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry. This decrease in net sales was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year period.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the first quarter of fiscal 2024 was $(2.6) million, compared with loss before income taxes of $(4.8) million for the prior-year period.

Operating performance for the first quarter of fiscal 2024, as compared to the prior-year period, was positively affected by new products priced in line with current costs; improvement in operating efficiencies and lower overhead costs in both our mattress fabrics and upholstery fabrics segment; a greater contribution from hospitality fabrics and Read in our upholstery fabrics segment; and a more favorable foreign exchange rate associated with our upholstery fabric operations in China. These factors were partially offset by margin pressures due to lower sales and higher SG&A expense during the period.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ended July 30, 2023, compared with income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ended July 31, 2022.

Our consolidated effective income tax rates during the first quarter of fiscal 2024 and the first quarter of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first quarters of fiscal 2024 and 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, as our $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024 was much lower than the $(7.2) million U.S. pre-tax loss incurred during the first quarter of fiscal 2023.

The effective income tax rate was higher during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, as income tax expense during the first quarter of fiscal 2024 was based on a lower consolidated pre-tax loss during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. The decrease in consolidated pre-tax loss totaling $(2.6) million during the first quarter of fiscal 2024, compared with $(4.8) million during the first quarter of fiscal 2023, pertained to a decrease in our U.S. pre-tax loss totaling $(3.3) million during the first quarter of fiscal 2024, compared with $(7.2) million during the first quarter of fiscal 2023.

Refer to Note 14 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of July 30, 2023, our cash and cash equivalents (collectively, “cash”) totaled $16.8 million, a decrease of $4.2 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(4.4) million and capital expenditures related to our mattress fabrics segment totaling $(513,000), partially offset by proceeds from the sale of our rabbi trust investments totaling $780,000 to fund withdrawals from our deferred compensation plan for certain retired employees.

Our net cash used in operating activities was $(4.4) million during the first quarter of fiscal 2024, a decrease of $9.7 million compared with net cash provided by operating activities of $5.3 million during the first quarter of fiscal 2023. This trend mostly reflects (i) an increase in accounts payable during the first quarter of fiscal 2023 primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during this period, and this increase in accounts payable did not recur during the first quarter of fiscal 2024; (ii) a decrease in accounts payable due to the 9.5% decline in net sales during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023; (iii) annual incentive payments made during the first quarter of fiscal 2024, which payments did not occur during the first quarter of fiscal 2023; (iv) payments to certain retired employees totaling $780,000 for withdrawals from our deferred compensation plan during the first quarter of fiscal 2024; partially offset by (v) a decrease in accounts receivable due to the decline in net sales noted in (ii) above.

As of July 30, 2023, there were no outstanding borrowings under our lines of credit.

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

We did not repurchase any shares of common stock during the three-month periods ending July 30, 2023, or July 31, 2022, respectively. As a result, as of July 30, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the second quarter of fiscal 2024.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022	Change
Net sales	$29,222	$29,371	(0.5)%
Gross profit (loss)	1,994	(37)	N.M.
Gross profit margin	6.8%	(0.1)%	695bp
Selling, general, and administrative expenses	3,393	2,885	17.6%
Loss from operations	(1,398)	(2,921)	(52.1)%
Operating margin	(4.8)%	(9.9)%	516bp

Net Sales

Mattress fabrics sales decreased 0.5% during the first quarter of fiscal 2024 compared to the prior-year period.

While mattress fabrics net sales were relatively flat as compared to the prior-year period, sales were affected by ongoing demand softness in the domestic mattress industry. We believe this softness is primarily due to inflationary pressures affecting discretionary consumer spending, as well as a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic.

During the first quarter, we maintained our focus on executing our product-driven strategy with an ongoing emphasis on innovation, design creativity, and customer relationships. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey continued to support the evolving needs of our mattress fabrics and cover customers during the period. We also continued to diligently manage the aspects of our business we can control, taking necessary steps to withstanding current market conditions and position our business for renewed growth. This includes the ongoing execution of a comprehensive business transformation plan focused on long-term improvement in areas that include quality, sales, marketing, and operational processes; supply chain optimization; employee engagement; and organizational structure. With new leadership and a restructured management team, we believe this plan will lay the foundation for steady, sequential improvement in this business. Although the speed of this improvement will be affected by overall industry trends, we believe our market position is strengthening, and we are optimistic about additional program launches expected during the calendar 2023 year.

Looking ahead, we expect the current macro-economic environment will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products. We expect these conditions are likely to affect our results through at least the second quarter of fiscal 2024. Additionally, the potential ongoing impacts of Russia’s invasion of Ukraine, as well as possible economic and health effects from additional surges in the coronavirus, remain unknown and depend on factors beyond our knowledge or control. Either of these situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

The decrease in this segment’s operating loss during the first quarter of fiscal 2024, as compared to the prior-year period, was primarily due to new placements priced in line with current costs, improvement in operating efficiencies, and lower costs resulting from the restructuring and rationalization of our cut and sew mattress cover platform in North Carolina initiated during the second quarter of fiscal 2023, partially offset by higher SG&A expense.

We expect the ongoing industry softness affecting sales volumes will affect profitability through at least the second quarter of fiscal 2024, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to improve operational efficiencies and control internal costs, as well as our continued roll out of new products priced in line with current costs. We will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Accounts receivable, net	$11,058	$12,382	$12,396
Inventory	24,579	36,471	25,674
Property, plant & equipment	32,792	37,354	33,749
Right of use assets	2,139	3,232	2,308
	$70,568	$89,439	$74,127

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 30, 2023, accounts receivable decreased by $1.3 million, or 10.7%, compared with July 31, 2022. This decrease mostly reflects faster cash collections, as we had a favorable mix of higher sales volume with larger customers with shorter credit terms during the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023. As a result, days’ sales outstanding decreased to 34 days during the first quarter of fiscal 2024, a decrease from 38 days during the first quarter of fiscal 2023.

As of July 30, 2023, accounts receivable decreased by $1.3 million, or 10.8%, compared with April 30, 2023. This decrease primarily reflects faster cash collections, as we had a favorable mix of higher sales volume with major customers with shorter credit terms during the first quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. As a result, days’ sales outstanding decreased to 34 days during the first quarter of fiscal 2024, a decrease from 37 days during the fourth quarter of fiscal 2023. In addition, the decrease in accounts receivable is attributable in part to a decrease in net sales during the first quarter of fiscal 2024, compared with the fourth quarter of fiscal 2023. Net sales for the first quarter of fiscal 2024 were $29.2 million, a decrease of 4.8% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory

As of July 30, 2023, inventory significantly decreased by $11.9 million, or 32.6%, compared with July 31, 2022. This trend reflects (i) an increase in inventory purchases during the latter half of fiscal 2022 to protect against supply chain disruptions in support of our customers, which increase did not occur during the last nine months of fiscal 2023 or the first quarter of fiscal 2024; (ii) a significant decline in net sales during the last nine months of fiscal 2023, as evidenced by a 27.1% decline in net sales during fiscal 2023, as compared with fiscal 2022; (iii) $2.1 million of net non-cash charges recorded during the second quarter of fiscal 2023 through the first quarter of fiscal 2024, which includes $2.9 million related to a write down of inventory to its net realizable value during the second quarter of fiscal 2023, partially offset by $792,000 related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory; and (iv) aggressive promotional programs to reduce aged raw materials and finished goods inventory commencing in the second quarter of fiscal 2023 and continuing through the first quarter of fiscal 2024.

As of July 30, 2023, inventory modestly decreased by $1.1 million, or 4.3%, compared with April 30, 2023. This decrease is primarily due to a decrease in net sales during the first quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the first quarter of fiscal 2024 were $29.2 million, a decrease of 4.8% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.4 for the first quarter of fiscal 2024, compared with 3.1 for the first quarter of fiscal 2023 and 4.4 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of July 30, 2023, property, plant, and equipment has steadily decreased due to reduced capital spending stemming from the current and expected macro-economic conditions and our strategic focus on limited capital projects that will increase efficiencies and improve the quality of our products.

The $32.8 million as of July 30, 2023, represents property, plant, and equipment of $22.1 million, $10.1 million, and $594,000 located in the U.S., Canada, and Haiti, respectively. The $37.4 million as of July 31, 2022, represents property, plant, and equipment of $24.7 million, $11.9 million, and $718,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

As of July 30, 2023, right of use assets have decreased due to rent expense incurred over the terms of existing lease agreements, as well as the termination of two lease agreements related to the closure of our mattress fabric cover operation located in High Point, NC, during fiscal 2023.

The $2.1 million as of July 30, 2023, represents right of use assets of $1.4 million and $720,000 located in Haiti and Canada, respectively. The $3.2 million as of July 31, 2022, represents right of use assets of $1.9 million, $1.1 million, and $228,000 located in Haiti, the U.S., and Canada, respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	July 30, 2023		July 31, 2022		% Change
Non-U.S. Produced	$24,633	90%	$31,441	95%	(21.7)%
U.S. Produced	2,807	10%	1,792	5%	56.6%
Total	$27,440	100%	$33,233	100%	(17.4)%

Upholstery fabrics sales decreased 17.4% in the first quarter of fiscal 2024 compared to the prior-year period, which was an especially strong sales period due to a lift in sales following pandemic-related shutdowns in China.

The decrease in upholstery fabrics net sales reflects ongoing softness in the residential home furnishings industry, where demand remains pressured by a challenging macro-economic environment. The resulting decrease in residential fabric sales was partially mitigated by higher sales in our hospitality/contract fabric business, as compared to the prior-year period.

Looking ahead, we expect that softness in the residential home furnishings industry may affect demand for our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, as well as our flexible Asian platform and our long-term supplier relationships.

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

Gross Profit, Selling, General & Administrative Expenses, and Income from Operations

	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022	Change
Gross profit	5,270	4,165	26.5%
Gross margin	19.2%	12.5%	671bp
Selling, general, and administrative expenses	3,941	3,622	8.8%
Restructuring expense	338	—	100.0%
Income from operations	1,328	542	145.0%
Operating margin	4.8%	1.6%	324bp

The increase in upholstery fabrics profitability for the first quarter of fiscal 2024, as compared to the prior-year period, primarily reflects a higher contribution from our hospitality/contract fabrics and Read business; lower costs resulting from the restructuring of our upholstery cut and sewn platforms during earlier periods; and a more favorable foreign exchange rate associated with our operations in China. These factors were partially offset by lower residential fabric sales and higher SG&A expense during the period.

Based on continued demand softness for residential upholstery kits, we took action during the quarter to discontinue production of cut and sewn upholstery kits in Haiti and leverage the strength and efficiency of our Asian platform. This step, which follows an earlier rationalization of this platform in fiscal 2023, resulted in $517,000 in restructuring related charges and restructuring expense during the quarter, of which $338,000 is restructuring expense reflected in the table above, while $179,000 is recorded as markdowns of inventory and reflected in cost of sales (see further discussion below). We took this initiative to further reduce our cost structure and avoid losses that would have otherwise been incurred, while continuing to support customers through our Asian supply chain.

Looking ahead, the residential home furnishings industry remains under pressure due to shifting consumer spending trends and inflation affecting overall consumer spending. As a result, we expect lower sales volumes in our residential business will continue to affect our profitability. However, for fiscal 2024, we expect to benefit from our discontinuation of production of cut and sewn upholstery kits in Haiti; improved inventory management; a solid hospitality/contract fabric business; and improvement in our Read business. We will also continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activity

During the third and fourth quarters of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti and in turn, moved its production of cut and sewn upholstery kits to an existing facility leased by CHF Haiti. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of Culp, Inc. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of cut and sewn upholstery kits in Haiti during the latter part of the quarter.

The following summarizes our restructuring expense and restructuring related charges from the above restructuring activity for the three months ending July 30, 2023:

Three Months Ended
(dollars in thousands)	July 30, 2023
Employee termination benefits	$101
Impairment loss - equipment	237
Loss on disposal and markdowns of inventory	179
Restructuring expense and restructuring related charges (1)	$517

(1) Of the total $517,000, $338,000 and $179,000 was recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending July 30, 2023.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
Accounts receivable, net	$11,554	$12,430	$12,382
Inventory	19,238	27,278	19,406
Property, plant & equipment	1,491	2,271	1,671
Right of use assets	2,237	7,520	2,618
	$34,520	$49,499	$36,077

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 30, 2023, accounts receivable decreased by $876,000, or 7.0%, compared with July 31, 2022. This trend reflects the decrease in net sales of 17.4% during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, as described in the Net Sales section above. However, this decrease was partially offset by the timing of payments from a significant customer, which payments were received prior to the end of our first quarter in fiscal 2023, but were not received until after the end of the first quarter in fiscal 2024. As a result, days’ sales outstanding for this segment increased to 35 days for the first quarter of fiscal 2024, compared with 30 days for the first quarter of fiscal 2023.

As of July 30, 2023, accounts receivable decreased by $828,000, or 6.7%, compared with April 30, 2023. This trend reflects a decrease in net sales of 10.7% during the first quarter of fiscal 2024, compared with the fourth quarter of fiscal 2023. Net sales for the first quarter of fiscal 2024 were $27.4 million, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023. In addition, this decrease was partially offset by slower cash collections, and, as a result, days’ sales outstanding moderately increased to 35 days for the first quarter of fiscal 2024, compared with 33 days for the fourth quarter of fiscal 2023.

Inventory

As of July 30, 2023, inventory decreased by $8.0 million, or 29.5%, compared with July 31, 2022. This trend reflects (i) a decrease in net sales of 17.4% during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, as described in the Net Sales section above; (ii) $1.7 million of non-cash charges recorded during the second quarter of fiscal 2023 through the first quarter of fiscal 2024, which includes $1.4 million related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory and $278,000 for additional markdowns of inventory associated with the restructuring activities for our discontinued production of cut and sewn upholstery kits in Haiti and China; and (iii) aggressive promotional programs to reduce aged raw materials and finished goods inventory commencing in the second quarter of fiscal 2023 and continuing through the first quarter of fiscal 2024.

As of July 30, 2023, inventory levels were comparable with April 30, 2023. This trend reflects management's ability to maintain a consistent level of inventory during the first quarter of fiscal 2024, taking into account current and expected future demand trends and any changes in our global supply chain.

Inventory turns were 4.4 for the first quarter of fiscal 2024, compared with 3.8 for the first quarter of fiscal 2023 and 4.8 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of July 30, 2023, property, plant, and equipment steadily decreased compared with July 31, 2022, and April 30, 2023, due to a reduction in capital spending as a result of current and expected macro-economic conditions.

The $1.5 million as of July 30, 2023, represents property, plant, and equipment of $1.0 million, $327,000, and $159,000 located in the U.S., Haiti, and China, respectively. The $2.3 million as of July 31, 2022, represents property, plant, and equipment of $1.1 million, $988,000, and $232,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.

Right of Use Assets

As of July 30, 2023, right of use assets decreased compared with July 31, 2022, and April 30, 2023. This decrease mostly resulted from (i) a six-month forgiveness of rent payments associated with COVID-19 relief permitted by the Chinese government for all of our leased facilities located in Shanghai, China; (ii) the termination of a building lease agreement in connection with the exit from our cut and sew upholstery fabrics operation located in Shanghai, China; (iii) the termination of a building lease agreement in connection with the discontinuance of our cut and sew upholstery fabrics operation located in Ouanaminthe, Haiti; and (iv) rent expense incurred over the terms of the existing respective lease agreements.

The $2.2 million as of July 30, 2023, represents right of use assets of $1.2 million and $977,000 located in China and the U.S., respectively. The $7.5 million as of July 31, 2022, represents right of use assets of $3.4 million, $2.5 million, and $1.6 million located in China, Haiti, and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million, located in China and the U.S., respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 30, 2023	July 31, 2022	% Change
SG&A expenses	$9,829	$8,866	10.9%
Interest income	345	17	N.M.
Other (income) expense	(96)	82	(217.1)%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, is due to a variety of factors, including (i) wage inflation; (ii) higher incentive compensation expense that relates to annual bonuses, reflecting favorable financial results in relation to pre-established targets; (iii) higher professional and consulting fees; (iv) an increase in provision for bad debts reflecting current unfavorable macro-economic conditions relating to furniture and bedding products; and (v) an increase in sampling expense driven by new product roll outs in both business segments.

Interest Income

The increase in interest income is due primarily to higher market interest rates during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023.

Other (Income) Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The change in other income during the first quarter of fiscal 2024, as compared with other expense during the first quarter of fiscal 2023, is due mostly to more favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts during first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023. During the first quarter of fiscal 2024, we reported foreign currency exchange gains associated with our operations located in China totaling $451,000, compared with $182,000 during the first quarter of fiscal 2023.

The $451,000 foreign currency exchange gain related to our operations in China was mostly non-cash, and was partially offset by $280,000 of income tax expense, which will increase our income tax payments and withholding tax payments associated with future earnings and profits repatriated from our operations located in China to the company's U.S. parent. The income tax expense of $280,000 was associated with taxable foreign currency exchange gains based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ending July 30, 2023, compared with income tax expense of $896,000, or (18.7%) of loss before income taxes, for the three-month period ending July 31, 2022.

Our effective income tax rates for the three-month periods ended July 30, 2023, and July 31, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended July 30, 2023, and July 31, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 30, 2023, and July 31, 2022:

	July 30,	July 31,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(34.1)	(35.4)
Withholding taxes associated with foreign jurisdictions	(9.7)	(5.0)
Foreign income tax rate differential	(6.0)	2.7
Stock-based compensation	—	(2.1)
Tax effects of local currency foreign exchange gains (losses)	2.3	1.4
Other	—	(1.3)
	(26.5%)	(18.7%)

Our consolidated effective income tax rates during the first quarter of fiscal 2024 and the first quarter of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income comes from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first quarters of fiscal 2024 and 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, as our $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024 was much lower than the $(7.2) million U.S. pre-tax loss incurred during the first quarter of fiscal 2023.

During the first quarter of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(2.6) million, compared with $(4.8) million during the first quarter of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023.

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

As of July 30, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 30, 2023, July 31, 2022, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
U.S. federal and state net deferred income tax assets	$17,246	11,006	16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$19,576	13,336	18,675

Undistributed Earnings

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

Uncertain Income Tax Positions

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of July 30, 2023, July 31, 2022, and April 30, 2023, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction for the three months ending July 30, 2023, and July 31, 2022, respectively:

	July 30,	July 31,
(dollars in thousands)	2023	2022
China Income Taxes, Net of Refunds	$915	$548
Canada Income Taxes, Net of Refunds	197	82
	$1,112	$630

Future Liquidity

We are currently projecting annual cash income tax payments of approximately $3.2 million for fiscal 2024, compared with $2.3 million for fiscal 2023. Our estimated income tax payments for fiscal 2024 are management’s current projections only and can be affected by actual earnings from our foreign subsidiaries located in China and Canada versus annual projections; changes in the foreign exchange rates associated with our China operations in relation to the U.S. dollar; the timing of when we will repatriate earnings and profits from China and Canada; and the timing of when significant capital projects will be placed into service, which determines the deductibility of accelerated depreciation.

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2024 due to the immediate expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards that totaled $48.2 million as of April 30, 2023, which are projected to increase as a result of the significant U.S. loss carryforward we expect to generate during fiscal 2024.

As of July 30, 2023, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act, as follows: FY 2024 - $499,000; FY 2025 - $665,000; and FY 2026 - $831,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of July 30, 2023, we believe our cash of $16.8 million and the current availability under our revolving credit lines totaling $31.1 million (Refer to Note 10 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of July 30, 2023, our cash totaled $16.8 million, a decrease of $4.2 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(4.4) million, capital expenditures mostly associated with our mattress fabrics segment totaling $(513,000), partially offset by proceeds from the sale of rabbi trust investments totaling $780,000 to fund withdrawals from our deferred compensation plan for certain retired employees.

Our net cash used in operating activities was $(4.4) million during the first quarter of fiscal 2024, a decrease of $9.7 million compared with net cash provided by operating activities of $5.3 million during the first quarter of fiscal 2023. This trend mostly reflects (i) an increase in accounts payable during the first quarter of fiscal 2023 primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during this period, and this increase in accounts payable did not recur during the first quarter of fiscal 2024; (ii) a decrease in accounts payable due to the 9.5% decline in net sales during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023; (iii) annual incentive payments made during the first quarter of fiscal 2024, which payments did not occur during the first quarter of fiscal 2023; (iv) payments to certain retired employees totaling $780,000 for withdrawals from our deferred compensation plan during the first quarter of fiscal 2024; partially offset by (v) a decrease in accounts receivable due to the decline in net sales noted in (ii) above.

As of July 30, 2023, there were no outstanding borrowings under our lines of credit.

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

By Geographic Area

A summary of our cash by geographic area follows:

(dollars in thousands)	July 30, 2023	July 31, 2022	April 30, 2023
United States	$6,899	$11,552	$9,769
China	8,902	5,323	10,669
Canada	828	1,545	281
Haiti	174	445	236
Cayman Islands	9	9	9
	$16,812	$18,874	$20,964

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

We did not repurchase any shares of common stock during the three-month periods ending July 30, 2023, and July 31, 2022. As a result, as of July 30, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the second quarter of fiscal 2024.

Dividends

In June 2022, our board of directors suspended the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we do not expect to pay any dividends through at least the second quarter of fiscal 2023.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $38.7 million as of July 30, 2023, compared with $57.8 million as of July 31, 2022, and $39.2 million as of April 30, 2023. Operating working capital turnover was 5.0 during the first quarter of fiscal 2024, compared with 4.7 during the first quarter of fiscal 2023 and 4.6 during the fourth quarter of fiscal 2023.

Accounts Receivable

Accounts receivable was $22.6 million as of July 30, 2023, a decrease of $2.2 million, or 8.9%, compared with $24.8 million as of July 31, 2022. This decrease primarily reflects a decrease in net sales during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023. Net sales were $56.7 million during the first quarter of fiscal 2024, a decrease of $5.9 million, or 9.5%, compared with net sales of $62.6 million during the first quarter of fiscal 2023. Days’ sales outstanding were 35 days for the first quarter of fiscal 2024 and 34 days for the first quarter of fiscal 2023.

Accounts receivable was $22.6 million as of July 30, 2023, a decrease of $2.2 million, or 8.7%, compared with $24.8 million as of April 30, 2023. This decrease primarily reflects a decrease in net sales during the first quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $56.7 million during the first quarter of fiscal 2024, a decrease of $4.8 million, or 7.8%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023. Days’ sales outstanding were 35 days during both the first quarter of fiscal 2024 and the fourth quarter of fiscal 2023.

Inventory

As of July 30, 2023, inventory significantly decreased by $19.9 million, or 31.3%, compared with July 31, 2022. This trend reflects (i) an increase in inventory purchases related to the mattress fabrics segment during the latter half of fiscal 2022 to protect against supply chain disruptions in support of our mattress fabrics segment’s customers, which increase did not occur during the last nine months of fiscal 2023 or the first quarter of fiscal 2024; (ii) a significant decline in net sales during the last nine months of fiscal 2023, as evidenced by a 20.3% decline in net sales during fiscal 2023, as compared with fiscal 2022; (iii) $3.8 million of non-cash charges recorded during the second quarter of fiscal 2023 through the first quarter of fiscal 2024, which includes $2.9 million related to the mattress fabrics segment’s write downs of inventory to its net realizable value during the second quarter of fiscal 2023, $652,000 related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both our mattress fabrics and upholstery fabrics segments, and $278,000 for additional markdowns of inventory associated with the restructuring activities of our discontinued production of cut and sewn upholstery kits in Haiti and China; and (iv) aggressive promotional programs to reduce aged raw materials and finished goods inventory commencing in the second quarter of fiscal 2023 and continuing through the first quarter of fiscal 2024.

As of July 30, 2023, inventory decreased by $1.3 million, or 2.8%, compared with April 30, 2023. This decrease is primarily due to a decrease in net sales during the first quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the first quarter of fiscal 2024 were $56.7 million, a decrease of 7.8% compared with net sales of $61.4 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.5 for the first quarter of fiscal 2024, as compared with 3.6 for the first quarter of fiscal 2023 and 4.7 for the fourth quarter of fiscal 2023.

Accounts Payable - Trade

Accounts payable - trade was $26.5 million as of July 30, 2023, a decrease of $2.6 million, or 9.0%, compared with $29.1 million as of July 31, 2022. This decrease primarily reflects the decline in net sales during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023. Net sales were $56.7 million during the first quarter of fiscal 2024, a decrease of $5.9 million, or 9.5%, compared with net sales of $62.6 million during the first quarter of fiscal 2023.

Accounts payable - trade was $26.5 million as of July 30, 2023, a decrease of $3.0 million, or 10.1%, compared with $29.4 million as of April 30, 2023. This decrease reflects a decline in net sales during the first quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $56.7 million during the first quarter of fiscal 2024, a decrease of $4.8 million, or 7.8%, compared with net sales of $61.4 million during the first quarter of fiscal 2023.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of July 30, 2023, we did not have any outstanding borrowings associated with our revolving credit agreements. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 30, 2023, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first quarter of fiscal 2024 totaled $513,000 and mostly related to machinery and equipment associated with our mattress fabrics segment. Capital expenditures on a cash basis during the first quarter of fiscal 2023 totaled $711,000 and pertained to machinery and equipment associated with our former upholstery cut and sew operation located in Haiti, as well our mattress fabrics facility located in Canada.

Depreciation expense was $1.6 million during the first quarter of fiscal 2024, compared with $1.8 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For the remainder of fiscal 2024, our capital spending will be centered on our mattress fabrics segment, with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of July 30, 2023, we had amounts due regarding capital expenditures totaling $257,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $257,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of July 30, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $2.0 million.

Critical Accounting Policies and Recent Accounting Developments

As of July 30, 2023, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2023.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended April 30, 2023.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our annual report on Form 10-K for the year ended April 30, 2023.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

During fiscal 2023 and continuing through the first quarter of fiscal 2024, raw material costs started to decline due to lower oil prices and slowing global demand; however, higher costs and lower availability of labor remained challenging during fiscal 2023 and continuing through the first quarter of fiscal 2024.

Inflationary pressures also affected consumer spending during fiscal 2023 and through the first quarter of fiscal 2024, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand for our mattress fabrics and residential upholstery fabrics products during fiscal 2023 and during the first quarter of fiscal 2024.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the “Amended Agreement”) that established an asset-based revolving credit facility that required interest to be charged at a rate (applicable interest rate of 6.56% as of July 30, 2023) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate, as defined in the Amended Agreement. As of July 30, 2023, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of July 30, 2023, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies related to our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of July 30, 2023, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of July 30, 2023, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended July 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 30, 2023. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended July 30, 2023. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
May 1, 2023 to June 4, 2023	—	—	—	$3,248,094
June 5, 2023 to July 2, 2023	—	—	—	$3,248,094
July 3, 2023 to July 30, 2023	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

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

CULP, INC. (Registrant)

Date: September 8, 2023	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)