Form 10-Q
period 2023-10-29
CULP INC
filed 2023-12-08
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of December 6, 2023: 12,469,903

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended October 29, 2023

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED OCTOBER 29, 2023, AND OCTOBER 30, 2022

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	October 29,	October 30,
	2023	2022
Net sales	$58,725	$58,381
Cost of sales	(50,775)	(60,594)
Gross profit (loss)	7,950	(2,213)
Selling, general and administrative expenses	(10,045)	(9,103)
Restructuring expense	(144)	(615)
Loss from operations	(2,239)	(11,931)
Interest income	282	79
Other income	49	829
Loss before income taxes	(1,908)	(11,023)
Income tax expense	(516)	(1,150)
Net loss	$(2,424)	$(12,173)

Net loss per share - basic	$(0.19)	$(0.99)
Net loss per share - diluted	$(0.19)	$(0.99)
Average shares outstanding, basic	12,456	12,280
Average shares outstanding, diluted	12,456	12,280

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE SIX MONTHS ENDED OCTOBER 29, 2023, AND OCTOBER 30, 2022

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	SIX MONTHS ENDED
	October 29,	October 30,
	2023	2022
Net sales	$115,387	$120,985
Cost of sales	(100,352)	(119,071)
Gross profit	15,035	1,914
Selling, general and administrative expenses	(19,874)	(17,968)
Restructuring expense	(482)	(615)
Loss from operations	(5,321)	(16,669)
Interest income	627	96
Other income	145	747
Loss before income taxes	(4,549)	(15,826)
Income tax expense	(1,217)	(2,046)
Net loss	$(5,766)	$(17,872)

Net loss per share - basic	$(0.47)	$(1.46)
Net loss per share - diluted	$(0.47)	$(1.46)
Average shares outstanding, basic	12,394	12,259
Average shares outstanding, diluted	12,394	12,259

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 29, 2023, AND OCTOBER 30, 2022

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	October 29,	October 30,
	2023	2022
Net loss	$(2,424)	$(12,173)
Unrealized holding loss on investments, net of tax	(82)	(46)
Comprehensive loss	$(2,506)	$(12,219)

	SIX MONTHS ENDED
	October 29,	October 30,
	2023	2022
Net loss	$(5,766)	$(17,872)
Unrealized holding loss on investments, net of tax	(25)	(53)
Comprehensive loss	$(5,791)	$(17,925)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 29, 2023, OCTOBER 30, 2022, AND APRIL 30, 2023

UNAUDITED

(Amounts in Thousands)

	October 29,	October 30,	April 30,
	2023	2022	2023*
Current assets:
Cash and cash equivalents	$15,214	$19,137	$20,964
Short-term investments - rabbi trust	937	2,237	1,404
Accounts receivable, net	23,036	22,443	24,778
Inventories	44,465	52,224	45,080
Short-term note receivable	256	—	219
Current income taxes receivable	340	510	—
Other current assets	4,346	3,462	3,071
Total current assets	88,594	100,013	95,516
Property, plant and equipment, net	34,664	38,832	36,111
Right of use assets	6,874	11,609	8,191
Intangible assets	2,064	2,440	2,252
Long-term investments - rabbi trust	6,995	7,526	7,067
Long-term note receivable	1,596	—	1,726
Deferred income taxes	472	493	480
Other assets	901	717	840
Total assets	$142,160	$161,630	$152,183
Current liabilities:
Accounts payable - trade	$27,903	$24,298	$29,442
Accounts payable - capital expenditures	298	200	56
Operating lease liability - current	2,540	2,655	2,640
Deferred compensation - current	937	2,237	1,404
Deferred revenue	853	1,527	1,192
Accrued expenses	8,106	7,594	8,533
Accrued restructuring costs	—	33	—
Income taxes payable - current	998	969	753
Total current liabilities	41,635	39,513	44,020
Operating lease liability - long-term	2,431	4,194	3,612
Income taxes payable - long-term	2,055	2,629	2,675
Deferred income taxes	5,663	5,700	5,954
Deferred compensation - long-term	6,748	7,486	6,842
Total liabilities	58,532	59,522	63,103
Commitments and Contingencies (Notes 10, 16, and 17)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,469,903 at October 29, 2023; 12,293,762 at October 30, 2022, and 12,327,414 at April 30, 2023	624	615	616
Capital contributed in excess of par value	44,581	43,671	44,250
Accumulated earnings	38,429	57,843	44,195
Accumulated other comprehensive (loss) income	(6)	(21)	19
Total shareholders' equity	83,628	102,108	89,080
Total liabilities and shareholders' equity	$142,160	$161,630	$152,183

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 29, 2023, AND OCTOBER 30, 2022

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	October 29,	October 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,766)	$(17,872)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,251	3,489
Non-cash inventory (credits) charges	(2,001)	6,439
Amortization	193	214
Stock-based compensation	485	565
Deferred income taxes	(283)	(269)
Gain sale of equipment	(278)	(232)
Non-cash restructuring expenses	379	—
Foreign currency exchange gain	(697)	(1,168)
Changes in assets and liabilities:
Accounts receivable	1,644	(443)
Inventories	2,304	7,192
Other current assets	(1,355)	(728)
Other assets	(123)	58
Accounts payable – trade	(495)	6,027
Deferred revenue	(339)	1,007
Accrued restructuring costs	—	33
Accrued expenses and deferred compensation	(762)	1,254
Income taxes	(633)	601
Net cash (used in) provided by operating activities	(4,476)	6,167
Cash flows from investing activities:
Capital expenditures	(1,972)	(1,051)
Proceeds from the sale of equipment	309	465
Proceeds from note receivable	150	—
Proceeds from the sale of investments (rabbi trust)	986	46
Purchase of investments (rabbi trust)	(472)	(505)
Net cash used in investing activities	(999)	(1,045)
Cash flows from financing activities:
Common stock surrendered for withholding taxes payable	(146)	(33)
Payments of debt issuance costs	—	(206)
Net cash used in financing activities	(146)	(239)
Effect of exchange rate changes on cash and cash equivalents	(129)	(296)
(Decrease) increase in cash and cash equivalents	(5,750)	4,587
Cash and cash equivalents at beginning of year	20,964	14,550
Cash and cash equivalents at end of period	$15,214	$19,137

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 29, 2023

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 30, 2023 *	12,327,414	$616	$44,250	$44,195	$19	$89,080
Net loss	—	—	—	(3,342)	—	(3,342)
Stock-based compensation	—	—	322	—	—	322
Unrealized gain on investments	—	—	—	—	57	57
Immediately vested common stock award	16,616	1	(1)	—	—	—
Balance, July 30, 2023	12,344,030	$617	$44,571	$40,853	$76	$86,117
Net loss	—	—	—	(2,424)	—	(2,424)
Stock-based compensation	—	—	163	—	—	163
Unrealized loss on investments	—	—	—	—	(82)	(82)
Common stock issued in connection with the vesting of time-based restricted stock units	151,653	8	(8)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(25,780)	(1)	(145)	—	—	(146)
Balance, October 29, 2023	12,469,903	$624	$44,581	$38,429	$(6)	$83,628

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 30, 2022

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, May 1, 2022 *	12,228,629	$611	$43,143	$75,715	$32	$119,501
Net loss	—	—	—	(5,699)	—	(5,699)
Stock-based compensation	—	—	252	—	—	252
Unrealized loss on investments	—	—	—	—	(7)	(7)
Common stock issued in connection with the vesting of performance-based restricted stock units	913	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	32,199	2	(2)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(6,708)	—	(52)	—	—	(52)
Immediately vested common stock award	19,753	1	(1)	—	—	—
Balance, July 31, 2022	12,274,786	$614	$43,340	$70,016	$25	$113,995
Net loss	—	—	—	(12,173)	—	(12,173)
Stock-based compensation	—	—	313	—	—	313
Unrealized loss on investments	—	—	—	—	(46)	(46)
Common stock issued in connection with the vesting of performance-based restricted stock units	69	—	—	—	—	—
Common stock issued in connection with the vesting of time-based restricted stock units	600	—	—	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(20)	—	19	—	—	19
Immediately vested common stock award	18,327	1	(1)	—	—	—
Balance, October 30, 2022	12,293,762	$615	$43,671	$57,843	$(21)	$102,108

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

The company’s six-months ended October 29, 2023, and October 30, 2022, each represent 26-week periods.

2. Significant Accounting Policies

As of October 29, 2023, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2023.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first half of fiscal 2024.

Recently Issued Accounting Pronouncements

Effective November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Improvements to Reportable Segment Disclosures which enhances disclosure requirements to segment reporting including (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) that are included within each measure of segment profit or loss, (ii) other segment items by reportable segment as defined by ASU 2023-07, and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of each segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for public entities starting in annual periods beginning after December 15, 2023 (i.e., our fiscal 2025 annual report) and interim periods beginning after December 15, 2024 (i.e., first quarter of fiscal 2026 interim report). Management is currently evaluating the effects ASU 2023-07 will have on the notes to the consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Beginning balance	$342	$292
Provision for bad debts	228	49
Write-offs, net of recoveries	(29)	(53)
Ending balance	$541	$288

During the six-month periods ended October 29, 2023, and October 30, 2022, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $541,000 and $288,000 as of October 29, 2023, and October 30, 2022, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of October 29, 2023, October 30, 2022, or April 30, 2023.

A summary of the activity associated with deferred revenue follows:

	Six months ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Beginning balance	$1,192	$520
Revenue recognized on contract liabilities	(1,986)	(1,747)
Payments received for services not yet rendered	1,647	2,754
Ending balance	$853	$1,527

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$31,377	$24,194	$55,571
Services transferred over time	—	3,154	3,154
Total Net Sales	$31,377	$27,348	$58,725

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$60,599	$48,968	$109,567
Services transferred over time	—	5,820	5,820
Total Net Sales	$60,599	$54,788	$115,387

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 30, 2022:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$55,602	$61,406	$117,008
Services transferred over time	—	3,977	3,977
Total Net Sales	$55,602	$65,383	$120,985

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Raw materials	$8,433	$9,859	$7,908
Work-in-process	2,196	3,724	2,602
Finished goods	33,836	38,641	34,570
	$44,465	$52,224	$45,080

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory (credit) charge of $(1.3) million and $5.3 million for the three months ended October 29, 2023 and October 30, 2022, respectively. The non-cash inventory credit of $(1.3) million for the three months ended October 29, 2023 represented a $(1.2) million credit related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, as well as a credit of ($78,000) for the gain on disposal of inventory related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. The non-cash inventory charge of $5.3 million for the three months ended October 30, 2022 represented a $2.9 million write down of inventory to its net realizable value associated with our mattress fabrics segment, $2.3 million related to our inventory markdowns reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments and a $98,000 charge for the loss on disposal and markdowns of inventory related to our exit of our cut and sew upholstery fabrics operation located in Shanghai, China. Of the $(1.3) million non-cash inventory credit for the second quarter of fiscal 2024, $(801,000) and $(482,000) pertained to our mattress fabrics and upholstery fabrics segments, respectively. Of the $5.3 million non-cash inventory charge for the second quarter of 2023, $3.8 million and $1.5 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

We recorded a non-cash inventory (credit) charge of $(2.0) million and $6.4 million for the six months ended October 29, 2023, and October 30, 2022, respectively. The non-cash inventory credit of $(2.0) million for the six months ended October 29, 2023, represented a $(2.1) million credit related to adjustments made to our inventory markdown reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, partially offset by a net restructuring related charge of $101,000. This net restructuring related charge represents markdowns of inventory totaling $179,000 during the first quarter of fiscal 2024, partially offset by a gain on disposal of inventory totaling $78,000 during the second quarter of fiscal 2024, both of which related to the discontinuation of production of cut and sewn upholstery kits at our facility in Ouanaminthe, Haiti during the respective periods. The non-cash inventory charge of $6.4 million for the six months ended October 30, 2022, represented a $2.9 million write down of inventory to its net realizable value associated with our mattress fabrics segment, a $3.4 million charge related to markdowns of inventory estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, and a $98,000 charge related to the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China. Of the $(2.0) million non-cash inventory credit for the first half of fiscal 2024, $(1.5) million and $(453,000) pertained to our mattress fabrics and upholstery fabrics segments, respectively. Of the $6.4 million non-cash inventory charge for the first half of fiscal 2023, $4.2 million and $2.2 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

Mattress Fabrics Segment - Net Realizable Value

During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (8.7%) (excluding a non-cash inventory charge of $3.8 million disclosed above) during the second quarter of fiscal 2023, as compared with gross margin of 15.0% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand then shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand. Based on this evidence, management conducted a thorough review of its mattress fabrics inventory and, as a result, recorded a charge of $2.9 million within cost of sales to write down inventory to its net realizable value. This $2.9 million charge was based on management's best estimates of product sales prices, customer demand trends, and its plans to transition to new products.

Assessment

As of October 29, 2023, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the three months and six months ended October 29, 2023, other than the markdowns of inventory associated with our upholstery fabrics segment restructuring activity described more fully in Note 9 of the consolidated financial statements.

Based on the current unfavorable macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or its results. These differences could result in higher than expected markdowns of inventory, which could adversely affect the company’s results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Tradename	$540	$540	$540
Customer relationships, net	1,185	1,486	1,335
Non-compete agreement, net	339	414	377
	$2,064	$2,440	$2,252

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of October 29, 2023, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the second quarter of fiscal 2024.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Beginning balance, net	$1,335	$1,636
Amortization expense	(150)	(150)
Ending balance, net	$1,185	$1,486

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively. Accumulated amortization for these customer relationships was $1.9 million, $1.6 million, and $1.8 million as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

The remaining amortization expense for the next five fiscal years and thereafter are as follows: FY 2024 - $151,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; FY 2028 - $52,000; and thereafter - $102,000.

The weighted average amortization period for our customer relationships was 4.3 years as of October 29, 2023.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Beginning balance, net	$377	$452
Amortization expense	(38)	(38)
Ending balance, net	$339	$414

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively. Accumulated amortization for our non-compete agreement was $1.7 million, $1.6 million, and $1.6 million as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2024 - $38,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement was 4.5 years as of October 29, 2023.

Impairment

As of October 29, 2023, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $18.1 million commencing in the second quarter of fiscal 2023, and continuing through the second quarter of fiscal 2024. We believe the significant decline in profitability for the mattress fabrics segment stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the sum of the undiscounted future cash flows of the asset group. The carrying amount of the Mattress Asset Group totaled $35.5 million, which relates to property, plant, and equipment of $32.8 million, right of use assets of $2.0 million, customer relationships of $332,000, and a non-compete agreement of $339,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined no impairment associated with the Mattress Asset Group existed as of October 29, 2023.

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

Pursuant to the terms of the original lease agreement (the “Original Lease”), CUF Haiti was required to pay in advance $2.8 million for the full amount of rent due prior to the commencement of the Original Lease, with the initial lease term set to expire on December 31, 2029. Pursuant to the terms of the Termination Agreement, the Original Lease was formally terminated when CUF

Haiti vacated and returned possession of the leased facility to the lessor. After CUF Haiti vacated and returned possession of the leased facility, a third party (the “Lessee”) took possession of this facility, and the Lessee agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023, and ending on December 31, 2029, based on the terms stated in the Termination Agreement. In connection with Termination Agreement, an affiliate of the Lessee has guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti has been fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

As of the end of our third quarter of fiscal 2023, the gross carrying amount of the note receivable totaling $2.4 million was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the Termination Agreement. Consequently, since the fair value of the note receivable was less than its carrying amount, we recorded a restructuring charge of $434,000 during the third quarter of fiscal 2023 to reduce the note receivable’s carrying amount to its reported fair value.

We used an interest rate of 6.0% to determine the present value of the future discounted cash flows, which was based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 11 for further explanation of the fair value hierarchy).

The following table represents the remaining future principal payments as of October 29, 2023:

(dollars in thousands)
2024	$180
2025	360
2026	360
2027	360
2028	360
Thereafter	600
Undiscounted value of note receivable	$2,220
Less: unearned interest income	(368)
Present value of note receivable	$1,852

As of October 29, 2023, we believe there is no expected credit loss related to the collectibility of our note receivable, as the Lessee has made all required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Compensation, commissions and related benefits	$4,540	$4,489	$5,800
Other accrued expenses	3,566	3,105	2,733
	$8,106	$7,594	$8,533

9. Upholstery Fabrics Segment Restructuring

Ouanaminthe, Haiti

During the third quarter of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti and, in turn, moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. (“CHF Haiti”) during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sew kits in Haiti.

The following summarizes our restructuring expense and restructuring related (credits) charges from the restructuring activities associated with our upholstery fabrics operations located in Haiti for the three months and six months ending October 29, 2023:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 29, 2023	October 29, 2023
Employee termination benefits	$2	$103
Impairment loss - equipment	142	379
(Gain) loss on disposal and markdowns of inventory	(78)	101
Restructuring expense and restructuring related (credits) charges (1) (2)	$66	$583

(1) Of the total $66,000, $144,000 and ($78,000) were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 29, 2023.

(2) Of the total $583,000, $482,000 and $101,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 29, 2023.

The restructuring activity related to the discontinuation of production of upholstery cut and sew kits in Haiti was completed as of October 29, 2023. As a result of our strategic decision to discontinue this production, we incurred a cumulative amount of $1.4 million in restructuring expense and restructuring related charges.

The following summarizes the activity in accrued restructuring costs for the six-month period ending October 29, 2023:

	Employee
	Termination
(dollars in thousands)	Benefits	Total
Beginning balance	$—	$—
Expenses incurred	103	103
Payments	(103)	(103)
Ending balance	$—	$—

Shanghai, China

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was taken in order to adjust our operating costs to better align with the declining customer demand for cut and sewn products.

The following summarizes our restructuring expense and restructuring related charges from the restructuring activities associated with our upholstery fabrics operations located in China for the three months and six months ending October 29, 2022:

Three and Six Months Ended
(dollars in thousands)	October 30, 2022
Employee termination benefits	$468
Loss on disposal and markdowns of inventory	98
Loss on disposal of equipment	80
Lease termination costs	47
Other associated costs	20
Restructuring expense and restructuring related charges (3)	$713

(3) Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month and six-month periods ending October 30, 2022.

The following summarizes the activity in accrued restructuring costs for the three-month and six-month periods ending October 30, 2022:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$—	$—	$—	$—
Accrual established in fiscal 2023	468	47	—	515
Expenses incurred	—	—	20	20
Payments	(468)	(16)	(18)	(502)
Ending balance	$—	$31	$2	$33

The restructuring activity related to the discontinuation of operations of the upholstery cut and sew kits in China was completed in the third quarter of fiscal 2023.

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

Overall

Effective January 19, 2023, interest was charged under the ABL Credit Agreement at a rate (applicable interest rate of 6.80% and 6.30% as of October 29, 2023 and April 30, 2023, respectively) calculated using the Applicable Margin over SOFR based on the company’s excess availability under the ABL Facility, as defined in the ABL Credit Agreement. Under the Amended Agreement, interest was charged at a rate (4.38% as of October 30, 2022) calculated using the Applicable Margin over SOFR based on the ratio of company’s consolidated debt to consolidated EBITDA, as defined in the Amended Agreement.

There were $535,000, $275,000, and $275,000 of outstanding letters of credit provided by the ABL Credit Agreement and the Amended Agreement, as applicable, as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively. As of October 29, 2023, we had $465,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under either the ABL Credit Agreement or the Amended Credit Agreement, as applicable, as of October 29, 2023, October 30, 2022, or April 30, 2023, respectively.

As of October 29, 2023, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $26.2 million.

Revolving Credit Agreement – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 35 million RMB ($4.8 million USD as of October 29, 2023). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. This agreement is set to expire on October 24, 2024. Our borrowing capacity of 35 million RMB is restricted to certain consolidated net sales and consolidated profitability requirements as defined in the agreement. These requirements relate to our total consolidated Culp Inc. entity as a whole. Currently, Culp Inc. does not meet the consolidated net sales and consolidated profitability requirements set forth in the agreement, therefore, we cannot borrow under this agreement.

There were no borrowings outstanding under this agreement as of October 29, 2023, October 30, 2022, or April 30, 2023, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 29, 2023, we complied with our financial covenants.

No interest payments were made during the first half of fiscal 2024. Interest paid during the first half of fiscal 2023 totaled $8,000.

11. Fair Value

Accounting Standard Codification ("ASC") Topic 820, Fair Value Measurement establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of October 29, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,060	N/A	N/A	$7,060
Growth Allocation Mutual Funds	560	N/A	N/A	560
Moderate Allocation Mutual Fund	46	N/A	N/A	46
Other	266	N/A	N/A	266

	Fair value measurements as of October 30, 2022, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$9,089	N/A	N/A	$9,089
Growth Allocation Mutual Funds	438	N/A	N/A	438
Moderate Allocation Mutual Fund	77	N/A	N/A	77
Other	159	N/A	N/A	159

	Fair value measurements as of April 30, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,649	N/A	N/A	$7,649
Growth Allocation Mutual Funds	528	N/A	N/A	528
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	208	N/A	N/A	208

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants of our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of October 29, 2023, our investments associated with the Trust totaled $7.9 million, of which $937,000 and $7.0 million were classified as short-term and long-term, respectively. As of October 30, 2022, our investments associated with the Trust totaled $9.8 million, of which $2.2 million and $7.6 million were classified as short-term and long-term, respectively. As of April 30, 2023, our investments associated with the Trust totaled $8.5 million, of which $1.4 million and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized loss of $6,000, an accumulated unrealized loss of $21,000, and an accumulated unrealized gain of $19,000 as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

The fair value of our investments associated with the Trust approximates their cost basis.

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

Weighted average shares used in the computation of basic and diluted net loss per share were 12,456,000 and 12,280,000 for the three months ending October 29, 2023, and October 30, 2022, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three months ended
(in thousands)	October 29, 2023	October 30, 2022
antidilutive effect from decrease in the price per share of our common stock	11	42
antidilutive effect from net loss incurred during the fiscal year	136	35
total unvested shares of common stock not included in computation of diluted net loss per share	147	77

Weighted average shares used in the computation of basic and diluted net loss per share were 12,394,000 and 12,259,000 for the six months ending October 29, 2023, and October 30, 2022, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Six months ended
(in thousands)	October 29, 2023	October 30, 2022
antidilutive effect from decrease in the price per share of our common stock	20	38
antidilutive effect from net loss incurred during the fiscal year	105	47
total unvested shares of common stock not included in computation of diluted net loss per share	125	85

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

Statements of operations for our operating segments are as follows:

	Three months ended
	October 29, 2023	October 30, 2022
net sales by segment:
mattress fabrics	$31,377	$26,230
upholstery fabrics	27,348	32,151
net sales	$58,725	$58,381
gross profit (loss):
mattress fabrics	$2,483	$(6,057)
upholstery fabrics	5,389	3,942
segment gross profit (loss):	7,872	(2,115)
restructuring related credit (charge) (1)	78	(98)
gross profit (loss)	$7,950	$(2,213)
selling, general, and administrative expenses by segment:
mattress fabrics	$3,419	$2,945
upholstery fabrics	3,998	3,680
unallocated corporate expenses	2,628	2,478
selling, general, and administrative expenses	$10,045	$9,103
(loss) income from operations by segment:
mattress fabrics	$(936)	$(9,002)
upholstery fabrics	1,391	262
unallocated corporate expenses	(2,628)	(2,478)
total segment loss from operations	$(2,173)	$(11,218)
restructuring related credit (charge) (1)	78	(98)
restructuring expense (2)	(144)	(615)
loss from operations	$(2,239)	$(11,931)
interest income	282	79
other income	49	829
loss before income taxes	$(1,908)	$(11,023)

(1) Gross profit and loss from operations for the three months ending October 29, 2023, includes restructuring related credits of $78,000 for the gain on disposal of inventory related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. Gross loss and loss from operations for the three months ending October 30, 2022, includes restructuring related charges totaling $98,000 for loss on disposal and markdowns of inventory associated with the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China.

(2) Restructuring expense of $144,000 for the three months ended October 29, 2023, represents a $142,000 impairment charge related to equipment and $2,000 of employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. Restructuring expense of $615,000 for the three-months ended October 30, 2022, represents $468,000 for employee termination benefits, $80,000 related to a loss on disposal of equipment, $47,000 for lease termination costs, and $20,000 of other associated costs related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.

	Six months ended
	October 29, 2023	October 30, 2022
net sales by segment:
mattress fabrics	$60,599	$55,602
upholstery fabrics	54,788	65,383
net sales	$115,387	$120,985
gross profit (loss):
mattress fabrics	$4,477	$(6,093)
upholstery fabrics	10,659	8,105
total segment gross profit	$15,136	$2,012
restructuring related charge (1)	(101)	(98)
gross profit	$15,035	$1,914
selling, general, and administrative expenses by segment:
mattress fabrics	$6,811	$5,829
upholstery fabrics	7,939	7,302
unallocated corporate expenses	5,124	4,837
selling, general, and administrative expenses	$19,874	$17,968
(loss) income from operations by segment:
mattress fabrics	$(2,334)	$(11,922)
upholstery fabrics	2,720	803
unallocated corporate expenses	(5,124)	(4,837)
total segment loss from operations	$(4,738)	$(15,956)
restructuring related charge (1)	(101)	(98)
restructuring expense (2)	(482)	(615)
loss from operations	$(5,321)	$(16,669)
interest income	627	96
other income	145	747
loss before income taxes	$(4,549)	$(15,826)

(1) Gross profit and loss from operations for the six months ending October 29, 2023, includes a net restructuring related charge of $101,000, which represents a markdown of inventory totaling $179,000 during the first quarter of fiscal 2024, partially offset by a gain on disposal of inventory totaling $78,000 during the second quarter of fiscal 2024, both of which related to the discontinuation of production of cut and sewn upholstery kits at our facility located in Ouanaminthe, Haiti. Gross profit and loss from operations for the six months ending October 30, 2022 includes restructuring related charges totaling $98,000 for loss on disposal and markdowns of inventory associated with the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China.

(2) Restructuring expense of $482,000 for the six months ended October 29, 2023, represents a $379,000 impairment charge associated with equipment and $103,000 for employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. Restructuring expense of $615,000 for the six-months ended October 30, 2022, represents $468,000 for employee termination benefits, $80,000 related to a loss on disposal of equipment, $47,000 for lease termination costs, and $20,000 of other associated costs related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.

Balance sheet information for our operating segments follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Segment assets:
Mattress Fabrics:
Accounts receivable, net	$11,303	$8,700	$12,396
Inventory	27,195	30,300	25,674
Property, plant and equipment (1)	32,862	35,853	33,749
Right of use assets (2)	1,969	2,087	2,308
Total mattress fabrics assets	73,329	76,940	74,127
Upholstery Fabrics:
Accounts receivable, net	11,733	13,743	12,382
Inventory	17,270	21,924	19,406
Property, plant and equipment (3)	1,175	2,150	1,671
Right of use assets (4)	1,992	5,898	2,618
Total upholstery fabrics assets	32,170	43,715	36,077
Total segment assets	105,499	120,655	110,204
Non-segment assets:
Cash and cash equivalents	15,214	19,137	20,964
Short-term investments - rabbi trust	937	2,237	1,404
Short-term note receivable	256	—	219
Current income taxes receivable	340	510	—
Other current assets	4,346	3,462	3,071
Long-term note receivable	1,596	—	1,726
Deferred income taxes	472	493	480
Property, plant and equipment (5)	627	829	691
Right of use assets (6)	2,913	3,624	3,265
Intangible assets	2,064	2,440	2,252
Long-term investments - rabbi trust	6,995	7,526	7,067
Other assets	901	717	840
Total assets	$142,160	$161,630	$152,183

(1)
The $32.9 million as of October 29, 2023, represents property, plant, and equipment of $22.2 million, $10.0 million, and $661,000 located in the U.S., Canada, and Haiti, respectively. The $35.9 million as of October 30, 2022, represents property, plant, and equipment of $23.8 million, $11.4 million, and $679,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $2.0 million as of October 29, 2023, represents right of use assets of $1.3 million and $663,000 located in Haiti and Canada, respectively. The $2.1 million as of October 30, 2022, represents right of use assets of $1.8 million, $167,000, and $164,000 located in Haiti, Canada, and the U.S., respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

(3)
The $1.2 million as of October 29, 2023, represents property, plant, and equipment of $1.0 million and $140,000 located in the U.S. and China, respectively. The $2.2 million as of October 30, 2022, represents property, plant, and equipment of $1.0 million, $1.0 million, and $137,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.
(4)
The $2.0 million as of October 29, 2023, represents right of use assets of $1.2 million and $818,000 located in China and the U.S., respectively. The $5.9 million as of October 30, 2022, represents right of use assets of $2.5 million, $2.0 million, and $1.4 million located in Haiti, China, and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.
(5)
The $627,000, $829,000, and $691,000 as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively, represent property, plant, and equipment associated with unallocated corporate department and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.
(6)
The $2.9 million, $3.6 million, and $3.3 million as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Six months ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Capital expenditures (1):
Mattress Fabrics	$1,948	$267
Upholstery Fabrics	185	447
Unallocated Corporate	80	60
Total capital expenditures	$2,213	$774
Depreciation expense:
Mattress Fabrics	$2,922	$3,088
Upholstery Fabrics	329	401
Total depreciation expense	$3,251	$3,489
(1)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

14. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.2 million, or (26.8%) of loss before income taxes, for the six-month period ending October 29, 2023, compared with income tax expense of $2.0 million, or (12.9%) of loss before income taxes, for the six-month period ending October 30, 2022.

Our effective income tax rates for the six-month periods ended October 29, 2023, and October 30, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended October 29, 2023, and October 30, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti as compared to annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 29, 2023, and October 30, 2022:

	October 29,	October 30,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(32.8)	(36.7)
Withholding taxes associated with foreign jurisdictions	(9.9)	(3.3)
Foreign income tax rate differential	(5.7)	3.2
Stock-based compensation	(4.2)	(0.6)
Tax effects of local currency foreign exchange gains	5.1	4.7
Other	(0.3)	(1.2)
	(26.8%)	(12.9)%

Our consolidated effective income tax rates during the first half of fiscal 2024 and the first half of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first half of fiscal 2024 and the first half of fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first half of fiscal 2024 compared with the first half of fiscal 2023, as our $(11.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024 was significantly lower than the $(20.7) million U.S. pre-tax loss incurred during the first half of fiscal 2023.

During the first half of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(4.5) million, compared with $(15.8) million during the first half of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2023.

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

As of October 29, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 29, 2023, October 30, 2022, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
U.S. federal and state net deferred income tax assets	$17,839	$13,958	$16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$20,169	$16,288	$18,675

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of October 29, 2023, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of October 29, 2023, October 30, 2022, and April 30, 2023, we recorded a deferred income tax liability of $4.6 million, $4.0 million, and $4.2 million, respectively.

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

As of October 29, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of October 30, 2022, we had a $1.1 million total gross unrecognized income tax benefit, of which the entire amount was recorded to income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of April 30, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $1.2 million, $1.1 million, and $1.2 million, as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

Our gross unrecognized income tax benefit of $1.2 million as of October 29, 2023, relates to income tax positions for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months Ended	Six Months Ended
	October 29,	October 30,
(dollars in thousands)	2023	2022
United States Transition Tax Payment	$499	$265
China Income Taxes, Net of Refunds	1,278	1,286
Canada Income Taxes, Net of Refunds	336	161
	$2,113	$1,712

15. Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. Effective September 27, 2023, our shareholders approved an amendment and restatement of the 2015 Plan (the "Amended and Restated Plan"). The Amended and Restated Plan authorizes the issuance of an additional 960,000 shares of common stock in addition to the shares of common stock still available for issuance under the 2015 Plan. The Amended and Restated Plan also removed certain sub-limits that previously applied with respect to specific type of awards that may be issued under the plan.

As of October 29, 2023, there were 765,399 shares available for future equity-based grants under the Amended and Restated Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on September 28, 2023, August 10, 2022 and July 22, 2021:

	September 28,	August 10,	July 22,
	2023	2022	2021
Closing price of our common stock	$5.59	$5.06	$14.75
Expected volatility of our common stock	37.3%	48.2%	54.2%
Expected volatility of peer companies	35.7%-91.5%	41.6%-105.1%	45.7%-101.5%
Risk-free interest rate	4.90%	3.13%	0.33%
Dividend yield	0.00%	0.00%	3.00%
Correlation coefficient of peer companies	0.01-0.21	0.05-0.23	0.03-0.35

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of October 29, 2023:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
September 28, 2023 (1)	227,497	121,740	$6.43	(5)	34 months
August 10, 2022 (1)	178,714	—	$5.77	(6)	3 years
July 22, 2021 (1)	122,476	—	$15.93	(7)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(8)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Performance-based restricted stock units awarded to key employees.
(3)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of October 29, 2023.
(5)
Price per share represents the fair market value per share ($1.15 per $1, or an increase of $0.84 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($5.59) for the performance-based component of the performance-based restricted stock units granted to senior executives on September 28, 2023.
(6)
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
(7)
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

There were no performance-based restricted stock units that vested during the six-month period ended October 29, 2023. The following table summarizes information related to our performance-based restricted stock units that vested during the six-month period ended October 30, 2022:

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

We recorded compensation expense of $23,000 and $2,000 within selling, general, and administrative expenses associated with our performance-based restrictive stock units for the six-month periods ended October 29, 2023, and October 30, 2022, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of October 29, 2023, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $759,000, which is expected to be recognized over a weighted average vesting period of 2.7 years. As of October 29, 2023, the performance-based restricted stock units that are expected to vest had a fair value totaling $674,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of October 29, 2023:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
September 28, 2023 (2)	100,068	$5.59	34 months
September 28, 2023 (3)	59,928	$5.59	1 year
September 6, 2022 (2)	25,114	$4.58	2 to 3 years
August 10, 2022 (2)	78,225	$5.06	3 years
July 22, 2021 (2)	30,835	$14.75	3 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units awarded to outside directors.

The following table summarizes information related to our time-based restricted stock units that vested during the six-month periods ending October 29, 2023, and October, 30, 2022, respectively:

	Time-Based		(2)
	Restricted Stock	(1)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2024	151,653	$857	$5.65
Fiscal 2023	32,799	$167	$5.10

(1)
Dollar amounts are in thousands.
(2)
Price per share is derived from the closing price of our common stock on the date the respective time-based restricted stock units vested.

We recorded compensation expense of $378,000 and $396,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ended October 29, 2023, and October 30, 2022, respectively.

As of October 29, 2023, the remaining unrecognized compensation expense related to our time-based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 1.9 years. As of October 29, 2023, the time-based restricted stock units that are expected to vest had a fair value totaling $1.6 million.

Immediately Vested Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, which represents the closing price of our common stock on the date of grant.

We granted a total of 18,326 and 19,753 shares of common stock to our outside directors on October 3, 2022, and July 1, 2022, respectively. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $4.57 and $4.24 per share on October 3,2022, and July 1, 2022, respectively, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 and $167,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the six-month periods ended October 29, 2023, and October 30, 2022, respectively.

16. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to eight years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of October 29, 2023, October 30, 2022, and April 30, 2023, are as follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Right of use assets	$6,874	$11,609	$8,191
Operating lease liability - current	2,540	2,655	2,640
Operating lease liability – noncurrent	2,431	4,194	3,612

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022
Operating lease liability payments	$1,330	$1,068
Right of use assets exchanged for lease liabilities	157	—

Operating lease expense for the three-month periods ended October 29, 2023, and October 30, 2022, was $781,000 and $959,000, respectively. Operating lease expense for the six-month periods ended October 29, 2023, and October 30, 2022, was $1.6 million and $2.0 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and six-month periods ended October 29, 2023, and October 30, 2022.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2024, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2024	$1,269
2025	1,917
2026	638
2027	342
2028	225
Thereafter	804
$5,195
Less: interest	(224)
Present value of lease liabilities	$4,971

As of October 29, 2023, the weighted average remaining lease term and discount rate for our operating leases follows:

October 29, 2023
Weighted average lease term (in years)	3.79
Weighted average discount rate	3.46%

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

Accounts Payable – Capital Expenditures

As of October 29, 2023, October 30, 2022, and April 30, 2023, we had amounts due regarding capital expenditures totaling $298,000, $200,000, and $56,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of October 29, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.6 million.

18. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of October 29, 2023, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 29, 2023, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the six-month periods ending October 29, 2023, and October 30, 2022, respectively.

As of October 29, 2023, $3.2 million is available for additional repurchases of our common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, production levels, new product launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings, income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended October 29, 2023, and October 30, 2022, both represent 26-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric operations located in Stokesdale, NC, Quebec, Canada, and Ouanaminthe, Haiti.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China, and Burlington, NC. During the third quarter of fiscal 2022, we commenced operation of a new leased facility located in Ouanaminthe, Haiti, dedicated to the production of cut and sewn upholstery kits. However, due to a decline in demand, we (i) terminated the agreement to lease this new facility during the third quarter of fiscal 2023, (ii) relocated a scaled-down upholstery cut and sew operation into our existing mattress cover facility located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023, and (iii) discontinued the production of cut and sewn upholstery kits in Haiti in the latter part of the first quarter of fiscal 2024. (See Note 9 to the consolidated financial statements for further details.)

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

Results of Operations

	Three Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Net sales	$58,725	$58,381	0.6%
Gross profit (loss)	7,950	(2,213)	(459.2)%
Gross margin	13.5%	(3.8)%	1733bp
Selling, general, and administrative expenses	10,045	9,103	10.3%
Restructuring expense	144	615	(76.6)%
Loss from operations	(2,239)	(11,931)	(81.2)%
Operating margin	(3.8)%	(20.4)%	1662bp
Loss before income taxes	(1,908)	(11,023)	(82.7)%
Income tax expense	516	1,150	(55.1)%
Net loss	(2,424)	(12,173)	(80.1)%

	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Net sales	$115,387	$120,985	(4.6)%
Gross profit	15,035	1,914	685.5%
Gross margin	13.0%	1.6%	1145bp
Selling, general, and administrative expenses	19,874	17,968	10.6%
Restructuring expense	482	615	(21.6)%
Loss from operations	(5,321)	(16,669)	(68.1)%
Operating margin	(4.6)%	(13.8)%	917bp
Loss before income taxes	(4,549)	(15,826)	(71.3)%
Income tax expense	1,217	2,046	(40.5)%
Net loss	(5,766)	(17,872)	(67.7)%

Net Sales

Overall, our net sales for the second quarter of fiscal 2024 increased by 0.6% compared with the same period a year ago, with mattress fabrics sales increasing 19.6% and upholstery fabrics sales decreasing 14.9%. Our net sales for the first half of fiscal 2024 decreased by 4.6% compared with the same period a year ago, with mattress fabrics sales increasing 9.0% and upholstery fabrics sales decreasing 16.2%.

The increase in net sales in our mattress fabrics segment for both the second quarter and the first half of fiscal 2024 was primarily driven by new fabric and sewn cover placements that are priced in line with current costs, and, to a lesser extent, sku rationalization and the re-pricing of some underperforming skus to reflect current costs, resulting in higher average selling prices overall. The decrease in net sales for our upholstery fabrics segment for both the second quarter and the first half of fiscal 2024 reflects reduced demand for our residential upholstery fabrics products, driven by a slowdown in new retail business in the residential home furnishings industry. The decrease in upholstery fabrics net sales for the first half of fiscal 2024 was partially offset by higher sales in our hospitality/contract fabric business, as compared to the prior-year period.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the second quarter of fiscal 2024 was $(1.9) million, compared with loss before income taxes of $(11.0) million for the prior-year period, while our loss before income taxes for the first six months of fiscal 2024 was $(4.5) million, compared with loss before income taxes of $(15.8) for the prior-year period.

Operating performance for both the second quarter and the first half of fiscal 2024, as compared to the prior-year periods, was positively affected by better inventory management; higher sales and better pricing and margins for the mattress fabrics segment; fixed cost savings in the upholstery fabrics segment; improved operating efficiencies in both segments; and a more favorable foreign exchange rate associated with our upholstery fabric operations in China. Operating performance for the first half of fiscal 2024 was also positively affected by a greater contribution from the hospitality business and Read in our upholstery fabrics segment. These factors were partially offset by lower residential upholstery fabric sales and higher SG&A expense during both periods. Notably, operating performance for both the second quarter and the first half of fiscal 2023 was negatively affected by inventory impairment charges and inventory closeout sales for our mattress fabrics segment; higher than normal markdowns of inventory for our upholstery fabrics segment; and restructuring and related charges associated with our upholstery fabrics segment.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $1.2 million or (26.8%) of loss before income taxes for the six-month period ending October 29, 2023, compared with income tax expense of $2.0 million or (12.9%) of loss before income taxes, for the six-month period ending October 30, 2022.

Our consolidated effective income tax rates during the first half of fiscal 2024 and the first half of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first half of fiscal 2024 and fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first half of fiscal 2024 compared with the first half of fiscal 2023, as our $(11.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024 was significantly lower than the $(20.7) million U.S. pre-tax loss incurred during the first half of fiscal 2023.

During the first half of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(4.5) million, compared with $(15.8) million during the first half of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2023.

Refer to Note 14 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of October 29, 2023, our cash and cash equivalents (collectively, “cash”) totaled $15.2 million, a decrease of $5.8 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(4.5) million and capital expenditures related to our mattress fabrics segment totaling $(2.0) million, partially offset by proceeds from the sale of our rabbi trust investments totaling $986,000 to fund withdrawals from our deferred compensation plan for certain retired employees.

Our net cash used in operating activities was $(4.5) million during the first half of fiscal 2024, a decrease of $10.6 million compared with net cash provided by operating activities of $6.2 million during the first half of fiscal 2023. This trend mostly reflects (i) a significant increase in accounts payable during the first half of fiscal 2023 primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during this period, and which increase in accounts payable did not recur during the first half of fiscal 2024; (ii) a significant decrease in inventory during the first half of fiscal 2023 due to a significant (23.2%) decline in net sales during the period, which significant decline did not recur during the first half of fiscal 2024; (iii) annual incentive payments made during the first quarter of fiscal 2024, which payments did not occur during the first quarter of fiscal 2023; (iv) payments to certain retired employees totaling $986,000 for withdrawals from our deferred compensation plan during the first half of fiscal 2024; partially offset by (v) an increase in cash earnings during the first half of fiscal 2024 compared with the first half of fiscal 2023.

As of October 29, 2023, there were no outstanding borrowings under our lines of credit.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Net sales	$31,377	$26,230	19.6%
Gross profit (loss)	2,483	(6,057)	(141.0)%
Gross profit margin	7.9%	(23.1)%	3101bp
Selling, general, and administrative expenses	3,419	2,945	16.1%
Loss from operations	(936)	(9,002)	(89.6)%
Operating margin	(3.0)%	(34.3)%	3134bp

	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Net sales	$60,599	$55,602	9.0%
Gross profit (loss)	4,477	(6,093)	(173.5)%
Gross margin	7.4%	(11.0)%	1835bp
Selling, general, and administrative expenses	6,811	5,829	16.8%
Loss from operations	(2,334)	(11,922)	(80.4)%
Operating margin	(3.9)%	(21.4)%	1759bp

Net Sales

Mattress fabrics sales increased 19.6% in the second quarter of fiscal 2024 compared to the prior-year period. Mattress fabrics sales increased 9.0% in the first half of fiscal 2024 compared to the first half of fiscal 2023.

The increase in net sales in our mattress fabrics segment for both the second quarter and the first six months of fiscal 2024 was primarily driven by new fabric and sewn cover placements that are priced in line with current raw material and operational costs, and, to a lesser extent, sku rationalization and the re-pricing of some underperforming skus to reflect current costs, resulting in higher average selling prices as compared to historical average selling prices. While the domestic mattress industry remains pressured by ongoing demand softness, we believe we are making gains with customers through new program rollouts.

During the second quarter, we maintained our focus on executing our product-driven strategy with an ongoing emphasis on innovation, design creativity, and customer relationships. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey continued to support the evolving needs of our mattress fabrics and cover customers during the period. We also continued to diligently manage the aspects of our business we can control, taking necessary steps to withstand current market conditions and position our business for renewed growth. This includes the ongoing execution of a comprehensive business transformation plan focused on long-term improvement in areas that include quality, sales, marketing, and operational processes; supply chain optimization; employee engagement; and organizational structure. With new leadership and a restructured management team, we believe this plan will lay the foundation for steady, sequential improvement in this business, although the speed of this improvement will be affected by overall industry trends.

Looking ahead, we expect the current macro-economic environment will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that may reduce demand for our mattress fabrics and cover products. We expect these conditions are likely to affect our results through at least the third quarter of fiscal 2024, although we believe we will mitigate this pressure to some extent by the continued rollout of new programs priced in line with current costs, along with opportunities to make additional gains with customers. Additionally, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as possible economic and health effects from additional surges in the coronavirus, remain unknown and depend on factors beyond our knowledge or control. These situations could cause disruption that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

The decrease in this segment’s operating loss during both the second quarter and the first half of fiscal 2024, as compared to the prior-year periods (which were affected by certain inventory impairment charges and losses from inventory close out sales), was primarily due to better inventory management; higher sales; better pricing and margins (driven mostly by new product placements priced in line with current costs, and, to a lesser extent, sku rationalization and the re-pricing underperforming skus to reflect current costs); and improved operating efficiencies. These factors were partially offset by higher SG&A expense during both periods, which was due mostly to higher incentive compensation expense, an increase in provision for bad debts (reflecting current unfavorable macro-economic conditions relating to bedding products), and an increase in sampling expense driven by new product roll outs.

We expect the ongoing industry softness affecting sales volumes will affect profitability through at least the third quarter of fiscal 2024, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to improve operational efficiencies and control internal costs, as well as our continued roll out of new products priced in line with current costs. We will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Accounts receivable	$11,303	$8,700	$12,396
Inventory	27,195	30,300	25,674
Property, plant & equipment	32,862	35,853	33,749
Right of use assets	1,969	2,087	2,308
	$73,329	$76,940	$74,127

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 29, 2023, accounts receivable increased by $2.6 million, or 29.9%, compared with October 30, 2022. This increase reflects the increase in net sales during the second quarter of fiscal 2024 compared with fiscal 2023, as described in the Net Sales section above. In addition, we experienced slower cash collections as customers did not take advantage of cash discounts as much during the second quarter of fiscal 2024, as compared with the second quarter of fiscal 2023. This led to an increase in days' sales outstanding to 33 days for the second quarter of fiscal 2024, as compared with 30 days for the second quarter of fiscal 2023.

As of October 29, 2023, accounts receivable decreased by $1.1 million, or 8.8%, compared with April 30, 2023. This decrease primarily reflects faster cash collections, as we had a mix of higher sales to customers with longer credit terms during the fourth quarter of fiscal 2023, as compared with the second quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 33 days during the second quarter of fiscal 2024, a decrease from 37 days during the fourth quarter of fiscal 2023. The decrease in accounts receivable due to faster cash collections was partially offset by an increase in net sales during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the second quarter of fiscal 2024 were $31.4 million, an increase of 2.2% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory

As of October 29, 2023, inventory decreased by $3.1 million, or 10.2%, compared with October 30, 2022. Although net sales increased by 19.6% during the second quarter of fiscal 2024, as compared with the second quarter of fiscal 2023, inventory decreased during the second quarter of fiscal 2024, as compared with the prior-year period, due to improved raw materials inventory management in relation to current customer demand trends and promotional programs to reduce aged raw materials and finished goods.

As of October 29, 2023, inventory increased by $1.5 million, or 5.9%, compared with April 30, 2023. This trend reflects an increase in net sales during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales during the second quarter of fiscal 2024 were $31.4 million, an increase of 2.2% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.5 for the second quarter of fiscal 2024, compared with 3.9 for the second quarter of fiscal 2023 and 4.4 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of October 29, 2023, property, plant, and equipment has steadily decreased compared to October 30, 2022, and April 30, 2023, due to reduced capital spending stemming from the current and expected unfavorable macro-economic conditions and our strategic focus on limited capital projects that will increase efficiencies and improve the quality of our products.

The $32.9 million as of October 29, 2023, represents property, plant, and equipment of $22.2 million, $10.0 million, and $661,000 located in the U.S., Canada, and Haiti, respectively. The $35.9 million as of October 30, 2022, represents property, plant, and equipment of $23.8 million, $11.4 million, and $679,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

As of October 29, 2023, right of use assets have decreased due to rent expense incurred over the terms of existing lease agreements.

The $2.0 million as of October 29, 2023, represents right of use assets of $1.3 million and $663,000 located in Haiti and Canada, respectively. The $2.1 million as of October 30, 2022, represents right of use assets of $1.8 million, $167,000 million, and $164,000 located in Haiti, Canada, and the U.S., respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	October 29, 2023		October 30, 2022		% Change
Non-U.S. Produced	$24,129	88%	$29,679	92%	(18.7)%
U.S. Produced	3,219	12%	2,472	8%	30.2%
Total	$27,348	100%	$32,151	100%	(14.9)%

	Six Months Ended
(dollars in thousands)	October 29, 2023		October 30, 2022		% Change
Non-U.S. Produced	$48,762	89%	$61,119	93%	(20.2)%
U.S. Produced	6,026	11%	4,264	7%	41.3%
Total	$54,788	100%	$65,383	100%	(16.2)%

Upholstery fabrics sales decreased 14.9% in the second quarter of fiscal 2024 compared to the prior-year period. Upholstery fabrics sales decreased 16.2% in the first half of fiscal 2024 compared to the first half of fiscal 2023.

The decrease in upholstery fabrics net sales in both the second quarter and the first six months of fiscal 2024 reflects ongoing softness in the residential home furnishings industry, where demand remains pressured by a challenging macro-economic environment. The decrease in residential fabric sales during the first six months of fiscal 2024 was partially mitigated by higher sales in our hospitality/contract fabric business during the period, as compared to the prior-year period.

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

Notably, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as the economic and health effects from possible additional surges in the coronavirus, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in any of these situations, including additional COVID-related shutdowns of our China operations, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Income from Operations

	Three Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Gross profit	5,389	3,942	36.7%
Gross margin	19.7%	12.3%	741bp
Selling, general, and administrative expenses	3,998	3,680	8.6%
Restructuring expense	144	615	(76.6)%
Income from operations	1,391	262	430.9%
Operating margin	5.1%	0.8%	429bp

	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	Change
Gross profit	10,659	8,105	31.5%
Gross margin	19.5%	12.4%	705bp
Selling, general, and administrative expenses	7,939	7,302	8.7%
Restructuring expense	482	615	(21.6)%
Income from operations	2,720	803	238.7%
Operating margin	5.0%	1.2%	376bp

The increase in upholstery fabrics profitability for both the second quarter and the first six months of fiscal 2024, as compared to the prior-year periods (which were negatively affected by higher than normal inventory markdowns), primarily reflects better inventory management; lower fixed costs resulting from the previous restructuring of the upholstery fabrics segment's cut and sew platforms; lower freight costs; and a more favorable foreign exchange rate associated with this segment's operations in China.

Operating performance for the first half of fiscal 2024 was also positively affected by a greater contribution from hospitality fabrics and Read in our upholstery fabrics segment. These factors were partially offset by lower residential fabric sales and higher SG&A expense during both periods. The increase in SG&A expense was mostly due to wage inflation, higher professional and consulting fees, higher travel and tradeshow costs as business travel and industry tradeshows have resumed, and an increase in sampling expense driven by new product roll outs.

Looking ahead, the residential home furnishings industry remains under pressure due to shifting consumer spending trends and inflation affecting overall consumer spending. As a result, we expect lower sales volumes in our residential business will continue to affect our profitability. However, for fiscal 2024, we expect to benefit from (i) our strategic decision to discontinue production of cut and sewn upholstery kits in Haiti; (ii) improved inventory management; (iii) a solid hospitality/contract fabric business; and (iv) improvement in our Read business. We will also continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activities

Ouanaminthe, Haiti

During the third quarter of fiscal 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility located in Ouanaminthe, Haiti, and, in turn, moved its production of upholstery cut and sew kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. (“CHF Haiti”) during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sew kits in Haiti.

The following summarizes our restructuring expense and restructuring related (credits) charges from the restructuring activities associated with our upholstery fabrics operations located in Haiti for the three months and six months ending October 29, 2023:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 29, 2023	October 29, 2023
Employee termination benefits	$2	$103
Impairment loss - equipment	142	379
(Gain) loss on disposal and markdowns of inventory	(78)	101
Restructuring expense and restructuring related (credits) charges (1) (2)	$66	$583

(1) Of the total $66,000, $144,000 and $(78,000) were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 29, 2023.

(2) Of the total $583,000, $482,000 and $101,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 29, 2023.

Shanghai, China

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was taken in order to adjust our operating costs to better align with the declining consumer demand for cut and sewn products.

The following summarizes our restructuring expense and restructuring related charges from the restructuring activities associated with our upholstery fabrics operations located in China for the three months and six months ending October 29, 2022:

Three and Six Months Ended
(dollars in thousands)	October 30, 2022
Employee termination benefits	$468
Loss on disposal and markdowns of inventory	98
Loss on disposal of equipment	80
Lease termination costs	47
Other associated costs	20
Restructuring expense and restructuring related charges (1)	$713

(1) Of the total $713,000, $615,000 and $98,000 were recorded to restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month and six-month periods ending October 30, 2022.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
Accounts receivable	$11,733	$13,743	$12,382
Inventory	17,270	21,924	19,406
Property, plant & equipment	1,175	2,150	1,671
Right of use assets	1,992	5,898	2,618
	$32,170	$43,715	$36,077

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 29, 2023, accounts receivable decreased by $2.0 million, or 14.6%, compared with October 30, 2022. This trend mostly reflects the decrease in net sales of 14.9% during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023, as described in the Net Sales section above. Days’ sales outstanding for this segment increased to 36 days for the second quarter of fiscal 2024, as compared with 35 days for the second quarter of fiscal 2023.

As of October 29, 2023, accounts receivable decreased by $649,000, or 5.2%, compared with April 30, 2023. This trend reflects a decrease in net sales of 11.0% during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the second quarter of fiscal 2024 were $27.3 million, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023. The decrease in net sales was mostly offset by slower cash collections during the second quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023, as we had a mix of higher sales volume with customers with shorter credit terms during the fourth quarter of fiscal 2023. This led to an increase in days' sales outstanding to 36 days for the second quarter of fiscal 2024, as compared with 33 days for the fourth quarter of fiscal 2023.

Inventory

As of October 29, 2023, inventory decreased by $4.7 million, or 21.2%, compared with October 30, 2022. This trend mostly reflects a decrease in net sales of 14.9% during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023 (as described in the Net Sales section above). In addition, this decrease is also attributable to promotional programs used to reduce aged raw materials and finished goods inventory.

As of October 29, 2023, inventory decreased by $2.1 million, or 11.0%, compared with April 30, 2023. This trend mostly reflects a decrease in net sales of 11.0% during the second quarter of fiscal 2024, compared with the fourth quarter of fiscal 2023. Net sales for the second quarter of fiscal 2024 were $27.3 million, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.4 for the second quarter of fiscal 2024, compared with 3.9 for the second quarter of fiscal 2023 and 4.8 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of October 29, 2023, property, plant, and equipment steadily decreased compared to October 30, 2022, and April 30, 2023, due to (i) impairment charges of $379,000 related to our strategic action to discontinue the production of upholstery cut and sew kits in Ouanaminthe, Haiti, (ii) impairment charges of $80,000 associated with the closure of our cut and sew upholstery fabrics operation located in Shanghai, China, and (iii) a reduction in capital spending as a result of current and expected unfavorable macro-economic conditions.

The $1.2 million as of October 29, 2023, represents property, plant, and equipment of $1.0 million and $140,000 located in the U.S. and China, respectively. The $2.2 million as of October 30, 2022, represents property, plant, and equipment of $1.0 million, $1.0 million, and $137,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.

Right of Use Assets

As of October 29, 2023, right of use assets decreased compared with October 30, 2022, and April 30, 2023. This decrease mostly resulted from (i) a six-month forgiveness of rent payments associated with COVID-19 relief permitted by the Chinese government for all of our leased facilities located in Shanghai, China, during the second quarter of fiscal 2023; (ii) the termination of a building lease agreement in connection with the exit from our cut and sew upholstery fabrics operation located in Shanghai, China, during the second quarter of fiscal 2023; (iii) the termination of a building lease agreement in connection with the discontinuance of our cut and sew upholstery fabrics operation located in Ouanaminthe, Haiti, during the third quarter of fiscal 2023; and (iv) rent expense incurred over the terms of the existing respective lease agreements.

The $2.0 million as of October 29, 2023, represents right of use assets of $1.2 million and $818,000 located in China and the U.S., respectively. The $5.9 million as of October 30, 2022, represents right of use assets of $2.5 million, $2.0 million, and $1.4 million located in Haiti, China, and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million, located in China and the U.S., respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	% Change
SG&A expenses	$10,045	$9,103	10.3%
Interest income	282	79	257.0%
Other income	49	829	(94.1)%

	Six Months Ended
(dollars in thousands)	October 29, 2023	October 30, 2022	% Change
SG&A expenses	$19,874	$17,968	10.6%
Interest income	627	96	553.1%
Other income	145	747	(80.6)%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the second quarter and first half of fiscal 2024, compared with the second quarter and first half of fiscal 2023, is due to a variety of factors, including (i) wage inflation; (ii) higher incentive compensation expense that relates to annual bonuses; (iii) higher professional and consulting fees; (iv) an increase in provision for bad debts reflecting current unfavorable macro-economic conditions relating to furniture and bedding products; and (v) an increase in sampling expense driven by new product roll outs in both business segments.

Interest Income

The increase in interest income is due primarily to higher market interest rates during the second quarter and first half of fiscal 2024, as compared with the second quarter and first half of fiscal 2023.

Other Income

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The change in other income during the second quarter and first half of fiscal 2024, as compared with the second quarter and first half of fiscal 2023, is due mostly to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts during second quarter and first half of fiscal 2024, as compared with the second quarter and first half of fiscal 2023. During the second quarter of fiscal 2024, we reported foreign currency exchange gains associated with our operations located in China totaling $228,000, compared with $1.0 million during the second quarter of fiscal 2023. During the first half of fiscal 2024, we reported foreign currency exchange gains associated with our operations located in China totaling $679,000, compared with $1.2 million during the first half of fiscal 2023.

The foreign currency exchange gain totaling $679,000 reported during the first half of fiscal 2024 related to our operations in China, was mostly non-cash, and was partially offset by $452,000 of income tax expense. The income tax expense of $452,000 was associated with taxable foreign currency exchange gains based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income, as we incur income tax expense and pay income taxes in China's local currency. The $452,000 of income tax expense represents an increase in our income tax payments and withholding tax payments associated with future earnings and profits that will ultimately be repatriated from our operations located in China to the company's U.S. parent.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $1.2 million, or (26.8%) of loss before income taxes, for the six-month period ending October 29, 2023, compared with income tax expense of $2.0 million, or (12.9%) of loss before income taxes, for the six-month period ending October 30, 2022

Our effective income tax rates for the six-month periods ended October 29, 2023, and October 30, 2022, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended October 29, 2023, and October 30, 2022, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 29, 2023, and October 30, 2022:

	October 29,	October 30,
	2023	2022
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(32.8)	(36.7)
Withholding taxes associated with foreign jurisdictions	(9.9)	(3.3)
Foreign income tax rate differential	(5.7)	3.2
Stock-based compensation	(4.2)	(0.6)
Tax effects of local currency foreign exchange gains	5.1	4.7
Other	(0.3)	(1.2)
	(26.8%)	(12.9)%

Our consolidated effective income tax rates during the first half of fiscal 2024 and fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, during the first half of fiscal 2024 and the first half of fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. However, the income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first half of fiscal 2024 compared with the first half of fiscal 2023, as our $(11.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024 was significantly lower than the $(20.7) million U.S. pre-tax loss incurred during the first half of fiscal 2023.

During the first half of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(4.5) million, compared with $(15.8) million during the first half of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2023.

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

As of October 29, 2023, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 29, 2023, October 30, 2022, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
U.S. federal and state net deferred income tax assets	$17,839	$13,958	$16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$20,169	$16,288	$18,675

Undistributed Earnings

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

Uncertain Income Tax Positions

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of October 29, 2023, October 30, 2022, and April 30, 2023, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction for the six months ended October 29, 2023, and October 30, 2022, respectively:

	Six Months Ended	Six Months Ended
	October 29,	October 30,
(dollars in thousands)	2023	2022
United States Transition Tax Payment	$499	$265
China Income Taxes, Net of Refunds	1,278	1,286
Canada Income Taxes, Net of Refunds	336	161
	$2,113	$1,712

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

As of October 29, 2023, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act, as follows: FY 2025 - $665,000; and FY 2026 - $830,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of October 29, 2023, we believe our cash of $15.2 million and the current availability under our revolving credit lines totaling $26.2 million (Refer to Note 10 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of October 29, 2023, our cash totaled $15.2 million, a decrease of $5.8 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(4.5) million and capital expenditures related to our mattress fabrics segment totaling $(2.0) million, partially offset by proceeds from the sale of our rabbi trust investments totaling $986,000 to fund withdrawals from our deferred compensation plan for certain retired employees.

Our net cash used in operating activities was $(4.5) million during the first half of fiscal 2024, a decrease of $10.6 million compared with net cash provided by operating activities of $6.2 million during the first half of fiscal 2023. This trend mostly reflects (i) a significant increase in accounts payable during the first half of fiscal 2023 primarily related to our upholstery fabrics operations located in China, as the mandated COVID-19 related shutdowns were lifted during this period, and which increase in accounts payable did not recur during the first half of fiscal 2024; (ii) a significant decrease in inventory during the first half of fiscal 2023 due to a significant (23.2%) decline in net sales during the period, which significant decline did not recur during the first half of fiscal 2024; (iii) annual incentive payments made during the first quarter of fiscal 2024, which payments did not occur during the first quarter of fiscal 2023; (iv) payments to certain retired employees totaling $986,000 for withdrawals from our deferred compensation plan during the first half of fiscal 2024; partially offset by (v) an increase in cash earnings during the first half of fiscal 2024 compared with the first half of fiscal 2023.

As of October 29, 2023, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further detail.

Our cash balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including wars in Ukraine and the Middle East), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

(dollars in thousands)	October 29, 2023	October 30, 2022	April 30, 2023
United States	$5,047	$11,255	$9,769
China	9,301	5,734	10,669
Canada	482	1,194	281
Haiti	375	945	236
Cayman Islands	9	9	9
	$15,214	$19,137	$20,964

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

We did not repurchase any shares of common stock during the six-month periods ending October 29, 2023, or October 30, 2022, respectively. As a result, as of October 29, 2023, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the third quarter of fiscal 2024.

Dividends

In June 2022, our board of directors suspended the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we do not expect to pay any dividends through at least the third quarter of fiscal 2024.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $38.4 million as of October 29, 2023, compared with $48.6 million as of October 30, 2022, and $39.2 million as of April 30, 2023. Operating working capital turnover was 5.5 during the second quarter of fiscal 2024, compared with 4.4 during the second quarter of fiscal 2023, and 4.6 during the fourth quarter of fiscal 2023.

Accounts Receivable

Accounts receivable was $23.0 million as of October 29, 2023, an increase of $593,000, or 2.6%, compared with $22.4 million as of October 30, 2022. This trend reflects a slight increase in net sales during the second quarter of fiscal 2024, as compared with the second quarter of fiscal 2023. Net sales were $58.7 million during the second quarter of fiscal 2024, an increase of $344,000, or 0.6%, compared with net sales of $58.4 million during the second quarter of fiscal 2023. Days’ sales outstanding were 34 days for the second quarter of fiscal 2024 and 33 days for the second quarter of fiscal 2023.

Accounts receivable was $23.0 million as of October 29, 2023, a decrease of $1.7 million, or 7.0%, compared with $24.8 million as of April 30, 2023. This decrease primarily reflects a decrease in net sales during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $58.7 million during the second quarter of fiscal 2024, a decrease of $2.7 million, or 4.4%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023. Days’ sales outstanding were 34 days during the second quarter of fiscal 2024, compared with 35 days during the fourth quarter of fiscal 2023.

Inventory

As of October 29, 2023, inventory decreased by $7.8 million, or 14.9%, compared with October 30, 2022. This trend reflects improved raw materials inventory management in relation to current customer demand trends related to our mattress fabrics segment and promotional programs to reduce aged raw materials and finished goods associated with both our mattress fabrics and upholstery fabrics segments.

As of October 29, 2023, inventory decreased by $615,000, or 1.4%, compared with April 30, 2023. This decrease is primarily due to a decrease in net sales during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the second quarter of fiscal 2024 were $58.7 million, a decrease of $2.7 million, or 4.4%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.6 for the second quarter of fiscal 2024, as compared with 4.3 for the second quarter of fiscal 2023 and 4.7 for the fourth quarter of fiscal 2023.

Accounts Payable - Trade

Accounts payable - trade was $27.9 million as of October 29, 2023, an increase of $3.6 million, or 14.8%, compared with $24.3 million as of October 30, 2022. This trend stems from management's focus on extending credit terms with certain vendors during the second quarter of fiscal 2024.

Accounts payable - trade was $27.9 million as of October 29, 2023, a decrease of $1.5 million, or 5.2%, compared with $29.4 million as of April 30, 2023. This trend reflects a decline in net sales during the second quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $58.7 million during the second quarter of fiscal 2024, a decrease of $2.7 million, or 4.4%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023. The decrease in accounts payable as a result of the decline in net sales was partially offset by management's focus on extending credit terms with certain vendors during the second quarter of fiscal 2024.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of October 29, 2023, we did not have any outstanding borrowings associated with our revolving credit agreements. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 29, 2023, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first half of fiscal 2024 totaled $2.0 million and were mostly related to machinery and equipment associated with our mattress fabrics segment. Capital expenditures on a cash basis during the first half of fiscal 2023 totaled $1.1 million and pertained to machinery and equipment associated with our former upholstery cut and sew operation located in Haiti, manufacturing equipment associated with our mattress fabrics segment, and IT equipment associated with both our business segments.

Depreciation expense was $3.3 million during the first half of fiscal 2024, compared with $3.5 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods.

For the remainder of fiscal 2024, our planned capital spending will be centered on our mattress fabrics segment, with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of October 29, 2023, we had amounts due regarding capital expenditures totaling $298,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $298,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of October 29, 2023, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.6 million.

Critical Accounting Policies and Recent Accounting Developments

As of October 29, 2023, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2023.

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

During fiscal 2023 and continuing through the second quarter of fiscal 2024, raw material costs started to decline due to lower oil prices and slowing global demand; however, higher costs and lower availability of labor remained challenging during fiscal 2023 and continuing through the second quarter of fiscal 2024.

Inflationary pressures also affected consumer spending during fiscal 2023 and through the second quarter of fiscal 2024, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand for our mattress fabrics and residential upholstery fabrics products during fiscal 2023 and during the first half of fiscal 2024.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the “Amended Agreement”) that established an asset-based revolving credit facility that required interest to be charged at a rate (applicable interest rate of 6.80% as of October 29, 2023) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate, as defined in the Amended Agreement. As of October 29, 2023, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of October 29, 2023, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies related to our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of October 29, 2023, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of October 29, 2023, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended October 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 29, 2023. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended October 29, 2023. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
July 31, 2023 to September 3, 2023	—	—	—	$3,248,094
September 4, 2023 to October 1, 2023	—	—	—	$3,248,094
October 2, 2023 to October 29, 2023	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 6. Exhibits

The following exhibits are submitted as part of this report.

10.1 Form of Annual Incentive Award Agreement

10.2 Form of Restricted Stock Unit Agreement for restricted stock units granted to executive officers pursuant to the

Amended and Restated Equity Incentive Plan

10.3 Written Description of Outside Director Compensation

10.4 Form of Restricted Stock Unit Agreement for restricted stock units granted to outside directos pursuant to the

Amended and Restated Equity Incentive Plan

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

CULP, INC. (Registrant)

Date: December 8, 2023	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)