Form 10-Q
period 2024-01-28
CULP INC
filed 2024-03-08
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of March 6, 2024: 12,469,903

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended January 28, 2024

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED JANUARY 28, 2024, AND JANUARY 29, 2023

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	January 28,	January 29,
	2024	2023
Net sales	$60,418	$52,523
Cost of sales	(52,715)	(50,430)
Gross profit	7,703	2,093
Selling, general and administrative expenses	(9,493)	(9,165)
Restructuring credit (expense)	50	(711)
Loss from operations	(1,740)	(7,783)
Interest income	284	196
Other expense	(705)	(1,095)
Loss before income taxes	(2,161)	(8,682)
Income tax expense	(1,027)	(286)
Net loss	(3,188)	(8,968)

Net loss per share - basic	$(0.26)	$(0.73)
Net loss per share - diluted	$(0.26)	$(0.73)
Average shares outstanding, basic	12,470	12,299
Average shares outstanding, diluted	12,470	12,299

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE NINE MONTHS ENDED JANUARY 28, 2024, AND JANUARY 29, 2023

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	NINE MONTHS ENDED
	January 28,	January 29,
	2024	2023
Net sales	$175,804	$173,508
Cost of sales	(153,067)	(169,500)
Gross profit	22,737	4,008
Selling, general and administrative expenses	(29,366)	(27,133)
Restructuring expense	(432)	(1,326)
Loss from operations	(7,061)	(24,451)
Interest income	911	292
Other expense	(560)	(348)
Loss before income taxes	(6,710)	(24,507)
Income tax expense	(2,244)	(2,332)
Net loss	$(8,954)	$(26,839)

Net loss per share - basic	$(0.72)	$(2.19)
Net loss per share - diluted	$(0.72)	$(2.19)
Average shares outstanding, basic	12,419	12,272
Average shares outstanding, diluted	12,419	12,272

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 28, 2024, AND JANUARY 29, 2023

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	January 28,	January 29,
	2024	2023
Net loss	$(3,188)	$(8,968)
Unrealized holding gain on investments, net of tax	94	42
Comprehensive loss	$(3,094)	$(8,926)

	NINE MONTHS ENDED
	January 28,	January 29,
	2024	2023
Net loss	$(8,954)	$(26,839)
Unrealized holding gain (loss) on investments, net of tax	69	(11)
Comprehensive loss	$(8,885)	$(26,850)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 28, 2024, JANUARY 29, 2023, AND APRIL 30, 2023

UNAUDITED

(Amounts in Thousands)

	January 28,	January 29,	April 30,
	2024	2023	2023*
Current assets:
Cash and cash equivalents	$12,585	$16,725	$20,964
Short-term investments - rabbi trust	937	2,420	1,404
Accounts receivable, net	23,686	21,241	24,778
Inventories	46,877	47,627	45,080
Short-term note receivable	260	—	219
Assets held for sale	—	1,950	—
Current income taxes receivable	476	238	—
Other current assets	4,237	2,839	3,071
Total current assets	89,058	93,040	95,516
Property, plant and equipment, net	34,021	37,192	36,111
Right of use assets	6,952	8,913	8,191
Intangible assets	1,970	2,346	2,252
Long-term investments - rabbi trust	7,083	7,725	7,067
Long-term note receivable	1,530	—	1,726
Deferred income taxes	531	463	480
Other assets	853	919	840
Total assets	$141,998	$150,598	$152,183
Current liabilities:
Accounts payable - trade	$29,793	$22,540	$29,442
Accounts payable - capital expenditures	19	25	56
Operating lease liability - current	2,524	2,785	2,640
Deferred compensation - current	937	2,420	1,404
Deferred revenue	1,798	1,430	1,192
Accrued expenses	7,300	6,701	8,533
Income taxes payable - current	1,070	467	753
Total current liabilities	43,441	36,368	44,020
Operating lease liability - long-term	2,656	4,399	3,612
Income taxes payable - long-term	2,072	2,648	2,675
Deferred income taxes	6,177	6,089	5,954
Deferred compensation - long-term	6,856	7,590	6,842
Total liabilities	61,202	57,094	63,103
Commitments and Contingencies (Notes 10, 16, and 17)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,469,903 at January 28, 2024; 12,311,583 at January 29, 2023, and 12,327,414 at April 30, 2023	624	616	616
Capital contributed in excess of par value	44,843	43,992	44,250
Accumulated earnings	35,241	48,875	44,195
Accumulated other comprehensive income	88	21	19
Total shareholders' equity	80,796	93,504	89,080
Total liabilities and shareholders' equity	$141,998	$150,598	$152,183

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 28, 2024, AND JANUARY 29, 2023

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	January 28,	January 29,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,954)	$(26,839)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,897	5,228
Non-cash inventory (credit) charge	(1,978)	6,301
Amortization	291	323
Stock-based compensation	747	887
Deferred income taxes	172	150
Gain on sale of equipment	(284)	(312)
Non-cash restructuring expenses	330	791
Foreign currency exchange gain	(347)	(362)
Changes in assets and liabilities:
Accounts receivable	1,040	954
Inventories	-	12,477
Other current assets	(1,190)	(39)
Other assets	(107)	(76)
Accounts payable – trade	963	3,051
Deferred revenue	606	910
Accrued expenses and deferred compensation	(1,437)	885
Income taxes	(719)	254
Net cash (used in) provided by operating activities	(5,970)	4,583
Cash flows from investing activities:
Capital expenditures	(3,249)	(1,602)
Proceeds from the sale of equipment	363	465
Proceeds from note receivable	240	—
Proceeds from the sale of investments (rabbi trust)	1,224	70
Purchase of investments (rabbi trust)	(704)	(870)
Net cash used in investing activities	(2,126)	(1,937)
Cash flows from financing activities:
Common stock surrendered for withholding taxes payable	(146)	(33)
Payments of debt issuance costs	—	(289)
Net cash used in financing activities	(146)	(322)
Effect of exchange rate changes on cash and cash equivalents	(137)	(149)
(Decrease) increase in cash and cash equivalents	(8,379)	2,175
Cash and cash equivalents at beginning of period	20,964	14,550
Cash and cash equivalents at end of period	$12,585	$16,725

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 28, 2024

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 30, 2023 *	12,327,414	$616	$44,250	$44,195	$19	$89,080
Net loss	—	—	—	(3,342)	—	(3,342)
Stock-based compensation	—	—	322	—	—	322
Unrealized gain on investments	—	—	—	—	57	57
Immediately vested common stock award	16,616	1	(1)	—	—	—
Balance, July 30, 2023	12,344,030	$617	$44,571	$40,853	$76	$86,117
Net loss	—	—	—	(2,424)	—	(2,424)
Stock-based compensation	—	—	163	—	—	163
Unrealized loss on investments	—	—	—	—	(82)	(82)
Common stock issued in connection with the vesting of time-based restricted stock units	151,653	8	(8)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(25,780)	(1)	(145)	—	—	(146)
Balance, October 29, 2023	12,469,903	$624	$44,581	$38,429	$(6)	$83,628
Net loss	—	—	—	(3,188)	—	(3,188)
Stock-based compensation	—	—	262	—	—	262
Unrealized gain on investments	—	—	—	—	94	94
Balance, January 28, 2024	12,469,903	$624	$44,843	$35,241	$88	$80,796

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 29, 2023

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

The company’s nine-months ended January 28, 2024, and January 29, 2023, each represent 39-week periods.

2. Significant Accounting Policies

As of January 28, 2024, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 30, 2023.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first nine months of fiscal 2024.

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

Effective December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 14.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Beginning balance	$342	$292
Provision for bad debts	349	33
Write-offs, net of recoveries	(30)	(72)
Ending balance	$661	$253

During the nine-month periods ended January 28, 2024, and January 29, 2023, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $661,000 and $253,000 as of January 28, 2024, and January 29, 2023, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of January 28, 2024, January 29, 2023, or April 30, 2023.

A summary of the activity associated with deferred revenue follows:

	Nine months ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Beginning balance	$1,192	$520
Revenue recognized on contract liabilities	(2,893)	(3,496)
Payments received for services not yet rendered	3,499	4,406
Ending balance	$1,798	$1,430

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending January 28, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$30,021	$28,604	$58,625
Services transferred over time	—	1,793	1,793
Total Net Sales	$30,021	$30,397	$60,418

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 28, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$90,619	$77,572	$168,191
Services transferred over time	—	7,613	7,613
Total Net Sales	$90,619	$85,185	$175,804

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ending January 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$80,299	$86,981	$167,280
Services transferred over time	—	6,228	6,228
Total Net Sales	$80,299	$93,209	$173,508

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Raw materials	$8,214	$9,623	$7,908
Work-in-process	2,388	3,164	2,602
Finished goods	36,275	34,840	34,570
	$46,877	$47,627	$45,080

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory (credit) charge of $(2.0) million and $6.3 million for the nine months ended January 28, 2024, and January 29, 2023, respectively. The non-cash inventory credit of $(2.0) million for the nine months ended January 28, 2024, represents a credit of $(2.0) million related to adjustments made to our inventory markdown reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, partially offset by a charge of $40,000 which represents markdowns of inventory related to the discontinuance of production of cut and sewn upholstery kits at our facility in Ouanaminthe, Haiti. The non-cash inventory charge of $6.3 million for the nine months ended January 29, 2023, represented a $2.9 million charge for the write down of inventory to its net realizable value associated with our mattress fabrics segment, a $3.3 million charge related to markdowns of inventory estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, and a $98,000 charge related to the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China. Of the $(2.0) million non-cash inventory credit for the first nine months of fiscal 2024, $(1.9) million and $(163,000) pertained to our mattress fabrics and upholstery fabrics segments, respectively. Of the $6.3 million non-cash inventory charge for the first nine months of fiscal 2023, $3.9 million and $2.4 million pertained to our mattress fabrics and upholstery fabrics segments, respectively.

Mattress Fabrics Segment - Net Realizable Value

During the second quarter of fiscal 2023, our mattress fabrics segment experienced a 35.8% decline in net sales compared with the second quarter of fiscal 2022. This decline in net sales led to a significant decrease in gross margin to (8.7%) (excluding a non-cash inventory charge of $3.8 million recorded during the second quarter of fiscal 2023), as compared with gross margin of 15.0% during the second quarter of fiscal 2022. The significant decline in net sales and profitability during the second quarter of fiscal 2023 stemmed from a greater than anticipated decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand then shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand. Based on this evidence, management conducted a thorough review of its mattress fabrics inventory and, as a result, recorded a charge of $2.9 million within cost of sales to write down inventory to its net realizable value. This $2.9 million charge was based on management's best estimates of product sales prices, customer demand trends, and its plans to transition to new products.

Assessment

As of January 28, 2024, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the three months and nine months ended January 28, 2024, other than the markdowns of inventory associated with our upholstery fabrics segment restructuring activity described more fully in Note 9 of the consolidated financial statements.

Based on current unfavorable macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different the actual amounts or results. These differences could result in higher than expected markdowns of inventory, which could adversely affect the company’s results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Tradename	$540	$540	$540
Customer relationships, net	1,110	1,411	1,335
Non-compete agreement, net	320	395	377
	$1,970	$2,346	$2,252

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of January 28, 2024, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the third quarter of fiscal 2024.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Beginning balance	$1,335	$1,636
Amortization expense	(225)	(225)
Ending balance	$1,110	$1,411

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively. Accumulated amortization for these customer relationships was $2.0 million, $1.7 million, and $1.8 million as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively.

The remaining amortization expense for the next five fiscal years and thereafter are as follows: FY 2024 - $76,000; FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $278,000; FY 2028 - $52,000; and thereafter - $102,000.

The weighted average amortization period for our customer relationships was 4.1 years as of January 28, 2024.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Beginning balance	$377	$452
Amortization expense	(57)	(57)
Ending balance	$320	$395

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively. Accumulated amortization for our non-compete agreement was $1.7 million, $1.6 million, and $1.6 million as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2024 - $19,000; FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement was 4.3 years as of January 28, 2024.

Impairment

As of January 28, 2024, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and finite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $19.7 million commencing in the second quarter of fiscal 2023, and continuing through the third quarter of fiscal 2024. We believe the significant decline in profitability for the mattress fabrics segment stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the sum of the undiscounted future cash flows of the asset group. The carrying amount of the Mattress Asset Group totaled $34.7 million, which relates to property, plant, and equipment of $32.3 million, right of use assets of $1.8 million, customer relationships of $319,000, and a non-compete agreement of $320,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined no impairment associated with the Mattress Asset Group existed as of January 28, 2024.

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

The following table represents the remaining future principal payments as of January 28, 2024:

(dollars in thousands)
2024	$90
2025	360
2026	360
2027	360
2028	360
Thereafter	600
Undiscounted value of note receivable	$2,130
Less: unearned interest income	(340)
Present value of note receivable	$1,790

As of January 28, 2024, we believe there is no expected credit loss related to the collectibility of our note receivable, as the Lessee has made all required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Compensation, commissions and related benefits	$3,771	$3,571	$5,800
Other accrued expenses	3,529	3,130	2,733
	$7,300	$6,701	$8,533

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

The following summarizes our restructuring expense and restructuring related charges from both our restructuring activities noted above for the nine months ending January 28, 2024, and January 29, 2023:

	Nine Months Ended	Nine Months Ended
	January 28, 2024	January 29, 2023
Lease termination costs	$—	$481
Employee termination benefits	103	468
Impairment loss - leasehold improvements and equipment	329	357
Loss on disposal and markdowns of inventory	40	98
Other associated costs	—	20
Restructuring expense and restructuring related charges (1) (2)	$472	$1,424

(1) Of the total $472,000, $432,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 28, 2024.

(2) Of the total $1.4 million, $1.3 million and $98,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 29, 2023.

The restructuring activity related to the discontinuation of production of upholstery cut and sewn kits located in Haiti was mostly completed as of January 28, 2024. As a result of our strategic decision to discontinue this production, we incurred a cumulative charge of $1.3 million in restructuring expense and restructuring related charges from this start of the restructuring activity during the third quarter of fiscal 2023 through January 28, 2024.

The restructuring activity related to the closure of our cut and sew upholstery fabrics operation located in China was completed during the third quarter of fiscal 2023, and this restructuring activity incurred a cumulative charge of $713,000 in restructuring expense and restructuring related charges.

The following summarizes the activity in accrued restructuring costs for both our restructuring activities for the nine-month period ending January 28, 2024:

	Employee
	Termination
(dollars in thousands)	Benefits	Total
Beginning balance	$—	$—
Expenses incurred	103	103
Payments	(103)	(103)
Ending balance	$—	$—

The following summarizes the activity in accrued restructuring costs for both our restructuring activities for the nine-month period ending January 29, 2023:

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

Overall

Effective January 19, 2023, interest was charged under the ABL Credit Agreement at a rate (applicable interest rate of 6.81%, 5.81%, and 6.30% as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively) calculated using the Applicable Margin over SOFR based on the company’s excess availability under the ABL Facility, as defined in the ABL

There were $535,000, $275,000, and $275,000 of outstanding letters of credit provided by the ABL Credit Agreement as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively. As of January 28, 2024, we had $465,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under the ABL Credit Agreement as of January 28, 2024, January 29, 2023, or April 30, 2023, respectively.

As of January 28, 2024, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $26.2 million.

Revolving Credit Agreement – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

We have an unsecured credit agreement denominated in RMB with a bank located in China that provides for a line of credit of up to 35 million RMB ($4.9 million USD as of January 28, 2024). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. This agreement is set to expire on October 24, 2024. Our borrowing capacity of 35 million RMB is restricted to certain consolidated net sales and consolidated profitability requirements as defined in the agreement. These requirements relate to our total consolidated Culp Inc. entity as a whole. Currently, Culp Inc. does not meet the consolidated net sales and consolidated profitability requirements set forth in the agreement; and therefore, we cannot borrow under this agreement.

There were no borrowings outstanding under this agreement as of January 28, 2024, January 29, 2023, or April 30, 2023, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 28, 2024, we complied with our financial covenants.

No interest payments were made during the first nine months of fiscal 2024. Interest paid during the first nine months of fiscal 2023 totaled $8,000.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of January 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,995	N/A	N/A	$6,995
Growth Allocation Mutual Funds	656	N/A	N/A	656
Moderate Allocation Mutual Fund	48	N/A	N/A	48
Other	321	N/A	N/A	321

	Fair value measurements as of January 29, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$9,364	N/A	N/A	$9,364
Growth Allocation Mutual Funds	508	N/A	N/A	508
Moderate Allocation Mutual Fund	85	N/A	N/A	85
Other	188	N/A	N/A	188

	Fair value measurements as of April 30, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,649	N/A	N/A	$7,649
Growth Allocation Mutual Funds	528	N/A	N/A	528
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	208	N/A	N/A	208

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants of our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of January 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $937,000 and $7.1 million were classified as short-term and long-term, respectively. As of January 29, 2023, our investments associated with the Trust totaled $10.1 million, of which $2.4 million and $7.7 million were classified as short-term and long-term, respectively. As of April 30, 2023, our investments associated with the Trust totaled $8.5 million, of which $1.4 million and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain of $88,000, $21,000, and $19,000 as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively.

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

Weighted average shares used in the computation of basic and diluted net loss per share were 12,470,000 and 12,299,000 for the three months ending January 28, 2024, and January 29, 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	January 28, 2024	January 29, 2023
antidilutive effect from decrease in the price per share of our common stock	15	22
antidilutive effect from net loss incurred during the fiscal quarter	81	87
total unvested shares of common stock not included in
computation of diluted net loss per share	96	109

Weighted average shares used in the computation of basic and diluted net loss per share were 12,419,000 and 12,272,000 for the nine months ending January 28, 2024, and January 29, 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Nine Months Ended
(in thousands)	January 28, 2024	January 29, 2023
antidilutive effect from decrease in the price per share of our common stock	4	31
antidilutive effect from net loss incurred during the fiscal year	126	68
total unvested shares of common stock not included in
computation of diluted net loss per share	130	99

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets. Also, total assets related to our upholstery fabrics segment include a right of use asset classified as held for sale as of January 29, 2023. Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	January 28, 2024	January 29, 2023
net sales by segment:
mattress fabrics	$30,021	$24,697
upholstery fabrics	30,397	27,826
net sales	$60,418	$52,523
gross profit (loss):
mattress fabrics	$1,520	$(1,237)
upholstery fabrics	6,122	3,330
segment gross profit	7,642	2,093
restructuring related credit (1)	61	—
gross profit	$7,703	$2,093
selling, general, and administrative expenses by segment:
mattress fabrics	$3,102	$2,992
upholstery fabrics	4,030	3,750
unallocated corporate expenses	2,361	2,423
selling, general, and administrative expenses	$9,493	$9,165
(loss) income from operations by segment:
mattress fabrics	$(1,582)	$(4,229)
upholstery fabrics	2,092	(420)
unallocated corporate expenses	(2,361)	(2,423)
total segment loss from operations	$(1,851)	$(7,072)
restructuring related credit (1)	61	—
restructuring credit (expense) (2)	50	(711)
loss from operations	$(1,740)	$(7,783)
interest income	284	196
other expense	(705)	(1,095)
loss before income taxes	$(2,161)	$(8,682)

(1) Gross profit and loss from operations for the three months ending January 28, 2024, includes a restructuring related credit of $61,000 for the gain on disposal of inventory related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

(2) The restructuring credit of $50,000 for the three months ended January 28, 2024, represents a gain on disposal of equipment related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. Restructuring expense of $711,000 for the three months ended January 29, 2023, represents lease termination costs of $434,000 and an impairment loss regarding leasehold improvements totaling $277,000 that related to the consolidation of certain leased facilities located in Ouanaminthe, Haiti.

	Nine months ended
	January 28, 2024	January 29, 2023
net sales by segment:
mattress fabrics	$90,619	$80,299
upholstery fabrics	85,185	93,209
net sales	$175,804	$173,508
gross profit (loss):
mattress fabrics	$5,997	$(7,330)
upholstery fabrics	16,780	11,436
total segment gross profit	$22,777	$4,106
restructuring related charge (1)	(40)	(98)
gross profit	$22,737	$4,008
selling, general, and administrative expenses by segment:
mattress fabrics	$9,913	$8,821
upholstery fabrics	11,969	11,053
unallocated corporate expenses	7,484	7,259
selling, general, and administrative expenses	$29,366	$27,133
(loss) income from operations by segment:
mattress fabrics	$(3,916)	$(16,151)
upholstery fabrics	4,811	383
unallocated corporate expenses	(7,484)	(7,259)
total segment loss from operations	$(6,589)	$(23,027)
restructuring related charge (1)	(40)	(98)
restructuring expense (2)	(432)	(1,326)
loss from operations	$(7,061)	$(24,451)
interest income	911	292
other expense	(560)	(348)
loss before income taxes	$(6,710)	$(24,507)

(1) Gross profit and loss from operations for the nine months ending January 28, 2024, includes a restructuring related charge of $40,000, representing markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits at our facility located in Ouanaminthe, Haiti. Gross profit and loss from operations for the nine months ending January 29, 2023, includes a restructuring related charge of $98,000 that represents a loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China, which occurred during the second quarter of fiscal 2023.

(2) Restructuring expense of $432,000 for the nine months ending January 28, 2024, represents a $329,000 impairment charge associated with equipment and $103,000 for employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti. Restructuring expense of $1.3 million for the nine months ending January 29, 2023, relates to both our restructuring activities for our cut and sew upholstery fabrics operations located in Shanghai, China, which occurred during the second quarter of fiscal 2023, and located in Ouanaminthe, Haiti, which occurred during the third quarter of fiscal 2023. Restructuring expense consists of lease termination costs of $481,000, employee termination benefits of $468,000, impairment losses totaling $357,000 that relate to leasehold improvements and equipment, and $20,000 for other associated costs.

Balance sheet information for our operating segments follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Segment assets:
Mattress Fabrics:
Accounts receivable	$11,463	$8,314	$12,396
Inventory	27,925	28,757	25,674
Property, plant and equipment (1)	32,263	34,661	33,749
Right of use assets (2)	1,798	2,476	2,308
Total mattress fabrics assets	73,449	74,208	74,127
Upholstery Fabrics:
Accounts receivable	12,223	12,927	12,382
Inventory	18,952	18,870	19,406
Property, plant and equipment (3)	1,155	1,794	1,671
Right of use assets (4)	2,345	2,995	2,618
Assets held for sale (5)	—	1,950	—
Total upholstery fabrics assets	34,675	38,536	36,077
Total segment assets	108,124	112,744	110,204
Non-segment assets:
Cash and cash equivalents	12,585	16,725	20,964
Short-term investments - rabbi trust	937	2,420	1,404
Short-term note receivable	260	—	219
Current income taxes receivable	476	238	—
Other current assets	4,237	2,839	3,071
Long-term note receivable	1,530	—	1,726
Deferred income taxes	531	463	480
Property, plant and equipment (6)	603	737	691
Right of use assets (7)	2,809	3,442	3,265
Intangible assets	1,970	2,346	2,252
Long-term investments - rabbi trust	7,083	7,725	7,067
Other assets	853	919	840
Total assets	$141,998	$150,598	$152,183

(1)
The $32.3 million as of January 28, 2024, represents property, plant, and equipment of $21.9 million, $9.8 million, and $600,000 located in the U.S., Canada, and Haiti, respectively. The $34.7 million as of January 29, 2023, represents property, plant, and equipment of $23.1 million, $10.9 million, and $651,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $1.8 million as of January 28, 2024, represents right of use assets of $1.2 million and $604,000 located in Haiti and Canada, respectively. The $2.5 million as of January 29, 2023, represents right of use assets of $1.6 million and $833,000 located in Haiti and Canada, respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.
(3)
The $1.2 million as of January 28, 2024, represents property, plant, and equipment of $1.1 million and $134,000 located in the U.S. and China, respectively. The $1.8 million as of January 29, 2023, represents property, plant, and equipment of $1.0 million, $630,000, and $121,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.
(4)
The $2.3 million as of January 28, 2024, represents right of use assets of $944,000 and $1.4 million located in China and the U.S., respectively. The $3.0 million as of January 29, 2023, represents right of use assets of $1.7 million and $1.3 million located in China and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.
(5)
The $2.0 million as of January 29, 2023, represents a right of use asset classified as held for sale located in Haiti.
(6)
The $603,000, $737,000, and $691,000 as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively, represent property, plant, and equipment associated with the unallocated corporate department and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(7)
The $2.8 million, $3.4 million, and $3.3 million as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Nine months ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Capital expenditures (1):
Mattress Fabrics	$2,828	$612
Upholstery Fabrics	219	465
Unallocated Corporate	167	75
Total capital expenditures	$3,214	$1,152
Depreciation expense:
Mattress Fabrics	$4,422	$4,624
Upholstery Fabrics	475	604
Total depreciation expense	$4,897	$5,228
(1)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

14. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ending January 28, 2024, compared with income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ending January 29, 2023.

Our effective income tax rates for the nine-month periods ended January 28, 2024, and January 29, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 28, 2024, and January 29, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, and Haiti as compared to annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 28, 2024, and January 29, 2023:

	January 28,	January 29,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(42.0)	(29.3)
Withholding taxes associated with foreign jurisdictions	(8.1)	(2.0)
Capital expenditure deduction - Quebec, Canada	—	(1.6)
Foreign income tax rate differential	(5.2)	1.4
Stock-based compensation	(2.9)	(0.4)
Tax effects of local currency foreign exchange gains	3.8	1.3
Other	—	0.1
	(33.4)%	(9.5)%

Our consolidated effective income tax rates during the first nine months of fiscal 2024 and the first nine months of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China during fiscal 2024 and both our operations located in China and Canada during fiscal 2023, which have higher income tax rates than the U.S. In addition, during the first nine months of fiscal 2024 and the first nine months of fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023, as our $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024 was significantly lower than the $(28.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2023.

During the first nine months of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(6.7) million, compared with $(24.5) million during the first nine months of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2023.

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

As of January 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 28, 2024, January 29, 2023, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
U.S. federal and state net deferred income tax assets	$19,162	$15,741	$16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$21,492	$18,071	$18,675

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of January 28, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of January 28, 2024, January 29, 2023, and April 30, 2023, we recorded a deferred income tax liability of $4.7 million, $4.1 million, and $4.2 million, respectively.

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

As of January 28, 2024, January 29, 2023, and April 30, 2023, we had a $1.2 million total gross unrecognized income tax benefit, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $1.2 million, as of January 28, 2024, January 29, 2023, and April 30, 2023.

Our gross unrecognized income tax benefit of $1.2 million as of January 28, 2024, relates to income tax positions for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	January 28,	January 29,
(dollars in thousands)	2024	2023
United States Transition Tax Payment	$499	$265
China Income Taxes, Net of Refunds	1,803	1,680
Canada - Income Taxes, Net of Refunds	468	(9)
	$2,770	$1,936

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

As of January 28, 2024, there were 765,399 shares available for future equity-based grants under the Amended and Restated Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on January 8, 2024, September 28, 2023, August 10, 2022 and July 22, 2021:

	January 8,	September 28,	August 10,	July 22,
	2024	2023	2022	2021
Closing price of our common stock	$5.61	$5.59	$5.06	$14.75
Expected volatility of our common stock	33.5%	37.3%	48.2%	54.2%
Expected volatility of peer companies	33.7% - 102.6%	35.7% - 91.5%	41.6% - 105.1%	45.7% - 101.5%
Risk-free interest rate	4.30%	4.90%	3.13%	0.33%
Dividend yield	0.00%	0.00%	0.00%	3.00%
Correlation coefficient of peer companies	0.01 - 0.21	0.01 - 0.21	0.05 - 0.23	0.03 - 0.35

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of January 28, 2024:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
January 8, 2024 (1)	24,597	14,663	$6.23	(5)	31 months
September 28, 2023 (1)	202,900	83,055	$6.43	(6)	34 months
August 10, 2022 (1)	178,714	—	$5.77	(7)	3 years
July 22, 2021 (1)	122,476	—	$15.93	(8)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(9)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Performance-based restricted stock units awarded to key employees.
(3)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of January 28, 2024.
(5)
Price per share represents the fair market value per share ($1.11 per $1, or an increase of $0.62 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($5.61) for the performance-based component of the performance-based restricted stock units granted to senior executives on January 8, 2024.
(6)
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
(7)
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
(8)
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
(9)
Price per share represents the closing price of our common stock on the date of grant.

There were no performance-based restricted stock units that vested during the nine-month period ended January 28, 2024. The following table summarizes information related to our performance-based restricted stock units that vested during the nine-month period ended January 29, 2023:

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

We recorded compensation expense of $67,000 and $2,000 within selling, general, and administrative expenses associated with our performance-based restrictive stock units for the nine-month periods ended January 28, 2024, and January 29, 2023, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of January 28, 2024, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $558,000, which is expected to be recognized over a weighted average vesting period of 2.5 years. As of January 28, 2024, the performance-based restricted stock units that are expected to vest had a fair value totaling $498,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of January 28, 2024:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
January 8, 2024 (2)	14,758	$5.61	31 months
September 28, 2023 (2)	100,068	$5.59	34 months
September 28, 2023 (3)	59,928	$5.59	1 year
September 6, 2022 (2)	25,114	$4.58	2 to 3 years
August 10, 2022 (2)	78,225	$5.06	3 years
July 22, 2021 (2)	30,835	$14.75	3 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units awarded to outside directors.

The following table summarizes information related to our time-based restricted stock units that vested during the nine-month periods ending January 28, 2024, and January 29, 2023, respectively:

	Time-Based		(2)
	Restricted Stock	(1)	Price
Fiscal Year	Units Vested	Fair Value	Per Share
Fiscal 2024	151,653	$857	$5.65
Fiscal 2023	32,799	$167	$5.10

(1)
Dollar amounts are in thousands.
(2)
Price per share is derived from the closing price of our common stock on the date the respective time-based restricted stock units vested.

We recorded compensation expense of $597,000 and $634,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ended January 28, 2024, and January 29, 2023, respectively.

As of January 28, 2024, the remaining unrecognized compensation expense related to our time-based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.8 years. As of January 28, 2024, the time-based restricted stock units that are expected to vest had a fair value totaling $1.6 million.

Immediately Vested Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, respectively, which represents the closing price of our common stock on the date of grant.

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

We recorded $84,000 and $251,000 of compensation expense within selling, general, and administrative expenses for common stock awards to our outside directors for the nine-month periods ended January 28, 2024, and January 29, 2023, respectively.

16. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to eight years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of January 28, 2024, January 29, 2023, and April 30, 2023, are as follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Right of use assets	$6,952	$8,913	$8,191
Operating lease liability - current	2,524	2,785	2,640
Operating lease liability – noncurrent	2,656	4,399	3,612

Supplemental Cash Flow Information

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023
Operating lease liability payments	$1,992	$1,704
Right of use assets exchanged for lease liabilities	978	731

Operating lease expense for the three-month periods ended January 28, 2024, and January 29, 2023, was $789,000 and $921,000, respectively. Operating lease expense for the nine-month periods ended January 28, 2024, and January 29, 2023, was $2.3 million and $2.9 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and nine-month periods ended January 28, 2024, and January 29, 2023.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2024, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2024	614
2025	2,248
2026	950
2027	609
2028	225
Thereafter	804
$5,450
Less: interest	(270)
Present value of lease liabilities	$5,180

As of January 28, 2024, the weighted average remaining lease term and discount rate for our operating leases follows:

January 28, 2024
Weighted average lease term (in years)	3.72
Weighted average discount rate	4.00%

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

Accounts Payable – Capital Expenditures

As of January 28, 2024, January 29, 2023, and April 30, 2023, we had amounts due regarding capital expenditures totaling $19,000, $25,000, and $56,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of January 28, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $880,000.

18. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of January 28, 2024, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 28, 2024, the company’s statutory surplus reserve was $4.1 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the nine-month periods ending January 28, 2024, and January 29, 2023, respectively.

As of January 28, 2024, $3.2 million is available for additional repurchases of our common stock.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the global coronavirus pandemic currently affecting countries around the world, could also adversely affect our operations and financial performance. In addition, the impact of potential goodwill or intangible asset impairments could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Finally, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, are included in Item 1A “Risk Factors” section in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine months ended January 28, 2024, and January 29, 2023, both represent 39-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric operations located in Stokesdale, NC, Quebec, Canada, and Ouanaminthe, Haiti.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential and commercial furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China, and Burlington, NC. During the third quarter of fiscal 2022, we commenced operation of a new leased facility located in Ouanaminthe, Haiti, dedicated to the production of cut and sewn upholstery kits. However, due to a decline in demand, we (i) terminated the agreement to lease this new facility during the third quarter of fiscal 2023, (ii) relocated a scaled-down upholstery cut and sew operation into our existing mattress cover facility located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023, and (iii) thereafter discontinued the production of cut and sewn upholstery kits in Haiti during the latter part of the first quarter of fiscal 2024. (See Note 9 to the consolidated financial statements for further details.)

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

Results of Operations

	Three Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Net sales	$60,418	$52,523	15.0%
Gross profit	7,703	2,093	268.0%
Gross margin	12.7%	4.0%	876bp
Selling, general, and administrative expenses	9,493	9,165	3.6%
Restructuring (credit) expense	(50)	711	(107.0)%
Loss from operations	(1,740)	(7,783)	(77.6)%
Operating margin	(2.9)%	(14.8)%	1194bp
Loss before income taxes	(2,161)	(8,682)	(75.1)%
Income tax expense	1,027	286	259.1%
Net loss	(3,188)	(8,968)	(64.5)%

	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Net sales	$175,804	$173,508	1.3%
Gross profit	22,737	4,008	467.3%
Gross margin	12.9%	2.3%	1062bp
Selling, general, and administrative expenses	29,366	27,133	8.2%
Restructuring expense	432	1,326	(67.4)%
Loss from operations	(7,061)	(24,451)	(71.1)%
Operating margin	(4.0)%	(14.1)%	1008bp
Loss before income taxes	(6,710)	(24,507)	(72.6)%
Income tax expense	2,244	2,332	(3.8)%
Net loss	(8,954)	(26,839)	(66.6)%

Net Sales

Overall, our net sales for the third quarter of fiscal 2024 increased by 15% compared with the same period a year ago, with mattress fabrics sales increasing 21.6% and upholstery fabrics sales increasing 9.2%. Our net sales for the first nine months of fiscal 2024 increased by 1.3% compared with the same period a year ago, with mattress fabrics sales increasing 12.9% and upholstery fabrics sales decreasing 8.6%.

The increase in net sales in our mattress fabrics segment for both the third quarter and the first nine months of fiscal 2024 was primarily driven by new fabric and sewn cover placements that are priced in line with current costs, and, to a lesser extent, SKU rationalization and the re-pricing of some underperforming SKUs to reflect current costs, resulting in higher average selling prices overall.

The increase in net sales for our upholstery fabrics segment for the third quarter of fiscal 2024 was driven by the timing of the Chinese New Year holiday (which falls primarily in the fourth quarter of fiscal 2024, as compared to the third quarter of fiscal 2023), as well as improved residential home furnishing sales during the period.

The decrease in net sales for our upholstery fabrics segment for the first nine months of fiscal 2024 reflects reduced demand for our residential upholstery fabrics products during the first half of the year, driven by a slowdown in new retail business in the residential home furnishings industry during this period.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the third quarter of fiscal 2024 was $(2.2) million, compared with loss before income taxes of $(8.7) million for the prior-year period, while our loss before income taxes for the first nine months of fiscal 2024 was $(6.7) million, compared with loss before income taxes of $(24.5) for the prior-year period.

Operating performance for the third quarter of fiscal 2024, as compared to the prior-year period, was positively affected by higher sales volume and a more profitable mix of sales for both the mattress fabrics and upholstery fabrics segment; a more favorable foreign exchange rate associated with our upholstery fabrics operation in China; and fixed cost savings in the upholstery fabrics segment. These factors were partially offset by higher SG&A expense during the period, as well as production inefficiencies relating to the start up of certain new product launches in the mattress fabrics segment. Notably, operating performance for the third quarter of fiscal 2023 was negatively affected by restructuring and related charges associated with our upholstery fabrics segment.

Operating performance for the first nine months of fiscal 2024 was positively affected by the same factors that affected the third quarter, as well as better inventory management. These factors were partially offset by higher SG&A expense over the nine-month period; lower residential upholstery fabrics sales during the first six months of fiscal 2024; and production inefficiencies that negatively affected our mattress fabrics segment during the third quarter of fiscal 2024. Notably, operating performance for the first nine months of fiscal 2023 was negatively affected by inventory impairment charges and inventory closeout sales for our mattress fabrics segment; higher than normal markdowns of inventory for our upholstery fabrics segment; and restructuring and related charges associated with our upholstery fabrics segment.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ending January 28, 2024, compared with income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ending January 29, 2023.

Our consolidated effective income tax rates during the first nine months of fiscal 2024 and the first nine months of fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our China operations during fiscal 2024 and from our China and Canada operations during fiscal 2023, which have higher income tax rates than the U.S. In addition, during both the first nine months of fiscal 2024 and fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023, as our $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024 was significantly lower than the $(28.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2023.

During the first nine months of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(6.7) million, compared with $(24.5) million during the first nine months of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2023.

Refer to Note 14 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of January 28, 2024, our cash and cash equivalents (collectively, “cash”) totaled $12.6 million, a decrease of $8.4 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(6.0) million and capital expenditures mostly related to our mattress fabrics segment totaling $(3.2) million, partially offset by proceeds from the sale of rabbi trust investments totaling $1.2 million to fund withdrawals from our deferred compensation plan for certain retired employees (see offsetting decrease to the decrease in deferred compensation liability in item (iii) of the below paragraph).

Our net cash used in operating activities was $(6.0) million during the first nine months of fiscal 2024, a decrease of $10.6 million compared with net cash provided by operating activities of $4.6 million during the first nine months of fiscal 2023. This trend primarily reflects (i) a significant decrease in inventory during the first nine months of fiscal 2023 due to improved alignment of inventory purchases with customer demand trends, promotional programs to reduce aged raw materials and finished goods inventory, and a significant decline in net sales (27.1%) during the period, which did not recur during the first nine months of fiscal 2024; (ii) annual incentive payments made during the first quarter of fiscal 2024, which did not occur during the first quarter of fiscal 2023; (iii) payments to certain retired employees totaling $1.2 million for withdrawals from our deferred compensation plan during the first nine months of fiscal 2024; partially offset by (iv) an increase in cash earnings during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023.

As of January 28, 2024, there were no outstanding borrowings under our lines of credit.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Net sales	$30,021	$24,697	21.6%
Gross profit (loss)	1,520	(1,237)	(222.9)%
Gross profit margin	5.1%	(5.0)%	1007bp
Selling, general, and administrative expenses	3,102	2,992	3.7%
Loss income from operations	(1,582)	(4,229)	(62.6)%
Operating margin	(5.3)%	(17.1)%	1185bp

	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Net sales	$90,619	$80,299	12.9%
Gross profit (loss)	5,997	(7,330)	(181.8)%
Gross margin	6.6%	(9.1)%	1575bp
Selling, general, and administrative expenses	9,913	8,821	12.4%
Loss from operations	(3,916)	(16,151)	(75.8)%
Operating margin	(4.3)%	(20.1)%	1579bp

Net Sales

Mattress fabrics sales increased 21.6% in the third quarter of fiscal 2024 compared to the prior-year period. Mattress fabrics sales increased 12.9% in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023.

The increase in net sales in our mattress fabrics segment for both the third quarter and the first nine months of fiscal 2024 was primarily driven by new fabric and sewn cover placements that are priced in line with current raw material and operational costs, and, to a lesser extent, SKU rationalization and the re-pricing of some underperforming SKUs to reflect current costs, resulting in higher average selling prices as compared to historical average selling prices.

During the third quarter, we maintained our focus on executing our product-driven strategy with an ongoing emphasis on innovation, design creativity, and customer relationships. The strength and flexibility of our global manufacturing and sourcing operations in the U.S., Canada, Haiti, Asia, and Turkey continued to support the evolving needs of our mattress fabrics and cover customers during the period. We also continued to implement improvement initiatives to support future profitable sales growth and enhance operating efficiencies.

Looking ahead, we are diligently focused on winning new placements to drive revenue and increase margins. We are optimistic about the mid-to-long term growth potential for our business and believe our market position is strong. However, the industry demand backdrop has deteriorated further than expected during the first few weeks of the fourth quarter. We expect current macro-economic conditions will continue to affect consumer spending trends for some time, resulting in ongoing industry softness that could affect near-term sales results. In the face of these macro headwinds, we are working to manage the aspects of our business we can control. We believe we will mitigate demand pressures to some extent by the continued rollout of new programs priced in line with current costs, along with opportunities to make additional gains with customers. However, greater macro-industry and end-consumer support will be needed to drive recovery in the mattress industry and support our future sales growth. Additionally, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as possible economic and health effects from additional surges in the coronavirus, remain unknown and depend on factors beyond our knowledge or control. These situations could cause disruption to global markets that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

The decrease in this segment’s operating loss during the third quarter of fiscal 2024, as compared to the prior-year period, was primarily due to higher sales of products with better pricing and margins, as well as a more favorable product mix. These factors were partially offset by production inefficiencies mostly relating to the start up of certain new product launches, as well as higher SG&A expense.

The decrease in operating loss during the first nine months of fiscal 2024, as compared to the prior-year period (which was negatively affected by certain inventory impairment charges and losses from inventory close out sales), was primarily due to the same factors that positively affected the third quarter, along with better inventory management. These factors were partially offset by higher SG&A expense during the period, as well as the production inefficiencies relating to the start up of certain new product launches that negatively affected the third quarter.

Higher SG&A expense during both the third quarter and the first nine months of fiscal 2024, as compared to the prior-year periods, was due mostly to an increase in provision for bad debts (reflecting current unfavorable macro-economic conditions relating to bedding products), an increase in sampling expense driven by new product roll outs; and an increase in personnel; partially offset by lower compensation expense.

We expect the ongoing (and further deteriorating) industry softness affecting sales volumes will continue to affect profitability for this segment, although we believe these headwinds will be mitigated to some extent by our ongoing efforts to improve operational efficiencies and control internal costs, as well as our continued roll out of new products priced in line with current costs. Additionally, the internal inefficiencies relating to the start up and production of certain new products that negatively affected this segment's operating performance during the third quarter of fiscal 2024 are also expected to affect operating performance during the fourth quarter.

Looking ahead, with the uncertainty of consumer demand in the near term, we are evaluating strategic actions to adjust and right-size our global platform to align with current demand levels, while still supporting our valued customers. We will also consider additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Accounts receivable	$11,463	$8,314	$12,396
Inventory	27,925	28,757	25,674
Property, plant & equipment	32,263	34,661	33,749
Right of use assets	1,798	2,476	2,308
	$73,449	$74,208	$74,127

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 28, 2024, accounts receivable increased by $3.1 million, or 37.9%, compared with January 29, 2023. This increase reflects the increase in net sales during the third quarter of fiscal 2024 compared with fiscal 2023, as described in the Net Sales section above. In addition, we experienced slower cash collections as customers did not take advantage of cash discounts as much during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, and more customers elected to source our products from China, (where we have longer payment terms) as opposed to the U.S. This led to an increase in days' sales outstanding to 35 days for the third quarter of fiscal 2024, as compared with 31 days for the third quarter of fiscal 2023.

As of January 28, 2024, accounts receivable decreased by $933,000, or 7.5%, compared with April 30, 2023. This decrease primarily reflects faster cash collections, as we had a mix of higher sales to customers with longer credit terms during the fourth quarter of fiscal 2023, as compared with the third quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 35 days during the third quarter of fiscal 2024, a decrease from 37 days during the fourth quarter of fiscal 2023.

Inventory

As of January 28, 2024, inventory decreased by $832,000, or 2.9%, compared with January 29, 2023. Although net sales increased by 21.6% during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, inventory modestly decreased during the third quarter of fiscal 2024, as compared with the prior-year period, due to improved raw materials inventory management in relation to current customer demand trends and promotional programs to reduce aged raw materials and finished goods.

As of January 28, 2024, inventory increased by $2.3 million, or 8.8%, compared with April 30, 2023. This trend primarily reflects lower than anticipated demands trends during the third quarter of fiscal 2024, compared with the fourth quarter of fiscal 2024. Net sales for the third quarter of fiscal 2024 were $30.0 million, a decrease of 2.2%, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.0 for the third quarter of fiscal 2024, compared with 3.5 for the third quarter of fiscal 2023 and 4.4 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of January 28, 2024, property, plant, and equipment has steadily decreased compared to January 29, 2023, and April 30, 2023, due to reduced capital spending stemming from the current and expected unfavorable macro-economic conditions and our strategic focus on limited capital projects that will increase efficiencies and improve the quality of our products.

The $32.3 million as of January 28, 2024, represents property, plant, and equipment of $21.9 million, $9.8 million, and $600,000 located in the U.S., Canada, and Haiti, respectively. The $34.7 million as of January 29, 2023, represents property, plant, and equipment of $23.1 million, $10.9 million, and $651,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

As of January 28, 2024, right of use assets have decreased due to rent expense incurred over the terms of existing lease agreements.

The $1.8 million as of January 28, 2024, represents right of use assets of $1.2 million and $604,000 located in Haiti and Canada, respectively. The $2.5 million as of January 29, 2023, represents right of use assets of $1.6 million and $833,000 located in Haiti and Canada, respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

Upholstery Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 28, 2024		January 29, 2023		% Change
Non-U.S. Produced	$28,425	94%	$25,514	92%	11.4%
U.S. Produced	1,972	6%	2,312	8%	(14.7)%
Total	$30,397	100%	$27,826	100%	9.2%

	Nine Months Ended
(dollars in thousands)	January 28, 2024		January 29, 2023		% Change
Non-U.S. Produced	$77,187	91%	$86,633	93%	(10.9)%
U.S. Produced	7,998	9%	6,576	7%	21.6%
Total	$85,185	100%	$93,209	100%	(8.6)%

Net Sales

Upholstery fabrics sales increased 9.2% in the third quarter of fiscal 2024 compared to the prior-year period. Upholstery fabrics sales decreased 8.6% in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023.

The increase in upholstery fabrics net sales during the third quarter was driven by the timing of the Chinese New Year holiday (which falls primarily in the fourth quarter of fiscal 2024, as opposed to the third quarter of fiscal 2023), as well as some improvement in residential home furnishing sales during the period. This increase was partially offset by moderately lower sales in our hospitality/contract fabric business primarily due to the impact of winter weather events in January; short-term supply chain issues that affected production in our Read business; and increased construction costs affecting demand for new and ongoing hospitality/contract projects.

The decrease in upholstery fabrics net sales during the first nine months of fiscal 2024 reflects softness in the residential home furnishings industry, where demand was pressured during the first half of the year by a challenging macro-economic environment.

Although we saw a year over year increase in residential fabric sales during the third quarter, the industry demand backdrop for residential home furnishings has deteriorated further than expected during the first few weeks of the fourth quarter, and we expect this ongoing softness may affect demand for our residential business for some time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, supported by our flexible Asian platform and our long-term supplier relationships. We also believe overall demand remains solid for our hospitality/contract business.

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

Gross Profit, Selling, General & Administrative Expenses, and Income (Loss) from Operations

	Three Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Gross profit	6,122	3,330	83.8%
Gross margin	20.1%	12.0%	817bp
Selling, general, and administrative expenses	4,030	3,750	7.5%
Restructuring (credit) expense	(50)	711	(107.0)%
Income (loss) from operations	2,092	(420)	(598.1)%
Operating margin	6.9%	(1.5)%	839bp

	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	Change
Gross profit	16,780	11,436	46.7%
Gross margin	19.7%	12.3%	740bp
Selling, general, and administrative expenses	11,969	11,053	8.3%
Restructuring expense	432	1,326	(67.4)%
Income from operations	4,811	383	1156.1%
Operating margin	5.6%	0.4%	525bp

The increase in upholstery fabrics profitability for the third quarter of fiscal 2024, as compared to the prior year period (which was negatively affected by restructuring and related charges), primarily reflects higher sales volume; a more profitable mix of sales; a more favorable foreign exchange rate in China; and lower fixed costs resulting from the previous restructuring of the upholstery fabrics segment's cut and sew platforms. These factors were partially offset by lower hospitality/contract sales and higher SG&A expense during the period.

The increase in upholstery fabrics profitability for the first nine months of fiscal 2024, as compared to the prior-year period (which was negatively affected by higher than normal inventory markdowns and restructuring and related charges), primarily reflects a more profitable mix of sales; better inventory management; a more favorable foreign exchange rate in China; lower fixed costs resulting from the previous restructuring of the upholstery fabrics cut and sew platform; and lower freight costs. These factors were partially offset by lower residential fabric sales and higher SG&A expense during the period.

The increase in SG&A expense during both the third quarter and the first nine months of fiscal 2024, as compared to the prior-year periods, was mostly due to wage inflation, higher professional and consulting fees, higher travel and tradeshow costs as business travel and industry tradeshows have resumed, and an increase in sampling expense driven by new product roll outs.

Looking ahead, the residential home furnishings industry remains under pressure, and we expect further deterioration during the fourth quarter of fiscal 2024 due to shifting consumer demand trends and inflation affecting overall consumer spending. As a result, we expect lower sales volumes in our residential business will continue to affect our profitability. However, we still expect to benefit in fiscal 2024 from (i) our strategic decision to discontinue production of cut and sewn upholstery kits in Haiti; (ii) improved inventory management; (iii) a solid hospitality/contract fabric business; and (iv) improvement in our Read business. We will also continue our ongoing cost reduction efforts and will consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

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

The following summarizes our restructuring expense and restructuring related charges from both our restructuring activities noted above for the nine months ending January 28, 2024, and January 29, 2023:

	Nine Months Ended	Nine Months Ended
	January 28, 2024	January 29, 2023
Lease termination costs	$—	$481
Employee termination benefits	103	468
Impairment loss - leasehold improvements and equipment	329	357
Loss on disposal and markdowns of inventory	40	98
Other associated costs	—	20
Restructuring expense and restructuring related charges (1) (2)	$472	$1,424

(1) Of the total $472,000, $432,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 28, 2024.

(2) Of the total $1.4 million, $1.3 million and $98,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 29, 2023.

See Note 9 of the consolidated financial statement for further details regarding our restructuring activities.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
Accounts receivable	$12,223	$12,927	$12,382
Inventory	18,952	18,870	19,406
Property, plant & equipment	1,155	1,794	1,671
Right of use assets	2,345	2,995	2,618
Assets held for sale	—	1,950	—
	$34,675	$38,536	$36,077

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 28, 2024, accounts receivable decreased by $704,000, or 5.4%, compared with January 29, 2023. Although net sales increased by 9.2% during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, accounts receivable decreased. This trend reflects a timing difference of cash receipts from certain significant customers during the last week of the third quarter of fiscal 2024, which cash receipts did not occur during the third quarter of fiscal 2023. It also reflects the expiration of extended credit terms with certain customers. As a result, days’ sales outstanding for this segment decreased to 31 days for the third quarter of fiscal 2024, as compared with 38 days for the third quarter of fiscal 2023.

As of January 28, 2024, accounts receivable decreased by 1.3%, compared with April 30, 2023. This trend reflects a static net sales of $30.4 million for the third quarter of fiscal 2024, that was comparable with net sales of $30.7 million during the fourth quarter of fiscal 2023. Days' sales outstanding was 31 days for the third quarter of fiscal 2024, as compared with 33 days for the fourth quarter of fiscal 2023.

Inventory

As of January 28, 2024, inventory increased by 0.4%, compared with January 29, 2023. Although net sales increased by 9.2% during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, inventory remained flat as inventory levels were well managed in relation to current customer demand trends.

As of January 28, 2024, inventory decreased by $454,000, or 2.3%, compared with April 30, 2023. The trend reflects a modest decrease in net sales of 1.1% during the third quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales for the third quarter of fiscal 2024 were $30.4 million, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 5.1 for the third quarter of fiscal 2024, compared with 4.1 for the third quarter of fiscal 2023 and 4.8 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

As of January 28, 2024, property, plant, and equipment steadily decreased compared to January 29, 2023, and April 30, 2023, due to (i) impairment charges of $329,000 related to our strategic action to discontinue the production of upholstery cut and sew kits in Ouanaminthe, Haiti, and (ii) a reduction in capital spending as a result of current and expected unfavorable macro-economic conditions.

The $1.2 million as of January 28, 2024, represents property, plant, and equipment of $1.1 million and $134,000 located in the U.S. and China, respectively. The $1.8 million as of January 29, 2023, represents property, plant, and equipment of $1.0 million, $630,000, and $121,000 located in the U.S., Haiti, and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.

Right of Use Assets

As of January 28, 2024, right of use assets has steadily decreased compared with January 29, 2023, and April 30, 2023. This is due to rent expense incurred over the terms of existing lease agreements, partially offset by the renewal of our agreement to lease our facility associated with Read and certain facilities associated with our operations located in China.

The $2.3 million as of January 28, 2024, represents right of use assets of $944,000 and $1.4 million located in China and the U.S., respectively. The $3.0 million as of January 29, 2023, represents right of use assets of $1.7 million and $1.3 million located in China and the U.S., respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million, located in China and the U.S., respectively.

Assets Held for Sale

The $2.0 million as of January 29, 2023, represents a right of use asset associated with an agreement to lease a facility located in Ouanaminthe, Haiti, which such lease was terminated in connection with a restructuring activity. See Note 9 of the consolidated financial statement for further details regarding our restructuring activity associated with our upholstery cut and sew operation located in Ouanaminthe, Haiti. This right of use asset was sold to a third party during the fourth quarter of fiscal 2023, which resulted in a note receivable. See Note 7 to the consolidated financial statements for further details regarding this note receivable.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	% Change
SG&A expenses	$9,493	$9,165	3.6%
Interest income	284	196	44.9%
Other expense	705	1,095	(35.6)%

	Nine Months Ended
(dollars in thousands)	January 28, 2024	January 29, 2023	% Change
SG&A expenses	$29,366	$27,133	8.2%
Interest income	911	292	212.0%
Other expense	560	348	60.9%

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses during the third quarter and first nine months of fiscal 2024, compared with the third quarter and first nine months of fiscal 2023, is due to a variety of factors, including (i) wage inflation; (ii) higher professional and consulting fees; (iii) an increase in provision for bad debts reflecting current unfavorable macro-economic conditions relating to furniture and bedding products; and (iv) an increase in sampling expense driven by new product roll outs in both business segments.

Interest Income

The increase in interest income is due primarily to higher market interest rates during the third quarter and first nine months of fiscal 2024, as compared with the third quarter and first nine months of fiscal 2023.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China and Canada.

The decrease in other expense during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, is due mostly to more favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts during third quarter, as compared with the third quarter of fiscal 2023. During the third quarter of fiscal 2024, we reported a foreign currency exchange loss associated with our operations located in China of $290,000, compared with $757,000 during the third quarter of fiscal 2023. The decrease in other expense due to more favorable foreign exchange rates noted above, was partially offset by an increase in unrealized gains associated with our rabbi trust that funds our deferred compensation liability.

The increase in other expense during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2023, is mostly due to the increase in fees associated with our ABL Credit Agreement effective on January 19, 2023. See Note 10 located in the consolidated financial statements for further details. In addition, the increase in other expense is due an increase in unrealized gains associated with our rabbi trust that increased our deferred compensation liability.

A foreign currency exchange gain of $389,000 was reported during the first nine months of fiscal 2024 that (i) related to our operations located in China, (ii) was mostly non-cash, and (iii) was offset by a $477,000 income tax charge. This income tax charge of $477,000 was associated with taxable foreign currency exchange gains based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income, as we incur income tax expense and pay income taxes in China's local currency. The $477,000 income tax charge represents an increase in our income tax payments and withholding tax payments associated with future earnings and profits that will ultimately be repatriated from our operations located in China to the company's U.S. parent.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ending January 28, 2024, compared with income tax expense of $2.3 million, or (9.5%) of loss before income taxes, for the nine-month period ending January 29, 2023

Our effective income tax rates for the nine-month periods ended January 28, 2024, and January 29, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 28, 2024, and January 29, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in

China, Canada, and Haiti as compared to annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ending January 28, 2024, and January 29, 2023:

	January 28,	January 29,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(42.0)	(29.3)
Withholding taxes associated with foreign jurisdictions	(8.1)	(2.0)
Capital expenditure deduction - Quebec, Canada	—	(1.6)
Foreign income tax rate differential	(5.2)	1.4
Stock-based compensation	(2.9)	(0.4)
Tax effects of local currency foreign exchange gains	3.8	1.3
Other	—	0.1
	(33.4)%	(9.5)%

Our consolidated effective income tax rates during the first nine months of fiscal 2024 and fiscal 2023 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China during fiscal 2024 and from our operations located in both China and Canada during fiscal 2023, each of which has higher income tax rates than the U.S. In addition, during the first nine months of fiscal 2024 and the first nine months of fiscal 2023, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets (as described below). The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was lower during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023, as our $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024 was significantly lower than the $(28.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2023.

During the first nine months of fiscal 2024, we incurred a lower consolidated pre-tax loss totaling $(6.7) million, compared with $(24.5) million during the first nine months of fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2023.

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

As of January 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2021 through 2023, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2024. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 28, 2024, January 29, 2023, and April 30, 2023, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
U.S. federal and state net deferred income tax assets	$19,162	$15,741	$16,345
U.S. capital loss carryforward	2,330	2,330	2,330
	$21,492	$18,071	$18,675

Undistributed Earnings

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively.

Uncertain Income Tax Positions

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of January 28, 2024, January 29, 2023, and April 30, 2023, respectively.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction for the nine months ended January 28, 2024, and January 29, 2023, respectively:

	Nine Months	Nine Months
	Ended	Ended
	January 28,	January 29,
(dollars in thousands)	2024	2023
United States Transition Tax Payment	$499	$265
China Income Taxes, Net of Refunds	1,803	1,680
Canada - Income Taxes, Net of Refunds	468	(9)
	$2,770	$1,936

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

Additionally, we currently expect to pay minimal income taxes in the U.S. on a cash basis during fiscal 2024 due to the immediate expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards that totaled $49.4 million as of April 30, 2023, which are projected to increase as a result of the significant U.S. loss carryforward we expect to generate during fiscal 2024.

As of January 28, 2024, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act, as follows: FY 2025 - $665,000; and FY 2026 - $830,000.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of January 28, 2024, we believe our cash of $12.6 million and the current availability under our revolving credit lines totaling $26.2 million (Refer to Note 10 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, commitments, and contractual obligations.

As of January 28, 2024, our cash totaled $12.6 million, a decrease of $8.4 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to net cash used in operating activities totaling $(6.0) million and capital expenditures mostly related to our mattress fabrics segment totaling $(3.2) million, partially offset by proceeds from the sale of our rabbi trust investments totaling $1.2 million to fund withdrawals from our deferred compensation plan for certain retired employees (see offsetting decrease to the decrease in deferred compensation liability in item (iii) of the below paragraph).

Our net cash used in operating activities was $(6.0) million during the first nine months of fiscal 2024, a decrease of $10.6 million compared with net cash provided by operating activities of $4.6 million during the first nine months of fiscal 2023. This trend primarily reflects (i) a significant decrease in inventory during the first nine months of fiscal 2023 due to improved alignment of inventory purchases with customer demand trends, promotional programs to reduce aged raw materials and finished goods inventory, and a significant decline net sales of (27.1%) during the period, which did not recur during the first nine months of fiscal 2024; (ii) annual incentive payments made during the first quarter of fiscal 2024, which did not occur during the first quarter of fiscal 2023; and (iii) payments to certain retired employees totaling $1.2 million for withdrawals from our deferred compensation plan during the first nine months of fiscal 2024; partially offset by (iv) an increase in cash earnings during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023.

As of January 28, 2024, there were no outstanding borrowings under our lines of credit.

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

By Geographic Area

A summary of our cash by geographic area follows:

(dollars in thousands)	January 28, 2024	January 29, 2023	April 30, 2023
United States	$2,816	$9,658	$9,769
China	9,138	6,114	10,669
Canada	259	700	281
Haiti	363	244	236
Cayman Islands	9	9	9
	$12,585	$16,725	$20,964

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

We did not repurchase any shares of common stock during either of the nine-month periods ending January 28, 2024, or January 29, 2023, respectively. As a result, as of January 28, 2024, $3.2 million is available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the fourth quarter of fiscal 2024.

Dividends

In June 2022, our board of directors suspended the company’s quarterly cash dividend. Considering the current and expected macroeconomic conditions, we believe that preserving capital and managing our liquidity is in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we do not expect to pay any dividends through at least the fourth quarter of fiscal 2024.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $39.0 million as of January 28, 2024, compared with $44.9 million as of January 29, 2023, and $39.2 million as of April 30, 2023. Operating working capital turnover was 5.9 during the third quarter of fiscal 2024, compared with 4.1 during the third quarter of fiscal 2023, and 4.6 during the fourth quarter of fiscal 2023.

Accounts Receivable

Accounts receivable was $23.7 million as of January 28, 2024, an increase of $2.5 million, or 11.5%, compared with $21.2 million as of January 29, 2023. This increase mostly reflects a 15.0% increase in net sales during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023. Days’ sales outstanding were 33 days during the third quarter of fiscal 2024, compared with 34 days during the third quarter of fiscal 2023.

Accounts receivable was $23.7 million as of January 28, 2024, a decrease of $1.1 million, or 4.4%, compared with $24.8 million as of April 30, 2023. This decrease primarily reflects a decrease in net sales during the third quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $60.4 million during the third quarter of fiscal 2024, a decrease of $1.0 million, or 1.6%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023. In addition, this decrease reflects faster cash collections associated with our mattress fabrics segment, as we had a mix of higher sales to customers with longer credit terms during the fourth quarter of fiscal 2023, as compared with the third quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 33 days during the third quarter of fiscal 2024, a decrease from 35 days during the fourth quarter of fiscal 2023.

Inventory

Inventory was $46.9 million as of January 28, 2024, a decrease of $750,000, or 1.6%, compared with $47.6 million as of January 29, 2023. Although net sales increased by 15.0% during the third quarter of fiscal 2024, as compared with the third quarter of fiscal 2023, inventory modestly decreased during the third quarter of fiscal 2024, as compared with the prior-year period, as inventory levels were well managed in relation to current customer demand trends by both our mattress and upholstery fabrics segments, and our mattress fabrics segment implemented promotional programs to reduce aged raw materials and finished goods.

Inventory was $46.9 million as of January 28, 2024, an increase of $1.8 million, or 4.0%, compared with $45.1 million as of April 30, 2023. This trend primarily reflects lower than anticipated demand trends associated with our mattress fabrics segment during the third quarter of fiscal 2024, compared with the second quarter of fiscal 2024. Net sales related to our mattress fabrics segment for the third quarter of fiscal 2024 were $30.0 million, a decrease of 4.3%, compared with net sales of $31.4 million during the second quarter of fiscal 2024.

Inventory turns were 4.5 for the third quarter of fiscal 2024, as compared with 4.0 for the third quarter of fiscal 2023 and 4.7 for the fourth quarter of fiscal 2023.

Accounts Payable - Trade

Accounts payable - trade was $29.8 million as of January 28, 2024, an increase of $7.3 million, or 32.2%, compared with $22.5 million as of January 29, 2023. This increase is mostly due to the timing of vendor payments associated with the Chinese New Year holiday, where a higher level of vendor payments was made prior to January 29, 2023, as compared with January 28, 2024.

Accounts payable - trade was $29.8 million as of January 28, 2024, a decrease of 1.2% compared with $29.4 million as of April 30, 2023. This trend reflects a decline in net sales during the third quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales were $60.4 million during the third quarter of fiscal 2024, a decrease of $1.0 million, or 1.6%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of January 28, 2024, we did not have any outstanding borrowings associated with our revolving credit agreements. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 28, 2024, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first nine months of fiscal 2024 totaled $3.2 million and were mostly related to machinery and equipment associated with our mattress fabrics segment. Capital expenditures on a cash basis during the first nine months of fiscal 2023 totaled $1.6 million and pertained to (i) manufacturing equipment associated with our mattress fabrics segment, (ii) machinery and equipment associated with our former upholstery cut and sew operation located in Haiti; and (iii) IT equipment associated with both our business segments.

Depreciation expense was $4.9 million during the first nine months of fiscal 2024, compared with $5.2 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods. For the remainder of fiscal 2024, our planned capital spending will be centered on our mattress fabrics segment, with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided from operations.

Accounts Payable – Capital Expenditures

As of January 28, 2024, we had amounts due regarding capital expenditures totaling $19,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $19,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 28, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $880,000.

Critical Accounting Policies and Recent Accounting Developments

As of January 28, 2024, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 30, 2023.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended April 30, 2023.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our annual report on Form 10-K for the year ended April 30, 2023, except for those disclosed in Note 10 of the consolidated financial statements.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

During fiscal 2023 and continuing through the third quarter of fiscal 2024, raw material costs started to decline due to lower oil prices and slowing global demand; however, higher cost of labor remained challenging during fiscal 2023 and continuing through the third quarter of fiscal 2024.

Inflationary pressures also affected consumer spending during fiscal 2023 and through the third quarter of fiscal 2024, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand for our mattress fabrics and residential upholstery fabrics products during fiscal 2023 and during the first nine months of fiscal 2024.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the “Amended Agreement”) that established an asset-based revolving credit facility that required interest to be charged at a rate (applicable interest rate of 6.81% as of January 28, 2024) calculated using an applicable margin over the Federal Reserve Bank of New York’s secured overnight fund rate, as defined in the Amended Agreement. As of January 28, 2024, there were no outstanding borrowings under the Amended Agreement.

Our revolving credit line associated with our operations located in China bears interest at a rate determined by the Chinese government at the time of borrowing. As of January 28, 2024, there were no borrowings outstanding under our revolving credit agreement associated with our operations located in China.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies related to our subsidiaries domiciled in Canada and China. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and China. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates as of January 28, 2024, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of January 28, 2024, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended January 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 28, 2024. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended January 28, 2024. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2023, for the fiscal year ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
October 30, 2023 to December 3, 2023	—	—	—	$3,248,094
December 4, 2023 to December 31, 2023	—	—	—	$3,248,094
January 1, 2024 to January 28, 2024	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended January 28, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are submitted as part of this report.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Scheme with Embedded Linkbase Documents

104 Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: March 8, 2024	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)