Form 10-K
period 2024-04-28
CULP INC
filed 2024-07-12
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 10, 2024, 12,469,903 shares of common stock were outstanding. As of October 29, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $64,332,059 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CULP, INC.

FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring actions, production levels, new project launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, restructuring and restructuring-related charges, expenses, and/or credits, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the recent coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to successfully restructure our mattress fabric operations and return the segment to profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” of this annual report on Form 10-K.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed, estimated, expected, intended, planned or projected. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations or financial results.

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

Overview

Culp is one of the largest marketers of mattress fabrics for bedding and upholstery fabrics for residential, commercial, and hospitality furniture in North America. The company markets a variety of fabrics to its global customer base of leading bedding and furniture companies, including fabrics produced at Culp's manufacturing facilities and fabrics sourced through other suppliers. The company competes in a business driven by fashion and product performance, and we strive to differentiate ourselves by placing a sustained focus on creativity and product innovation. In addition, we place great emphasis on providing excellent and dependable service to our customers. Our focused efforts to protect our financial strength have allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

Our operations are classified into two operating segments — mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and seating for offices, healthcare facilities, and other institutional uses, as well as fabric products that are used in the production of upholstered furniture for the hospitality industry, including seating for restaurants, hotels, and theaters. The upholstery fabrics business also markets window treatment products and installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. In fiscal 2024, we had active production facilities located in North Carolina; Tennessee; Quebec, Canada; Shanghai, China; and Ouanaminthe, Haiti. Culp also sources fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey, with substantially all of these products made specifically for Culp and created by Culp designers.

In May 2024, Culp announced a restructuring plan (the “Fiscal 2025 restructuring”), primarily focused on its mattress fabrics segment, in which Culp will consolidate certain of its operations. Under this plan, Culp is engaging in a phased wind-down and closure of its manufacturing plant in Quebec, Canada, moving a portion of this plant's knitting operations to its manufacturing facility in Stokesdale, North Carolina, and transitioning this plant's weaving operations to a strategic sourcing model. In addition, Culp is consolidating its sewn mattress cover operation in Haiti, reducing the expenses at that location. It is also rationalizing the company’s internal upholstery fabrics finishing operation in China to align with current demand and further leverage strategic supply relationships. See “—Fiscal 2025 Restructuring” below for further details regarding the restructuring.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below, as well as in our “Management’s Discussion and Analysis” in Part II, Section 7 of this report.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, our stock has been listed on the New York Stock Exchange and trades under ticker symbol “CULP.” Our fiscal year is the 52- or 53-week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina.

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

Fiscal 2025 Restructuring

On May 1, 2024 (the company's fiscal 2025 year), Culp announced the Fiscal 2025 restructuring, which was designed to reduce costs, improve asset utilization, and drive performance and profitable growth. The plan, which is being implemented primarily in the company’s mattress fabrics segment and, to a lesser extent, in its upholstery fabrics segment, includes the following strategic actions:

•
Consolidating the company’s North American mattress fabrics operations, including a phased wind-down and closure of the company’s manufacturing plant in Quebec, Canada, and moving knitting and finishing capacity from this plant to the company’s facility in Stokesdale, North Carolina;
•
Improving efficiency and through-put by optimizing volume and equipment in the company’s mattress fabrics operation in Stokesdale, North Carolina, to reduce costs and improve quality;
•
Transitioning the mattress fabrics segment’s weaving operation to a strategic sourcing model through the company’s long standing supply partners, enhancing competitiveness and value for customers;
•
Consolidating the company’s Haiti sewn mattress cover operation (which is located on the Dominican Republic/Haiti border) into one building and significantly reducing operating expenses at that location;
•
Restructuring the company’s upholstery fabrics finishing operation in China to align with current demand and continuing to leverage strategic supply relationships; and
•
Reducing unallocated corporate and shared services expenses with targeted annualized savings of $1.5 million.

The implementation of these restructuring actions began in May 2024. The restructuring actions are expected to be mostly completed by the end calendar year 2024. The company expects to incur restructuring and restructuring-related costs and charges of approximately $8.0 million, of which $2.5 million are anticipated to be incurred in the first half of fiscal 2025, and the remainder are expected to be incurred over the course of fiscal 2025. This includes approximately $2.5 million in cash costs, the majority of which are anticipated to be incurred in the first half of fiscal 2025. The company expects to fund these cash costs with the sale of manufacturing equipment. For further information about the Fiscal 2025 restructuring, see Note 8 of the consolidated financial statements.

Segments

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2024		Fiscal 2023		Fiscal 2022
Mattress Fabrics	$116.4	52%	$111.0	47%	$152.2	52%
Upholstery Fabrics
Non-U.S.-Produced	98.4	44%	114.5	49%	133.2	45%
U.S.-Produced	10.5	4%	9.4	4%	9.4	3%
Total Upholstery	108.9	48%	123.9	53%	142.6	48%
Total company	$225.3	100%	$234.9	100%	$294.8	100%

Additional financial information about our operating segments can be found in Note 17 of the consolidated financial statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Culp Home Fashions has fabric manufacturing facilities located in Stokesdale, North Carolina, and St. Jerome, Quebec, Canada. As part of the Fiscal 2025 restructuring, Culp is relocating some of its knitting and finishing operations from its Quebec, Canada facility to Stokesdale, North Carolina, and transitioning its woven jacquard fabric operations to a strategic sourcing model. See “—Manufacturing and Sourcing—Mattress Fabrics Segment,” below, for information on our mattress fabrics manufacturing.

During fiscal 2023, we completed a restructuring and rationalization of our U.S.-based cut and sewn cover platform, moving our research and development ("R&D") and prototyping capabilities from our location in High Point, North Carolina, to our owned facility in Stokesdale, North Carolina. The result of this move was the discontinuation of our higher-cost on shore production capabilities, with the closure of two leased facilities in High Point during the third quarter of fiscal 2023. This platform adjustment has allowed us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia. Also, as part of the Fiscal 2025 restructuring, we are consolidating our Haiti sewn mattress cover operation into one building and reducing operating expenses at that location.

During the past few years, we completed several multi-year capital projects for the mattress fabrics business, including consolidating certain operations, expanding capacity, improving efficiency and customer service, and maintaining our flexible approach to fabric sourcing. In fiscal 2019, we expanded our design capabilities with the launch of a new software and a library system for cataloging our products to drive marketing and enhance innovation. In fiscal 2020, we further enhanced our design and innovation platform by establishing a dedicated innovation team to develop and offer the latest technologies and forward-looking products, expanding our creative team to complement our innovation strategy, and releasing a new digital library, design simulations, and 3D image rendering capabilities to showcase our designs and marketing tools. In fiscal 2021, we invested in additional knit machines and other equipment to expand fabric capacity in North America, and we also enhanced our digital project management platform, which allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising. In fiscal 2022, we expanded our leading-edge technology by investing in robust hot melt lamination finishing equipment. In fiscal 2024, we invested in knitting software to monitor machine efficiency and output, and we invested in a chemical dosing system designed to enhance our finishing capabilities and provide immediate cost saving benefits.

We believe the success of our mattress fabrics business over the longer term is due largely to a business strategy that has included a focus on creative design and product innovation; a strong global manufacturing and sourcing platform; solid long-term customer and vendor relationships; and reliable service. Our business model has allowed us to provide bedding manufacturers with innovative products developed from consumer-based research and trend analysis, and we have been able to meet continually changing demand trends with the support of our flexible global platform.

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential, commercial, and hospitality furniture, described below. This segment also includes window treatment products and installation services through our Read Window Products business, including roller shades, drapery, hardware, and top-of-mattress soft goods, for customers in the hospitality and commercial industries.

During fiscal 2024, the upholstery fabrics segment operated four facilities in Shanghai, China, including one manufacturing facility. From these locations, we market a variety of upholstery fabrics and cut and sewn kits sourced from third-party producers, mostly in China and Vietnam. We utilize these facilities for design, prototyping, finishing, warehousing, quality control, and inspection operations related to these products. As part of the Fiscal 2025 restructuring, we are rationalizing our internal upholstery fabrics finishing operation in China to align with current demand and further leverage strategic supply relationships. See “—Manufacturing and Sourcing—Upholstery Fabrics Segment,” below, for information on our upholstery fabrics manufacturing.

We continue to expand our marketing efforts to sell our upholstery fabrics products in countries other than the U.S., including the Chinese local market. During the fourth quarter of fiscal 2024, we also established an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our sourcing and to further diversify our supply chain in Asia.

Additionally, we market a variety of window treatments, using mostly customer-supplied fabrics and materials, fabricated at our Read Window Products facility in Knoxville, Tennessee, as well as by third-party suppliers.

Our upholstery fabrics business has moved from one that relied on a large fixed capital base that was difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and tastes. At the same time, we have maintained control or oversight of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics. This strategic approach has allowed us to limit our investment of capital in fixed assets and control the costs of our products, while continuing to leverage our design and finishing expertise, industry knowledge, and important relationships.

We believe the success of our upholstery fabrics segment over the longer term is due largely to a business strategy that has included: innovation in a low-cost environment, speed-to-market execution, consistent quality, reliable service and lead times, and increased recognition of and reliance on the Culp brand. Our progress has been achieved through a unique business model that has enabled the upholstery fabrics segment to execute a strategy that we believe is clearly differentiated from our competitors. In this way, we have maintained our ability to provide furniture manufacturers with products from nearly every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers and hospitality customers in four principal markets. The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, foundations and top of bed components) and bedding accessory products. The upholstery fabrics segment primarily supplies the residential furniture industry and, to a lesser extent, the commercial and hospitality furniture industries. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furniture, fabrics, and window treatments market includes fabrics and window treatment products used for upholstered office seating sold primarily for use in offices, healthcare facilities, and other institutional settings; and window treatments for commercial application. The hospitality furniture, fabrics, and window treatments market includes fabrics and window treatment products for use in the hospitality industry (primarily hotels and motels, restaurants, and theater seating) The principal industries into which the company sells products – the bedding industry and residential, commercial, and hospitality furniture industries – are described in more detail below. The great majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a larger share of bedding industry sales are replacement purchases, which are generally less volatile than sales based on economic growth and new household formations. During the second half of fiscal 2022 and throughout fiscal 2023 and fiscal 2024, the bedding industry experienced weakness in domestic mattress sales, with industry reports reflecting significant unit contraction. We believe this industry softness was mostly driven by inflationary pressures affecting consumer spending, especially for mattress products in the low to mid-range price points, and a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. These factors are expected to continue affecting the bedding industry into fiscal 2025.

Until the last few years, the U.S. bedding industry largely remained a North American-based business, with limited competition from imports. This dynamic has mainly been due to short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong brand recognition. Imports of bedding into the U.S. had been increasing gradually, but this trend accelerated significantly in recent years, especially for lower-priced and roll packed, boxed bedding. Major importing countries in fiscal 2024 included Mexico, Vietnam, Indonesia, Taiwan, Spain, and Kosovo, among others. The result of the increase in imports has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers to those manufacturers, including Culp. While several rounds of actions by the U.S. Department of Commerce intended to promote domestic production have yielded some benefits to domestic manufacturers, imported products have retained solid market share. Additionally, many mattress producers have adjusted to an assembly model in the United States, still utilizing a mix of domestic and imported materials from suppliers like Culp.

We believe that key trends in the bedding industry include increased demand for roll-packed/compressed mattresses through both online and traditional sales channels, greater awareness among consumers about the health benefits of better sleep, and emphasis on the design knitted or woven into mattress fabric. Consumer acceptance of boxed beds as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for knitted fabrics and sewn mattress covers. Mattress fabric design efforts are based on current trends in home decor and fashion. Additionally, the growth in non-traditional sources for retail mattress sales, such as online e-commerce channels and wholesale warehouse clubs, has the potential to increase overall consumption of bedding products due to convenience and high traffic volume, which may result in higher turnover of product. Among fabric types, knitted fabrics have continued to increase in popularity. Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed on more mattresses at mid-range to lower retail price points and nearly all roll-packed bedding. Because knit fabrics are viewed as more versatile in the current market, due to their design flexibility in both style and texture and their functionality with roll-packed bedding, knit fabrics offer higher gross margin potential.

Overview of Residential, Commercial, and Hospitality Furnishing Industries

We supply upholstery fabric products to customers in the residential, commercial, and hospitality industries, and we supply window treatment products to customers in the commercial and hospitality industries.

Overall demand for our residential and commercial upholstery fabrics depends upon consumer and business demand for furniture products, which is subject to variations in the general economy, including current inflationary pressures affecting consumer spending and declines in consumer confidence. Purchases of furniture products are discretionary purchases for most individuals and businesses, and economic downturns or periods of depressed consumer confidence reduce demand for our upholstery fabrics. In addition, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations. Reduced home sales in recent years have adversely affected our sales.

Additionally, demand for our upholstery fabrics and window treatment products for the commercial and hospitality industries generally reflects economic trends affecting businesses; consumer spending on travel and experiences; demand for new and refurbished hotel and resort properties; and demand for new and refurbished commercial office space. Increased consumer spending on travel and experiences following the COVID-19 pandemic has driven increased demand for our products in the hospitality market, while significant challenges in the commercial real estate market following the pandemic have adversely affected our commercial sales to some extent.

The sourcing of components and fully assembled furniture from overseas continues to play a major role in the furniture industry. The largest source for imported upholstery fabrics continues to be China, while China and Vietnam now serve as the largest sources for fully assembled furniture. Imports of upholstery fabric, both in roll and in “kit” form, have also had a significant impact on the market for upholstery fabrics in recent years. Fabrics entering the U.S. from China and other low labor cost countries have resulted in increased price competition in the upholstery fabric and upholstered furniture markets.

In general, the residential furniture industry has been consolidating for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics. Intense price competition continues to be an important consideration for both residential and commercial furniture.

Additionally, with the ongoing global trade dispute and other tensions between the U.S. and China, including the U.S. imposition of tariffs and the possibility for additional tariffs on China imports, some of our customers began altering their supply chains away from China in late fiscal 2019. This trend has continued in recent years, including in fiscal 2024. While we believe Asia remains a preferred location for sourcing of components, including fabric, we continue to diversify our sourcing strategies to develop additional geographic options to service our customers.

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

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 52% of our total net sales for fiscal 2024, compared with 47% for fiscal 2023. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.60 to more than $10.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 48% of our sales for fiscal 2024, compared with 53% of for fiscal 2023. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $2.50 to $16.00 per yard.

Product Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture. We also market window treatment products to customers in the hospitality and commercial industries. Our product lines include:

Mattress Fabrics

•
Knitted fabric – Various patterns and intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns. Knitted mattress fabrics have inherent stretching properties and spongy softness, which conforms well to layered foam packages.
•
Woven jacquards – Various patterns and intricate designs, woven on complex looms using a variety of synthetic and natural yarns.
•
Converted fabric – Suedes, pile, and embroidered fabrics, as well as other specialty type products, are sourced to offer diversity for higher-end mattresses.
•
Sewn mattress covers – Covers for bedding (primarily specialty beds), sewn from mattress fabrics produced by our facilities or sourced from others.

Upholstery Fabrics

•
Woven jacquards – Elaborate, complex designs such as florals and tapestries in traditional, transitional, and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.
•
Woven dobbies – Fabrics that use straight lines to produce geometric designs such as plaids, stripes, and solids in traditional and country styles. Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.
•
Velvets – Soft fabrics with a plush feel. Woven or knitted in basic designs, using synthetic yarns that are yarn dyed or piece dyed.

•
Suedes – Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding. The fabrics are typically plain or small jacquard designs, with some being printed. These are sometimes referred to as microdenier suedes.
•
Faux leathers – Sueded or knitted base cloths which are overprinted with polyurethane, and composite products consisting of a base fabric that is coated with a top layer of polyurethane, which simulates the look and feel of leather.
•
Cut and sewn kits – Covers made from various types of upholstery fabrics and cut and sewn to specifications of furniture manufacturing customers for use on specific furniture frames.

Through our Read Window Products business, the upholstery fabrics segment also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries. These products include roller & solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment currently operates three manufacturing plants, with one located in North Carolina (Stokesdale), one in St. Jerome, Quebec, Canada, and one in Ouanaminthe, Haiti. Over the past ten fiscal years, we have made capital expenditures to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings and capacity.

Knitted fabrics are currently produced at both the Stokesdale and St. Jerome facilities, while jacquard (damask) fabric is produced solely at the St. Jerome facility. The majority of our finishing and inspection processes for mattress fabrics is currently conducted at the Stokesdale plant, while the St. Jerome plant provides additional capacity and a second location for these processes. Both of these facilities offer finished goods distribution capabilities, and the Stokesdale plant houses the division offices. Additionally, our mattress cover operation has a wholly owned manufacturing platform in Haiti for production of cut and sewn mattress covers. This platform includes currently two leased facilities.

Following the Fiscal 2025 restructuring expected to be completed during calendar year 2025, our St. Jerome plant will be eliminated and our Haiti production operations will be reduced to a single facility. In connection with the St. Jerome closure, we will relocate some of the knitting and finishing operation conducted at that facility to the Stokesdale facility, and we will also transition jacquard (damask) fabric production from the St. Jerome facility to a strategic sourcing model through the company’s long standing supply partners. See “—Fiscal 2025 Restructuring” for further details regarding the Fiscal 2025 restructuring.

In addition to the mattress fabrics and sewn covers manufactured by Culp, we have important supply arrangements in place that allow us to source mattress fabrics and sewn covers from strategic suppliers. We source some knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform. We also source sewn mattress covers from a strategic supply relationship in Vietnam, and a portion of our woven jacquard fabric and knitted fabric from a supplier located in Turkey (and as part of the Fiscal 2025 restructuring, we will transition all of jacquard (damask) production to outside suppliers). Substantially all of our outsourced mattress fabrics products are made specifically for Culp and manufactured to our design specifications.

Upholstery Fabrics Segment

During fiscal 2024, the upholstery fabrics segment operated four facilities located in an industrial park in Shanghai, China, including one manufacturing facility. At these facilities, we inspect fabrics sourced from a limited number of suppliers, and during fiscal 2024, we also applied value-added finishing processes to sourced fabric. As part of the Fiscal 2025 restructuring, we are rationalizing internal upholstery fabrics finishing in China to align with current demand and further leverage strategic supply relationships. Additionally, we previously produced cut and sewn upholstery kits in Haiti, but we discontinued this production during the first quarter of fiscal 2024, based on reduced demand.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as micro denier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. During fiscal 2024, we sourced unfinished and finished fabrics, as well as cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs and work with our product development team located in China to meet the demands of our customers. Beginning in late fiscal 2019, we also developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin adjusting our supply chains to meet customer demands. We then established an administrative office located in Ho Chi Minh City, Vietnam, during the fourth quarter of fiscal 2024, for the purpose of enhancing our strategic sourcing and further diversifying our supply chain in Asia. Additionally, beginning in fiscal 2022, we developed strategic supplier relationships in Turkey for additional sourcing of fabric products, providing further diversification in our supply chain.

We fabricate a variety of window treatment products at our Read Window Products facility in Knoxville, Tennessee, and we also use a limited number of strategic suppliers in the United States and Mexico for window treatment fabrication. The majority of upholstery fabrics and materials used by our Read Window Products business to fabricate window treatments are customer-supplied. These materials are generally sourced by customers, and we also source a portion of other window treatment products such as hardware and roller shades, from outside suppliers in the U.S., Turkey, and China.

Product Design and Innovation

Consumer tastes and preferences related to bedding, upholstered furniture, and window treatment products change over time. The use of new fabrics, creative designs, and special production finishes and technologies remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, textures, and performance properties. Culp’s success is largely dependent on its ability to market fabrics and products with appealing designs and patterns, as well as performance properties such as cleanability, stain-resistance, cooling, sustainability, and health-related benefits. The process of developing new designs and innovative finishes involves maintaining an awareness of broad fashion and color trends, as well as wellness and other consumer trends, both in the United States and internationally.

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

Mattress Fabrics Segment

Design innovation is a very important element of producing mattress fabrics. We invest significant resources to stay ahead of current design trends, including maintaining a trained and active design and innovation staff; investing in research and development activities, such as participation in international design shows; and implementing systems for creating, cataloging, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are often drawn to the mattress that is the most visually appealing when walking into a retail showroom or viewing mattress products online, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

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

Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States. In recent years we have become more assertive in registering and defending copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

Distribution

Mattress Fabrics Segment

Most of our mattress fabrics shipments originate from our facilities in Stokesdale, North Carolina, and we currently have additional distribution capabilities in Canada, China, Haiti, and Turkey. Following the Fiscal 2025 restructuring, distribution from Canada will be eliminated.

Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. We also have distribution capabilities in Vietnam and Turkey. In addition to “make to order” distribution, an inventory of select fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” We also currently have distribution capabilities for our “Culp Express” program to local customers in Canada through our mattress fabrics distribution facility in Quebec, Canada. However, following the Fiscal 2025 restructuring, distribution capabilities from Canada will be eliminated.

Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly from Read's manufacturing facility in Knoxville, Tennessee to the job installation site.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs. The mattress fabrics segment purchases primarily synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, glue adhesives, laminates, dyes, and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand and the general rate of inflation. Additionally, because many of our basic raw materials are produced from petrochemical products, our costs are highly sensitive to the underlying price of oil.

The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials, apart from some delays experienced during the COVID-19 pandemic, which have since subsided. However, our use of outside suppliers to source materials makes the mattress fabrics segment vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Upholstery Fabrics Segment

The upholstery fabrics segment generally does not purchase raw materials directly, but raw materials, particularly synthetic yarns (polyester, acrylic, rayon, and polypropylene) and dyes, are important to our suppliers of finished and unfinished fabrics. Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures. As with our mattress fabrics, our costs fluctuate with the price of oil.

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

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter. In the U.S., customers often purchase mattresses during major U.S. holidays, in conjunction with retail store promotional events. However, these seasonality trends relate more to in-store retail sales. Online sales, which have grown in recent years, are less affected by in-store seasonality trends.

Upholstery Fabrics Segment

The upholstery fabrics business has some seasonality, which is tied to the timing of holidays in our manufacturing facilities. Our manufacturing facilities in China close during Chinese National Holiday (in October) and the Chinese New Year (which occurs in January or February each year), often causing sales to be higher in advance of these Chinese holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, product performance, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric and mattress cover competitors are BekaertDeslee Textiles (fabric and mattress cover producer), Global Textile Alliance (fabric and mattress cover producer), and several smaller companies producing knitted fabrics, sewn covers, and other fabric, including companies in China supplying fabric and cover products to sub-contract manufacturers in the U.S. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics as import producers generally do not purchase our fabrics.

Upholstery Fabrics Segment

In the upholstery fabrics market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to Culp to small producers and converters (companies who buy and re-sell fabrics, but have no manufacturing). We believe our principal upholstery fabric competitors are Dorell Fabrics Co., Morgan Fabrics, Richloom Fabrics, Specialty Textile, Inc. (or STI), and ZhongWang Fabrics, plus a large number of smaller competitors (both manufacturers and converters).

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

Domestic and foreign laws and regulations, as well as international agreements, may result in new regulations on greenhouse gas emissions. It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation. However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation, and electricity. It is difficult to predict the extent to which any new rules or regulations would affect our business, but we would expect the effect on our operations to be similar to that for other manufacturers, particularly those in our industry.

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

Human Capital

Our Employees

As of the end of fiscal 2024, we employed 1,000 people, a decrease of 333 employees as compared to the end of the prior fiscal year. The mattress fabrics segments employed 663 people at fiscal year-end, a decrease of 96 employees from the prior year, while the upholstery segment employed 305 people, a decrease of 238 employees from the prior year. The remaining employees comprise the company’s shared services functions.

The decrease in the number of employees in the mattress fabrics segment in fiscal 2024, as compared to the prior year, was associated with rationalization within our Haiti sewn cover operation to align capacity and costs with reduced demand. The decrease in the number of employees in the upholstery fabrics segment in fiscal 2024, as compared to the prior year, was primarily associated with the discontinuation of our Haiti cut and sew operation during the first quarter of fiscal 2024.

Approximately 486 employees work in the United States, and 514 are employed in international locations. We employ the vast majority of our employees on a full-time basis.

The hourly employees at our manufacturing facility in Canada (approximately 14% of our workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2026. We are not aware of any efforts to organize any more of our employees, and we believe our employee relations are very good with both our unionized and non-unionized workforce. Our company-wide annual employee turnover rate was approximately 43.5% during the past fiscal year, compared to approximately 42% in the prior year. The annual employee turnover in fiscal 2024 and fiscal 2023 has been higher than recent historical trends, driven mostly by the rationalization and restructuring of our upholstery fabrics cut and sew operations in China and Haiti during fiscal 2023; the rationalization of our mattress fabrics cut and sew operation in the U.S. during fiscal 2023 and in Haiti during fiscal 2024; and the discontinuation of our upholstery fabrics cut and sew operation in Haiti during the first quarter of fiscal 2024.

In fiscal 2025, as part of the Fiscal 2025 restructuring, we plan to reduce the number of employees in our mattress fabrics segment by approximately 240 people, representing close to 35% of the segment's total workforce at the end of fiscal 2024. See “—Fiscal 2025 Restructuring” for further details regarding the Fiscal 2025 restructuring.

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

Additionally, in fiscal 2022, Culp began its first company-wide global giving initiative, with a program called “Share the Love.” The program involved employees in each of our geographic locations choosing a charitable endeavor to support, based on their knowledge of local cultural considerations and areas of need. In fiscal 2024, our U.S. locations held food drives for donations to local food banks, while Culp China’s facilities contributed to help a cancer patient and employees in Haiti donated toys to a local daycare facility.

Other examples of employee engagement initiatives include:

•
Interactive TeamTalk meetings, business strategy sessions, and video chat sessions with senior management
•
Policy Talk Tuesdays with managers and supervisors on company HR policies and benefits
•
CULPchat program soliciting employee feedback and communication
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

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include leading bedding manufacturers such as Serta-Simmons Bedding (SSB), Tempur + Sealy International (TSI), Casper, Corsicana, Sleep Number, and Ashley Furniture. Our largest customer in the mattress fabrics segment is Serta Simmons Holdings, LLC, accounting for approximately 13% of the company’s consolidated sales in fiscal 2024. These sales include sales to customers who are also subcontractors for Serta Simmons Holdings, LLC. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley Furniture, Flexsteel Home, Jonathan Louis, La-Z-Boy (La-Z-Boy Residential and England), Southern Furniture Industries (Fusion and Southern Motion), and Sudair Manufacturing. Major customers for the company’s fabrics for commercial furniture include Exemplis, HNI Corporation, Holiday Inn Club Vacations, and Marriott. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 12% of the company’s consolidated sales in fiscal 2024.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2024		Fiscal 2023		Fiscal 2022
United States	$153,631	68.2%	$165,807	70.6%	$204,454	69.3%
North America (Excluding USA) (1)	29,357	13.0%	29,756	12.7%	39,256	13.3%
Far East and Asia(2)	36,334	16.1%	31,339	13.3%	43,015	14.6%
All other areas	6,011	2.7%	8,032	3.4%	8,114	2.8%
Subtotal (International)	$71,702	31.8%	$69,127	29.4%	$90,385	30.7%
Total	$225,333	100.0%	$234,934	100.0%	$294,839	100.0%

(1)
Of this amount, $25.1 million, $24.9 million, and $33.5 million are attributable to shipments to Mexico in fiscal 2024, 2023, and 2022, respectively.
(2)
Of this amount $18.3 million, $20.0 million, and $26.9 million are attributable to shipments to China in fiscal 2024, 2023, and 2022, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 17 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for the mattress fabric segment is not a reliable predictor of future shipments because the majority of sales for the mattress fabrics segment are on a just in time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 28, 2024, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 3, 2024, was $11.7 million, compared with $10.6 million as of the end of fiscal 2023 (for confirmed shipping dates prior to June 5, 2023).

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

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to cyclical variations in the general economy, including current inflationary pressures affecting consumer spending, declines in overall consumer confidence, recession and fears of recession, and other geopolitical events, such as the ongoing Russia/Ukraine war and the armed conflict in the Middle East. Because purchases of furniture and bedding products may be considered discretionary purchases for most individuals and businesses, demand for these products are heavily influenced by economic trends. Economic downturns, increases in unemployment rates, persistent inflation, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for discretionary items, including home furnishings, which reduces the demand for our products and therefore can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, declines in office occupancy rates, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business.

While we saw an adverse impact from some of these factors due to the COVID-19 pandemic at the end of fiscal 2020 and the beginning of fiscal 2021, we experienced increased demand in our mattress fabrics segment and in the residential side of our upholstery fabrics segment for most of fiscal 2021, driven by greater consumer focus on the home environment and more discretionary spending being allocated to home furnishings in the face of travel restrictions and other pandemic-related factors. However, this trend began to reverse during fiscal 2022, particularly during the second half of the year, as COVID-related travel and mask restrictions were lifted and consumers began to resume travel and leisure activities. We believe the trend of increased consumer discretionary spending on travel, leisure, and entertainment, and away from home goods, continued throughout fiscal 2023 and 2024. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022 and continued throughout fiscal 2023 and 2024. In addition, declines in the U.S. housing and commercial real estate markets in fiscal 2024 negatively impacted demand for furniture and bedding, reducing demand for our upholstery and mattress fabric products. We are unable to predict how long these trends will last, or to what extent macroeconomic or other geopolitical events may affect the purchasing cycle for home furnishing products. Demand for our products—and our results of operations—may be materially and adversely affected by macroeconomic trends that are beyond our control.

Partly in response to certain of these trends, in May 2024, we announced the implementation of a restructuring of our business pursuant to which we intend to consolidate our North American mattress fabrics operations and our sewn cover operation in Haiti in an effort to align capacity and cost structure with demand. However, we can offer no assurance that these efforts will achieve their intended effect or that the cost savings and other benefits we anticipate will be realized on the expected timeframe or at all.

Loss of market share due to competition may result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share, which would likely result in a decrease in our future sales and earnings. In particular, in recent years the U.S. bedding industry—on which the mattress fabrics segment relies—has seen significant increases in competition from low-cost foreign producers, which has adversely affected demand for our products.

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

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability in countries in which we operate, natural or man-made disasters, acts of war, and terrorism. As an example, we maintain an active production facility in Ouanaminthe, Haiti. Severe political instability in Haiti, along with recent natural disasters, has created a crisis in the country, subjecting our operations there to heightened risk. While operations at our production facility have not been directly affected, ongoing political and civil unrest in Haiti could cause manufacturing disruptions at our Haiti facility.

In addition, public health concerns and pandemics have in the past, and may again disrupt our business. For example, during the COVID-19 pandemic, we temporarily shut down certain of our facilities, as did certain of our sourcing partners and customers, which prevented us from shipping goods in both our residential upholstery fabrics business and our sewn mattress cover business.

Moreover, the effects of climate change and actions taken to combat climate change could exacerbate these risks, including by increasing the likelihood and severity of extreme weather events. Civil instability, public health concerns, natural disasters, acts of war, terrorism or other adverse events could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels. The materialization of any of these risks could result in additional expense to us, limit our supply of necessary goods and raw materials, and otherwise affect our ability to meet the needs of our customers, and our results of operations may be materially adversely affected as a result.

Our future success depends in part on our ability to successfully implement our strategic plan, including the Fiscal 2025 restructuring, and achieve our business strategies.

We continue to focus on strategic initiatives designed improve our business and our results of operations. On May 1, 2024, we announced a significant restructuring plan designed to reduce costs, improve asset utilization, and drive performance and profitable growth. This plan, which is being implemented primarily in the company’s mattress fabrics segment and, to a lesser extent, in its upholstery fabrics segment, includes consolidating operations, restructuring operations, and reducing expenses. See “Item 1. Business—Fiscal 2025 Restructuring.” There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Additionally, we are investing resources in these initiatives and the costs of the initiatives may outweigh their benefits. If we miscalculate the resources we need to complete these strategic initiatives or fail to implement them effectively, our business and operating results could be adversely affected.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. trade policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has imposed certain tariffs on imports from various countries, including China, where a significant amount of our products is produced. In the future, the U.S. Government may consider imposing additional tariffs or extending the timeline for continuation of existing tariffs. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers. If we are unable to pass along these additional costs, our gross margins on products sold may be adversely affected. As a result, the tariffs could have a material adverse effect on our results of operations.

In addition to tariffs, the U.S. government considers other proposals for substantial changes to its trade and tax policies, which could include import restrictions, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations, require us to source materials from different regions, or increase prices to customers, which could adversely affect sales. Any significant change in U.S. trade or tax policy related to imported products could have a material adverse effect on our business and financial results.

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties by foreign producers has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, if China producers move their production out of China, which we believe has already occurred, they may continue to engage in unfair competition in violation of trade regulations between the U.S. and other countries, or there may be a potential risk of illegal transshipments of mattress products into the United States, which involves circumventing the imposed duties by falsely claiming that mattresses are products of a particular country of origin to avoid paying higher duties. In response to low-priced mattress imports that moved out of China to other countries in an effort to circumvent U.S. duties, the U.S. Department of Commerce has imposed anti-dumping duties on mattress imports from countries other than China. While we believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties starting in 2021, low-priced imports continue to adversely affect our sales. We can offer no assurance that such trends will abate, nor can we offer assurance that the U.S. Department of Commerce can effectively limit the dumping of low-priced imports into the U.S. market.

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

We rely significantly on operations in distant locations, especially China. In addition, we have been purchasing a significant share of our products and raw materials from offshore sources, particularly Asia and Turkey. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment continues to decline. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, subjecting us to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, import restrictions, tariffs, shipping rates, potential political unrest and instability, coronavirus or other pandemic-related closure rules, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could have a negative impact on our ultimate financial results.

Recently, a confluence of factors has caused disruptions to international shipping, increasing costs and delaying shipments. Attacks on ships entering the Red Sea en route to the Suez Canal, an important waterway for vessels moving between Asia and the United States, by Houthi rebels in Yemen has forced ships to take longer routes. In addition, labor disputes at major ports and railways throughout the world, along with weather-related disruptions, such as droughts in Panama reducing capacity in the Panama Canal, have further impacted the global supply chain. These factors began to affect the availability of containers and space for shipments from our China operations beginning in the second half of fiscal 2024, and shipping costs have been rising since that time. Additionally, the change in global routes due to the Suez and Panama Canal disruptions has caused transit times to be extended by approximately two weeks. If any of these or other factors were to worsen, we may be unable to timely ship our products or receive the materials we need to produce our products, or our shipping costs may further increase. We may be unable to pass along such costs to our customers, or may have difficulty meeting our customers’ demands, each of which may materially and adversely affect our results of operations.

In addition, with respect to sourcing products and raw materials from third-party suppliers in China, our ability to timely or successfully import such products or those made with such raw materials may be adversely affected by changes in U.S. laws. For example, certain recently enacted laws and regulations impose a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in certain defined areas or by certain restricted persons or entities. These laws and regulations specifically target cotton and the apparel and textile industries as high-priority sectors for enforcement. None of our Chinese suppliers are located in the region targeted or are identified as restricted entities under these laws and regulations, and we prohibit our suppliers from doing business with or sourcing inputs from any company or entity that is in the region targeted or that restricted under U.S. or other applicable law. However, as a result of these laws and regulations, products we import into the U.S. could be held for inspection by U.S. customs and border patrol based on a suspicion of noncompliance. During fiscal 2023 and early in fiscal 2024, we were subjected to a limited number of such detentions and were successful in submitting satisfactory supply chain evidence to result in the release of all such detained goods. These detentions did not resulted in any material impact on our business, supply chain, customer relationships, or reputation, and we did not have any further detentions in fiscal 2024. However, future detentions could result in unexpected (i) delays or rejections of products scheduled for delivery to us, which could in turn affect the timing or our ability to deliver products to our customers; (ii) supply chain disruptions and increased operating costs; (iii) damage to our customer relationships; and/or (iv) negative publicity that harms our reputation, any of which could have a material impact on our business and negatively affect our ultimate financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics, as well as cut and sewn upholstery kits and sewn mattress covers, from a limited number of strategic suppliers in China. We also operate four facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation, and the political, legal, and economic climate in China is fluid and unpredictable. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, economic sanctions and export controls, environmental regulations, foreign currency exchange rates, the labor market, property, network security, intellectual property, and financial regulations could have an adverse effect on our business. Further, the Chinese legal system is continuing to develop and evolve, and the enforcement of rules and regulations is not always consistent or uniform. Moreover, any potential civil unrest, natural disasters, or other threats could disrupt or increase the costs of operating in China. The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, changes in the political climate or trade policy of the United States, such as increased duties, tariffs, or U.S. restrictions on Chinese imports, may adversely affect our business. Our ability to operate in China has also been adversely affected by the COVID-19 pandemic, and may in the future be negatively affected by additional surges in the coronavirus or other diseases. For example, during the COVID-19 pandemic, China from time to time enforced broad lock-downs which affected our ability to timely produce and ship products and affected the ability of our third-party suppliers and their supply chain to timely deliver products and materials. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

Because a significant portion of our operations are located outside the U.S., we may be adversely affected by changes in the value of the U.S. dollar.

Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. We manage various operating activities at the local level and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates, affecting our reported results and the comparability of our results of operations and cash flows between periods.

Further, strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China could have a negative impact on our sales of products produced in those places.

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

As a result of inventory assessments, we incurred non-cash inventory charges during fiscal years 2024, 2023, and 2022 totaling $40,000, $5.8 million, and $1.9 million, respectively. The $40,000 charge incurred during fiscal 2024 is related to markdowns of inventory in the upholstery fabrics segment associated with the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti. The $5.8 million charge incurred in fiscal 2023 represents a $2.9 million impairment charge associated with our mattress fabrics segment; a total of $2.8 million related to markdowns of inventory in both segments that were estimated based on our policy for aged inventory; and $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China. The $1.9 million charge in fiscal 2022 represents inventory markdowns in both segments that were based on our policy of aged inventory. See Notes 4, 6, and 8 of the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the performance of our quantitative tests.

As part of the Fiscal 2025 restructuring, we expect to incur a non-cash charge of approximately $2.1 million associated with write-downs and other inventory related adjustments; a non-cash charge of approximately $650,000 associated with accelerated rent amortization for a leased building in Haiti; and a non-cash charge of approximately $2.3 million associated with accelerated depreciation and losses on the sale of equipment. Actual write-downs and non-cash charges may exceed these amounts.

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

Rising oil prices, a higher demand environment, and labor shortages during fiscal 2022 caused raw material prices to increase, particularly during the second half of the year. During fiscal 2023 and fiscal 2024, the cost of raw materials declined due to lower oil prices and slowing global demand, but the higher costs and lower availability of labor remained challenging in both years. While the cost of raw materials and labor costs were relatively stable during fiscal 2024, the factors listed above, among other factors, may drive future increases in raw material prices, which may harm our results of operation.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC and its subcontractors accounting for approximately 13% of consolidated net sales in fiscal 2024. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2024, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable. For example, in recent years, two of our major customers associated with our mattress fabrics segment filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we did not record any credit losses and have received payment in full regarding all outstanding accounts receivable with respect to each of these customers, a business failure or loss of either such customer and its affiliates, or a business failure or loss of one or more other major customers, could cause a decrease in our sales and an adverse effect on our earnings.

Unforeseen events may adversely affect our customers, causing them to delay, or cease, payments to us. For example, during the onset of the COVID-19 pandemic, some customers experienced cash flow challenges and requested extended payment terms. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

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

We increasingly rely on technology systems and infrastructure. Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including artificial intelligence and machine learning, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks, including phishing attempts, covertly introducing malware to our computers and networks (or the computers and networks of our third-party providers), and impersonating authorized users, among other types of cyber-attacks, that could compromise our internal technology system, infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Moreover, we may face increased exposure to these threats as a result of allowing certain of our employees to work remotely from time-to-time. Attempts to gain unauthorized access to our information technology systems have become increasingly more sophisticated over time, and while we seek to detect and investigate all security incidents and to prevent their recurrence, in some cases we might be unaware of an incident or its magnitude and effect. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information, could damage our business or subject us to unexpected liabilities, expenditures, and recovery time.

Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach resulting in the unauthorized release of confidential information with the cost to protect us against such a breach, and we have taken steps to obtain insurance coverage for potential losses arising from a breach, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or not covered at all by our insurance. Losses in excess of our insurance coverage or outside the scope of our coverage could have a material adverse effect on our operations and financial results. In addition to direct financial losses, cybersecurity incidents may adversely impact our relationships with our customers or our business reputation, which may cause long term damage to our business. We have been a target of cybersecurity attacks in the past, and while such attacks have not resulted in a material impact on our operations, business, customer relationships, or reputation, we can provide no assurance that cybersecurity attacks or other cybersecurity related incidents will not have a material adverse impact on our business in the future.

Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

In July 2024, we entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”) that had filed a Schedule 13D with the SEC with respect to us, where we agreed to appoint a representative of 22NW to our board of directors and nominate that representative for election at our 2024 annual meeting in return for certain customary confidentiality and standstill provisions. 22NW remains a greater than 5% owner of Culp stock.

Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over us. Some investors seek to increase short-term shareholder value by advocating corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of April 28, 2024, we had approximately $32.5 million in combined total borrowing availability under our domestic credit facility and our China credit line. In January 2023, we entered into a Second Amended and Restated Credit Agreement with respect to our domestic credit facility, which provides for a revolving credit facility up to a maximum principal amount of $35.0 million, secured by a lien on the company's assets. The amount available under this facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory of the company. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, in the event we draw on any of our credit facilities, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors (the “Board”) recognizes the importance of cybersecurity and safeguarding our information systems and data assets. It is imperative that we maintain the trust and confidence of our customers, business partners and employees. Protecting our data and the data of our customers, business partners and employees is critical to maintaining that trust. As such, the Board is actively involved in overseeing our cybersecurity risk management program.

Risk Management and Strategy

We manage cybersecurity risks as part of our broader enterprise risk management framework, which allows us to leverage existing, robust processes for assessing the effectiveness and coverage of our controls.

Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information we collect and store, including information regarding our customers, suppliers and employees. As part of our enterprise risk management program, we actively work to identify, prevent, and mitigate cybersecurity threats, and take steps to be prepared to effectively respond to cybersecurity incidents when they occur. Our approach includes using select third-party resources, including external cybersecurity consultants, auditors, and technologies, along with our internal staff, to benchmark, measure, and improve our cybersecurity risk management systems and processes, and ensure alignment with industry best practices.

We have established a robust cybersecurity governance framework to manage and mitigate risk. Our approach includes:

•
Security Operations Program - a security operations program to bolster real-time cybersecurity incident detection and response capabilities;
•
Third-Party Risk Management – regular evaluation and monitoring of our network of external partners, vendors, suppliers and service providers, which includes monitoring of third parties, securing vendor remote access, and implementation of protections against cyber threats that may arise through business-to-business system integrations;
•
Security Control Framework - a security control framework that aligns with industry accepted best practices and prioritizes implementation of critical cybersecurity controls;
•
Incident Response Plan - a cybersecurity incident response plan, designed to effectively address cybersecurity incidents while promoting cross-functional coordination across the organization;
•
Assessments – annual cybersecurity assessments, administered by a third-party specialist, which focus on identifying and remediating vulnerabilities that present the most significant organizational risks;
•
Training - security awareness training for all salaried personnel that highlights critical organizational risks through monthly phishing simulation campaigns, “lunch and learns,” and annual cybersecurity learning modules;
•
Insurance - cybersecurity insurance policies and periodic reviews of our policies and coverage levels; and
•
Monitoring Legal/Regulatory Developments - review of emerging data protection, data privacy, and other relevant cybersecurity laws and regulations to determine appropriate changes to cybersecurity controls and processes.

Through the aforementioned processes, we did not identify risks from current or past cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect business strategy, results of operations, or financial condition. See “Risk Factors—Increasing dependence on information technology systems comes with specific risks, including cybersecurity breaches and data leaks, which could have an adverse effect on our business.”

Governance

Our Board of Directors has delegated to its Audit Committee primary responsibility for overseeing our management of risks arising from cybersecurity threats. The Audit Committee receives quarterly presentations on our cybersecurity program, including regular presentations regarding our cybersecurity risks; our efforts to address evolving standards; vulnerability assessments, including results of third-party penetration testing; and external audits of our cybersecurity IT controls. Management and the Board also receive prompt and timely information regarding any significant or potentially significant cybersecurity incident and our remediation efforts.

Our Vice President of Information Technology and our Director of Technical Infrastructure, in coordination with management, work to implement our program to protect the Company’s information systems from cybersecurity threats. These individuals work to promptly evaluate and address any cybersecurity incidents, and work with management to assess the impact and any necessary remediation efforts following a cybersecurity incident. In addition, the Vice President of Information Technology provides updates to the Audit Committee and the Board on a regular basis and as needed in response to specific incidents. To facilitate the success of our cybersecurity risk management program, we have assigned our Director of Technical Infrastructure and his team to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and provide reports to management.

Our Vice President of Information Technology and Director of Technical Infrastructure have a combined 65 years of experience designing, implementing, and supporting information technology systems with a security-first mindset. In particular, prior to joining Culp, our Director of Technical Infrastructure gained experience leading cybersecurity teams at a managed security service provider, where he provided cybersecurity support to outside organizations.

ITEM 2. PROPERTIES

As of the end of fiscal 2024 (April 28, 2024), we leased our corporate headquarters and a design and innovation campus located in High Point, North Carolina. In addition, we owned or leased thirteen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)		Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division offices and corporate headquarters	36,643	(3)	2034
High Point, North Carolina	Design and innovation campus, showrooms, and office space	21,261		2043

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163		Owned
Stokesdale, North Carolina	Distribution center	220,222		Owned
St. Jerome, Quebec, Canada	Manufacturing	202,500	(4)	Owned
St. Jerome, Quebec, Canada	Warehouse	46,113	(4)	2026
Ouanaminthe, Haiti	Manufacturing	80,000		2025 (2)
Ouanaminthe, Haiti	Manufacturing	40,000	(5)	2028 (2)

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000		2028
Burlington, North Carolina	Design center	13,750		2026
Knoxville, Tennessee	Manufacturing and offices	37,770		2033
Shanghai, China	Manufacturing, warehouse and offices	68,677		2024
Shanghai, China	Warehouse and offices	89,857		2024
Shanghai, China	Warehouse and offices	89,861		2024
Shanghai, China	Warehouse	64,583	(6)	2024

(1)
Includes all options to renew, except as noted in footnote 2 below.

(2)
These lease agreements have an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.

(3)
As a result of the Fiscal 2025 restructuring, the company expects to reduce the square footage at this facility from 36,643 to approximately 19,000 by consolidating its corporate headquarters and executive offices into existing space within the design and innovation campus also located in High Point, North Carolina.
(4)
As announced on May 1, 2024, the company's board of directors made the decision to consolidate the company's North American mattress fabrics operations including a gradual discontinuation of operations and the sale of the company's manufacturing facility located in Quebec, Canada, and to exit the leased warehouse facility also located in Quebec, Canada. See Note 8 to the consolidated statements for additional details regarding our restructuring activities.
(5)
As a result of the Fiscal 2025 restructuring, the company made the decision to consolidate this 40,000 square foot facility into the already existing 80,000 square foot facility also located in Ouanaminthe, Haiti. See Note 8 to the consolidated statements for additional details regarding our restructuring activities.
(6)
As a part of the company's plan to restructure its upholstery fabrics finishing operation in Shanghai, China, it does not expect to renew the lease for this facility beyond the expiration of the current lease term ending December 31, 2024.

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

Computershare

P.O. Box 43006

Providence, RI 02940-3078

Overnight correspondence should be sent to:

Computershare

150 Royall St.

Canton, MA 02021

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (NYSE) under the symbol CULP. As of April 28, 2024, Culp, Inc. had approximately 2,682 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

The following analyst covers Culp, Inc.:

Water Tower Research – Budd Bugatch, CFA

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 29, 2024 to March 3, 2024	—	$—	—	$3,248,094
March 4, 2024 to March 31, 2024	—	$—	—	$3,248,094
April 1, 2024 to April 28, 2024	—	$—	—	$3,248,094
Total	—	$—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2024 or fiscal 2023.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2024, 2023, or 2022.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 28, 2024, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2019 and the reinvestment of all dividends during the periods identified.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2024, 2023, and 2022 each included 52- weeks periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric manufacturing operations located in Stokesdale, North Carolina, and Quebec, Canada. We also have a mattress cover operation located in Ouanaminthe, Haiti. During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, North Carolina, and moving our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operation expenses at this location. See Note 8 to the consolidated statements regarding our restructuring activities.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the fourth quarter of fiscal 2024, we also established a wholly owned subsidiary, Culp Fabrics Vietnam Limited, with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing opportunities and to further diversify our supply chain in Asia.

During the third quarter of fiscal 2022, we commenced operation of a new leased facility in Ouanaminthe, Haiti, dedicated to the production of cut and sewn upholstery kits. However, due to a significant decline in demand, we (i) terminated the agreement to lease this new facility during the third quarter of fiscal 2023, (ii) relocated a scaled down upholstery cut and sewn operation into our existing mattress cover facility located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023, and (iii) thereafter discontinued the production of cut and sewn upholstery kits in Haiti during the first quarter of fiscal 2024 as a result of a further decline in demand. See Notes 8 and 9 of the consolidated financial statements for further details regarding this restructuring plan.

Additionally, Read Window Products, LLC (“Read”), a wholly owned subsidiary with operations located in Knoxville, Tennessee, provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 28, 2024	April 30, 2023	Change
Net sales	$225,333	$234,934	(4.1)%
Gross profit	27,939	10,896	156.4%
Gross profit margin	12.4%	4.6%	780	bp
Selling, general, and administrative expenses	38,611	37,978	1.7%
Restructuring expense	636	1,396	(54.4)%
Loss from operations	(11,308)	(28,478)	(60.3)%
Operating margin	(5.0)%	(12.1)%	(710	) bp
Loss before income taxes	(10,770)	(28,390)	(62.1)%
Income tax expense	3,049	3,130	(2.6)%
Net loss	(13,819)	(31,520)	(56.2)%

Net Sales

Our consolidated net sales decreased 4.1% in fiscal 2024 compared with a year ago, with mattress fabric net sales increasing 4.8% and upholstery fabric net sales decreasing 12.1%.

The increase in net sales in our mattress fabrics segment was driven by higher sales for the first nine months of fiscal 2024, primarily due to new fabric and sewn cover placements priced in line with current costs, and, to a lesser extent, SKU rationalization and the re-pricing of some underperforming SKUs to reflect current costs, resulting in higher average selling prices overall. The higher sales in the first nine months of the year were partially offset by lower sales during the fourth quarter, as sales were pressured by weakness in the domestic mattress industry, driven by a challenging macroeconomic environment that affected consumer discretionary spending and housing markets.

The decrease in net sales for our upholstery fabrics segment for fiscal 2024 primarily reflects ongoing softness in the residential home furnishings industry, where demand was pressured throughout the year by a challenging macroeconomic environment that affected consumer discretionary spending and reduced home sales.

See the Segment Analysis located in the Results of Operations section below for further details.

Loss Before Income Taxes

Overall, our consolidated loss before income taxes was $(10.8) million for fiscal 2024, compared with loss before income taxes of $(28.4) for the prior year.

Operating performance for fiscal 2024, as compared to the prior year, was positively affected by a more profitable mix of sales and better inventory management for both the mattress fabrics and upholstery fabrics segment; a more favorable foreign exchange rate associated with our upholstery fabrics operation in China; and fixed cost savings in the upholstery fabrics segment. These factors were partially offset by lower sales during the year, as well as production inefficiencies mostly related to certain new product launches in the mattress fabrics segment. Notably, operating performance for fiscal 2023 was negatively affected by inventory impairment charges and inventory closeout sales for our mattress fabrics segment; higher than normal markdowns of inventory in our upholstery fabrics segment; and restructuring and related charges associated with our upholstery fabrics segment.

See the Segment Analysis located in the Results of Operations section below for further details.

Income Taxes

We recorded income tax expense of $3.0 million, or (28.3)% of loss before income taxes, for fiscal 2024, compared with income tax expense of $3.1 million, or (11.0)% of loss before income taxes, for fiscal 2023.

Our negative consolidated effective income tax rates during fiscal 2024 and fiscal 2023 were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during both fiscal 2024 and fiscal 2023. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.6) million and $(33.5) million that were incurred during fiscal 2024 and fiscal 2023, respectively.

During fiscal 2024, we incurred a significantly lower consolidated pre-tax loss of $(10.8) million, compared with a significantly higher pre-tax loss of $(28.4) million incurred during fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2024 compared with fiscal 2023.

During fiscal 2024 and fiscal 2023, we had income tax payments totaling $3.3 million and $2.3 million, respectively, which primarily represented income tax payments associated with our foreign operations located in China and Canada.

Refer to Note 11 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of April 28, 2024, our cash and cash equivalents (“cash") totaled $10.0 million, a decrease of $11.0 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to (i) net cash used in operating activities totaling $8.2 million; and (ii) capital expenditures of $3.7 million mostly related to our mattress fabrics segment; partially offset by (iii) proceeds from the sale of equipment and a note receivable totaling $715,000 (see Note 9 to the consolidated financial statements for further details).

Our net cash used in operating activities was $8.2 million during fiscal 2024, a decrease of $16.0 million compared with net cash provided by operating activities of $7.8 million during fiscal 2023. This trend primarily reflects (i) a significant decrease in inventory during fiscal 2023, which decrease did not recur during fiscal 2024 due to improved alignment of inventory purchases with customer demand trends and promotional programs to reduce aged raw materials and finished goods; (ii) a significant increase in accounts payable during fiscal 2023, related to an abnormally high decrease in accounts payable due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, that did not recur during fiscal 2023 or fiscal 2024; (iii) annual incentive payments made during the first quarter of fiscal 2024, which did not occur during the first quarter of fiscal 2023; and (iv) an increase in income tax payments (see Note 11 to the consolidated financial statements for tabular disclosure of income tax payments by jurisdiction); partially offset by (v) an increase in cash earnings during fiscal 2024 compared with fiscal 2023, and (vi) a decrease in accounts receivable during fiscal 2024, which reflects a 19.4% decrease in net sales during the fourth quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023.

As of April 28, 2024, there were no outstanding borrowings under our lines of credit.

Results of Operations

The following table sets forth certain items in our consolidated statements of net loss as a percentage of net sales.

	Fiscal	Fiscal
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	(87.6)	(95.4)
Gross profit	12.4	4.6
Selling, general and administrative expenses	(17.1)	(16.2)
Restructuring expense	(0.3)	(0.6)
Loss from operations	(5.0)	(12.1)
Interest expense	—	—
Interest income	0.5	0.2
Other expense	(0.3)	(0.2)
Loss before income taxes	(4.8)	(12.1)
Income tax expense *	(28.3)	(11.0)
Net loss	(6.1)	(13.4)

* Calculated as a percentage of loss before income taxes.

2024 compared with 2023

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 28, 2024	April 30, 2023	Change
Net sales	$116,370	$110,995	4.8%
Gross profit (loss)	6,289	(6,739)	N.M.
Gross margin	5.4%	(6.1)%	N.M.
Selling, general and administrative expenses	13,134	11,942	10.0%
Loss from operations	(6,845)	(18,681)	(63.4)%
Operating margin	(5.9)%	(16.8)%	1090	bp

Net Sales

Mattress fabrics sales increased 4.8% in fiscal 2024 compared to the prior year. This increase was driven by higher sales for the first nine months of fiscal 2024, primarily due to new fabric and sewn cover placements priced in line with current costs, and, to a lesser extent, SKU rationalization and the re-pricing of some underperforming SKUs to reflect current costs, resulting in higher average selling prices as compared to historical average selling prices. The increase in sales during the first nine months of the year was partially offset by lower sales during the fourth quarter, as sales were pressured by weakness in the domestic mattress industry, driven by a challenging macroeconomic environment that affected consumer discretionary spending and housing markets.

The decline in fourth quarter sales, along with ongoing macroeconomic challenges, caused us to take aggressive action to bring our manufacturing costs and capacity in line with current and expected demand. We announced a major restructuring plan primarily focused on the mattress fabrics segment in May 2024 (our fiscal 2025 year), and we are making steady progress on the execution of this restructuring, which is expected to be mostly completed by the end of the calendar year. See “—Restructuring Activities” below for further details.

Looking ahead, we are diligently focused on winning new placements to drive revenue and increase margins. However, with no ascertainable catalysts that might be expected to drive recovery in the near term, we expect the current macroeconomic environment will continue to pressure consumer spending and housing market trends (and our net sales) for some time. In the face of these macro headwinds, we are working to manage the aspects of our business we can control, including the execution of our restructuring plan. We believe the strategic actions we are taking will position us for profitable growth opportunities, but greater macro-industry and end-consumer support will be needed to drive recovery in the mattress industry and support our future sales growth. Additionally, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as possible economic and health effects from additional surges in the coronavirus, remain unknown and depend on factors beyond our knowledge or control. These situations could cause disruption to global markets that could adversely affect our operations and financial performance.

Gross Profit and Operating Income

The decrease in this segment’s operating loss during fiscal 2024, as compared to fiscal 2023, was primarily due to higher sales through the first nine months of the year as described above, along with better inventory management (i.e., in the prior fiscal year, operating performance was pressured by $2.9 million in inventory impairment charges, $2.6 million in losses from closeout sales of raw material and finished goods inventory, and $386,000 in markdowns of inventory based on our policy for aged inventory. These charges, losses from closeout sales, and markdowns did not recur, or were significantly less, in fiscal 2024). These factors were partially offset by production inefficiencies mostly relating to certain new product launches, as well as higher SG&A expense. Higher SG&A expense for fiscal 2024, as compared to fiscal 2023, was primarily due to an increase in trade show expense (in connection with the bi-annual ISPA bedding show); an increase in allowance for customer credit risk; and an increase in sampling expense due to a reorganization of this segment's U.S. cut and sew operation.

We expect the ongoing industry softness affecting sales volumes will affect profitability through at least the first half of fiscal 2025 as we work to implement our restructuring plan to align capacity with current and expected demand. However, we expect these restructuring initiatives, once fully implemented, will enable the mattress fabrics segment to grow more efficiently and profitably with a lower level of fixed costs. See “—Restructuring Activities” below for further details. Importantly, these strategic steps do not limit our ability to grow the mattress fabrics business, but instead allow us to better optimize our global mix of manufacturing capabilities and long-term sourcing partners. We will also consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Restructuring Activities

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location.

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada, will be completed by December 31, 2024. We expect the consolidation activity associated with the sewn mattress cover operation located in Haiti will be completed during the first quarter of fiscal 2025. These actions are expected to result in estimated restructuring and restructuring related costs and charges of approximately $8.0 million, of which approximately $2.5 million is expected to be cash expenditures. The costs include cash charges of approximately $1.1 million associated with expected ongoing operating losses and other exit and disposal expenses related to the company's manufacturing plant in Quebec, Canada; cash charges of approximately $1.4 million for employee termination costs; a non-cash charge of approximately $2.3 million associated with accelerated depreciation and losses on the sale of equipment; a non-cash charge of approximately $2.1 million associated with write-downs and other inventory related adjustments; and a non-cash charge of approximately $650,000 associated with accelerated rent amortization for a leased building in Haiti. These restructuring charges and restructuring related costs and charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred (and based on management's internal analysis, we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of restructuring charges incurred). Also, management estimates that the realizable fair market value of the long-lived assets at the Canadian and Haitian facilities exceed their net book value, and for that reason, no charges for impairment of long-lived assets (other than the restructuring charges noted above) are expected to be recorded in the connection with this decision for either location.

Based on changes in business and current industry economic conditions, it is possible that the above estimates provided by management to determine the restructuring and restructuring related charges and estimated cash proceeds generated from the sale of the manufacturing facility located in Quebec, Canada, could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	April 28, 2024	April 30, 2023	% Change
Accounts receivable	$10,003	$12,396	(19.3)%
Inventory	27,671	25,674	7.8%
Property, plant & equipment	31,472	33,749	(6.7)%
Right of use assets	1,627	2,308	(29.5)%
Total mattress fabrics segment assets	$70,773	$74,127	(4.5)%

Refer to Note 17 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

The decrease in accounts receivable reflects the decrease in net sales during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales during the fourth quarter of fiscal 2024 were $25.8 million, a decrease of (16.1)% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023. In addition, we experienced faster cash collections from a significant customer who utilized more cash discounts during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. This led to a decrease in days' sales outstanding from 37 days during the fourth quarter fiscal 2023, as compared with 35 days during the fourth quarter of fiscal 2024.

Inventory

The increase in inventory primarily reflects lower than anticipated demand trends in relation to inventory purchases and production during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales during the fourth quarter of fiscal 2024 were $25.8 million, a decrease of 16.1% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 3.6 for the fourth quarter of fiscal 2024, compared with 4.4 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

The decrease in property, plant, and equipment represents a continued maintenance level of capital spending with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products.

The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively. The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

The decrease in right of use assets stems from rent expense incurred over the terms of the respective lease agreements.

The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively. The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	April 28, 2024		April 30, 2023		% Change
Non-U.S. Produced	$98,429	90%	$114,589	92%	(14.1)%
U.S. Produced	10,534	10%	9,350	8%	12.7%
Total	$108,963	100%	$123,939	100%	(12.1)%

Upholstery fabrics sales decreased 12.1% in fiscal 2024 compared to the prior year. This decrease primarily reflects ongoing softness in the residential home furnishings industry, where demand was pressured throughout the year by a challenging macroeconomic environment that affected consumer discretionary spending and reduced home sales. Sales during the prior year were also positively affected by receipt of a $1.0 million non-recurring payment (relating to newly negotiated terms with a Haiti cut and sew customer) that did not recur during fiscal 2024.

Looking ahead, we expect the soft industry demand backdrop for residential home furnishings may affect our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, supported by our flexible Asian platform and our long-term supplier relationships. We also believe overall demand remains solid for our hospitality/contract business.

Notably, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as the economic and health effects from possible additional surges in the coronavirus, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in any of these situations, including additional COVID-related shutdowns of our China operations or shipping disruptions related to wars in the Middle East, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 28, 2024	April 30, 2023	Change
Gross profit	$21,690	$17,733	22.3%
Gross profit margin	19.9%	14.3%	560	bp
Selling, general and administrative expenses	15,903	15,739	1.0%
Restructuring expense	636	1,396	(54.4)%
Income from operations	5,787	1,994	190.2%
Operating margin	5.3%	1.6%	370	bp

The increase in upholstery fabrics profitability for fiscal 2024, as compared to fiscal 2023, primarily reflects a more profitable mix of sales; better inventory management (i.e., in the prior fiscal year, operating performance was pressured by $2.5 million in markdowns of inventory based on our policy for aged inventory, while such markdowns were significantly lower in fiscal 2024); a more favorable foreign exchange rate in China; and lower fixed costs resulting from the previous restructuring of the upholstery fabrics cut and sew platform. These factors were partially offset by lower sales during the year.

Based on market dynamics, we took action during the fourth quarter of fiscal 2024 to restructure our upholstery fabrics finishing operation in China to align with current demand and further leverage our strategic supply relationships (see below). We believe this move will allow us to reduce our operating costs while maintaining our ability to support our customers.

Looking ahead, the residential home furnishings industry remains under pressure due to shifting consumer spending trends, inflation, reduced home sales, and other macroeconomic conditions affecting discretionary consumer spending. As a result, we expect lower sales volumes in our residential business will continue to affect our profitability. However, for fiscal 2025, we expect to benefit from continued solid demand in our hospitality/fabrics business; improvement in our Read Window business; and fixed cost savings from our strategic decision to rationalize our upholstery fabric finishing operation in China and further leverage our long-term supply relationships. We will also continue our ongoing cost reduction efforts and will consider further adjustments to rationalize our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activities

Ouanaminthe, Haiti

During the third quarter of fiscal 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility, and in turn moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti.

This restructuring activity was completed during the third quarter of fiscal 2024, and we incurred a cumulative restructuring and restructuring related charge of $1.3 million from the commencement of this restructuring activity during the third quarter of fiscal 2023 through the third quarter of fiscal 2024.

See Note 9 of the consolidated financial statements for further details regarding the agreement to terminate the above mentioned lease agreement and a related note receivable.

Shanghai, China

Cut and Sew Upholstery Fabrics Operation

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation located in Shanghai, China, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was taken in order to adjust our operating costs to better align with the declining demand for cut and sewn products. This restructuring activity was completed during the third quarter of fiscal 2023, and we incurred a cumulative restructuring and restructuring related charge of $713,000 during the second and third quarters of fiscal 2023.

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we rationalized our upholstery fabrics finishing operation located in Shanghai, China, to align with current demand trends and further leverage our strategic supply relationships. This restructuring activity is expected to be completed by the end of the first quarter of fiscal 2025.

The following summarizes our restructuring expense and restructuring related charges from the restructuring activities noted above for the twelve months ending April 28, 2024, and April 30, 2023:

(dollars in thousands)	2024	2023
Employee termination benefits	$307	$507
Lease termination costs	—	481
Impairment loss - leasehold improvements and equipment	329	357
Loss on disposal and markdowns of inventory	40	98
Other associated costs	—	51
Restructuring expense and restructuring related charges (1)(2)	$676	$1,494

(1) Of the total $676,000 for fiscal 2024, $636,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the twelve-month period ending April 28, 2024.

(2) Of the total $1.5 million for fiscal 2023, $1.4 million and $98,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the twelve-month period ending April 30, 2023.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	April 28, 2024	April 30, 2023	% Change
Accounts receivable	$11,135	$12,382	(10.1)%
Inventory	17,172	19,406	(11.5)%
Property, plant & equipment	1,125	1,671	(32.7)%
Right of use assets	1,952	2,618	(25.4)%
Total upholstery fabrics segment assets	$31,384	$36,077	(13.0)%

Accounts Receivable

The decrease in accounts receivable reflects the decrease in net sales during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales during the fourth quarter of fiscal 2024 were $23.8 million, a decrease of 22.6% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023. The decrease was partially offset by slower cash collections during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023, due to an unfavorable sales mix with customers with longer credit terms. This led to an increase in days' sales outstanding to 37 days during the fourth quarter fiscal 2024, as compared with 33 days during the fourth quarter of fiscal 2023.

Inventory

The decrease in inventory reflects the decrease in net sales during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Net sales during the fourth quarter of fiscal 2024 were $23.8 million, a decrease of 22.6% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 4.4 during the fourth quarter of fiscal 2024, compared with 4.8 for the fourth quarter of fiscal 2023.

Property, Plant, & Equipment

The decrease in property, plant, and equipment represents an impairment charge related to equipment of $329,000 resulting from the discontinuation of production of cut and sewn upholstery kits at the company's facility located in Ouanaminthe, Haiti, and continued maintenance level of capital spending as a result of the current and expected unfavorable industry conditions.

The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively. The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.

Right of Use Assets

The decrease in right of use assets reflects rent expense incurred over the terms of our existing lease agreements, partially offset by the renewal of our agreement to lease a facility with Read and certain facilities associated with our operations located in China.

The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively. The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.

Other Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 28, 2024	April 30, 2023	% Change
Selling, general, and administrative expenses	$38,611	$37,978	1.7%
Interest expense	11	—	100.0%
Interest income	1,174	531	121.1%
Other expense	625	443	41.1%

Selling, General, and Administrative Expenses

The modest increase in selling, general, and administrative expenses during fiscal 2024, as compared with fiscal 2023, is due to a variety of factors, including (i) wage inflation; (ii) an increase in travel, entertainment, and trade show expenses; (iii) an increase in allowance for customer credit risk; and (iv) an increase in sampling expense due to a reorganization of the mattress fabric segment's U.S. cut and sew operation; mostly offset by (v) $1.3 million in lower compensation expense, reflecting unfavorable financial results in relation to pre-established targets.

Interest Expense

Interest expense reflects our historically low level and short duration of borrowings outstanding.

Interest Income

The increase in interest income is due primarily to higher market interest rates earned during fiscal 2024, as compared with fiscal 2023.

Other Expense

The increase in other expense in fiscal 2024, as compared to fiscal 2023, is primarily due to the increase in fees and other costs associated with our ABL Credit agreement effective on January 19, 2023. See Note 10 located in the consolidated financial statements for further details regarding the terms and covenants associated with the ABL Credit Agreement.

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

During fiscal 2024, other expense included a foreign exchange rate gain of $545,000, compared with a foreign exchange rate gain of $500,000 during fiscal 2023. The $545,000 and $500,000 foreign exchange rate gains reported in fiscal 2024 and fiscal 2023 mostly relate to foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts.

During fiscal 2024, we recorded a foreign exchange rate gain of $604,000 related to our operations located in China, which was mostly non-cash and was offset by $541,000 of income tax expense. This income tax expense of $541,000 was associated with taxable foreign exchange rate gains based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate gains incurred on our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $3.0 million, or (28.3)% of loss before income taxes, during fiscal 2024, compared with income tax expense of $3.1 million, or (11.0)% of loss before income taxes, during fiscal 2023.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2024	2023
U.S. federal income tax rate	21.0%	21.0%
valuation allowance	(30.9)	(24.0)
foreign tax rate differential	(4.7)	(4.0)
income tax effects of Chinese foreign exchange gains and losses	(3.6)	(0.9)
withholding taxes associated with foreign tax jurisdictions	(6.5)	(2.4)
uncertain income tax positions	(0.7)	(0.3)
U.S. state income taxes	0.8	0.6
stock-based compensation	(1.8)	(0.3)
other (1)	(1.9)	(0.7)
consolidated effective income tax rate (2) (3)	(28.3)%	(11.0)%

(1)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment expense and income tax provision to return adjustments.

(2)
Our negative consolidated effective income tax rates during fiscal 2024 and fiscal 2023 were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during both fiscal 2024 and fiscal 2023. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.6) million and $(33.5) million that were incurred during fiscal 2024 and fiscal 2023, respectively.

(3)
During fiscal 2024, we incurred a significantly lower consolidated pre-tax loss of $(10.8) million, compared with a significantly higher pre-tax loss of $(28.4) million incurred during fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2024 compared with fiscal 2023.

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

As of April 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting U.S. pre-tax losses to continue into fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets totaling $22.0 million as of April 28, 2024.

Refer to Note 11 of the consolidated financial statements for additional disclosures regarding the valuation allowance against our U.S. net deferred income taxes.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company, and whether we are required to a record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of April 28, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and therefore, would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment is consistent with prior years. Accordingly, as of April 28, 2024, we recorded a deferred income tax liability associated with our undistributed earnings from foreign subsidiaries of $4.8 million.

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

As of April 28, 2024, we had a $1.3 million total gross unrecognized income tax benefit that primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, a significant change associated with this income tax benefit is not expected within the next fiscal year.

United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2020 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2020 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2019 and subsequent.

Refer to Note 11 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

(dollars in thousands)	2024	2023
United States Federal - Transition Tax	499	265
China - Income Taxes	2,317	1,831
Canada - Income Taxes	468	228
	$3,284	$2,324

Future Liquidity

Based on the restructuring plan approved by our board of directors on April 29, 2024, the timing and success of the closure of our Canadian operation, along with the sale of associated real estate (the timing and amount of which sales price is currently undetermined), could have a significant effect on (i) the amount and timing of when and if fiscal 2025 income tax payments will be required (ii) the amount and timing of withholding tax payments to the Canadian government associated with the repatriation of earnings and profits to the U.S. parent, and (iii) the respective tax rates that will be applied based on the sale of real estate and equipment. Accordingly, we believe we cannot provide a reasonable estimate of our fiscal 2025 income tax payments associated with our Canadian operation at this time.

Currently, we are projecting annual cash income tax payments of approximately $1.9 million associated with our operations located in China. This estimate is management's current projection only and can be affected by actual earnings versus annual projections, changes in the foreign exchange rates in relation to the U.S. dollar, and the timing of when we will repatriate earnings and profits from China to our U.S. parent.

Currently do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2025 due to (i) the accelerated expensing of U.S. capital expenditures, and (ii) our existing U.S. federal net operating loss carryforwards. In accordance with the 2017 Tax Cuts and Jobs Act, we will be required to pay annual U.S. federal transition tax payments as follows: FY 2025- $665,000; and FY 2026 - $831,000.

2023 compared with 2022

For a comparison of our results of operations for the fiscal years ended April 30, 2023, and May 1, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 14, 2023.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash and cash equivalents ("cash"), cash flow from operations, and amounts available under our revolving credit lines. As of April 28, 2024, we believe our cash of $10.0 million, cash flow from operations, and the current availability under our revolving credit lines totaling $22.5 million (Refer to Note 10 of the consolidated financial statements for further details) will be sufficient to fund our foreseeable business needs, capital expenditures, commitments, and contractual obligations.

As of April 28, 2024, our cash totaled $10.0 million, a decrease of $11.0 million compared with cash of $21.0 million as of April 30, 2023. This decrease was mostly due to (i) net cash used in operating activities totaling $8.2 million; (ii) capital expenditures of $3.7 million mostly related to our mattress fabrics segment; partially offset by (iii) proceeds from the sale of equipment and a note receivable totaling $715,000 (see Note 9 to the consolidated financial statements for further details).

Our net cash used in operating activities was $8.2 million during fiscal 2024, a decrease of $16.0 million compared with net cash provided by operating activities of $7.8 million during fiscal 2023. This trend primarily reflects (i) a significant decrease in inventory during fiscal 2023, which decrease did not recur during fiscal 2024 due to improved alignment of inventory purchases with customer demand trends and promotional programs to reduce aged raw materials and finished goods; (ii) a significant increase in accounts payable during fiscal 2023, related to an abnormally high decrease in accounts payable due to the COVID-19 related shutdowns that affected our operations located in China during the fourth quarter of fiscal 2022, that did not recur during fiscal 2023 or fiscal 2024; (iii) annual incentive payments made during the first quarter of fiscal 2024, which payments did not occur during the first quarter of fiscal 2023; and (iv) an increase in income tax payments (see Note 11 to the consolidated financial statements for tabular disclosure of income tax payments by jurisdiction); partially offset by (v) an increase in cash earnings during fiscal 2024 compared with fiscal 2023, and (vi) a decrease in accounts receivable during fiscal 2024, which reflects a 19.4% decrease in net sales during the fourth quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023.

As of April 28, 2024, there were no outstanding borrowings under our lines of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further details.

Our cash balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends affecting sales, (ii) supply chain disruptions, (iii) rising interest rates and inflation, (iv) world events (including wars in Ukraine and the Middle East), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	April 28,	April 30,
(dollars in thousands)	2024	2023
United States	$2,912	$9,769
China	6,554	10,669
Canada	371	281
Haiti	86	236
Vietnam	81	—
Cayman Islands	8	9
	$10,012	$20,964

Dividend Program

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2024 or fiscal 2023.

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

Common Stock Repurchases

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be repurchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

During fiscal 2024 and fiscal 2023, we did not repurchase any shares of our common stock. As a result, as of April 28, 2024, $3.2 million was available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2025.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less deferred revenue, accounts payable-trade, and accounts payable-capital expenditures) was $38.5 million as of April 28, 2024, compared with $39.2 million as of April 30, 2023. Operating working capital turnover was 5.8 during the fourth quarter of fiscal 2024 compared with 4.6 during the fourth quarter fiscal 2023.

Accounts Receivable

Accounts receivable as of April 28, 2024, were $21.1 million, a decrease of $3.6 million, or 14.7%, compared with $24.8 million as of April 30, 2023. This trend reflects a decrease in net sales during the fourth quarter of fiscal 2024 compared with the fourth quarter of fiscal 2023. Net sales for the fourth quarter of fiscal 2024 were $49.5 million, a decrease of $11.9 million, or 19.4%, compared with net sales of $61.4 million during the fourth quarter of fiscal 2023. See the Executive Summary for section titled “Net Sales” of this Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further discussion regarding the decline in net sales.

Days’ sales outstanding were 36 days and 35 days for the fourth quarter of fiscal 2024 and fiscal 2023, respectively.

Inventory

Inventories as of April 28, 2024, were $44.8 million, which is comparable with $45.1 million as of April 30, 2023. This trend represents a $2.2 million decrease in inventory related to the upholstery fabrics segment as a result of the decrease in net sales during the fourth quarter of fiscal 2024, compared with the fourth quarter of fiscal 2023. Upholstery fabrics net sales during the fourth quarter of fiscal 2024 were $23.8 million, a decrease of 22.6% compared with net sales of $30.7 million during the fourth quarter of fiscal 2023. The decrease in inventory related to the upholstery fabrics segment was partially offset by a $2.0 million increase in inventory related to the mattress fabrics segment. The increase in inventory related to the mattress fabrics segment primarily reflects lower than anticipated demand trends in relation to inventory purchases during the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023. Mattress fabrics net sales during the fourth quarter of fiscal 2024 were $25.8 million, a decrease of 16.1%, compared with net sales of $30.7 million during the fourth quarter of fiscal 2023.

Inventory turns were 3.9 for the fourth quarter of fiscal 2024, compared with 4.7 for the fourth quarter of fiscal 2023.

Accounts Payable-Trade

Accounts payable - trade were $25.6 million as of April 28, 2024, a decrease of $3.8 million, or 13.0%, compared with $29.4 million as of April 30, 2023. The decrease in accounts payable as of April 28, 2024, compared to April 30, 2023, is mostly due to lower inventory purchases in both the U.S. and China resulting from weaker customer demand in fourth quarter of fiscal 2024 as compared with the fourth quarter of fiscal 2023.

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

Revolving Credit Agreements

Currently, we have revolving credit agreements with banks for our U.S. parent company and our operations located in China. As of April 28, 2024, we did not have any outstanding borrowings associated with our revolving credit agreements. Our loan agreements require, among other things that we maintain compliance with certain financial covenants. As of April 28, 2024, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Leases

Refer to Note 12 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of April 28, 2024, and April 30, 2023, we had total amounts due regarding capital expenditures totaling $343,000 and $56,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Uncertain Income Tax Positions

As of April 28, 2024, we had $1.3 million of total gross unrecognized tax benefits, which primarily relate to double taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis totaled $3.7 million and $2.1 million during fiscal 2024 and fiscal 2023, respectively. Capital expenditures during fiscal 2024 and fiscal 2023 mostly related to our mattress fabrics segment and represent a maintenance level of capital spending with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products.

Depreciation expense was $6.5 million during fiscal 2024, compared with $6.8 million during fiscal 2023. Depreciation expense for fiscal 2024 and fiscal 2023 mostly related to our mattress fabrics segment.

Based on current expectations, capital spending for fiscal 2025 is projected to be approximately $4.5 million and will center on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be primarily from cash provided by operating activities.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $4.6 million during fiscal 2024 and $4.2 million during fiscal 2023. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $23.3 million, or 10.3% of net sales, during fiscal 2024, and $6.7 million, or 2.8% of net sales, during fiscal 2023.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company because competitive conditions have limited our ability to pass significant operating increases on to customers.

During fiscal 2023 and continuing through fiscal 2024, raw material costs started to decline due to slowing global demand; however, the cost of labor remained challenging during fiscal 2023 and continuing through fiscal 2024.

Inflationary pressures also affected consumer spending during fiscal 2023 and continued through fiscal 2024, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand from producers of home furnishings for our mattress fabrics and residential upholstery fabrics products during fiscal 2023 and fiscal 2024.

We are unable to predict how long these trends will last, or to what extent inflationary pressures may affect the economic and purchasing cycle for home furnishings products (and therefore affect demand for our products) over the short and long-term.

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

As of April 28, 2024, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material effect on our financial condition or results of operations. For a discussion of all our significant accounting policies, including our critical accounting policies, refer to Note 1 of the consolidated financial statements.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand for each product category to decide which patterns and styles to hold in inventory, the availability of low-cost imported products and shifts in consumer preferences and styles subject the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Historical experience has shown that the most significant indicators that would require inventory markdowns are the age of the inventory and the planned discontinuance of certain fabric patterns. As a result, we provide inventory valuation markdowns based upon set percentages for inventory aging categories of six, nine, twelve, and fifteen-months that are determined based on historical experience and judgment. Also, we provide inventory valuation write-downs based on the planned discontinuation of certain products based on current market values at the time of assessment compared with their current carrying values. While management believes that adequate markdowns for inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional inventory markdowns in the future.

As of April 28, 2024, and April 30, 2023, the reserve for inventory markdowns was $9.6 million and $11.8 million, respectively.

Refer to Note 4 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding the subsequent measurement of inventory.

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

As of April 28, 2024, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $22.0 million.

Refer to Note 11 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of April 28, 2024.

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

We recorded $915,000, $1.1 million, and $1.1 million of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2024, 2023, and 2022, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2024.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2025 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates on our revolving credit agreements.

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the "Amended Agreement") to establish an asset-based revolving credit facility that required interest to be charged at a rate calculated using an applicable margin over Federal Reserve Bank of New York's secured overnight fund rate (SOFR), as defined in the Amended Agreement. The interest rate under the Amended Agreement as of April 28, 2204, was 6.81%. As of April 28, 2024, there were no outstanding borrowings under the Amended Agreement.

Effective on March 20, 2024, we entered into an unsecured credit agreement with a financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.95% as of April 28, 2024). There were no borrowings outstanding under this agreement as of April 28, 2024.

Our previously existing revolving credit agreement with another financial institution in China bears interest at a rate determined by the Chinese government at the time of borrowing, and is not directly determined by a published interest rate benchmark. There were no borrowings outstanding under this agreement as of April 28, 2024.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of April 28, 2024, would not have materially affected our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of April 28, 2024 and April 30, 2023, the related consolidated statements of net loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended April 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 28, 2024 and April 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Charlotte, North Carolina

July 12, 2024

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 28, 2024, and April 30, 2023	2024	2023
ASSETS
current assets:
cash and cash equivalents	$10,012	$20,964
short-term investments - rabbi trust	903	1,404
accounts receivable, net	21,138	24,778
inventories	44,843	45,080
short-term note receivable	264	219
current income taxes receivable	350	—
other current assets	3,371	3,071
total current assets	80,881	95,516
property, plant and equipment, net	33,182	36,111
right of use assets	6,203	8,191
long-term investments - rabbi trust	7,102	7,067
intangible assets	1,876	2,252
long-term note receivable	1,462	1,726
deferred income taxes	518	480
other assets	830	840
total assets	$132,054	$152,183
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
accounts payable - trade	$25,607	$29,442
accounts payable - capital expenditures	343	56
operating lease liability - current	2,061	2,640
deferred compensation - current	903	1,404
deferred revenue	1,495	1,192
accrued expenses	6,726	8,533
income taxes payable - current	972	753
total current liabilities	38,107	44,020
operating lease liability - long-term	2,422	3,612
income taxes payable - long-term	2,088	2,675
deferred income taxes	6,379	5,954
deferred compensation - long-term	6,929	6,842
total liabilities	55,925	63,103
commitments and contingencies (notes 10 and 12)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,469,903 at April 28, 2024 and 12,327,414 at April 30, 2023	624	616
capital contributed in excess of par value	45,011	44,250
accumulated earnings	30,376	44,195
accumulated other comprehensive income	118	19
total equity	76,129	89,080
total liabilities and equity	$132,054	$152,183

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET LOSS

For the years ended April 28, 2024,April 30, 2023, and May 1, 2022

(dollars in thousands, except per share data)	2024	2023	2022
net sales	$225,333	$234,934	$294,839
cost of sales	(197,394)	(224,038)	(258,746)
gross profit	27,939	10,896	36,093
selling, general and administrative expenses	(38,611)	(37,978)	(35,415)
restructuring expense	(636)	(1,396)	—
(loss) income from operations	(11,308)	(28,478)	678
interest expense	(11)	—	(17)
interest income	1,174	531	373
other expense	(625)	(443)	(1,359)
loss before income taxes	(10,770)	(28,390)	(325)
income tax expense	(3,049)	(3,130)	(2,886)
net loss	$(13,819)	$(31,520)	$(3,211)
net loss per share-basic	$(1.11)	$(2.57)	$(0.26)
net loss per share-diluted	$(1.11)	$(2.57)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended April 28, 2024, April 30, 2023, and May 1, 2022

	2024	2023	2022
net loss	$(13,819)	$(31,520)	$(3,211)

other comprehensive income (loss)

unrealized holding gain (loss) on investments	99	(13)	(144)
reclassification adjustment for realized loss included in net loss	—	—	30
total unrealized gain (loss) on investments	99	(13)	(114)

comprehensive loss	(13,720)	(31,533)	(3,325)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			Capital		Accumulated
			Contributed		Other
For the years ended April 28, 2024, April 30, 2023,	Common Stock		in Excess	Accumulated	Comprehensive	Total
and May 1, 2022	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2021	12,312,822	$616	$43,807	$84,437	$146	$129,006
net loss	—	—	—	(3,211)	—	(3,211)
stock-based compensation	—	—	1,133	—	—	1,133
unrealized loss on investments	—	—	—	—	(114)	(114)
common stock issued in connection with vesting of performance-based restricted stock units	10,863	—	—	—	—	—
immediately vested common stock awards	29,657	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(3,025)	—	(50)	—	—	(50)
common stock repurchased	(121,688)	(6)	(1,746)	—	—	(1,752)
dividends paid	—	—	—	(5,511)	—	(5,511)
Balance, May 1, 2022	12,228,629	611	43,143	75,715	32	119,501
net loss	—	—	—	(31,520)	—	(31,520)
stock-based compensation	—	—	1,145	—	—	1,145
unrealized loss on investments	—	—	—	—	(13)	(13)
common stock issued in connection with vesting of performance-based restricted stock units	982	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	32,799	2	(2)	—	—	—
immediately vested common stock awards	71,732	3	(3)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(6,728)	—	(33)	—	—	(33)
Balance, April 30, 2023	12,327,414	616	44,250	44,195	19	89,080
net loss	—	—	—	(13,819)	—	(13,819)
stock-based compensation	—	—	915	—	—	915
unrealized gain on investments	—	—	—	—	99	99
common stock issued in connection with vesting of time-based restricted stock units	151,653	8	(8)	—	—	—
immediately vested common stock awards	16,616	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(25,780)	(1)	(145)	—	—	(146)
Balance, April 28, 2024	12,469,903	$624	$45,011	$30,376	$118	$76,129

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 28, 2024, April 30, 2023, and May 1, 2022

(dollars in thousands)	2024	2023	2022
cash flows from operating activities:
net loss	$(13,819)	$(31,520)	$(3,211)
adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
depreciation	6,521	6,845	6,994
non-cash inventory (credit) charges	(1,628)	5,819	1,927
amortization	390	438	559
stock-based compensation	915	1,145	1,133
deferred income taxes	387	(2)	691
gain on sale of property, plant, and equipment	(299)	(314)	—
non-cash restructuring expense	330	791	—
realized loss from the sale of investments	—	—	450
foreign currency exchange (gain) loss	(593)	(537)	16
changes in assets and liabilities:
accounts receivable	3,559	(2,642)	15,416
inventories	1,593	15,370	(12,714)
other current assets	(329)	(297)	946
other assets	(115)	86	(1,386)
accounts payable-trade	(2,926)	10,274	(22,131)
accrued expenses and deferred compensation	(1,870)	853	(5,204)
deferred revenue	303	672	(20)
income taxes	(643)	823	(907)
net cash (used in) provided by operating activities	(8,224)	7,804	(17,441)
cash flows from investing activities:
capital expenditures	(3,711)	(2,108)	(5,695)
proceeds from the sale of property, plant, and equipment	385	468	—
proceeds from note receivable	330	15	—
proceeds from the sale of short-term investments (available for sale)	—	—	9,879
proceeds from the sale and maturity of investments (held to maturity)	—	—	13,486
purchase of short-term investments (available for sale)	—	—	(4,391)
purchase of investments (held-to-maturity)	—	—	(9,751)
proceeds from the sale of investments (rabbi trust)	1,449	2,058	56
purchase of investments (rabbi trust)	(884)	(1,185)	(1,088)
net cash (used in) provided by investing activities	(2,431)	(752)	2,496
cash flows from financing activities:
proceeds from lines of credit	4,166	—	9,000
payments associated with lines of credit	(4,146)	—	(9,000)
dividends paid	—	—	(5,511)
repurchases of common stock	—	—	(1,752)
common stock surrendered for payroll withholding taxes	(146)	(33)	(50)
payments for debt issuance costs	—	(403)	(110)
net cash used in financing activities	(126)	(436)	(7,423)
effect of exchange rate changes on cash and cash equivalents	(171)	(202)	(91)
(decrease) increase in cash and cash equivalents	(10,952)	6,414	(22,459)
cash and cash equivalents at beginning of year	20,964	14,550	37,009
cash and cash equivalents at end of year	$10,012	$20,964	$14,550

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have mattress fabric manufacturing operations located in Stokesdale, North Carolina, and Quebec, Canada, and a mattress cover operation located in Ouanaminthe, Haiti. During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, North Carolina and moved our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, that includes a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's two leased facilities related to the sewn mattress cover operation located in Ouanaminthe, Haiti, and reduce other operation expenses at this location. See Note 8 to the consolidated statements regarding our restructuring activities.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics to customers in the residential, commercial, and hospitality industries, and supplies window treatment products to customers in the commercial and hospitality industries. We have upholstery fabric operations located in Shanghai, China and Burlington, NC. During the fourth quarter of fiscal 2024, we established a wholly-owned subsidiary, Culp Fabrics Vietnam Limited, with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing opportunities and to further diversify our supply chain in Asia.

During the third quarter of fiscal 2022, we commenced operation of a new leased facility in Ouanaminthe, Haiti dedicated to the production of cut and sewn upholstery kits. Due to significant decline in demand for cut and sewn upholstery kits, we terminated the agreement to lease this facility during the third quarter of fiscal 2023, and we relocated a scaled down upholstery cut and sewn operation into our existing mattress cover facility also located in Ouanaminthe, Haiti, during the fourth quarter of fiscal 2023. During the first quarter of fiscal 2024, demand for upholstery cut and sew kits declined more than previously anticipated, resulting in the strategic action to discontinue production of upholstery cut and sew kits in Haiti. See Notes 8 and 9 of the consolidated financial statements for further details regarding this restructuring plan.

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

Certain amounts presented in prior periods have been reclassified to conform to the current period financial statement presentation. Non-cash charges totaling $1.9 million for markdowns of inventory based on our policy for aged inventory were reclassified from the line item "inventories" to the line item "non-cash inventory charges" in the Consolidated Statement of Cash Flows for the year ended May 1, 2022. This reclassification did not have an effect on previously reported net cash (used in) provided by operating activities and (decrease) increase in cash and cash equivalents.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China, and Ho Chi Minh City, Vietnam are consolidated as of April 30, a calendar month end, which is required by the respective governments under which they are organized. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our Chinese or Vietnamese subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2024, 2023, or 2022.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2024, 2023, and 2022 each included 52-week periods.

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

A summary of our cash and cash equivalents by geographic area follows:

	April 28,	April 30,
(dollars in thousands)	2024	2023
United States	$2,912	$9,769
China	6,554	10,669
Canada	371	281
Haiti	86	236
Vietnam	81	—
Cayman Islands	8	9
	$10,012	$20,964

Throughout the year, we have cash balances regarding our U.S. operations of more than the federally insured amounts on deposit with a financial institution. We have not experienced any credit losses regarding such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Rabbi Trust Investments

We have a rabbi trust to set aside funds for participants of our deferred compensation plan (the “Plan”) that enables our participants to credit their contributions to various investment options of the Plan. The investments associated with the rabbi trust consist of investments in a money market fund and various mutual funds that are classified as available-for-sale.

Our rabbi trust investments classified as available-for-sale were recorded at their fair value of $8.0 million and $8.5 million as of April 28, 2024, and April 30, 2023, respectively. These investments had accumulated unrealized gains totaling $118,000 and $19,000 as of April 28, 2024, and April 30, 2023, respectively. The fair value of our investments associated with our rabbi trust approximates their cost basis and reside with our U.S. operations.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed and amounts received on disposal greater than or less than the book value of assets sold are credited or charged to (loss) income from operations.

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

Interest Costs

Total interest costs incurred were $11,000 and $17,000 during fiscal 2024 and 2022, respectively. No interest costs were incurred during fiscal 2023.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2024, 2023, or 2022.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company’s Canadian, Chinese, and Vietnamese subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary assets and liabilities such as property, plant, and equipment and right of use assets are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates, such as depreciation expense. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Loss in the period in which they occur.

A summary of our foreign currency exchange gains (losses) by geographic area follows:

(dollars in thousands)	2024	2023	2022
China	$604	$588	$(104)
Canada	(58)	(88)	(28)
Vietnam	(1)	—	—
	$545	$500	$(132)

Indefinite-Lived Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into three reporting units during fiscal 2024: mattress fabrics, upholstery fabrics, and Read.

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

No asset impairment charges were recorded during fiscal 2024, 2023, or 2022, as it relates to indefinite-lived intangible assets. See Note 6 of the consolidated financial statements for further details of our assessments of impairment, conclusions reached, and the result of our annual impairment test relating to our indefinite-live intangible asset (i.e. tradename).

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of April 28, 2024, will be satisfied within one year or less.

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

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.6 million, $4.2 million, and $4.3 million during fiscal 2024, 2023, and 2022, respectively, and are included in selling, general and administrative expenses.

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

There were not any recently adopted accounting pronouncements during fiscal 2024.

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

Effective December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 11.

Currently, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

2.
ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 28,	April 30,
(dollars in thousands)	2024	2023
customers	$21,660	$25,244
allowance for doubtful accounts	(356)	(342)
allowance for cash discounts	(113)	(96)
reserve for returns and allowances and discounts	(53)	(28)
	$21,138	$24,778

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2024	2023	2022
beginning balance	$(342)	$(292)	$(591)
provision for bad debts	(276)	(121)	74
write-offs, net of recoveries	262	71	225
ending balance	$(356)	$(342)	$(292)

As of April 28, 2024, and April 30, 2023, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $356,000 and $342,000 as of April 28, 2024, and April 30, 2023, respectively.

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2024	2023	2022
beginning balance	$(124)	$(95)	$(138)
provision for returns and allowances and discounts	(1,173)	(1,212)	(1,386)
credits issued and discounts taken	1,131	1,183	1,429
ending balance	$(166)	$(124)	$(95)

3.
REVENUE FROM CONTRACTS WITH CUSTOMERS

Nature of Performance Obligations

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, sources, manufactures, and sells fabrics to customers in the residential, commercial, and hospitality industries. In addition, the upholstery fabrics segment includes Read, which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

There were no contract assets recognized as of April 28, 2024, or April 30, 2023.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning Balance	$1,192	$520	$540
Revenue recognized on contract liabilities	(3,932)	(4,885)	(3,434)
Payments received for services not yet rendered	4,235	5,557	3,414
Ending Balance	$1,495	$1,192	$520

As of April 28, 2024, deferred revenue of $1.5 million pertained to (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $1.3 million and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $167,000. As of April 30, 2023, deferred revenue of $1.2 million pertained to (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $942,000 and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $250,000.

Disaggregation of Revenue

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2024:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$116,370	$98,976	$215,346
Services transferred over time	—	9,987	9,987
Total Net Sales	$116,370	$108,963	$225,333

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

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2022:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$152,159	$133,622	$285,781
Services transferred over time	—	9,058	9,058
Total Net Sales	$152,159	$142,680	$294,839

4.
INVENTORIES

A summary of inventories follows:

(dollars in thousands)	April 28, 2024	April 30, 2023
raw materials	$6,214	$7,908
work-in-process	1,854	2,602
finished goods	36,775	34,570
	$44,843	$45,080

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory (credit) charge of $(1.6) million, $5.8 million, and $1.9 million during fiscal 2024, 2023, and 2022, respectively.

Fiscal 2024

We recorded a non-cash inventory credit of $1.6 million during fiscal 2024, which mostly represents adjustments for markdowns of inventory estimated based on the company's policy for aged inventory that was on hand as of April 28, 2024. This $1.6 million non-cash credit stems from promotional programs to reduce aged raw materials and finished goods inventory, coupled with aligning inventory purchases with consumer demand trends, and relates mostly to the mattress fabrics segment. The $1.6 million also includes a $40,000 charge associated with the upholstery fabrics segment related to markdowns of inventory associated with the discontinuation of production of cut and sewn upholstery kits at our facility located in Ouanaminthe, Haiti.

Fiscal 2023

We recorded a non-cash inventory charge of $5.8 million during fiscal 2023, which represented a $2.9 million charge for the write down of inventory to its net realizable value associated with our mattress fabrics segment (see below section titled Mattress Fabrics Segment - Net Realizable Value for further details), a $2.8 million charge related to markdowns of inventory estimated based on our policy for aged inventory on hand as of April 30, 2023, and a $98,000 charge related to the loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operation located in Shanghai, China.

The $2.8 million non-cash charge associated with the markdowns of inventory noted above resulted from a significant decrease in consumer demand for both business segments, as well as aged inventory resulting from an increase in inventory purchases to protect against supply chain disruptions and support our customers.

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

Fiscal 2022

We recorded a non-cash inventory charge of $1.9 million during fiscal 2022, which represents adjustments for markdowns of inventory estimated based on the company's policy for aged inventory that was on hand as of May 1, 2022. This $1.9 million charge stems from the COVID-19 related shutdowns that affected our upholstery fabric operations located in China during the fourth quarter of fiscal 2022, as well as aged inventory resulting from an increase in inventory purchases to protect against supply chain disruptions and support our customers.

Assessment

As of April 28, 2024, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the twelve months ended April 28, 2024, other than the markdowns of inventory associated with our upholstery fabrics segment restructuring activities described more fully in Note 8 of the consolidated financial statements.

Based on current unfavorable industry macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or results. These differences could result in higher than expected markdowns of inventory, which could adversely affect the company’s results of operations and financial condition in the near term.

5.
PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	depreciable lives (in years)	April 28, 2024	April 30, 2023
land and improvements	0-10	$947	$947
buildings and improvements	7-40	30,774	30,411
leasehold improvements	**	2,388	2,368
machinery and equipment	3-15	67,703	68,070
data processing equipment and software	3-7	8,597	8,241
office furniture and equipment	3-10	1,456	1,443
capital projects in progress		1,596	455
		113,461	111,935
accumulated depreciation		(80,279)	(75,824)
		$33,182	$36,111

** Shorter of life of lease or useful life.

6.
INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	April 28, 2024	April 30, 2023
Tradename	$540	$540
Customer relationships, net	1,035	1,335
Non-compete agreement, net	301	377
	$1,876	$2,252

Tradename

Our tradename pertains to Read, a separate reporting unit within our upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Accordingly, on the annual testing date, April 28, 2024, we performed an impairment assessment of Read's tradename. Our assessment consisted of a quantitative impairment test utilizing the relief from royalty method to determine the fair value of Read's tradename and comparing the fair value of the tradename to its respective carrying amount. Based on this quantitative test, the fair value of the trade name exceeded its carrying amount and consequently no impairment was recorded during the twelve months ending April 28, 2024.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2024	2023	2022
beginning balance	$1,335	$1,636	$1,937
amortization expense	(300)	(301)	(301)
ending balance	1,035	1,335	1,636

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of April 28, 2024, and April 30, 2023. Accumulated amortization for these customer relationships was $2.1 million and $1.8 million as of April 28, 2024, and April 30, 2023, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2025 - $301,000; FY 2026 - $301,000; FY 2027 - $279,000; FY 2028 - $52,000; FY 2029 - $51,000; and thereafter - $51,000.

The weighted average amortization period for our customer relationships is 3.8 years as of April 28, 2024.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2024	2023	2022
beginning balance	$377	$452	$527
amortization expense	(76)	(75)	(75)
ending balance	$301	$377	$452

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of April 28, 2024, and April 30, 2023. Accumulated amortization for this non-compete agreement was $1.7 million and $1.6 million as of April 28, 2024, and April 30, 2023.

The remaining amortization expense for the next five years and thereafter follows: FY 2025 - $76,000; FY 2026 - $76,000; FY 2027 - $76,000; and FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement is 4.0 years as of April 28, 2024.

Impairment of Definite Lived Assets - Mattress Fabrics Segment

As of April 28, 2024, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $22.6 million commencing in the second quarter of fiscal 2023, and continuing through the fourth quarter of fiscal 2024. We believe this significant cumulative operating loss stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Mattress Asset Group totaled $33.7 million, which represents property, plant, and equipment of $31.5 million, right of use assets of $1.6 million, customer relationships of $306,000, and a non-compete agreement of $301,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Mattress Asset Group as of April 28, 2024.

Impairment of Definite Lived Assets - Read

As of April 28, 2024, management reviewed the long-lived assets associated with Read, a separate reporting unit within our upholstery fabrics segment. Read's long-lived assets consist of property, plant, and equipment, a right of use asset, and finite-lived intangible assets (collectively known as "Read's Asset Group"). Read's Asset Group was reviewed for impairment because events and changes in circumstances occurred that indicated the carrying amount of the Read's Asset Group may not be recoverable. As a result, we performed an assessment to determine if any impairment indicators existed. Based on this assessment we concluded that indicators of impairment did exist, such as unfavorable financial performance in that we have incurred net operating losses during the last three fiscal years, which stem from (i) a tight labor supply and wage inflation, (ii) processing and pricing inefficiencies associated with customization and installation services, (iii) an unfavorable mix of small scale and larger scale projects; and (iv) changes in management and key personnel.

Based on the above evidence, we were required to determine the recoverability of Read's Asset Group, which is classified as held and used, by comparing the carrying amount of Read's Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. As of April 28, 2024, the carrying amount of Read's Asset Group totaled $1.8 million, which represents customer relationships of $728,000, right of use asset of $725,000, and property, plant, and equipment of $390,000. The total carrying amount of Read's Asset Group did not exceed the sum of its future undiscounted cash flows from its use and eventual disposition. As a result, we determined there was no impairment associated with Read's Asset Group as of April 28, 2024.

7.
ACCRUED EXPENSES

(dollars in thousands)	April 28, 2024	April 30, 2023
compensation and related benefits	$4,204	$5,800
other	2,522	2,733
	$6,726	$8,533

8.
RESTRUCTURING ACTIVITIES

Upholstery Fabrics Segment

Description of Activities

Ouanaminthe, Haiti

During the third quarter of fiscal 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility, and in turn moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirectly wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sew kits in Haiti.

This restructuring activity commenced during the third quarter of fiscal 2023 and was completed during the third quarter of fiscal 2024, resulting in a cumulative restructuring and restructuring related charges of $1.3 million of which $781,000 and $472,000 were incurred during fiscal 2024 and fiscal 2023, respectively.

See Note 9 of the consolidated financial statements for further details regarding the agreement to terminate the above mentioned lease agreement and a related note receivable.

Shanghai, China

Cut and Sew Upholstery Fabrics Operation

During the second quarter of fiscal 2023, we closed our cut and sew upholstery fabrics operation, which included the termination of an agreement to lease a building. This strategic action, along with the further use of our Asian supply chain, was our response to declining consumer demand for cut and sew products, by adjusting our operating costs to better align with the lower demand. This restructuring activity was completed during the third quarter of fiscal 2023, and as a result we incurred a cumulative restructuring and restructuring related charge of $713,000 during the second and third quarters of fiscal 2023.

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing operation to align with current demand trends and we continue to leverage our strategic supply relationships to meet customer finishing needs in China. This restructuring activity is expected to be completed by the end of the first quarter of fiscal 2025.

Financial Information

The following summarizes our restructuring expense and restructuring related charges noted above for the twelve months ending April 28, 2024, and April 30, 2023:

(dollars in thousands)	2024	2023
Employee termination benefits	$307	$507
Lease termination costs	—	481
Impairment loss - leasehold improvements and equipment	329	357
Loss on disposal and markdowns of inventory	40	98
Other associated costs	—	51
Restructuring expense and restructuring related charges (1)(2)	$676	$1,494

(1) Of the total $676,000, $636,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the twelve-month period ending April 28, 2024.

(2) Of the total $1.5 million, $1.4 million and $98,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the twelve-month period ending April 30, 2023.

The following summarizes the activity in accrued restructuring for fiscal 2024:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning of year balance	$—	$—	$—	$—
Accrual established in fiscal 2024	307	—	—	307
Expenses incurred	—	—	—	—
Payments	(304)	—	—	(304)
End of year balance (1)	$3	$—	$—	$3

(1) Accrued restructuring of $3,000 was reported within accrued expenses in the Consolidated Balance Sheets for the period ending April 28, 2024.

The following summarizes the activity in accrued restructuring for fiscal 2023:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning of year balance	$—	$—	$—	$—
Accrual established in fiscal 2023	507	47	—	554
Expenses incurred	—	—	51	51
Payments	(507)	(47)	(51)	(605)
End of year balance	$—	$—	$—	$—

Mattress Fabrics Segment and Unallocated Corporate

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's two leased facilities related to the sewn mattress cover operation located in Ouanaminthe, Haiti, and reduce other operating expenses at this location; as well as (5) reduce unallocated corporate expenses and shared service expenses, with targeted annualized savings of $1.5 million.

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada will be completed by December 31, 2024. We expect the consolidation activity associated with the sewn mattress cover operation located in Haiti will be completed during the first quarter of fiscal 2025. These actions are expected to result in estimated restructuring and restructuring related costs and charges of approximately $8.0 million, of which approximately $2.5 million is expected to be cash expenditures. The costs include cash charges of approximately $1.1 million associated with expected ongoing operating losses and other exit and disposal expenses related to the company's manufacturing plant in Quebec, Canada; cash charges of approximately $1.4 million for employee termination costs; a non-cash charge of approximately $2.3 million associated with accelerated depreciation and losses on the sale of equipment; a non-cash charge of approximately $2.1 million associated with write-downs and other inventory related adjustments; and a non-cash charge of approximately $650,000 associated with accelerated rent amortization for a leased building in Haiti. These restructuring charges and restructuring related costs and charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred. Based on management's internal analysis we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of restructuring charges incurred. Also, management estimates that the realizable fair market value of the long-lived assets at the Canadian and Haitian facilities exceed their net book value, and for that reason, no charges for impairment of long-lived assets (other than the restructuring charges noted above) are expected to be recorded in the connection with this decision for either location.

Based on changes in business and current industry economic conditions, it is possible that the above estimates provided by management to determine the annual cost savings, restructuring and restructuring related charges, and proceeds generated from the sale of the manufacturing facility located in Quebec, Canada, could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

9.
NOTE RECEIVABLE

In connection with the restructuring activity of our upholstery fabrics cut and sew operation located in Ouanaminthe, Haiti (see Note 8 of the consolidated financial statements for further details) , effective January 24, 2023, CUF Haiti entered into an agreement to terminate a lease of a facility (“Termination Agreement”).

Pursuant to the terms of the original lease agreement (the “Original Lease”), CUF Haiti was required to pay in advance $2.8 million for the full amount of rent due prior to the commencement of the Original Lease, with the initial lease term set to expire on December 31, 2029. Pursuant to the terms of the Termination Agreement, the Original Lease was formally terminated when CUF Haiti vacated and returned possession of the leased facility to the lessor. After CUF Haiti vacated and returned possession of the leased facility, a third party (the “Lessee”) took possession of this facility, and the Lessee agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023, and ending on December 31, 2029, based on the terms stated in the Termination Agreement. In connection with the Termination Agreement, an affiliate of the Lessee guaranteed payment in full of all amounts due and payable to

CUF Haiti by the Lessee, and CUF Haiti has been fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

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

We used an interest rate of 6.0% to determine the present value of the future discounted cash flows, which was based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 14 for further explanation of the fair value hierarchy).

Effective May 1, 2023, CUF Haiti formally assigned the $2.4 million note receivable to Culp, Inc (US. Parent).

The following table represents the remaining future principal payments as of April 28, 2024:

(dollars in thousands)
2025	$360
2026	360
2027	360
2028	360
2029	360
Thereafter	240
Undiscounted value of note receivable	$2,040
Less: unearned interest income	(314)
Present value of note receivable	$1,726

As of April 28, 2024, note receivable totaled $1.7 million, of which $264,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively. As of April 30, 2023, note receivable totaled $1.9 million, of which $219,000 and $1.7 million were classified as short-term note receivable and long-term not receivable, respectively. We classified amortization of unearned interest income totaling $111,000 and $10,000 within interest income on our consolidated statements of net loss during fiscal 2024 and fiscal 2023, respectively.

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
•
enter into transactions with affiliates

Overall

Interest is charged under the ABL Credit Agreement at a rate (applicable interest rate of 6.81% and 6.30% as of April 28, 2024, and April 30, 2023, respectively) calculated using the Applicable Margin over SOFR based on the company's excess availability under the ABL Facility, as defined in the ABL Agreement.

There were $535,000, and $275,000 of outstanding letters of credit provided by the ABL Credit Agreement as of April 28, 2024, and April 30, 2023, respectively. As of April 28, 2024, we had $465,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under the ABL Credit Agreement as of April 28, 2024 and April 30, 2023, respectively.

As of April 28, 2024, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $18.5 million.

Revolving Credit Agreements - China Operations

Denominated in Chinese Yuan Renminbi ("RMB")

Agricultural Bank of China

Effective on March 20, 2024, we entered into an unsecured credit agreement denominated in RMB, that provided for a line of credit up to 29 million RMB ($4.0 million USD as of April 28, 2024). Of this 29 million RMB line of credit, 9.6 million RMB, 9.7 million RMB, and 9.7 million RMB expires on March 7, 2025, March 8, 2025, and March 9, 2025, respectively. Interest charged under this agreement is based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.95% as of April 28, 2024). There were no borrowings outstanding under this agreement as of April 28, 2024.

Also on March 20, 2024, we entered into an additional unsecured credit agreement denominated in RMB that provided for a line of credit of up to 1 million RMB, which such agreement expired on April 26, 2024, after borrowings made during the fourth quarter of fiscal 2024 were repaid in full during the fourth quarter of fiscal 2024.

Bank of China

Also, we have an unsecured credit agreement denominated in RMB with another bank located in China that provides for a line of credit of up to 35 million RMB ($4.8 million USD as of April 28, 2024). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. This agreement is set to expire on October 24, 2024. Our borrowing capacity of 35 million RMB is restricted to certain consolidated net sales and consolidated profitability requirements as defined in the agreement. These requirements relate to our total consolidated Culp Inc. entity as a whole. Currently, Culp Inc. does not meet the consolidated net sales and consolidated profitability requirements set forth in the agreement; and therefore, we cannot borrow under this agreement.

There were no borrowings outstanding under either of these agreement as of April 28, 2024 and April 30, 2023, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of April 28, 2024, we were in compliance with our financial covenants.

Interest paid during fiscal years 2024, 2023, and 2022 was $11,000, $8,000, and $10,000, respectively.

11.
INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

The entire amount of income tax expense of $3.0 million, $3.1 million, and $2.9 million during fiscal 2024, 2023, and 2022, respectively, was allocated to (loss) income from continuing operations.

Income tax expense consists of:

(dollars in thousands)	2024	2023	2022
current
federal	$—	—	—
state	—	1	2
foreign	2,584	3,053	2,156
uncertain income tax positions	78	78	37
	2,662	3,132	2,195
deferred
federal	1,342	(1,591)	1,121
state	63	(66)	47
undistributed earnings – foreign subsidiaries	627	628	76
U.S. federal & state carryforwards and credits	(4,734)	(5,162)	(971)
uncertain income tax positions	—	—	(380)
foreign	(240)	(629)	615
valuation allowance	3,329	6,818	183
	387	(2)	691
	$3,049	3,130	2,886

Loss before income taxes related to our foreign and U.S. operations consists of:

(dollars in thousands)	2024	2023	2022
Foreign
China	$9,091	7,062	6,998
Canada	902	1,516	1,302
Haiti	(2,127)	(3,483)	(980)
Vietnam	(22)	—	—
Total Foreign	7,844	5,095	7,320
United States	(18,614)	(33,485)	(7,645)
	$(10,770)	(28,390)	(325)

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
valuation allowance	(30.9)	(24.0)	(56.3)
global intangible low taxed income tax (GILTI) (1)	—	—	(540.9)
foreign tax rate differential	(4.7)	(4.0)	(206.2)
income tax effects of Chinese foreign exchange gains and losses	(3.6)	(0.9)	(20.6)
withholding taxes associated with foreign tax jurisdictions	(6.5)	(2.4)	(172.8)
uncertain income tax positions	(0.7)	(0.3)	105.4
U.S. state income taxes	0.8	0.6	21.5
stock-based compensation	(1.8)	(0.3)	(3.3)
other (2)	(1.9)	(0.7)	(35.8)
consolidated effective income tax rate (3) (4) (5)	(28.3)%	(11.0)%	(888.0)%

(1)
See the below section titled "GILTI" for further details for the GILTI tax incurred during fiscal 2022.

(2)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment and income tax provision to return adjustments.

(3)
Our negative consolidated effective income tax rates during fiscal 2024, 2023, and 2022, were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems from our operations located in China and Canada, which have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during fiscal 2024, 2023, and 2022, respectively. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.6) million, $(33.5) million, and $(7.6) million that were incurred during fiscal 2024, 2023, and 2022, respectively.

(4)
During fiscal 2024, we incurred a significantly lower consolidated pre-tax loss of $(10.8) million, compared with a significantly higher pre-tax loss of $(28.4) million incurred during fiscal 2023. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2024 compared with fiscal 2023.

(5)
During fiscal 2023, we incurred a significantly higher consolidated pre-tax loss totaling $(28.4) million, compared with a much lower consolidated pre-tax loss totaling $(325,000) during fiscal 2022. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced for fiscal 2022, compared with fiscal 2023.

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2024	2023
deferred tax assets:
accounts receivable	$195	297
inventories	1,972	3,277
compensation	2,152	2,676
liabilities and other	8	5
intangible assets and goodwill	349	395
property, plant, and equipment (1)	171	179
operating lease liability	693	781
foreign income tax credits - U.S.	783	783
loss carryforwards – U.S.	18,344	13,564
valuation allowance - U.S.	(22,004)	(18,675)
total deferred tax assets	2,663	3,282

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(4,840)	(4,213)
property, plant and equipment (2)	(2,694)	(3,450)
right of use assets	(851)	(964)
other	(139)	(129)
total deferred tax liabilities	(8,524)	(8,756)
Net deferred liabilities	$(5,861)	(5,474)
(1)
Pertains to the company’s operations located in China.
(2)
Pertains to the company’s operations located in the U.S. and Canada.

As of April 28, 2024, our U.S. federal net operating loss carryforwards totaled $69.6 million, with related future income tax benefits of $14.6 million. In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. As of April 28, 2024, all our unused U.S. federal net operating loss carryforwards were generated during fiscal 2019 and after, and therefore, do not expire in accordance with the TCJA. As of April 28, 2024, our U.S. state net operating loss carryforwards totaled $31.7 million, with related future income tax benefits of $1.3 million, have expiration dates ranging from fiscal years 2025 through 2045. Our U.S. foreign income tax credits of $783,000 have expiration dates ranging from fiscal years 2026 through 2028, which represent 10 years from when the associated earnings and profits from our foreign subsidiaries were repatriated to the U.S.

GILTI

Fiscal 2024 and 2023

We do not expect to incur GILTI tax for the 2024 tax year, as we expect to meet the GILTI High-Tax exception regarding our operations located in China and Canada, and we incurred taxable losses associated with our operations located in Haiti. We did not incur GILTI tax for the 2023 tax year, as we met the GILTI High-Tax exception.

Fiscal 2022

We did not meet the GILTI High-Tax exception for the 2021 tax year regarding our foreign operations located in China. This was due primarily to significant income tax deductible foreign exchange losses that significantly lowered income tax expense associated with the current year’s earnings associated with our operations located in China. As a result, the current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Consequently, we incurred a non-cash income tax charge of $1.8 million, which charge was fully offset by a $1.8 million non-cash income tax benefit due to a corresponding reversal of our full valuation allowance associated with our U.S. net deferred income tax assets.

We did not meet the GILTI High-Tax exception for the 2022 tax year regarding our operations located in Canada and Haiti. With regards to Canada, we placed several significant capital projects into service during fiscal 2022, and therefore, were eligible for a significant amount of deductible accelerated depreciation. As a result, our current year's income tax expense was much lower than prior fiscal years, and therefore, our current effective income tax rate was lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. For our operations located in Haiti, taxable income or losses are not subject to income tax, as we are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have eight years remaining. Since our operations located in Haiti are not subject to income tax, our current effective tax rate was 0%, which is lower than the required 18.9% current effective income tax rate to meet the GILTI High-Tax exception. Although our operations located in Canada and Haiti did not meet the GILTI High-Tax exception, we incurred a nominal amount of GILTI tax for the 2022 tax year, as the losses subject to GILTI tax from our Haitian operations mostly offset the income subject to GILTI tax from our Canadian operation.

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

As of April 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting U.S. pre-tax losses to continue into fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of April 28, 2024, and April 30, 2023, valuation allowances against our U.S. net deferred income tax assets pertain to the following:

(dollars in thousands)	April 24, 2023	April 30, 2023
U.S. federal and state net deferred income tax assets	$19,674	$16,345
U.S. capital loss carryforward	2,330	2,330
	$22,004	$18,675

A summary of the change in the valuation allowances against our U.S. net deferred income tax assets follows:

(dollars in thousands)	2024	2023	2022
beginning balance	$18,675	11,857	11,674
change in valuation allowance associated with current year earnings	3,318	7,252	1,640
change in estimate during current year (1)	11	(434)	(1,457)
ending balance	$22,004	18,675	11,857

(1)
Amounts represent changes in our U.S.net deferred income tax asset balances during the current year that pertain to (i) income tax provision to return adjustments; (ii) changes in estimates of our U.S. effective income tax rate that pertain to U.S. state income tax rates and apportionment percentages, (iii) recognition of an uncertain income tax position due to expiration of statute of limitations; (iv) expiration of certain U.S. state loss carryforwards; and (v) other immaterial items.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from our foreign subsidiaries that will not be reinvested indefinitely. As of April 28, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability of $4.8 million and $4.2 million as of April 28, 2024, and April 30, 2023, respectively.

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2024	2023	2022
beginning balance	$1,179	1,101	1,444
increases from prior period tax positions	197	175	114
decreases from prior period tax positions	(118)	(97)	(77)
lapse of applicable statute of limitations	—	—	(380)
ending balance	$1,258	1,179	1,101

As of April 28, 2024, and April 30, 2023, we had $1.3 million and $1.2 million of total gross unrecognized tax benefits, of which the entire amount was classified as income taxes payable - long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $1.3 million and $1.2 million as of April 28, 2024, and April 30, 2023, respectively.

We elected to classify interest and penalties as part of income tax expense. As of April 28, 2024, and April 30, 2023, the gross amount of interest and penalties due to unrecognized tax benefits was $281,000 and $239,000, respectively.

Our gross unrecognized income tax benefit of $1.3 million as of April 28, 2024, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to double taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2020 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2020 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2019 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2024	2023	2022
United States federal - Transition Tax	$499	$265	$266
China - Income Taxes	2,317	1,831	2,036
China - Withholding Taxes Associated with Earnings and Profits Distribution to U.S. Parent	—	—	487
Canada - Income Taxes	468	228	311
	$3,284	$2,324	$3,100

12.
LEASES, COMMITMENTS, AND CONTINGENCIES

Leases

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of April 28, 2024, and April 30, 2023, are as follows:

(dollars in thousands)	April 28, 2024	April 30, 2023
Right of use assets	$6,203	$8,191
Operating lease liability - current	2,061	2,640
Operating lease liability – noncurrent	2,422	3,612

Supplemental Cash Flow Information

(dollars in thousands)	2024	2023	2022
Operating lease liability payments	$2,663	$2,497	$2,954
Right of use assets exchanged for lease liabilities	978	731	3,762

Operating lease costs were $3.1 million, $3.6 million, and $3.9 million during fiscal 2024, 2023, and 2022, respectively. Short-term lease costs were $34,000, $44,000, and $68,000 during fiscal 2024, 2023, and 2022, respectively. Variable lease expense was immaterial for each of fiscal 2024, 2023, and 2022.

As of April 28, 2024, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.77 years
Weighted average discount rate	3.71%

As of April 30, 2023, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.87 years
Weighted average discount rate	3.58%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)	Amount
2025	$2,125
2026	945
2027	608
2028	225
2029	227
Thereafter	577
4,707
Less: interest	(224)
Present value of lease liabilities	$4,483

Related Party Lease – Mattress Fabrics Segment

On March 23, 2023, we terminated an agreement with a partnership owned by an immediate family member of an officer of the company, pursuant to which we leased a 63,522 square foot facility for our domestic mattress cover operation. Prior to the termination of the lease agreement, rent payments totaled $123,000, and $148,000 during fiscal 2023 and 2022, respectively. In accordance with the termination of the lease agreement, we were reimbursed $67,000 in fiscal 2023 for leasehold improvements we made to the leased property.

Accounts Payable – Capital Expenditures

As of April 28, 2024, and April 30, 2023, we had total amounts due regarding capital expenditures totaling $343,000 and $56,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of April 28 2024, we had open purchase commitments to acquire equipment for our U.S. and Canadian mattress fabrics operations totaling $679,000.

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

As of April 28, 2024, there were 976,008 shares available for future equity-based grants under the company’s Amended and Restated Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2024, 2023, and 2022:

	2024	2023	2022
	Shares	Shares	Shares
outstanding at beginning of year	285,826	210,284	174,295
granted	174,753	119,687	37,991
vested (1)	(151,652)	(32,799)	—
forfeited	—	(11,346)	(2,002)
outstanding at end of year	308,927	285,826	210,284

(1) During fiscal 2024, time-based restricted stock units totaling 151,652 vested at a fair value of $857,000, or $5.65 per share. During fiscal 2023, time-based restricted stock units totaling 32,799 vested at a fair value of $167,000, or $5.10 per share.

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2024, 2023, and 2022:

	Time-Based	(1)
	Restricted	Price	Vesting
Date of Grant	Stock Awarded	Per Share	Period
January 8, 2024 (2)	14,758	$5.61	31 months
September 28, 2023 (2)	100,068	$5.59	34 months
September 28, 2023 (3)	59,928	$5.59	1 year
September 6, 2022 (2)	25,114	$4.58	2 to 3 years
August 10, 2022 (2)	78,228	$5.06	3 years
July 22, 2021 (2)	30,835	$14.75	3 years

(1)
Price per share represents the closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units award to outside directors.

Overall

We recorded compensation expense of $823,000, $808,000, and $893,000 within selling, general, and administrative expense for time-based restricted stock units in fiscal 2024, 2023, and 2022, respectively.

As of April 28, 2024, the remaining unrecognized compensation cost related to our time-based restricted stock units was $876,000 which is expected to be recognized over a weighted average vesting period of 1.6 years. As of April 28, 2024, our time-based restricted stock unit awards that were expected to vest had a fair value totaling $1.4 million.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on January 8, 2024, September 28, 2023, August 10, 2022, and July 22, 2021:

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

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with certain senior executives and key employees that were unvested as of April 28, 2024:

	(3)	(4)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
January 8, 2024 (1)	24,597	9,164	$6.23	(5)	31 months
September 28, 2023 (1)	202,900	—	$6.43	(6)	34 months
August 10, 2022 (1)	172,992	—	$5.77	(7)	3 years
July 22, 2021 (1)	122,476	—	$15.93	(8)	3 years
July 22, 2021 (2)	20,500	—	$14.75	(9)	3 years

(1)
Performance-based restricted stock units awarded to certain senior executives.
(2)
Performance-based restricted stock units awarded to key employees.
(3)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit award agreements as of the date of grant.

(4)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of April 28, 2024.
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

There were no performance-based restricted stock units that vested during fiscal 2024. The following table summarizes information related to our performance-based restricted stock units that vested during fiscal 2023 and 2022:

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

We recorded a charge (credit) to compensation expense totaling $8,000, $2,000, and $(81,000) within selling, general, and administrative expense associated with our performance-based restricted stock units for fiscal years 2024, 2023, and 2022, respectively.

Common Stock Awards

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2024, 2023, and 2022:

	Common	(1)
	Stock	Price Per	Vesting
Date of Grant	Awarded	Share	Period
July 3, 2023 - Fiscal 2024	16,616	$5.04	Immediate
April 3, 2023 - Fiscal 2023	15,832	$5.29	Immediate
January 3, 2023 - Fiscal 2023	17,819	$4.70	Immediate
October 3, 2022 - Fiscal 2023	18,326	$4.57	Immediate
July 1, 2022 - Fiscal 2023	19,753	$4.24	Immediate
April 1, 2022 - Fiscal 2022	10,562	$7.93	Immediate
January 3, 2022 - Fiscal 2022	8,357	$10.02	Immediate
October 1, 2021 - Fiscal 2022	6,426	$13.03	Immediate
July 1, 2021 - Fiscal 2022	4,312	$16.24	Immediate

(1)
Price per share represents closing price of our common stock on the date of grant.

We recorded $84,000, $335,000, and $321,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2024, 2023, and 2022, respectively.

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

Recurring Basis

The following tables present information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements as of April 28, 2024, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,910	N/A	N/A	$6,910
Growth Allocation Mutual Funds	691	N/A	N/A	691
Moderate Allocation Mutual Fund	46	N/A	N/A	46
Other	358	N/A	N/A	358

	Fair value measurements as of April 30, 2023, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,649	N/A	N/A	$7,649
Growth Allocation Mutual Funds	528	N/A	N/A	528
Moderate Allocation Mutual Fund	86	N/A	N/A	86
Other	208	N/A	N/A	208

Nonrecurring Basis

Third and Fourth Quarters of Fiscal 2023

We classified a right of use asset associated with a leased facility as held for sale in the Consolidated Balance Sheet as of January 29, 2023 (i.e., the end of the third quarter of fiscal 2023), in connection with the restructuring activity associated with our upholstery fabrics cut and sew operation located in Haiti (which is described more fully in Note 8 of the consolidated financial statements). This right of use asset classified as held for sale was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement (which is described more fully in Note 9 of the consolidated financial statements). The interest rate used to determine the present value of the future discounted cash flows was based on significant unobservable inputs based on assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD, and (iv) the fact that the right of use asset was located in, and the Lessee and guarantor conduct business in Haiti, a foreign country. As a result, since management used significant unobservable inputs and assumptions to determine the fair value of this right of use asset, this right of use asset was classified as level 3 within the fair value hierarchy defined above.

During the fourth quarter of fiscal 2023, the right of use asset mentioned above was vacated and possession was returned to the Lessor, and the Lessee took possession of this right of use asset. As a result, the right of use asset classified as held for sale as of January 29, 2023, was derecognized and a short-term and long-term note receivable was recognized based on the payments and timing of such payments due from the Lessee as stated in the Termination Agreement. See Note 9 of the consolidated financial statements for further details regarding this note receivable.

15.
NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net loss per share are as follows:

(in thousands)	2024	2023	2022
weighted-average common shares outstanding, basic	12,432	12,283	12,242
dilutive effect of stock-based compensation	—	—	—
weighted-average common shares outstanding, diluted	12,432	12,283	12,242

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

(in thousands)	2024	2023	2022
antidilutive effect from decrease in the price per share of our common stock	—	25	18
antidilutive effect from net loss incurred during the fiscal year	144	88	86
total unvested shares of common stock not included in computation of diluted net loss per share	144	113	104

16.
BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans that cover substantially all employees and allow participants to contribute on a pre-tax basis, along with matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.2 million, $1.2 million, and $1.3 million during fiscal years 2024, 2023, and 2022, respectively.

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

Our contributions to the Plan were $229,000, $215,000, and $212,000 during fiscal years 2024, 2023, and 2022, respectively. Our nonqualified deferred compensation plan liability was $7.8 million and $8.2 million as of April 28, 2024, and April 30, 2023, respectively.

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

The investment assets of the Trust are recorded at their fair value of $8.0 million and $8.5 million as of April 28, 2024, and April 30, 2023, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in accumulated other comprehensive income.

17.
SEGMENT INFORMATION

Overall

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers.

Upholstery Fabrics

The upholstery fabrics segment develops, manufactures, sources, and sells fabrics to customers in the residential, commercial, and hospitality industries. In addition, this segment includes Read, which provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 92%, 91%, and 90% of total consolidated net sales in fiscal 2024, 2023, and 2022, respectively. International sales accounted for 32%, 29%, and 31% of net sales during fiscal 2024, 2023, and 2022, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2024	2023	2022
north america (excluding USA) (1)	$29,357	$29,756	$39,256
far east and asia (2)	36,334	31,339	43,015
all other areas	6,011	8,032	8,114
	$71,702	$69,127	$90,385

(1)
Of this amount, $25.1 million, $24.9 million, and $33.5 million are attributable to shipments to Mexico in fiscal 2024, 2023, and 2022, respectively.
(2)
Of this amount $18.3 million, $20.0 million, and $26.9 million are attributable to shipments to China in fiscal 2024, 2023, and 2022, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 12%, 15%, and 13% of consolidated net sales during fiscal 2024, 2023, and 2022, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of the consolidated accounts receivable, net balance as of April 28, 2024, or April 30, 2023.

No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2024, 2023, or fiscal 2022. No customers within the mattress fabrics segment accounted for greater than 10% of the consolidated accounts receivable, net balance as of April 28, 2024, or April 30, 2023.

Employee Workforce Concentration

Hourly employees associated with our manufacturing facility located in Quebec, Canada (approximately 14% of our workforce) are represented by a local unaffiliated union with a collective bargaining agreement that expires on February 1, 2026. On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to gradually discontinue the operations and sale of the company's manufacturing facility located in Quebec, Canada. During this gradual discontinuation of operations, hourly employees will be entitled to compensation and benefits in accordance with the collective bargaining agreement noted above.

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

Statements of operations for our business segments are as follows:

(dollars in thousands)	2024	2023	2022
net sales by segment:
mattress fabrics	$116,370	$110,995	$152,159
upholstery fabrics	108,963	123,939	142,680
net sales	$225,333	$234,934	$294,839
gross profit (loss):
mattress fabrics	$6,289	$(6,739)	$16,458
upholstery fabrics	21,690	17,733	19,635
total segment gross profit	27,979	10,994	36,093
restructuring related charge (1) (3)	(40)	(98)	—
gross profit	$27,939	$10,896	$36,093
selling, general, and administrative expenses by segment:
mattress fabrics	$13,134	$11,942	$12,246
upholstery fabrics	15,903	15,739	14,009
unallocated corporate	9,574	10,297	9,160
selling, general, and administrative expenses	$38,611	$37,978	$35,415
(loss) income from operations by segment:
mattress fabrics	$(6,845)	$(18,681)	$4,212
upholstery fabrics	5,787	1,994	5,626
unallocated corporate expenses	(9,574)	(10,297)	(9,160)
total segment (loss) income from operations	(10,632)	(26,984)	678
restructuring related charge (1) (3)	(40)	(98)	—
restructuring expense (2) (4)	(636)	(1,396)	—
loss from operations	$(11,308)	$(28,478)	$678
interest expense	(11)	—	(17)
interest income	1,174	531	373
other expense	(625)	(443)	(1,359)
loss before income taxes	$(10,770)	$(28,390)	$(325)
(1)
Cost of sales for fiscal 2024 includes a restructuring related charge totaling $40,000, which pertained to markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti.
(2)
Restructuring expense of $636,000 for fiscal 2024 represents impairment charges related to equipment of $329,000 and employee termination benefits of $103,000 related to the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti. In addition, during the fourth quarter of fiscal 2024, restructuring expense of $204,000 was incurred for employee termination benefits related to the closure of the upholstery fabrics finishing operation located in Shanghai, China.
(3)
Cost of sales for fiscal 2023 includes a restructuring related charge totaling $98,000, which pertained to a loss on disposal and markdowns of inventory related to the exit of our cut and sew upholstery fabrics operations located in Shanghai, China.
(4)
Restructuring expense of $1.4 million for fiscal 2023 relates to both our restructuring activities for our cut and sew upholstery fabrics operations located in Shanghai, China, which occurred during the second quarter of fiscal 2023, and located in Ouanaminthe, Haiti, which occurred during the third and fourth quarters of fiscal 2023. Restructuring expense represents employee termination benefits of $507,000, lease termination costs of $481,000, impairment losses totaling $357,000 that relate to leasehold improvements and equipment, and $51,000 for other associated costs.

Balance sheet information for our business segments follow:

(dollars in thousands)	April 28, 2024		April 30, 2023
segment assets
mattress fabrics
accounts receivable	$10,003		$12,396
inventory	27,671		25,674
property, plant, and equipment	31,472	(1)	33,749	(2)
right of use assets	1,627	(3)	2,308	(4)
total mattress fabrics assets	70,773		74,127

upholstery fabrics
accounts receivable	11,135		12,382
inventory	17,172		19,406
property, plant, and equipment	1,125	(5)	1,671	(6)
right of use assets	1,952	(7)	2,618	(8)
total upholstery fabrics assets	31,384		36,077
total segment assets	102,157		110,204

non-segment assets
cash and cash equivalents	10,012		20,964
short-term investments – rabbi trust	903		1,404
short-term note receivable	264		219
current income taxes receivable	350		—
other current assets	3,371		3,071
long-term note receivable	1,462		1,726
deferred income taxes	518		480
property, plant, and equipment (9)	585		691
right of use assets (10)	2,624		3,265
intangible assets	1,876		2,252
long-term investments - rabbi trust	7,102		7,067
other assets	830		840
total assets	$132,054		$152,183

(1)
The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $33.7 million as of April 30, 2023, represents property, plant, and equipment of $22.7 million, $10.4 million, and $608,000 located in the U.S., Canada, and Haiti, respectively.
(3)
The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.
(4)
The $2.3 million as of April 30, 2023, represents right of use assets of $1.5 million and $776,000 located in Haiti and Canada, respectively.
(5)
The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.
(6)
The $1.7 million as of April 30, 2023, represents property, plant, and equipment of $974,000, $592,000, and $105,000 located in the U.S., Haiti, and China, respectively.
(7)
The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively.
(8)
The $2.6 million as of April 30, 2023, represents right of use assets of $1.5 million and $1.1 million located in China and the U.S., respectively.

(9)
The $585,000 as of April 28, 2024, and $691,000 as of April 30, 2023, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.
(10)
The $2.6 million as of April 28, 2024, and $3.3 million as of April 30, 2023, represent right of use assets associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

Capital expenditures and depreciation expense information for our business segments follow:

(dollars in thousands)	2024	2023	2022
capital expenditures (1):
mattress fabrics	$3,474	$1,125	$3,383
upholstery fabrics	271	467	1,032
unallocated corporate	255	97	1,406
total capital expenditures	$4,000	$1,689	$5,821

depreciation expense
mattress fabrics	$5,883	$6,050	$6,200
upholstery fabrics	638	795	794
total depreciation expense	$6,521	$6,845	$6,994

(1)
Capital expenditure amounts are stated on an accrual basis. See the Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

18.
STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of April 28, 2024, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 28, 2024, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During fiscal 2024 and 2023, we did not repurchase any shares of our common stock. During fiscal 2022, we repurchased 121,688 shares of our common stock at a cost of $1.8 million. As of April 28, 2024, $3.2 million was available for additional repurchases of our common stock.

20.
DIVIDEND PROGRAM

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2024 or fiscal 2023.

During fiscal 2022, dividend payments totaled $5.5 million, which represented quarterly dividend payments ranging from $0.11 per share to $0.115 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 28, 2024, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 28, 2024. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 28, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 28, 2024, April 30, 2023, and May 1, 2022, which are included in Item 8. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

During the quarter ended April 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended April 28, 2024, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "Non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors, and Executive Officers,” “Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” and “Board Committees and Attendance – Audit Committee,” which information is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Executive Compensation” (except for the information appearing under the heading "Pay versus Performance") and “Compensation Committee Interlocks and Insider Participation,” which information is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of certain beneficial owners and management is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Beneficial Owners of 5% or More of Our Common Stock,” and “Nominees, Directors, and Executive Officers,” which information is herein incorporated by reference.

The following table sets forth information as of the end of fiscal 2024 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	641,784 (1)	$—	976,008
Equity compensation plans not approved by security holders	—	—	—
Total	641,784 (1)	$—	976,008

(1) For performance-based restricted stock unit awards, the number of shares represents the maximum number of shares with remaining performance periods that could be issued if certain performance targets are met. The performance based shares with remaining open performance periods total 332,857 of which 9,164 are expected to vest based on estimated operating performance relative to pre-established targets. For time-based restricted stock unit awards, the number of shares shown represents the number of shares to be issued upon completion of the time-based vesting period for such restricted stock units.

(2) All of the shares shown in column (a) are issuable under restricted stock units that do not require the payment of consideration by the recipient upon vesting of the award and issuance of the shares, and therefore there is no exercise price information shown in column (b).

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

10.3*

Second Amendment to Second Amended and Restated Credit Agreement dated as of April 8, 2024, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender.

10.4+	Form of annual incentive award agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.
10.5+

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the Culp, Inc., Amended and Restated Equity Incentive Plan (revised 2023) was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.6+

Form of restricted stock unit agreement for restricted stock units granted to executive officers pursuant to the 2015 Equity Incentive Plan was filed as Exhibit 10.2 to the company’s Form 10-Q dated September 9, 2021 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.7+

Form of restricted stock unit agreement for restricted stock units granted to outside directors pursuant to the Culp, Inc., Amended and Restated Equity Incentive Plan was filed as Exhibit 10.4 to the company's Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.8

Written description of Non-Employee Director Compensation was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and incorporated herein by reference.

10.9+

Culp, Inc. Amended and Restated Equity Incentive Plan, filed as Appendix B to the company's 2023 Proxy Statement, filed on August 24, 2023 (Commission File No. 001-12597), and incorporated herein by reference.

10.10+	Culp, Inc. 2015 Equity Incentive Plan, filed as Annex A to the company's 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference.
10.11+

Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.12+

Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q dated December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference.

10.13+	Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q dated March 7, 2014, and is incorporated herein by reference.
10.14

Cooperation Agreement, effective as of June 17, 2024, between Culp, Inc. and certain investors specified therein was filed as Exhibit 10.1 to the company's Form 8-K dated June 17, 2024, and is incorporated herein by reference.

21*	List of subsidiaries of the company
23*	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 333-207195 and 333-274720).
24(a)*	Power of Attorney of John A. Baugh, dated July 12, 2024
24(b)*	Power of Attorney of Perry E. Davis, dated July 12, 2024
24(c)*	Power of Attorney of Sharon A. Decker, dated July 12, 2024
24(d)*	Power of Attorney of Kimberly B. Gatling, dated July 12, 2024
24(e)*	Power of Attorney of Fred A. Jackson, dated July 12, 2024
24(f)*	Power of Attorney of Alexander B. Jones, dated July 12, 2024
24(g)*	Power of Attorney of Jonathan L. Kelly, dated July 12, 2024
24(h)*	Power of Attorney of Franklin N. Saxon, dated July 12, 2024

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97*	Culp, Inc. Dodd-Frank Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Items marked with an asterisk are filed herewith.

+ Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July 2024.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of July 2024.

/s/	Robert G. Culp, IV_________________________________		Sharon A. Decker*__________________________________
	Robert G. Culp, IV		Sharon A. Decker
	Chief Executive Officer and Director		(Director)
(principal executive officer)

	Franklin N. Saxon*		Kimberly B. Gatling *
	Franklin N. Saxon		Kimberly B. Gatling
	(Chairman of the Board of Directors)		(Director)

	Fred A. Jackson*		Alexander B. Jones*
	Fred A. Jackson		Alexander B. Jones
	(Lead Independent Director)		(Director)

	John A. Baugh *		Jonathan L. Kelly*
	John A. Baugh		Jonathan L. Kelly
	(Director)		(Director)

	Perry E. Davis*	/s/	Kenneth R. Bowling
	Perry E. Davis		Kenneth R. Bowling
	(Director)		Chief Financial Officer
(principal financial officer and principal accounting officer)

* By /s/ Kenneth R. Bowling

Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.