Form 10-Q
period 2024-07-28
CULP INC
filed 2024-09-06
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of September 5, 2024: 12,490,280

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended July 28, 2024

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED JULY 28, 2024, AND JULY 30, 2023

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	July 28,	July 30,
	2024	2023
Net sales	$56,537	$56,662
Cost of sales	(51,461)	(49,577)
Gross profit	5,076	7,085
Selling, general and administrative expenses	(9,296)	(9,829)
Restructuring expense	(2,631)	(338)
Loss from operations	(6,851)	(3,082)
Interest expense	(28)	—
Interest income	262	345
Other (expense) income	(404)	96
Loss before income taxes	(7,021)	(2,641)
Income tax expense	(240)	(701)
Net loss	(7,261)	$(3,342)

Net loss per share - basic	$(0.58)	$(0.27)
Net loss per share - diluted	$(0.58)	$(0.27)
Average shares outstanding, basic	12,470	12,332
Average shares outstanding, diluted	12,470	12,332

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 28, 2024, AND JULY 30, 2023

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 28,	July 30,
	2024	2023
Net loss	$(7,261)	$(3,342)
Unrealized holding gain on investments, net of tax	80	57
Comprehensive loss	$(7,181)	$(3,285)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JULY 28, 2024, JULY 30, 2023, AND APRIL 28, 2024

UNAUDITED

(Amounts in Thousands)

	July 28,	July 30,	April 28,
	2024	2023	2024*
Current assets:
Cash and cash equivalents	$13,472	$16,812	$10,012
Short-term investments - rabbi trust	954	791	903
Accounts receivable, net	21,587	22,612	21,138
Inventories	41,668	43,817	44,843
Short-term note receivable	268	252	264
Assets held for sale	607	—	—
Current income taxes receivable	532	202	350
Other current assets	3,590	3,578	3,371
Total current assets	82,678	88,064	80,881

Property, plant and equipment, net	30,476	34,929	33,182
Right of use assets	4,483	7,466	6,203
Intangible assets	1,782	2,158	1,876
Long-term investments - rabbi trust	7,089	7,204	7,102
Long-term note receivable	1,394	1,661	1,462
Deferred income taxes	528	476	518
Other assets	709	944	830
Total assets	$129,139	$142,902	$132,054

Current liabilities:
Line of credit	$4,017	$-	$-
Accounts payable - trade	26,540	26,468	25,607
Accounts payable - capital expenditures	56	257	343
Operating lease liability - current	1,565	2,558	2,061
Deferred compensation - current	954	791	903
Deferred revenue	1,600	1,026	1,495
Accrued expenses	6,097	6,615	6,726
Accrued restructuring	633	10	—
Income taxes payable - current	759	526	972
Total current liabilities	42,221	38,251	38,107

Operating lease liability - long-term	2,219	2,994	2,422
Income taxes payable - long-term	2,180	2,710	2,088
Deferred income taxes	6,449	5,864	6,379
Deferred compensation - long-term	6,946	6,966	6,929
Total liabilities	60,015	56,785	55,925
Commitments and Contingencies (Notes 10, 16, and 17)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,469,903 at July 28, 2024; 12,344,030 at July 30, 2023, and 12,469,903 at April 28, 2024	624	617	624
Capital contributed in excess of par value	45,187	44,571	45,011
Accumulated earnings	23,115	40,853	30,376
Accumulated other comprehensive income	198	76	118
Total shareholders' equity	69,124	86,117	76,129
Total liabilities and shareholders' equity	$129,139	$142,902	$132,054

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 28, 2024, AND JULY 30, 2023

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	July 28,	July 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,261)	$(3,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,581	1,635
Non-cash inventory credit	(268)	(717)
Amortization	99	96
Stock-based compensation	176	322
Deferred income taxes	60	(86)
Gain on sale of equipment	(4)	(270)
Non-cash restructuring expenses	1,643	237
Foreign currency exchange (loss) gain	45	(372)
Changes in assets and liabilities:
Accounts receivable	(445)	2,112
Inventories	3,458	1,792
Other current assets	(221)	(526)
Other assets	90	(134)
Accounts payable – trade	884	(2,353)
Deferred revenue	105	(166)
Accrued restructuring	640	10
Accrued expenses and deferred compensation	(478)	(2,311)
Income taxes	(310)	(362)
Net cash used in provided by operating activities	(206)	(4,435)
Cash flows from investing activities:
Capital expenditures	(501)	(513)
Proceeds from the sale of equipment	37	294
Proceeds from note receivable	90	60
Proceeds from the sale of investments (rabbi trust)	229	780
Purchase of investments (rabbi trust)	(187)	(247)
Net cash (used in) provided by investing activities	(332)	374
Cash flows from financing activities:
Procceds from line credit - China	4,010	—
Net cash provided by financing activities	4,010	—
Effect of exchange rate changes on cash and cash equivalents	(12)	(91)
Increase (decrease) in cash and cash equivalents	3,460	(4,152)
Cash and cash equivalents at beginning of period	10,012	20,964
Cash and cash equivalents at end of period	$13,472	$16,812

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 28, 2024

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 28, 2024 *	12,469,903	$624	$45,011	$30,376	$118	$76,129
Net loss	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	—	—	176	—	—	176
Unrealized gain on investments	—	—	—	—	80	80
Balance, July 28, 2024	12,469,903	$624	$45,187	$23,115	$198	$69,124

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments that are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

The company's three-months ended July 28, 2024, and July 30, 2023, each represent 13-week periods.

2. Significant Accounting Policies

As of July 28, 2024, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2024.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first quarter of fiscal 2025.

Recently Issued Accounting Pronouncements

Effective November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Improvements to Reportable Segment Disclosures which enhances disclosure requirements to segment reporting including (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) that are included within each measure of segment profit or loss, (ii) other segment items by reportable segment as defined by ASU 2023-07, and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of each segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for public entities starting in annual periods beginning after December 15, 2023 (i.e., our fiscal 2025 annual report) and interim periods beginning after December 15, 2024 (i.e., first quarter of fiscal 2026 interim report). The company expects that the adoption ASU 2023-07 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 13.

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

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Beginning balance	$356	$342
Provision for bad debts	57	129
Write-offs, net of recoveries	—	(30)
Ending balance	$413	$441

During the three-month periods ended July 28, 2024, and July 30, 2023, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $413,000 and $441,000 as of July 28, 2024, and July 30, 2023, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require payments in advance in the form of customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. If payments in advance are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of July 28, 2024, July 30, 2023, or April 28, 2024.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Beginning balance	$1,495	$1,192
Revenue recognized on contract liabilities	(781)	(1,087)
Payments received for services not yet rendered	886	921
Ending balance	$1,600	$1,026

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 28, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$28,076	$25,465	$53,541
Services transferred over time	—	2,996	2,996
Total Net Sales	$28,076	$28,461	$56,537

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending July 30, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$29,222	$24,774	$53,996
Services transferred over time	—	2,666	2,666
Total Net Sales	$29,222	$27,440	$56,662

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Raw materials	$7,076	$8,408	$6,214
Work-in-process	1,876	2,430	1,854
Finished goods	32,716	32,979	36,775
	$41,668	$43,817	$44,843

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory credit of $268,000 for the three months ended July 28, 2024, related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both the mattress and upholstery fabrics segments.

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

Assessment

As of July 28, 2024, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the three months ended July 28, 2024, other than the markdowns of inventory associated with our restructuring activities described in Note 9 of the consolidated financial statements.

Based on the current unfavorable macroeconomic conditions, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or our results. These differences could result in higher than expected inventory provisions, which could adversely affect the company’s results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Tradename	$540	$540	$540
Customer relationships, net	960	1,260	1,035
Non-compete agreement, net	282	358	301
	$1,782	$2,158	$1,876

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of July 28, 2024, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename during the first quarter of fiscal 2025.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Beginning balance	$1,035	$1,335
Amortization expense	(75)	(75)
Ending balance	$960	$1,260

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively. Accumulated amortization for these customer relationships was $2.1 million, $1.9 million, and $2.1 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

The remaining amortization expense for the next five fiscal years and thereafter are as follows: FY 2025 - $226,000; FY 2026 - $301,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; and thereafter - $51,000.

The weighted average amortization period for our customer relationships was 3.6 years as of July 28, 2024.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Beginning balance	$301	$377
Amortization expense	(19)	(19)
Ending balance	$282	$358

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively. Accumulated amortization for our non-compete agreement was $1.8 million, $1.7 million, and $1.7 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2025 - $57,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement was 3.8 years as of July 28, 2024.

Impairment of Definite Lived Assets - Mattress Fabrics Segment

As of July 28, 2024, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $28.8 million commencing in the second quarter of fiscal 2023, and continuing through the first quarter of fiscal 2025. We believe this significant cumulative operating loss stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Mattress Asset Group totaled $30.0 million, which represents property, plant, and equipment of $28.8 million, right of use assets of $568,000, customer relationships of $294,000, and a non-compete agreement of $282,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Mattress Asset Group as of July 28, 2024.

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

As of the end of our third quarter of fiscal 2023, the carrying amount of the note receivable totaling $2.4 million was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the Termination Agreement. We used an interest rate of 6% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 11 for further explanation of the fair value hierarchy).

Effective May 1, 2024, CUF Haiti formally assigned the $2.4 million note receivable to Culp, Inc (US. Parent).

The following table represents the remaining future principal payments as of July 28, 2024:

(dollars in thousands)
2025	$270
2026	360
2027	360
2028	360
2029	360
Thereafter	240
Undiscounted value of note receivable	$1,950
Less: unearned interest income	(288)
Present value of note receivable	$1,662

As of July 28, 2024, note receivable totaled $1.7 million, of which $268,000 and $1.4 million were classified as short-term note receivable and long-term note receivable, respectively. As of July 30, 2023, note receivable totaled $1.9 million, of which $252,000 and $1.7 million were classified as short-term note receivable and long-term note receivable, respectively. As of April 28, 2024, note receivable totaled $1.7 million, of which $264,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively.

We classified amortization of unearned interest income totaling $26,000 and $29,000 within interest income on our consolidated statements of net loss during the three-month periods ending July 28, 2024, and July 30, 2023, respectively.

As of July 28, 2024, we believe there is no expected credit loss related to the collectibility of our note receivable, as the Lessee has made all of the required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

8. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Compensation, commissions and related benefits	$3,310	$3,375	$4,204
Other accrued expenses	2,787	3,240	2,522
	$6,097	$6,615	$6,726

9. Restructuring Activities

Mattress Fabrics Segment, Upholstery Fabrics Segment, and Unallocated Corporate

Fiscal 2025 Restructuring Plan

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, NC; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's two leased facilities related to the sewn mattress cover operation located in Ouanaminthe, Haiti, and reduce other operating expenses at this location; as well as (5) reduce unallocated corporate expenses and shared service expenses.

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada will be completed by December 31, 2024. The consolidation activity associated with the sewn mattress cover operation located in Haiti was completed during the first quarter of fiscal 2025. During fiscal 2025, these actions are expected to result in restructuring and restructuring related charges of approximately $5.1 million, of which approximately $3.0 million is expected to be cash expenditures. The $5.1 million of estimated restructuring and restructuring related charges represents approximately $5.0 million and $118,000 associated with the mattress fabrics and upholstery fabrics segments, respectively.

The $5.0 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) other associated costs of $1.7 million mostly related to relocating equipment from our facility in Quebec, Canada to our facility in Stokesdale, NC, (ii) additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuance of our operations located in Canada noted above totaling $1.4 million, (ii) employee termination benefits of $1.2 million, (iii) lease termination costs of $531,000, (iv) writedowns and other inventory related adjustments of $116,000, (v) impairment charges and losses on the disposal of equipment totaling $95,000. These restructuring and restructuring related charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred. Based on management's internal analysis we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of restructuring charges incurred.

Based on changes in business and current industry economic conditions, it is possible that the above estimates provided by management to determine restructuring and restructuring related charges incurred during fiscal 2025, and proceeds generated from the sale of the manufacturing facility located in Quebec, Canada, could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

The following summarizes accrued restructuring costs for the three-month period ending July 28, 2024:

	Employee	Other
	Termination	Associated
(dollars in thousands)	Benefits	Costs	Total
Beginning balance	$—	$—	$—
Expenses incurred	689	288	977
Change in estimate adjustments	—	—	—
Payments	(72)	(276)	(348)
Foreign currency exchange remeasurement	(7)	—	(7)
Ending balance	$610	$12	$622

The following summarizes the restructuring and restructuring related charges for the three-month period ending July 28, 2024:

Three Months Ended
(dollars in thousands)	July 28, 2024
Additional depreciation expense for shortened useful lives of equipment	$875
Employee termination benefits	689
Lease termination costs	670
Other Associated Costs	288
Loss on disposal and markdowns of inventory	116
Impairment and loss on disposal of equipment	95
Restructuring expense and restructuring related charges (1)	$2,733

(1) Of the total $2.7 million restructuring and restructuring related charges, $2.6 million and $116,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending July 28, 2024. Of the total $2.7 million, $2.6 million and $118,000 relate to the mattress fabrics and upholstery fabrics segments, respectively.

A summary of assets held for sale as of July 28, 2024 follows:

(dollars in thousands)	July 28, 2024
Equipment (1)	$357
Right of use asset (2)	250
Ending Balance	$607

(1) In connection with the Fiscal 2025 Restructuring Plan noted above, equipment with a carrying value totaling $357,000 was classified as held for sale as of July 28, 2024. We determined that the fair value of this equipment exceeded its carrying value based on quoted market prices from dealers of this type of equipment. Therefore, no impairment charge was recorded during the first quarter of fiscal 2025. The carrying value of these assets held for sale are presented in the first quarter fiscal 2025 Consolidated Balance Sheet are are no longer being depreciated.

(2) In connection with the Fiscal 2025 Restructuring Plan noted above, we entered into an agreement ("Termination Agreement") on August 2, 2024, to terminate a lease of a plant facility ("Right of Use Asset") located in Ouanaminthe, Haiti. Accordingly, as of July 28, 2024, we classified this Right of Use Asset as held for sale at its fair value of $250,000, which was lower than its carrying value totaling $656,000. Consequently, we recorded an impairment charge of $406,000 reflected as lease termination costs in the table above, that was classified within restructuring expense in our Consolidated Statement of Net Loss for the three-month period ending July 28, 2024. The fair value of this Right of Use Asset represents the amount due from the Lessor totaling $250,000, which is the amount stated in the Termination Agreement, and is expected to be paid no later than February 28, 2025. We believe the fair value amount of $250,000 as stated in the Termination Agreement, represents a significant observable input, and therefore this Right of Use Asset was classified as level two within the fair value hierarchy (see Note 11 for criteria for the classifications within the fair value hierarchy).

Upholstery Fabrics Segment

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing operation to align with current demand trends and will continue to leverage our strategic supply relationships to meet customer finishing needs in China. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in cumulative restructuring and restructuring related charges totaling $218,000.

The following summarizes the activity in accrued restructuring costs for the three-month period ending July 28, 2024:

(dollars in thousands)	Total
Beginning balance (1)	$3
Expenses incurred (2)	14
Payments	(6)
Ending balance (3)	$11

(1) Accrued restructuring expense of $3,000 was reported within accrued expenses in the Consolidated Balance Sheet for the period ending April 28, 2024.

(2) Expenses incurred represents other associated costs.

(3) Accrued restructuring expense of $11,000 was reported within accrued restructuring in the Consolidated Balance Sheet for the period ending July 28, 2024.

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

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

The following summarizes our restructuring expense and restructuring related charges for the three months ending July 30, 2023:

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

This restructuring activity was completed during the third quarter of fiscal 2024 and resulted in a cumulative restructuring and restructuring related charges of $1.3 million.

10. Lines of Credit

Revolving Credit Agreement – United States

Culp, Inc., as borrower (the “borrower”), and Read, the guarantor (the “Guarantor”), entered into an agreement (the "ABL Credit Agreement") by and among the borrower, the Guarantor and Wells Fargo Bank, National Association, as the lender (the “Lender”), to establish an asset-based revolving credit facility (the “ABL Facility”). The proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and will provide funding for ongoing working capital and general corporate purposes.

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

The borrower’s obligations under the ABL Facility (and certain related obligations) are guaranteed by the Guarantor. In addition, the ABL Credit Agreement requires that the borrower's future domestic subsidiaries guarantee the ABL Facility on a senior secured basis (such future domestic subsidiaries, together with the Guarantor and the borrower, the "Loan Parties"). The borrower's obligations under the ABL Facility are secured by first priority liens and other security interests on all assets of the Loan Parties, subject to certain exceptions and permitted liens.

Cash Dominion. Under the terms of the ABL Facility, if (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $35.0 million and the borrowing base) (the “Excess Availability”) falls below $7.0 million, at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties’ ability to transfer cash from their concentration account. Such cash dominion period (a “Dominion Period”) shall end when Excess Availability shall be equal to or greater than $7.0 million for a period of 60 consecutive days and no event of default is continuing.

Financial Covenants. The ABL Facility contains a springing covenant requiring that the company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any period that (i) an event of default has occurred or (ii) Excess Availability under the ABL Facility falls below $5.25 million. Such compliance period shall end when Excess Availability shall be equal to or greater than $5.25 million for a period of 60 consecutive days and no event of default is continuing.

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

Overall

Interest is charged at a rate (applicable interest rate of 6.84%, and 6.56% and 6.81% as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively) calculated using the Applicable Margin over SOFR based on the borrower's excess availability under the ABL Facility, as defined in the ABL Credit Agreement.

There were $535,000, $275,000, and $535,000 of outstanding letters of credit provided by the ABL Credit Agreement as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively. As of July 28, 2024, the borrower had $465,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under the ABL Credit Agreement as of July 28, 2024, July 30, 2023, or April 28, 2024, respectively.

As of July 28, 2024, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $19.2 million.

Revolving Credit Agreement – China Operations

Denominated in Chinese Yuan Renminbi (“RMB”)

Agricultural Bank of China

Effective on March 20, 2024, we entered into an unsecured credit agreement denominated in RMB, that provides for a line of credit up to 29 million RMB ($4.0 million USD as of July 28, 2024). The 29 million RMB line of credit expires on March 18, 2025.

Interest charged under this agreement is based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.85% as of July 28, 2024).

As of July 28, 2024, the amount outstanding was 29 million RMB ($4.0 million USD). There were no borrowings outstanding under this agreement as of April 28, 2024.

Bank of China

We have an unsecured credit agreement denominated in RMB that provides for a line of credit of up to 35 million RMB ($4.8 million USD as of July 28, 2024). Interest charged under this agreement is based on an interest rate determined by the Chinese government at the time of borrowing. This agreement is set to expire on October 24, 2024. Our borrowing capacity of 35 million RMB is restricted to certain consolidated net sales and consolidated profitability requirements as defined in the agreement. These requirements relate to our total consolidated Culp Inc. entity as a whole. Currently, the company does not meet the consolidated net sales and consolidated profitability conditions required for borrowing under this agreement.

There were no borrowings outstanding under this agreement as of July 28, 2024, July 30, 2023, and April 28, 2024.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 28 , 2024, we were in compliance with our financial covenants.

No interest payments were made during the three-month periods ending July 28, 2024, and July 30, 2023, respectively.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of July 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,823	N/A	N/A	$6,823
Growth Allocation Mutual Funds	756	N/A	N/A	756
S&P 500 Index Fund	212	N/A	N/A	212
Moderate Allocation Mutual Fund	112	N/A	N/A	112
Other	140	N/A	N/A	140

	Fair value measurements as of July 30, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,113	N/A	N/A	$7,113
Growth Allocation Mutual Funds	585	N/A	N/A	585
S&P 500 Index Fund	120	N/A	N/A	120
Moderate Allocation Mutual Fund	52	N/A	N/A	52
Other	125	N/A	N/A	125

	Fair value measurements as of April 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,910	N/A	N/A	$6,910
Growth Allocation Mutual Funds	691	N/A	N/A	691
S&P 500 Index Fund	176	N/A	N/A	176
Moderate Allocation Mutual Fund	46	N/A	N/A	46
Other	182	N/A	N/A	182

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants of our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of July 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $954,000 and $7.1 million were classified as short-term and long-term, respectively. As of July 30, 2023, our investments associated with the Trust totaled $8.0 million, of which $791,000 and $7.2 million were classified as short-term and long-term, respectively. As of April 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $903,000 and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain of $198,000, $76,000, and $118,000 as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

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

Weighted average shares used in the computation of basic and diluted net loss per share were 12,470,000 and 12,332,000 for the three months ending July 28, 2024 and July 30, 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	July 28, 2024	July 30, 2023
Antidilutive effect from decrease in the price per share of our common stock	1	2
Antidilutive effect from net loss incurred during the fiscal quarter	137	166
Total unvested shares of common stock not included in
computation of diluted net loss per share	138	168

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also includes assets held for sale associated with a right of use asset and equipment related to the fiscal 2025 restructuring plan announced on April 29, 2024 (see Note 9 to the consolidated financial statements for further details regarding this restructuring plan). Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	July 28, 2024	July 30, 2023
Net sales by segment:
Mattress fabrics	$28,076	$29,222
Upholstery fabrics	28,461	27,440
Net sales	$56,537	$56,662
Gross (loss) profit:
Mattress fabrics	$(326)	$1,994
Upholstery fabrics	5,518	5,270
Segment gross profit	5,192	7,264
Restructuring related charge (1) (3)	(116)	(179)
Gross profit	$5,076	$7,085
Selling, general, and administrative expenses by segment:
Mattress fabrics	$3,223	$3,393
Upholstery fabrics	3,806	3,941
Unallocated corporate expenses	2,267	2,495
Selling, general, and administrative expenses	$9,296	$9,829
(Loss) income from operations by segment:
Mattress fabrics	$(3,549)	$(1,398)
Upholstery fabrics	1,712	1,328
Unallocated corporate expenses	(2,267)	(2,495)
Total segment loss from operations	$(4,104)	$(2,565)
Restructuring related charge (1) (3)	(116)	(179)
Restructuring expense (2) (4)	(2,631)	(338)
Loss from operations	$(6,851)	$(3,082)
Interest expense	(28)	—
Interest income	262	345
Other (expense) income	(404)	96
Loss before income taxes	$(7,021)	$(2,641)

(1) During the three-month period ending July 28, 2024, gross profit included a restructuring related charge totaling $116,000 for losses on the disposal of obsolete inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada.

(2) During the three-month period ending July 28, 2024, restructuring expense of $2.6 million represents $2.5 million and $132,000, related to the mattress fabrics and upholstery fabrics segments, respectively. The $2.6 million represents (i) $1.9 million related to the gradual discontinuation of operations and the process of selling the manufacturing facility located in Quebec, Canada, which includes $875,000 of additional depreciation related to the shortening of useful lives of equipment, employee termination benefits of $539,000, lease termination costs of $264,000, impairment charges and losses on the disposal of equipment totaling $95,000, and other associated costs of $90,000; (ii) $470,0000 related to the consolidation of two leased facilities at our mattress cover operation located in Ouanaminthe, Haiti, which includes lease termination costs of $406,000, employee termination benefits of $48,000, and other associated costs of $16,000; (iii) $167,000 of other associated costs related to the relocation of certain equipment from the mattress fabrics manufacturing facility located in Quebec, Canada to the U.S. facility located in Stokesdale, N.C; (iv) $132,000 related to reducing costs within our upholstery fabrics segment which includes employee termination benefits of $102,000 and other associated costs from our U.S. and China operations of $30,000.

(3) During the three-month period ending July 30, 2023, gross profit included a restructuring related charge totaling $179,000 for markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits at the company's facility located in Ouanaminthe, Haiti.

(4) During the three-month period ending July 30, 2023, restructuring expense of $338,000 represents an impairment charge of $237,000 related mostly to machinery and equipment and $101,000 of employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits at the company's facility located in Ouanaminthe, Haiti.

Balance sheet information for our operating segments follows:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Segment assets:
Mattress Fabrics:
Accounts receivable	$10,094	$11,058	$10,003
Inventory	25,278	24,579	27,671
Property, plant and equipment (5)	28,844	32,792	31,472
Right of use assets (6)	568	2,139	1,627
Assets held for sale	607	—	—
Total mattress fabrics assets	65,391	70,568	70,773
Upholstery Fabrics:
Accounts receivable	11,493	11,554	11,135
Inventory	16,390	19,238	17,172
Property, plant and equipment (7)	1,098	1,491	1,125
Right of use assets (8)	1,478	2,237	1,952
Total upholstery fabrics assets	30,459	34,520	31,384
Total segment assets	95,850	105,088	102,157
Non-segment assets:
Cash and cash equivalents	13,472	16,812	10,012
Short-term investments - rabbi trust	954	791	903
Short-term note receivable	268	252	264
Current income taxes receivable	532	202	350
Other current assets	3,590	3,578	3,371
Long-term note receivable	1,394	1,661	1,462
Deferred income taxes	528	476	518
Property, plant and equipment (9)	534	646	585
Right of use assets (10)	2,437	3,090	2,624
Intangible assets	1,782	2,158	1,876
Long-term investments - rabbi trust	7,089	7,204	7,102
Other assets	709	944	830
Total assets	$129,139	$142,902	$132,054

(5)
The $28.8 million as of July 28, 2024, represents property, plant, and equipment of $20.9 million, $7.4 million, and $511,000 located in the U.S., Canada, and Haiti, respectively. The $32.8 million as of July 30, 2023, represents property, plant, and equipment of $22.1 million, $10.1 million, and $594,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.
(6)
The $568,000 as of July 28, 2024, represents right of use assets of $350,000 and $218,000 located in Haiti and Canada, respectively. The $2.1 million as of July 30, 2023, represents right of use assets of $1.4 million and $720,000 located in Haiti, and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.
(7)
The $1.1 million as of July 28, 2024, represents property, plant, and equipment of $990,000 and $108,000 located in the U.S., and China, respectively. The $1.5 million as of July 30, 2023, represents property, plant, and equipment of $1.0 million, $327,000, and $159,000 located in the U.S., Haiti, and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S., and China, respectively.
(8)
The $1.5 million as of July 28, 2024, represents right of use assets of $1.1 million and $393,000 located in the U.S., and China, respectively. The $2.2 million as of July 30, 2023, represents right of use assets of $1.2 million and $977,000 located in China and the U.S., respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in China and the U.S., respectively.
(9)
The $534,000, $646,000, and $585,000 as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively, represents property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.

(10)
The $2.4 million, $3.1 million, and $2.6 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Three months ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Capital expenditures (11):
Mattress Fabrics	$134	$523
Upholstery Fabrics	68	158
Unallocated Corporate	12	33
Total capital expenditures	$214	$714
Depreciation expense:
Mattress Fabrics (12)	$2,297	$1,455
Upholstery Fabrics	159	180
Total depreciation expense	$2,456	$1,635
(11)
Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.
(12)
During the three-month period ending July 28, 2024, depreciation expense for the mattress fabrics segment included additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuation of operations regarding our manufacturing facility located in Quebec, Canada. The amount of additional depreciation expense was $875,000 and was classified as restructuring expense.

14. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $240,000, or (3.4%) of loss before income taxes, for the three-month period ending July 28, 2024, compared with income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ending July 30, 2023.

Our effective income tax rates for the three-month periods ended July 28, 2024, and July 30, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended July 28, 2024, and July 30, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 28, 2024, and July 30, 2023:

	July 28,	July 30,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(23.5)	(34.1)
Withholding taxes associated with foreign jurisdictions	(1.0)	(9.7)
Foreign income tax rate differential	0.7	(6.0)
Stock-based compensation	(0.9)	—
Tax effects of local currency foreign exchange gains	(0.4)	2.3
Uncertain income tax positions	1.2	(0.1)
Other	(0.5)	0.1
	(3.4)%	(26.5)%

Our consolidated effective income tax rates during the first quarter of fiscal 2025 and the first quarter of fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first quarters of fiscal 2025 and 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, as our $(7.0) million U.S. pre-tax loss incurred during the first quarter of fiscal 2025 was significantly greater than the $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024.

During the first quarter of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(7.0) million, compared with $(2.6) million during the first quarter of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2025.

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

As of July 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 28, 2024, July 30, 2023, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
U.S. federal and state net deferred income tax assets	$21,326	$17,246	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$23,656	$19,576	$22,004

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of July 28, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of July 28, 2024, July 30, 2023, and April 28, 2024, we recorded a deferred income tax liability of $4.9 million, $4.4 million, and $4.8 million, respectively.

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

As of July 28, 2024, July 30, 2023, and April 28, 2024 we had a $1.3 million, $1.2 million, and $1.3 million total of gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized tax benefits would favorably affect income tax expense in future periods by $1.3 million, $1.2 million, and $1.3 million, as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

Our gross unrecognized income tax benefit of $1.3 million as of July 28, 2024, relates to income tax positions for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Three Months	Three Months
	Ended	Ended
	July 28,	July 30,
(dollars in thousands)	2024	2023
China Income Taxes, Net of Refunds	561	915
Canada - Income Taxes, Net of Refunds	—	197
	$561	$1,112

15. Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. Effective September 27, 2023, our shareholders approved an amendment and restatement of the 2015 Plan (the "Amended and Restated Plan"). The Amended and Restated Plan authorizes the issuance of an additional 960,000 shares of common stock in addition to the shares of common stock still available for the issuance of the 2015 Plan. The Amended and Restated Plan also removed certain sub-limits that previously applied with respect to specific types of awards that may be issued under the plan

As of July 28, 2024, there were 1,016,425 shares available for future equity-based grants under the 2015 Plan.

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

There were no performance-based restricted stock units issued to senior executives during the first quarter of fiscal 2025 or the first quarter of fiscal 2024.

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

There were no performance-based restricted stock units issued to key employees in the first quarter of fiscal 2025 or the first quarter of fiscal 2024.

Overall

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives and key employees that were unvested as of July 28, 2024:

	(2)	(3)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
January 8, 2024 (1)	24,597	9,190	$6.23	(4)	31 months
September 28, 2023 (1)	202,900	—	$6.43	(5)	34 months
August 10, 2022 (1)	146,048	—	$5.77	(6)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(3)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of July 28, 2024.

(4)
Price per share represents the fair market value per share ($1.11 per $1, or an increase of $0.62 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($5.61) for the performance-based component of the performance-based restricted stock units granted to a senior executive on January 8, 2024.
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

There were no performance-based restricted stock units that vested during the three-month periods ended July 28, 2024 and July 30, 2023, respectively.

We recorded compensation expense of $6,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the three-month period ended July 28, 2024. No compensation expense was recorded during the three-month period ended July 30, 2023, associated with the performance-based restrictive stock units. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of July 28, 2024, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $44,000, which is expected to be recognized over a weighted average vesting period of 2.0 years. As of July 28, 2024, performance-based restricted stock units that are expected to vest had a fair value $46,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives and key employees that were unvested as of July 28, 2024:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
January 8, 2024 (2)	14,758	$5.61	31 months
September 28, 2023 (2)	100,068	$5.59	34 months
September 28, 2023 (3)	59,928	$5.59	1 year
September 6, 2022 (2)	25,114	$4.58	2 to 3 years
August 10, 2022 (2)	64,753	$5.06	3 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units award to outside directors.

During the three-month period ending July 28, 2024, time-based restricted stock units totaling 30,835, vested at a fair value of $157,000, or $5.10 per share. There were no time-based restricted stock units that vested during the three-month period ending July 30, 2023.

We recorded compensation expense of $170,000 and $238,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month period ended July 28, 2024, and July 30, 2023, respectively.

As of July 28, 2024, the remaining unrecognized compensation expense related to our time-based restricted stock units was $638,000, which is expected to be recognized over a weighted average vesting period of 1.6 years. As of July 28, 2024, the time-based restricted stock units that are expected to vest had a fair value totaling $1.4 million.

Immediately Vested Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 of compensation expense within selling, general, and administrative expenses for common stock awards that immediately vested to our outside directors for the three-month periods ended July 30, 2023.

16. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to seven years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of July 28, 2024, July 30, 2023, and April 28, 2024, are as follows:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Right of use assets	$4,483	$7,466	$6,203
Operating lease liability - current	1,565	2,558	2,061
Operating lease liability – noncurrent	2,219	2,994	2,422

Supplemental Cash Flow Information

	Three Months Ended	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Operating lease liability payments	$592	$656
Right of use assets exchanged for lease liabilities	—	—

Operating lease expense for the three-month periods ended July 28, 2024, and July 30, 2023, was $791,000 and $774,000, respectively. Short-term lease and variable lease expenses were immaterial for the three-month periods ended July 28, 2024, and July 30, 2023.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2025, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2025	1,390
2026	942
2027	608
2028	225
2029	227
Thereafter	577
$3,969
Less: interest	(185)
Present value of lease liabilities	$3,784

As of July 28, 2024, the weighted average remaining lease term and discount rate for our operating leases follows:

July 28, 2024
Weighted average lease term (in years)	3.99
Weighted average discount rate	3.49%

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

Accounts Payable – Capital Expenditures

As of July 28, 2024, July 30, 2023, and April 28, 2024, we had amounts due regarding capital expenditures totaling $56,000, $257,000, and $343,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of July 28, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $275,000.

18. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of July 28, 2024, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 28, 2024, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the three-month periods ending July 28, 2024, and July 30, 2023, respectively.

As of July 28, 2024, $3.2 million is available for additional repurchases of our common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring actions, production levels, new product launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, restructuring and restructuring-related charges, expenses, and/or credits, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the recent coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to successfully restructure our mattress fabric operations and return the segment to profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this report as anticipated, believed, estimated, expected, intended, planned or projected. The forward-looking statements included in this report are made only as of the date of of this report. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations or financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The three months ended July 28, 2024, and July 30, 2023, both represent 13-week periods.

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

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location. See Note 9 of the consolidated financial statements for further details regarding our restructuring activities.

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

Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, Tennessee, and Burlington, North Carolina (within an existing upholstery fabrics facility), provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Results of Operations

	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023	Change
Net sales	$56,537	$56,662	(0.2)%
Gross profit	5,076	7,085	(28.4)%
Gross margin	9.0%	12.5%	(350)bp
Selling, general, and administrative expenses	9,296	9,829	(5.4)%
Restructuring expense	2,631	338	678.4%
Loss from operations	(6,851)	(3,082)	122.3%
Operating margin	(12.1)%	(5.4)%	(670)bp
Loss before income taxes	(7,021)	(2,641)	165.8%
Income tax expense	240	701	(65.8)%
Net loss	(7,261)	(3,342)	117.3%

Net Sales

Overall, our consolidated net sales for the first quarter of fiscal 2025 were flat compared with the same period a year ago, with mattress fabrics sales decreasing 3.9% and upholstery fabrics sales increasing 3.7%.

The decrease in net sales for our mattress fabrics segment, as compared to the prior-year period, reflects reduced demand as a result of weakness in the domestic mattress industry. The increase in net sales for our upholstery fabrics segment reflects improved demand for our residential and hospitality/commercial upholstery fabric products as compared to the prior-year period.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the first quarter of fiscal 2025 was $(7.0) million, compared with loss before income taxes of $(2.6) million for the prior-year period.

Operating performance for the first quarter of fiscal 2025, as compared to the prior-year period, was negatively affected by manufacturing inefficiencies primarily related to the significant restructuring activity underway in the mattress fabrics segment, along with $2.7 million in restructuring and restructuring-related charges during the period (compared with $517,000 in restructuring and restructuring-related charges during the prior-year period). These factors were partially offset by improved operating performance from our upholstery fabrics segment, as well as lower SG&A expenses.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $240,000, or (3.4%) of loss before income taxes, for the three-month period ended July 28, 2024, compared with income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ended July 30, 2023.

Our consolidated effective income tax rates during the first quarter of fiscal 2025 and fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first quarters of fiscal 2025 and fiscal 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first quarter of fiscal 2025 as compared with the first quarter of fiscal 2024, as our $(7.0) million U.S. pre-tax loss incurred during the first quarter of fiscal 2025 was significantly greater than the $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024.

During the first quarter of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(7.0) million, compared with $(2.6) million during the first quarter of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2025.

Refer to Note 14 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of July 28, 2024, our cash and cash equivalents (collectively, “cash”) totaled $13.5 million, an increase of $3.5 million compared with cash of $10.0 million as of April 28, 2024. This increase was mostly due to $4.0 million in cash proceeds from borrowings on our line of credit associated with our operations located in China, partially offset by capital expenditures totaling $501,000.

Our net cash used in operating activities was $206,000 during the first quarter of fiscal 2025, a decrease of $4.2 million compared with net cash used in operating activities of $4.4 million during the first quarter of fiscal 2024. This trend mostly reflects (i) a decrease in accounts payable and accrued expenses during the first quarter of fiscal 2024 due to a decline in net sales for the first quarter of fiscal 2024 as compared with the first quarter of fiscal 2023, which decline did not recur during the first quarter of fiscal 2025 as compared with the first quarter of fiscal 2024; (ii) a decrease in inventory due to improved inventory management for both the mattress fabrics and upholstery fabrics segments and due to the gradual wind down of operations at the company's manufacturing facility in Quebec, Canada, as described below in the section below titled “—Segment Analysis — Mattress Fabrics Segment — Restructuring Activities” of this Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ; and (iii) a decrease in accounts receivable during the first quarter of fiscal 2024 due to a decline in net sales during the first quarter of fiscal 2024 as compared with the first quarter of fiscal 2023, which decline did not recur during the first quarter of fiscal 2025 as compared with the first quarter of fiscal 2024.

As of July 28, 2024, we had outstanding borrowings totaling $4.0 million under a line of credit agreement associated with our operations located in China.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023	Change
Net sales	$28,076	$29,222	(3.9)%
Gross (loss) profit	(326)	1,994	(116.3)%
Gross profit margin	(1.2)%	6.8%	(800)bp
Selling, general, and administrative expenses	3,223	3,393	(5.0)%
Restructuring expense	2,499	—	100.0%
Loss from operations	(3,549)	(1,398)	153.9%
Operating margin	(12.6)%	(4.8)%	(780)bp

Net Sales

Mattress fabrics sales decreased 3.9% during the first quarter of fiscal 2025 compared to the prior-year period.

This decrease in net sales for our mattress fabrics segment reflects reduced demand due to weakness in the domestic mattress industry, driven by a challenging macroeconomic environment that has affected consumer discretionary spending and housing markets.

Based on demand trends and ongoing macroeconomic challenges, we took aggressive action during the first quarter of fiscal 2025 to bring our manufacturing costs and capacity in line with current and expected demand. We announced a major restructuring plan primarily focused on the mattress fabrics segment early in the quarter, and we are making steady progress on the execution of this restructuring plan, which is expected to be mostly completed by the end of this calendar year. See “—Restructuring Activities” below for further details.

Looking ahead, we are diligently focused on winning new placements to increase revenue and margins. However, with no ascertainable catalysts that might be expected to drive recovery in the near term, we expect the current macroeconomic environment will continue to pressure consumer spending and housing market trends (and our net sales) for some time. In the face of these macro headwinds, we are working to manage the aspects of our business we can control, including the execution of our restructuring plan. We believe the strategic actions we are taking will position us for profitable growth opportunities, but greater macro-industry and end-consumer support will be needed to drive recovery in the mattress industry and support our future sales growth. Additionally, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East remain unknown and depend on factors beyond our knowledge or control. These situations could cause disruption to global markets that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

Loss from operations was $3.5 million for the first quarter of fiscal 2025, compared to loss from operations of $1.4 million for the first quarter of fiscal 2024.

Operating performance for the first quarter of fiscal 2025, as compared to the prior-year period, was pressured by lower sales volumes and manufacturing inefficiencies primarily related to our significant restructuring initiatives to gradually wind down our Canadian operation and move certain knitting equipment to our Stokesdale, North Carolina, manufacturing facility. These factors were partially offset by lower SG&A expense for the quarter.

We expect manufacturing inefficiencies related our restructuring initiatives, as well as ongoing industry softness affecting sales volumes, will affect profitability through at least the second quarter of fiscal 2025, as we work to implement our restructuring plan to align capacity with current and expected demand. However, we expect these restructuring initiatives, once fully implemented, will enable the mattress fabrics segment to grow more efficiently and profitably with a lower level of fixed costs, even at currently depressed sales levels. See “—Restructuring Activities” below for further details. Importantly, these strategic steps do not limit our ability to grow the mattress fabrics business, but instead allow us to better optimize our global mix of manufacturing capabilities and long-term sourcing partners. We will also consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

Restructuring Activities

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's two leased facilities related to the sewn mattress cover operation into one facility located in Ouanaminthe, Haiti, and reduce other operating expenses at this location.

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada, will be completed by December 31, 2024. The consolidation activity associated with the sewn mattress cover operation located in Haiti was completed during the first quarter of fiscal 2025. These actions are expected to result in restructuring and restructuring related charges of approximately $5.0 million during fiscal 2025, of which approximately $2.9 million is expected to be cash expenditures.

The $5.0 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) other associated costs of $1.7 million mostly related to relocating equipment from our facility in Quebec, Canada, to our facility in Stokesdale, North Carolina; (ii) additional depreciation expense of $1.4 million related to the shortening of useful lives of equipment resulting from the gradual discontinuation of our Canadian operations; (iii) employee termination benefits of $1.2 million; (iv) lease termination costs of $531,000; (v) writedowns and other inventory related adjustments of $116,000; and (vi) impairment charges and losses on the disposal of equipment totaling $95,000. These restructuring and restructuring related charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred. Based on management's internal analysis we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of restructuring charges incurred.

Based on changes in business and current industry economic conditions, it is possible that the above estimates provided by management to determine restructuring and restructuring related charges incurred during fiscal 2025, and proceeds generated from the sale of the manufacturing facility located in Quebec, Canada, could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

The following summarizes the restructuring and restructuring related charges for the mattress fabrics segment for the three-month period ending July 28, 2024:

Three Months Ended
(dollars in thousands)	July 28, 2024
Additional depreciation expense for shortened useful lives of equipment	$875
Employee termination benefits	587
Lease termination costs	670
Other Associated Costs	272
Loss on disposal and markdowns of inventory	116
Impairment and loss on disposal of equipment	95
Restructuring expense and restructuring related charges (1)	$2,615

(1) Of the total $2.6 million restructuring and restructuring related charges, $2.5 million and $116,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending July 28, 2024.

Refer to Note 9 of the the consolidated financial statements for further details.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Accounts receivable	$10,094	$11,058	$10,003
Inventory	25,278	24,579	27,671
Property, plant & equipment	28,844	32,792	31,472
Right of use assets	568	2,139	1,627
Assets held for sale	607	—	—
	$65,391	$70,568	$70,773

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 28, 2024, accounts receivable decreased by $964,000, or 8.7%, compared with July 30, 2023. This reflects the decrease in net sales noted above and faster cash collections from a significant customer who utilized more cash discounts during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024. Accordingly, days’ sales outstanding decreased to 33 days for the first quarter of fiscal 2025, as compared to 34 days for the first quarter of fiscal 2024.

As of July 28, 2024, accounts receivable remained flat compared with April 28, 2024. This primarily reflects an increase in net sales for the first quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024, offset by faster cash collections, as we experienced faster cash collections from a significant customer who utilized more cash discounts during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024. Net sales for the first quarter of fiscal 2025 were $28.1 million, an increase of 9.0% compared with net sales of $25.8 million during the fourth quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 33 days for the first quarter of fiscal 2025, as compared to 35 days for the fourth quarter of fiscal 2024.

Inventory

As of July 28, 2024, inventory modestly increased by $699,000, or 2.8%, compared with July 30, 2023. In connection with the restructuring activity described above in “—Restructuring Activities,” this trend represents an increase in finished goods inventory to accommodate customers while the weaving operation is transitioned to a strategic sourcing model and knitting and finishing capacity is relocated from the manufacturing facility in Quebec, Canada, to our facility in Stokesdale, North Carolina. This increase in finished goods inventory was partially offset by lower raw material purchases related to the gradual discontinuation of operations of the company's manufacturing facility located in Quebec, Canada, as described above in “—Restructuring Activities,” and also by the decrease in net sales described above.

As of July 28, 2024, inventory decreased by $2.4 million, or 8.6%, compared with April 28, 2024. This decrease stems from the gradual discontinuation of operations of the company's manufacturing facility located in Quebec, Canada, as described above in

“—Restructuring Activities,” and from improved inventory management during the first quarter of fiscal 2025 as compared with the fourth quarter of fiscal 2024, taking into account current and expected future demand trends.

Inventory turns were 4.3 for the first quarter of fiscal 2025, as compared with 4.4 for the first quarter of fiscal 2024 and 3.6 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

During fiscal 2024 and continuing through the first quarter of fiscal 2025, property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macro-economic conditions within the home furnishings and bedding industries, as well as the actions taken as described above in “—Restructuring Activities.”

The $28.8 million as of July 28, 2024, represents property, plant, and equipment of $20.9 million, $7.4 million, and $511,000 located in the U.S., Canada, and Haiti, respectively. The $32.8 million as of July 30, 2023, represents property, plant, and equipment of $22.1 million, $10.1 million, and $594,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

During fiscal 2024 and continuing through the first quarter of fiscal 2025, right of use assets have steadily decreased due to rent expense incurred over the terms of the existing lease agreements. In addition, in connection with the restructuring activity described above in “—Restructuring Activities,” right of use assets (i) decreased due to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and (ii) shortened the period of use associated with two leased facilities located in Quebec, Canada.

The $568,000 as of July 28, 2024, represents right of use assets of $350,000 and $218,000 located in Haiti and Canada, respectively. The $2.1 million as of July 30, 2023, represents right of use assets of $1.4 million and $720,000 located in Haiti, and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.

Assets Held for Sale

As of July 28, 2024, and in connection with actions described above in “—Restructuring Activities,” we classified certain equipment located at our mattress fabric facility in Quebec, Canada, totaling $357,000 and a right of use asset of $250,000 located at our sewn mattress cover facility located in Ouanaminthe, Haiti, as held for sale. Refer to Note 9 of the the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	July 28, 2024		July 30, 2023		% Change
Non-U.S. Produced	$25,337	89%	$24,633	90%	2.9%
U.S. Produced	3,124	11%	2,807	10%	11.3%
Total	$28,461	100%	$27,440	100%	3.7%

Upholstery fabrics sales increased 3.7% in the first quarter of fiscal 2025 compared to the prior-year period.

This increase in net sales for our upholstery fabrics segment reflects improved demand for our residential upholstery fabrics business and our hospitality/commercial business as compared to the prior-year period, although overall industry weakness continues to affect the residential home furnishings industry.

Looking ahead, we expect the soft industry demand backdrop for residential home furnishings may affect our residential business for some period of time. Despite this challenge, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, supported by our flexible Asian platform and our long-term supplier relationships. We also believe overall demand remains solid for our hospitality/commercial business.

Notably, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in these situations, including shipping disruptions related to wars in the Middle East, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Income from Operations

	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023	Change
Gross profit	5,518	5,270	4.7%
Gross margin	19.4%	19.2%	20bp
Selling, general, and administrative expenses	3,806	3,941	(3.4)%
Restructuring expense	132	338	(60.9)%
Income from operations	1,712	1,328	28.9%
Operating margin	6.0%	4.8%	120bp

Income from operations was $1.7 million for the first quarter of fiscal 2025, compared to income from operations of $1.3 million for the first quarter of fiscal 2024.

The increase in upholstery fabrics profitability for the first quarter of fiscal 2025, as compared to the prior-year period, primarily reflects higher sales, lower fixed costs, and lower SG&A expense, offset somewhat by higher freight costs during the period.

Based on market dynamics, we took action during the fourth quarter of fiscal 2024 to restructure our upholstery fabrics finishing operation in China to align with current demand and further leverage our strategic supply relationships. We completed this restructuring initiative during the first quarter of fiscal 2025 (see “—Restructuring Activities—Shanghai, China—Upholstery Fabrics Finishing Operation” below). We believe this move will allow us to reduce our operating costs while maintaining our ability to support our customers.

Looking ahead, the residential home furnishings industry remains under pressure due to shifting consumer spending trends, inflation, reduced home sales, and other macroeconomic conditions affecting discretionary consumer spending. As a result, we expect lower sales volumes in our residential business may affect our profitability until market conditions improve. However, for fiscal 2025, we expect to benefit from continued solid demand in our hospitality/commercial fabrics business; improvement in our Read business; and fixed cost savings from our strategic decision to rationalize our upholstery fabric finishing operation in China and further leverage our long-term supply relationships. We will also continue our ongoing cost reduction efforts and will consider further adjustments to rationalize our operations as necessary to align with current demand levels, while maintaining our ability to service our customers.

Restructuring Activities

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we rationalized our upholstery fabrics finishing operation in Shanghai, China, to align with current demand trends and further leverage our strategic supply relationships to meet customer finishing needs. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in cumulative restructuring and restructuring related charges totaling $218,000.

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

During the third quarter of fiscal 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with a facility, and in turn moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirectly wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sew kits in Haiti. This restructuring activity was completed during the third quarter of fiscal 2024 and resulted in a cumulative restructuring and restructuring related charges of $1.3 million.

The following summarizes our restructuring expense and restructuring related charges for all restructuring activities for the upholstery fabrics segment for the three- months ending July 28, 2024, and July 30, 2023:

	(1)	(2)
	Three Months Ended	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023
Employee termination benefits	$102	$101
Impairment loss and disposal of equipment	—	237
Loss on disposal and markdowns of inventory	—	179
Other associated costs	30	—
Restructuring expense and restructuring related charges (3) (4)	$132	$517

(1) Of the $132,000 total, $118,000 affected our U.S. upholstery fabrics operations and related to cost reductions under the Fiscal 2025 Restructuring Plan, which is described in Note 9 of the consolidated financial statements. In addition, the $132,000 includes $14,000 related to the rationalization of our upholstery fabrics finishing operation located in Shanghai, China, as described above.

(2) The total $517,000 related to the closure of our upholstery cut and sewn kits operation located in Ouanaminthe, Haiti, as described above.

(3) The total $132,000 was recorded within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ending July 28, 2024.

(4) Of the $517,000 total, $338,000 and $179,000 was recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending July 30, 2023.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
Accounts receivable	$11,493	$11,554	$11,135
Inventory	16,390	19,238	17,172
Property, plant & equipment	1,098	1,491	1,125
Right of use assets	1,478	2,237	1,952
	$30,459	$34,520	$31,384

Refer to Note 13 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of July 28, 2024, accounts receivable remained flat as compared with July 30, 2023. This reflects a 3.7% increase in net sales for the first quarter of fiscal 2025, as compared with the prior-year period, offset by faster cash collections from a significant customer who utilized more cash discounts during the first quarter of fiscal 2025, as compared with the prior-year period. As a result, days’ sales outstanding for this segment decreased to 32 days for the first quarter of fiscal 2025, compared with 35 days for the first quarter of fiscal 2024.

As of July 28, 2024, accounts receivable remained flat compared with April 28, 2024. This reflects a significant increase in net sales during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. Net sales for the first quarter of fiscal 2025 were $28.5 million, an increase of $4.7 million, or 19.7%, compared with net sales of $23.8 million for the fourth quarter of fiscal 2024. However, this increase was offset by faster cash collections from a significant customers during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. As a result, days’ sales outstanding for this segment decreased to 32 days for the first quarter of fiscal 2025, compared with 37 days for the fourth quarter of fiscal 2024.

Inventory

As of July 28, 2024, inventory decreased by $2.8 million, or 14.8%, compared with July 30, 2023. Although this segment's net sales increased during the first quarter of fiscal 2025, as compared with the prior-year period (as described above), this decrease in inventory reflects management's ability to maintain an appropriate level of inventory, taking into account current and expected future demand trends and any changes in our global supply chain.

As of July 28, 2024, inventory decreased by $782,000, or 4.6%, compared with April 28, 2024. Although this segment's net sales significantly increased during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024, this decrease in inventory reflects management's ability to maintain an appropriate level of inventory, taking into account current and expected future demand trends and any changes in our global supply chain. Net sales for the first quarter of fiscal 2025 were $28.5 million, an increase of $4.7 million, or 19.7%, compared with net sales of $23.8 million for the fourth quarter of fiscal 2024.

Inventory turns were 5.3 for the first quarter of fiscal 2025, compared with 4.4 for the first quarter of fiscal 2024 and 4.4 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

As of July 28, 2024, property, plant, and equipment steadily decreased compared with July 30, 2023, and April 28, 2024, due to a reduction in capital spending as a result of current unfavorable macro-economic conditions within the home furnishings industry.

The $1.1 million as of July 28, 2024, represents property, plant, and equipment of $990,000 and $108,000 located in the U.S., and China, respectively. The $1.5 million as of July 30, 2023, represents property, plant, and equipment of $1.0 million, $327,000, and $159,000 located in the U.S., Haiti, and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S., and China, respectively.

Right of Use Assets

As of July 28, 2024, right of use assets steadily decreased compared with July 30, 2023, and April 28, 2024. This decrease mostly resulted from rent expense incurred over the terms of the existing respective lease agreements and the termination of our agreement to lease a building associated with our upholstery fabrics finishing operation located in Shanghai, China.

The $1.5 million as of July 28, 2024, represents right of use assets of $1.1 million and $393,000 located in the U.S., and China, respectively. The $2.2 million as of July 30, 2023, represents right of use assets of $1.2 million and $977,000 located in China and the U.S., respectively. The $2.0 million as of April 28, 2023, represents right of use assets of $1.3 million and $709,000 located in China and the U.S., respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	July 28, 2024	July 30, 2023	% Change
SG&A expenses	$9,296	$9,829	(5.4)%
Interest income	262	345	(24.1)%
Other expense (income)	(404)	96	(520.8)%

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024, relates to a variety of items including: (i) lower stock-based compensation expense reflecting less favorable financial results in relation to pre-established targets; (ii) lower professional and consulting fees; and (iii) a decrease in customer samples expense.

Interest Income

The decrease in interest income is due to a lower average cash balance during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024.

Other (Expense) Income

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The change in other expense during the first quarter of fiscal 2025, as compared with other income during the first quarter of fiscal 2024, is due mostly to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we reported a foreign currency exchange loss associated with our operations located in China totaling $46,000 compared with a foreign currency exchange gain of $451,000 during the first quarter of fiscal 2024.

The $46,000 foreign currency exchange loss related to our operations in China was mostly non-cash and was partially offset by $(37,000) of income tax benefit, which will decrease our income tax payments and withholding tax payments associated with future earnings and profits repatriated from our operations located in China to the company's U.S. parent. The income tax benefit of $(37,000) was associated with taxable foreign currency exchange losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains (losses) related to our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income or tax deductible, as we incur income tax expense (benefit) and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $240,000, or (3.4%) of loss before income taxes, for the three-month period ending July 28, 2024, compared with income tax expense of $701,000, or (26.5%) of loss before income taxes, for the three-month period ending July 30, 2023.

Our effective income tax rates for the three-month periods ended July 28, 2024, and July 30, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended July 28, 2024, and July 30, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ending July 28, 2024, and July 30, 2023:

	July 28,	July 30,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(23.5)	(34.1)
Withholding taxes associated with foreign jurisdictions	(1.0)	(9.7)
Foreign income tax rate differential	0.7	(6.0)
Stock-based compensation	(0.9)	—
Tax effects of local currency foreign exchange gains	(0.4)	2.3
Uncertain income tax positions	1.2	(0.1)
Other	(0.5)	0.1
	(3.4)%	(26.5)%

Our consolidated effective income tax rates during the first quarter of fiscal 2025 and the first quarter of fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first quarters of fiscal 2025 and 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to the full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was greater during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, as our $(7.0) million U.S. pre-tax loss incurred during the first quarter of fiscal 2025 was significantly greater than the $(3.3) million U.S. pre-tax loss incurred during the first quarter of fiscal 2024.

During the first quarter of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(7.0) million, compared with $(2.6) million during the first quarter of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2025.

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

As of July 28, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of July 28, 2024, July 30, 2023, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	July 28, 2024	July 30, 2023	April 28, 2024
U.S. federal and state net deferred income tax assets	$21,326	$17,246	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$23,656	$19,576	$22,004

Undistributed Earnings

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our recorded deferred income tax liability balances associated with undistributed earnings from our foreign subsidiaries as of July 28, 2024, July 30, 2023, and April 30, 2023, respectively.

Uncertain Income Tax Positions

Refer to Note 14 of the consolidated financial statements for disclosures regarding our assessments of our uncertain income tax positions as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction for the three months ending July 28, 2024, and July 30, 2023, respectively:

	Three Months	Three Months
	Ended	Ended
	July 28,	July 30,
(dollars in thousands)	2024	2023
China Income Taxes, Net of Refunds	561	915
Canada - Income Taxes, Net of Refunds	—	197
	$561	$1,112

Future Liquidity

Based on the restructuring plan approved by our board of directors on April 29, 2024, the timing and success of the closure of our Canadian operation, along with the sale of associated real estate (the timing and amount of which sales price is currently undetermined), could have a significant effect on (i) the amount and timing of when and if fiscal 2024 income tax payments will be required; (ii) the amount and timing of withholding tax payments to the Canadian government associated with the repatriation of earnings and profits to the U.S. parent; and (iii) the respective tax rates that will be applied on the sale of real estate and equipment. Accordingly, we believe we cannot provide a reasonable estimate of our fiscal 2025 income tax payments associated with our Canadian operation at this time.

Currently, we are projecting annual cash income tax payments of approximately $2.0 million associated with our operations located in China. This estimate is management's current projection only and can be affected by actual earnings versus annual projections, changes in the foreign exchange rates in relation to the U.S. dollar, and the timing of when we will repatriate earnings and profits from China to our U.S. parent.

Currently, we do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2025 due to (i) the accelerated expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards totaling $69.6 million as of April 28, 2024. As of July 28, 2024, we will be required to pay annual U.S. federal transition tax payments, in accordance with the 2017 Tax Cuts and Jobs Act, as follows: FY 2025 - $665,000; and FY 2026 - $831,000. The annual U.S. federal transition tax payment of $665,000 was paid during the second quarter of fiscal 2025.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of July 28, 2024, we believe our cash of $13.5 million and the current availability under our revolving credit lines totaling $19.2 million will be sufficient to fund our foreseeable business needs, capital expenditures, commitments, and contractual obligations. Refer to Note 10 of the consolidated financial statements for further information regarding our revolving credit lines.

As of July 28, 2024, our cash totaled $13.5 million, an increase of $3.5 million compared with cash of $10.0 million as of April 28, 2024. This increase was mostly due $4.0 million in cash proceeds from borrowings on our line of credit associated with our operations located in China, partially offset by capital expenditures totaling $501,000.

Our net cash used in operating activities was $206,000 during the first quarter of fiscal 2025, a decrease of $4.2 million compared with net cash used in operating activities of $4.4 million during the first quarter of fiscal 2024. This trend mostly reflects (i) a decrease in accounts payable and accrued expenses during the first quarter of fiscal 2024 due to a decline in net sales for the first quarter of fiscal 2024 as compared with the first quarter of fiscal 2023, which decline did not recur during the first quarter of fiscal 2025 as compared with the first quarter of fiscal 2024; (ii) a decrease in inventory due to improved inventory management for both the mattress fabrics and upholstery fabrics segments and due to the gradual wind down of operations at the company's manufacturing facility in Quebec, Canada, as described above in the section titled “—Segment Analysis — Mattress Fabrics Segment — Restructuring Activities” of this Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION; and (iii) a decrease in accounts receivable during the first quarter of fiscal 2024 due to a decline in net sales during the first quarter of fiscal 2024 as compared with the first quarter of fiscal 2023, which decline did not recur during the first quarter of fiscal 2025 as compared with the first quarter of fiscal 2024.

As of July 28, 2024, we had outstanding borrowings totaling $4.0 million under a line of credit agreement associated with our operations located in China. Refer to Note 10 of the consolidated financial statements for further information regarding our revolving this line of credit.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” of this Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further detail.

Our cash balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends affecting net sales, (ii) supply chain disruptions, (iii) higher interest rates and inflation, (iv) world events (including wars in Ukraine and Middle East), and (v) the continuing uncertainty associated with COVID-19. These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	July 28,	July 30,	April 28,
(dollars in thousands)	2024	2023	2024
United States	$2,472	$6,899	$2,912
China	10,462	8,902	6,554
Canada	326	828	371
Haiti	141	174	86
Vietnam	62	—	81
Cayman Islands	9	9	8
	$13,472	$16,812	$10,012

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

We did not repurchase any shares of common stock during the three-month periods ending July 28, 2024, and July 30, 2023, respectively.

As of July 28, 2024, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first quarter of fiscal 2025, fiscal 2024, and fiscal 2023.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $35.1 million as of July 28, 2024, compared with $38.7 million as of July 30, 2023, and $38.5 million as of April 28, 2024. Operating working capital turnover was 5.9 during the first quarter of fiscal 2025, compared with 5.0 during the first quarter of fiscal 2024 and 5.8 during the fourth quarter of fiscal 2024.

Accounts Receivable

Accounts receivable was $21.6 million as of July 28, 2024, a decrease of $1.0 million, or 4.5%, compared with $22.6 million as of July 30, 2023. This decrease was due to faster cash collections from significant customers in both our mattress fabrics and upholstery fabrics segments who utilized more cash discounts during the first quarter of fiscal 2025, as compared with the first quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 32 days for the first quarter of fiscal 2025, compared with 35 days for the first quarter of fiscal 2024.

Accounts receivable was $21.6 million as of July 28, 2024,and remained flat as compared with $21.1 million as of April 28, 2024. This reflects an increase in net sales during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. Net sales for the first quarter of fiscal 2025 were $56.5 million, an increase of $7.0 million, or 14.2%, compared with net sales of $49.5 million for the fourth quarter of fiscal 2024. However, this increase was offset by faster cash collections from significant customers in both our mattress fabrics and upholstery fabrics segments who utilized more cash discounts during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 32 days for the first quarter of fiscal 2025, compared with 36 days for the fourth quarter of fiscal 2024.

Inventory

Inventory was $41.7 million as of July 28, 2024, a decrease of $2.1 million, or 4.9%, compared with $43.8 million as of July 30, 2023. This decrease in inventory mostly pertains to our upholstery fabrics segment and reflects management's ability to maintain an appropriate level of inventory, taking into account current and expected future demand trends and any changes in our global supply chain.

Inventory was $41.7 million as of July 28, 2024, a decrease of $3.2 million, or 7.1%, compared with $44.8 million as of April 28, 2024. This decrease in inventory primarily relates to improved inventory management for both the mattress fabrics and upholstery fabrics segments during the first quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024, taking into account current and expected future demand trends.

Inventory turns were 4.8 for the first quarter of fiscal 2025, as compared with 4.5 for the first quarter of fiscal 2024 and 3.9 for the fourth quarter of fiscal 2024.

Accounts Payable - Trade

Accounts payable was $26.5 million, $26.5 million, and $25.6 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively. These static levels of accounts payable reflect a consistent level of inventory of $41.7 million, $43.8 million, and $44.8 million as of July 28, 2024, July 30, 2023, and April 28, 2024, respectively.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of July 28, 2024, we had outstanding borrowings totaling $4.0 million under a line of credit agreement associated with our operations located in China. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of July 28, 2024, we were in compliance with these financial covenants.

Refer to Note 10 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first quarter of fiscal 2025 totaled $501,000, compared with $513,000 during the first quarter of fiscal 2024. This level of capital spending reflect the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

Depreciation expense was $2.5 million during the first quarter of fiscal 2025, compared with $1.6 million for the same period a year ago. Depreciation expense mostly related to our mattress fabrics segment for both periods. In addition, during the three-month period ending July 28, 2024, depreciation expense for the mattress fabrics segment included $875,000 in additional depreciation expense related to the shortening of useful lives of equipment associated with our manufacturing facility located in Quebec, Canada. This $875,000 of additional depreciation expense was classified as restructuring expense in the Consolidated Statement of Net Loss for the three-month period ending July 28, 2024.

For the remainder of fiscal 2025, our capital spending will be centered on our mattress fabrics segment, with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of July 28, 2024, we had amounts due regarding capital expenditures totaling $56,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $56,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of July 28, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $275,000.

Critical Accounting Policies and Recent Accounting Developments

As of July 28, 2024, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2024.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended April 28, 2024.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our annual report on Form 10-K for the year ended April 28, 2024.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers.

During fiscal 2024 and continuing through the first quarter of fiscal 2025, raw material costs started to decline due to slowing global demand; however, the cost of labor remained challenging during fiscal 2024 and continuing through the first quarter of fiscal 2025.

Inflationary pressures also affected consumer spending during fiscal 2024 and continued through the first quarter of fiscal 2025, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand from producers of home furnishings for our mattress fabrics and residential upholstery fabrics products during fiscal 2024 and in the first quarter of fiscal 2025.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the "Amended Agreement") to establish an asset-based revolving credit facility that required interest to be charged at a rate calculated using an applicable margin over Federal Reserve Bank of New York's secured overnight fund rate (SOFR), as defined in the Amended Agreement. The interest rate under the Amended Agreement as of July 28, 2024, was 6.84%. As of July 28, 2024, there were no outstanding borrowings under the Amended Agreement.

Effective March 20, 2024, we entered into an unsecured credit agreement with a financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.85% as of July 28, 2024). There were outstanding borrowings under this agreement totaling $4.0 million as of July 28, 2024.

Our previously existing revolving credit agreement with another financial institution in China bears interest at a rate determined by the Chinese government at the time of borrowing, and is not directly determined by a published interest rate benchmark. There were no borrowings outstanding under this agreement as of July 28, 2024.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of July 28, 2024, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of July 28, 2024, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended July 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 28, 2024. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended July 28, 2024. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
April 29, 2024 to June 2, 2024	—	—	—	$3,248,094
June 3, 2024 to June 30, 2024	—	—	—	$3,248,094
July 1, 2024 to July 28, 2024	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended July 28, 2024, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are submitted as part of this report.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

10.1 Cooperation Agreement, effective as of June 17, 2024, between Culp, Inc. and certain investors specified therein, filed as Exhibit 10.1 to the company's Form 8-K dated June 17, 2024, and incorporated herein by reference.

10.2 Form of Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the company's Form 8-K dated

August 14, 2024, and incorporated herein by reference.

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

CULP, INC. (Registrant)

Date: September 6, 2024	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)