Form 10-Q
period 2024-10-27
CULP INC
filed 2024-12-06
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of December 6, 2024: 12,559,129

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended October 27, 2024

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED OCTOBER 27, 2024, AND OCTOBER 29, 2023

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	October 27,	October 29,
	2024	2023
Net sales	$55,674	$58,725
Cost of sales	(49,684)	(50,775)
Gross profit	5,990	7,950
Selling, general and administrative expenses	(9,359)	(10,045)
Restructuring expense	(2,031)	(144)
Loss from operations	(5,400)	(2,239)
Interest expense	(30)	—
Interest income	244	282
Other (expense) income	(508)	49
Loss before income taxes	(5,694)	(1,908)
Income tax benefit (expense)	50	(516)
Net loss	(5,644)	$(2,424)

Net loss per share - basic	$(0.45)	$(0.19)
Net loss per share - diluted	$(0.45)	$(0.19)
Average shares outstanding, basic	12,513	12,456
Average shares outstanding, diluted	12,513	12,456

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE SIX MONTHS ENDED OCTOBER 27, 2024, AND OCTOBER 29, 2023

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	SIX MONTHS ENDED
	October 27,	October 29,
	2024	2023
Net sales	$112,211	$115,387
Cost of sales	(101,145)	(100,352)
Gross profit	11,066	15,035
Selling, general and administrative expenses	(18,655)	(19,874)
Restructuring expense	(4,662)	(482)
Loss from operations	(12,251)	(5,321)
Interest expense	(58)	—
Interest income	507	627
Other (expense) income	(913)	145
Loss before income taxes	(12,715)	(4,549)
Income tax expense	(190)	(1,217)
Net loss	$(12,905)	$(5,766)

Net loss per share - basic	$(1.03)	$(0.47)
Net loss per share - diluted	$(1.03)	$(0.47)
Average shares outstanding, basic	12,491	12,394
Average shares outstanding, diluted	12,491	12,394

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 27, 2024, AND OCTOBER 29, 2023

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	October 27,	October 29,
	2024	2023
Net loss	$(5,644)	$(2,424)
Unrealized holding gain (loss) on investments, net of tax	23	(82)
Comprehensive loss	$(5,621)	$(2,506)

	SIX MONTHS ENDED
	October 27,	October 29,
	2024	2023
Net loss	$(12,905)	$(5,766)
Unrealized holding gain (loss) on investments, net of tax	103	(25)
Comprehensive loss	$(12,802)	$(5,791)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 27, 2024, OCTOBER 29, 2023, AND APRIL 28, 2024

UNAUDITED

(Amounts in Thousands)

	October 27,	October 29,	April 28,
	2024	2023	2024*
Current assets:
Cash and cash equivalents	$10,531	$15,214	$10,012
Short-term investments - rabbi trust	919	937	903
Accounts receivable, net	22,330	23,036	21,138
Inventories	45,132	44,465	44,843
Short-term note receivable	522	256	264
Current income taxes receivable	979	340	350
Assets held for sale	3,301	—	—
Other current assets	3,187	4,346	3,371
Total current assets	86,901	88,594	80,881

Property, plant and equipment, net	26,510	34,664	33,182
Right of use assets	4,239	6,874	6,203
Intangible assets	1,688	2,064	1,876
Long-term investments - rabbi trust	7,105	6,995	7,102
Long-term note receivable	1,324	1,596	1,462
Deferred income taxes	559	472	518
Other assets	661	901	830
Total assets	$128,987	$142,160	$132,054

Current liabilities:
Line of credit - China	$4,074	$—	$—
Accounts payable - trade	32,373	27,903	25,607
Accounts payable - capital expenditures	602	298	343
Operating lease liability - current	1,108	2,540	2,061
Deferred compensation - current	919	937	903
Deferred revenue	1,129	853	1,495
Accrued expenses	6,196	8,106	6,726
Accrued restructuring	863	—	—
Income taxes payable - current	1,165	998	972
Total current liabilities	48,429	41,635	38,107

Operating lease liability - long-term	1,958	2,431	2,422
Income taxes payable - long-term	1,378	2,055	2,088
Deferred income taxes	6,624	5,663	6,379
Deferred compensation - long-term	6,975	6,748	6,929
Total liabilities	65,364	58,532	55,925
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,559,129 at October 27, 2024; 12,469,903 at October 29, 2023, and 12,469,903 at April 28, 2024	628	624	624
Capital contributed in excess of par value	45,303	44,581	45,011
Accumulated earnings	17,471	38,429	30,376
Accumulated other comprehensive income (loss)	221	(6)	118
Total shareholders' equity	63,623	83,628	76,129
Total liabilities and shareholders' equity	$128,987	$142,160	$132,054

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 27, 2024, AND OCTOBER 29, 2023

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	October 27,	October 29,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,905)	$(5,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,077	3,251
Non-cash inventory credit	(309)	(2,001)
Amortization	200	193
Stock-based compensation	364	485
Deferred income taxes	204	(283)
Gain on sale of equipment	(27)	(278)
Non-cash restructuring expenses	2,178	379
Foreign currency exchange loss (gain)	237	(697)
Changes in assets and liabilities:
Accounts receivable	(1,162)	1,644
Inventories	117	2,304
Other current assets	194	(1,355)
Other assets	107	(123)
Accounts payable – trade	6,506	(495)
Deferred revenue	(366)	(339)
Accrued restructuring	875	—
Accrued expenses and deferred compensation	(738)	(762)
Income taxes	(1,185)	(633)
Net cash used in operating activities	(2,633)	(4,476)
Cash flows from investing activities:
Capital expenditures	(1,578)	(1,972)
Proceeds from the sale of equipment	527	309
Proceeds from note receivable	180	150
Proceeds from the sale of investments (rabbi trust)	462	986
Purchase of investments (rabbi trust)	(378)	(472)
Net cash used in investing activities	(787)	(999)
Cash flows from financing activities:
Procceds from line credit - China	4,010	—
Common stock surrendered for withholding taxes payable	(68)	(146)
Net cash provided by (used in) financing activities	3,942	(146)
Effect of exchange rate changes on cash and cash equivalents	(3)	(129)
Increase (decrease) in cash and cash equivalents	519	(5,750)
Cash and cash equivalents at beginning of period	10,012	20,964
Cash and cash equivalents at end of period	$10,531	$15,214

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 27, 2024

UNAUDITED

(Dollars in thousands, except share data)

					Capital				Accumulated
					Contributed				Other		Total
	Common Stock				in Excess		Accumulated		Comprehensive		Shareholders'
	Shares		Amount		of Par Value		Earnings		Income		Equity
Balance, April 28, 2024 *	12,469,903		$624		$45,011		$30,376		$118		$76,129
Net loss	—		—		—		(7,261)		—		(7,261)
Stock-based compensation	—		—		176		—		—		176
Unrealized gain on investments	—		—		—		—		80		80
Balance, July 28, 2024	12,469,903		$624		$45,187		$23,115		$198		$69,124
Net loss	—		—		—		(5,644)		—		(5,644)
Stock-based compensation	—		—		188		—		—		188
Unrealized gain on investments	—		—		—		—		23		23
Common stock issued in connection with the vesting of time-based restricted stock units	102,720		5		(5)		—		—		—
Common stock surrendered in connection with payroll withholding taxes	(13,494)		(1)		(67)		—		—		(68)
Balance, October 27, 2024	12,559,129	—	628	—	45,303	—	17,471	—	221	—	63,623

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

The company's six-months ended October 27, 2024, and October 29, 2023, each represent 26-week periods.

2. Significant Accounting Policies

As of October 27, 2024, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2024.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements through the second quarter of fiscal 2025.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07 ("ASU 2023-07") Improvements to Reportable Segment Disclosures which enhances disclosure requirements to segment reporting including (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) that are included within each measure of segment profit or loss, (ii) other segment items by reportable segment as defined by ASU 2023-07, and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of each segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for public entities starting in annual periods beginning after December 15, 2023 (i.e., our fiscal 2025 annual report) and interim periods beginning after December 15, 2024 (i.e., first quarter of fiscal 2026 interim report). The company expects that the adoption ASU 2023-07 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 14.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which is an update to Topic 740, Income Taxes ("ASU 2023-09"). The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 15.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in financial statement notes for specific expense categories including: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as other disaggregation requirements, (f) qualitative description of amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, as well as (g) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Beginning balance	$356	$342
Provision for bad debts	162	228
Write-offs, net of recoveries	—	(29)
Ending balance	$518	$541

During the six-month periods ended October 27, 2024, and October 29, 2023, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn, were used to determine our allowance for doubtful accounts totaling $518,000 and $541,000 as of October 27, 2024, and October 29, 2023, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require payments in advance in the form of customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. If payments in advance are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of October 27, 2024, October 29, 2023, or April 28, 2024.

A summary of the activity associated with deferred revenue follows:

	Six months ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Beginning balance	$1,495	$1,192
Revenue recognized on contract liabilities	(1,901)	(1,986)
Payments received for services not yet rendered	1,535	1,647
Ending balance	$1,129	$853

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ending October 27, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$30,074	$22,502	$52,576
Services transferred over time	—	3,098	3,098
Total Net Sales	$30,074	$25,600	$55,674

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 27, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$58,150	$47,967	$106,117
Services transferred over time	—	6,094	6,094
Total Net Sales	$58,150	$54,061	$112,211

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ending October 29, 2023:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$60,599	$48,968	$109,567
Services transferred over time	—	5,820	5,820
Total Net Sales	$60,599	$54,788	$115,387

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Raw materials	$6,224	$8,433	$6,214
Work-in-process	1,787	2,196	1,854
Finished goods	37,121	33,836	36,775
	$45,132	$44,465	$44,843

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory credit of $(309,000) for the six months ended October 27, 2024, related to adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both the mattress and upholstery fabrics segments.

We recorded a non-cash inventory credit of $(2.0) million for the six months ended October 29, 2023. The non-cash inventory credit of $(2.0) million represented a $(2.1) million credit related to adjustments made to our inventory markdown reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, partially offset by a net restructuring related charge of $101,000. This net restructuring related charge represented markdowns of inventory totaling $179,000 during the first quarter of fiscal 2024, partially offset by a gain on disposal of inventory totaling $78,000 during the second quarter of fiscal 2024, both of which related to the discontinuation of production of cut and sewn upholstery kits at our facility in Ouanaminthe, Haiti during the respective periods. Of the $(2.0) million non-cash inventory credit for the first half of fiscal 2024, $(1.5) million and $(453,000) pertained to our mattress fabrics and upholstery fabrics segments, respectively.

Assessment

As of October 27, 2024, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional write-downs, in excess of the amount recorded based on our policy for aged inventory, were necessary. Based on our assessment, no additional write-downs of inventories to their net realizable value were recorded for the six months ended October 27, 2024, other than the markdowns of inventory associated with our restructuring activities described in Note 10 of the consolidated financial statements.

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

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Tradename	$540	$540	$540
Customer relationships, net	885	1,185	1,035
Non-compete agreement, net	263	339	301
	$1,688	$2,064	$1,876

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of October 27, 2024, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the second quarter of fiscal 2025.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Beginning balance	$1,035	$1,335
Amortization expense	(150)	(150)
Ending balance	$885	$1,185

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively. Accumulated amortization for these customer relationships was $2.2 million, $1.9 million, and $2.1 million as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively.

The remaining amortization expense for the next five fiscal years and thereafter are as follows: FY 2025 - $151,000; FY 2026 - $301,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; and thereafter - $51,000.

The weighted average amortization period for our customer relationships was 3.4 years as of October 27, 2024.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Beginning balance	$301	$377
Amortization expense	(38)	(38)
Ending balance	$263	$339

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively. Accumulated amortization for our non-compete agreement was $1.8 million, $1.7 million, and $1.7 million as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2025 - $38,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $73,000.

The weighted average amortization period for the non-compete agreement was 3.5 years as of October 27, 2024.

Impairment of Definite Lived Assets - Mattress Fabrics Segment

As of October 27, 2024, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $32.6 million commencing in the second quarter of fiscal 2023, and continuing through the second quarter of fiscal 2025. We believe this significant cumulative operating loss stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Mattress Asset Group totaled $25.5 million, which represents property, plant, and equipment of $24.7 million, right of use assets of $275,000, customer relationships of $281,000, and a non-compete agreement of $263,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Mattress Asset Group as of October 27, 2024.

7. Note Receivables

Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti")

In connection with the restructuring activity of our upholstery fabrics cut and sew operation located in Ouanaminthe, Haiti, effective January 24, 2023, CUF Haiti entered into an agreement to terminate a lease of a facility (“Termination Agreement”). See Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

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

As of the end of our third quarter of fiscal 2023, the carrying amount of the note receivable totaling $2.4 million was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the Termination Agreement. We used an interest rate of 6% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 12 for further explanation of the fair value hierarchy).

Effective May 1, 2024, CUF Haiti formally assigned the $2.4 million note receivable to Culp, Inc. (its U.S. Parent).

The following table represents the remaining future principal payments as of October 27, 2024:

(dollars in thousands)
2025	$180
2026	360
2027	360
2028	360
2029	360
Thereafter	240
Undiscounted value of note receivable	$1,860
Less: unearned interest income	(264)
Present value of note receivable	$1,596

As of October 27, 2024, this note receivable totaled $1.6 million, of which $272,000 and $1.3 million were classified as short-term note receivable and long-term note receivable, respectively. As of October 29, 2023, this note receivable totaled $1.9 million, of which $256,000 and $1.6 million were classified as short-term note receivable and long-term note receivable, respectively. As of April 28, 2024, this note receivable totaled $1.7 million, of which $264,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively.

We classified amortization of unearned interest income totaling $50,000 and $57,000 within interest income on our consolidated statements of net loss during the six-month periods ending October 27, 2024, and October 29, 2023, respectively.

As of October 27, 2024, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all of the required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Home Fashions Haiti, Ltd. ("CHF Haiti")

Effective August 2, 2024, CHF Haiti entered into an agreement to terminate a lease of a facility (“CHF Termination Agreement”). Pursuant to the terms of the CHF Termination Agreement, CHF Haiti is entitled to a payment of $250,000 from the lessor for payment made in advance based on the terms of the original lease agreement at the earlier of February 18, 2025 or 15 days after a new lease with a third party lessee is signed. In connection with the CHF Termination Agreement, CHF Haiti has been fully and unconditionally discharged from all of its remaining obligations under this lease.

As of October 27, 2024, we believe there is no expected credit loss related to the collectability of this note receivable. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

8. Assets Held for Sale

A summary of assets held for sale follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Mattress Fabrics Segment - U.S.	$358	$—	$—
Mattress Fabrics Segment - Canada	2,943	—	—
	$3,301	$—	$—

The carrying values of these assets held for sale totaling $3.3 million are presented separately on the October 27, 2024, consolidated balance sheet and are no longer being depreciated.

During the second quarter of fiscal 2025, we determined that the carrying value of the assets classified as held for sale were less than or equal to their fair value. The fair value used in the determination was based on quoted market prices and from third party buyer sales offers which are either directly or indirectly observable, and therefore we believe are classified as Level 2 within the fair value hierarchy (see Note 12 for further explanation of the fair value hierarchy). Consequently, we did not have to record an impairment loss on these assets.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Compensation, commissions and related benefits	$3,547	$4,540	$4,204
Other accrued expenses	2,649	3,566	2,522
	$6,196	$8,106	$6,726

10. Restructuring Activities

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

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada will be completed by the end of the third quarter of fiscal 2025. The consolidation activity associated with the sewn mattress cover operation located in Haiti was completed during the first quarter of fiscal 2025. During fiscal 2025, these actions are expected to result in restructuring and restructuring related charges of approximately $7.3 million, of which approximately $4.4 million is expected to be cash expenditures. The $7.3 million of estimated restructuring and restructuring related charges represents approximately $7.2 million and $147,000 associated with the mattress fabrics and upholstery fabrics segments, respectively.

The $7.2 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) other associated costs of $2.7 million mostly related to relocating equipment from our facility in Quebec, Canada to our facility in Stokesdale, NC, (ii) additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuance of our operations located in Canada noted above totaling $1.3 million, (iii) employee termination benefits of $1.3 million, (iv) $1.1 million related to losses on disposal and valuation of inventory, and (v) lease termination costs of $860,000, (vi) partially offset by net gains on the disposal of equipment totaling $110,000. These restructuring and restructuring related charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred. Based on management's internal analysis we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of cash restructuring charges incurred.

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

The following summarizes accrued restructuring costs for the six-month period ending October 27, 2024:

	Employee	Other
	Termination	Associated
(dollars in thousands)	Benefits	Costs	Total
Beginning balance	$—	$—	$—
Expenses incurred	1,302	1,217	2,519
Change in estimate adjustments	(50)	—	(50)
Payments	(453)	(1,140)	(1,593)
Foreign currency exchange remeasurement	(8)	(5)	(13)
Ending Balance	$791	$72	$863

The following summarizes restructuring and restructuring related charges for the three-month and six-month periods ending October 27, 2024:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 27, 2024
Additional depreciation expense for shortened useful lives of equipment	$465	$1,340
Employee termination benefits	563	1,252
Other Associated Costs	929	1,217
Loss on disposal and markdowns of inventory	769	885
Lease termination costs	179	849
Net gain on disposal of equipment	(105)	(10)
Restructuring expense and restructuring related charges (1) (2)	$2,800	$5,533

(1) Of the total $2.8 million restructuring and restructuring related charges, $2.0 million and $769,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 27, 2024. Of the total $2.8 million, $2.8 million and $29,000 relate to the mattress fabrics and upholstery fabrics segments, respectively.

(2) Of the total $5.5 million restructuring and restructuring related charges, $4.6 million and $885,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 27, 2024. Of the total $5.5 million, $5.4 million and $147,000 relate to the mattress fabrics and upholstery fabrics segments, respectively.

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

The following summarizes the activity in accrued restructuring costs for the six-month period ending October 27, 2024:

(dollars in thousands)	Total
Beginning balance (1)	$3
Expenses incurred (2)	14
Payments	(17)
Ending balance	$—

(1) Accrued restructuring expense of $3,000 was reported within accrued expenses in the Consolidated Balance Sheet for the period ending April 28, 2024.

(2) Expenses incurred represent other associated costs and were recognized in our Consolidated Statement of Net Loss for the six month period ending October 27, 2024.

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

The following summarizes our restructuring expense and restructuring related charges (credits) for the three months and six months ending October 29, 2023:

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

This restructuring activity was completed during the third quarter of fiscal 2024 and resulted in cumulative restructuring and restructuring related charges of $1.3 million.

11. Lines of Credit

Revolving Credit Agreement – United States

Culp, Inc., as borrower (the “borrower”), and Read, as guarantor (the “Guarantor”), are parties to an agreement (the "ABL Credit Agreement") by and among the borrower, the Guarantor and Wells Fargo Bank, National Association, as the lender (the “Lender”), to establish an asset-based revolving credit facility (the “ABL Facility”). The proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and provide funding for ongoing working capital and general corporate purposes.

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $35.0 million, subject to the limitations described below. The ABL Facility contains a sub-facility that allows the company to issue letters of credit in an aggregate amount not to exceed $1.0 million. The amount available under the ABL Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

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

Overall

Interest is charged at a rate (applicable interest rate of 6.33%, and 6.80% and 6.81% as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively) calculated using the Applicable Margin over SOFR based on the borrower's excess availability under the ABL Facility, as defined in the ABL Credit Agreement.

There were $535,000 of outstanding letters of credit provided by the ABL Credit Agreement as of October 27, 2024, October 29, 2023, and April 28, 2024. As of October 27, 2024, the borrower had $465,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under the ABL Credit Agreement as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively. In addition, on November 25, 2024, we borrowed $2.5 million under the ABL Credit Agreement.

As of October 27, 2024, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $22.6 million.

Denominated in Chinese Yuan Renminbi (“RMB”)

Agricultural Bank of China - 29.0 Million RMB Unsecured Credit Agreement

Effective on March 20, 2024, we entered into an unsecured credit agreement denominated in RMB, that provides for a line of credit up to 29.0 million RMB ($4.1 million USD as of October 27, 2024). The 29.0 million RMB line of credit expires on March 18,

2025. Interest charged under this agreement is based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.60% as of October 27, 2024).

As of October 27, 2024, the amount outstanding was 29.0 million RMB ($4.1 million USD). There were no borrowings outstanding under this agreement as of April 28, 2024.

Bank of China - 35.0 Million RMB Credit Agreement

On November 5, 2024 (third quarter fiscal 2025), we entered into a credit agreement (“Agreement”) denominated in RMB that provides borrowing capacity up to 35.0 million RMB ($4.9 million USD as of November 5, 2024), of which 25.0 million RMB ($3.5 million USD as of November 5, 2024) relates to a line of credit secured by trade accounts receivable associated with the company’s operations located in China and 10.0 million RMB ($1.4 million USD as of November 5, 2024) related to a working capital loan. The line of credit and working capital loan expire on July 31, 2025, and November 5, 2025, respectively. Interest is charged under the Agreement based on the LPR in China minus 50 basis points (2.60% as of November 5, 2024). The borrowing capacity regarding the 25.0 million line of credit is restricted to certain Culp, Inc. consolidated net sales and consolidated profitability requirements as defined in the Agreement. Currently, Culp, Inc. does not meet the consolidated net sales and consolidated profitability conditions required for borrowing under the 25.0 million line of credit. During the third quarter of fiscal 2025, we borrowed the entire 10.0 million ($1.4 million USD as of November 6, 2024) working capital loan to fund certain working capital expenditures incurred in China. There are no consolidated net sales and profitability requirements related to the 10.0 million working capital loan.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 27, 2024, we were in compliance with our financial covenants.

No interest payments were made during the three-month or six-month periods ending October 27, 2024, and October 29, 2023, respectively.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of October 27, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,724	N/A	N/A	$6,724
Growth Allocation Mutual Funds	787	N/A	N/A	787
S&P 500 Index Fund	241	N/A	N/A	241
Moderate Allocation Mutual Fund	43	N/A	N/A	43
Other	229	N/A	N/A	229

	Fair value measurements as of October 29, 2023, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$7,060	N/A	N/A	$7,060
Growth Allocation Mutual Funds	560	N/A	N/A	560
S&P 500 Index Fund	126	N/A	N/A	126
Moderate Allocation Mutual Fund	46	N/A	N/A	46
Other	140	N/A	N/A	140

	Fair value measurements as of April 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,910	N/A	N/A	$6,910
Growth Allocation Mutual Funds	691	N/A	N/A	691
S&P 500 Index Fund	176	N/A	N/A	176
Moderate Allocation Mutual Fund	46	N/A	N/A	46
Other	182	N/A	N/A	182

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants of our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of October 27, 2024, our investments associated with the Trust totaled $8.0 million, of which $919,000 and $7.1 million were classified as short-term and long-term, respectively. As of October 29, 2023, our investments associated with the Trust totaled $7.9 million, of which $937,000 and $7.0 million were classified as short-term and long-term, respectively. As of April 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $903,000 and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain (loss) of $221,000, $(6,000), and $118,000 as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively.

The fair value of our long-term investments associated with the Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximated their fair value because of the short maturity of these financial instruments.

13. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net loss per share were 12,513,000 and 12,456,000 for the three months ending October 27, 2024, and October 29, 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	October 27, 2024	October 29, 2023
Antidilutive effect from decrease in the price per share of our common stock	-	11
Antidilutive effect from net loss incurred during the fiscal quarter	152	136
Total unvested shares of common stock not included in
computation of diluted net loss per share	152	147

Weighted average shares used in the computation of basic and diluted net loss per share were 12,491,000 and 12,394,000 for the six months ending October 27, 2024, and October 29, 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Six months ended
(in thousands)	October 27, 2024	October 29, 2023
antidilutive effect from decrease in the price per share of our common stock	2	20
antidilutive effect from net loss incurred during the fiscal year	119	105
total unvested shares of common stock not included in
computation of diluted net loss per share	121	125

14. Segment Information

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also includes assets held for sale associated with a right of use asset and equipment related to the fiscal 2025 restructuring plan announced on April 29, 2024 (see Note 10 to the consolidated financial statements for further details regarding this restructuring plan). Intangible assets are not included in segment assets as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	October 27, 2024	October 29, 2023
Net sales by segment:
Mattress fabrics	$30,074	$31,377
Upholstery fabrics	25,600	27,348
Net sales	$55,674	$58,725
Gross profit:
Mattress fabrics	$2,444	$2,483
Upholstery fabrics	4,315	5,389
Segment gross profit	6,759	7,872
Restructuring related (charge) credit (1)(2)	(769)	78
Gross profit	$5,990	$7,950
Selling, general, and administrative expenses by segment:
Mattress fabrics	$3,481	$3,419
Upholstery fabrics	3,700	3,998
Unallocated corporate expenses	2,178	2,628
Selling, general, and administrative expenses	$9,359	$10,045
(Loss) income from operations by segment:
Mattress fabrics	$(1,037)	$(936)
Upholstery fabrics	615	1,391
Unallocated corporate expenses	(2,178)	(2,628)
Total segment loss from operations	$(2,600)	$(2,173)
Restructuring related (charge) credit (1) (2)	(769)	78
Restructuring expense (3)(4)	(2,031)	(144)
Loss from operations	$(5,400)	$(2,239)
Interest expense	(30)	—
Interest income	244	282
Other (expense) income	(508)	49
Loss before income taxes	$(5,694)	$(1,908)

(1) During the three months ending October 27, 2024, gross profit from operations includes restructuring related charges totaling $769,000 for losses on the disposal and valuation of inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada.

(2) During the three months ending October 29, 2023, gross profit from operations includes restructuring related credits of $78,000 for the gain on disposal of inventory related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

(3) During the three months ending October 27, 2024, restructuring expense of $2.0 million represents $2.0 million and $29,000, related to the mattress fabrics and upholstery fabrics segments, respectively. The $2.0 million of restructuring expense represents (i) $1.4 million related to the gradual discontinuation of operations and the process of selling the manufacturing facility located in Quebec, Canada, which includes employee termination benefits of $505,000, additional depreciation related to the shortening of useful lives of equipment of $465,000, other associated costs of $373,000, and lease termination costs of $179,000, partially offset by gains on the disposal of equipment totaling $133,000; (ii) $600,000 related to relocating certain equipment and consolidating production from the mattress fabric manufacturing facility located in Quebec, Canada to the U.S facility located in Stokesdale, North Carolina, which includes other associated costs of $527,000, employee termination benefits of $58,000, and losses on the disposal of equipment totaling $15,000; (iii) $29,000 of other associated costs related to moving certain equipment from our upholstery fabrics operation located in Knoxville, Tennessee to our upholstery fabrics distribution center located in Burlington, N.C.; and (iv) $13,000 for losses on the disposal of equipment related to the consolidation of two leased facilities at our mattress cover operation located in Ouanaminthe, Haiti.

(4) During the three months ending October 29, 2023, restructuring expense of $144,000 represents $142,000 of impairment charges related to equipment and $2,000 of employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

	Six months ended
	October 27, 2024	October 29, 2023
Net sales by segment:
Mattress fabrics	$58,150	$60,599
Upholstery fabrics	54,061	54,788
Net sales	$112,211	$115,387
Gross profit:
Mattress fabrics	$2,118	$4,477
Upholstery fabrics	9,833	10,659
Total segment gross profit	$11,951	$15,136
Restructuring related charge (1) (2)	(885)	(101)
Gross profit	$11,066	$15,035
Selling, general, and administrative expenses by segment:
Mattress fabrics	$6,704	$6,811
Upholstery fabrics	7,506	7,939
Unallocated corporate expenses	4,445	5,124
Selling, general, and administrative expenses	$18,655	$19,874
(Loss) income from operations by segment:
Mattress fabrics	$(4,586)	$(2,334)
Upholstery fabrics	2,327	2,720
Unallocated corporate expenses	(4,445)	(5,124)
Total segment loss from operations	$(6,704)	$(4,738)
Restructuring related charge (1) (2)	(885)	(101)
Restructuring expense (3) (4)	(4,662)	(482)
Loss from operations	$(12,251)	$(5,321)
Interest expense	(58)	—
Interest income	507	627
Other (expense) income	(913)	145
Loss before income taxes	$(12,715)	$(4,549)

(1) During the six months ending October 27, 2024, gross profit from operations includes restructuring related charges totaling $885,000 for losses on the disposal and valuation of inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada.

(2) During the six months ending October 29, 2023, gross profit from operations includes a net restructuring related charge of $101,000, which represents a markdown of inventory totaling $179,000 during the first quarter of fiscal 2024, partially offset by a gain on disposal of inventory totaling $78,000 during the second quarter of fiscal 2024, both of which related to the discontinuation of production of cut and sewn upholstery kits at our facility located in Ouanaminthe, Haiti.

(3) During the six months ending October 27, 2024, restructuring expense of $4.7 million represents $4.5 million and $161,000, related to the mattress fabrics and upholstery fabrics segments, respectively. The $4.7 million of restructuring expense represents (i) $3.3 million related to the gradual discontinuation of operations and the process of selling the manufacturing facility located in Quebec, Canada, which includes $1.3 million of additional depreciation related to the shortening of useful lives of equipment, employee termination benefits of $1.0 million, other associated costs of $463,000, and lease termination costs of $443,000, partially offset by net gains on the disposal of equipment of $38,000; (ii) $767,000 related to relocating certain equipment and consolidating production from the mattress fabric manufacturing facility located in Quebec, Canada to the U.S facility located in Stokesdale, North Carolina, which includes other associated costs of $694,000, employee termination benefits of $58,000, and losses on the disposal of equipment totaling $15,000; (iii) $483,000 related to the consolidation of two leased facilities at our mattress cover operation located in Ouanaminthe, Haiti, which includes lease termination costs of $406,000, employee termination benefits of $48,000, other associated costs of $16,000, and losses of the disposal of equipment of $13,000; and (iv) $161,000 related to our upholstery fabrics segment, which includes employee termination benefits of $102,000 and other associated costs of $59,000 for moving equipment from our upholstery fabrics operation located in Knoxville, Tennessee to our upholstery fabrics distribution center located in Burlington, N.C.

(4) During the six months ending October 29, 2023, restructuring expense of $482,000 represents $379,000 for impairment charge associated with equipment and $103,000 for employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

Balance sheet information for our operating segments follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Segment assets:
Mattress Fabrics:
Accounts receivable	$10,352	$11,303	$10,003
Inventory	29,253	27,195	27,671
Property, plant and equipment (1)	24,702	32,862	31,472
Right of use assets (2)	275	1,969	1,627
Assets held for sale (3)	3,301	—	—
Total mattress fabrics assets	67,883	73,329	70,773
Upholstery Fabrics:
Accounts receivable	11,978	11,733	11,135
Inventory	15,879	17,270	17,172
Property, plant and equipment (4)	1,188	1,175	1,125
Right of use assets (5)	1,120	1,992	1,952
Total upholstery fabrics assets	30,165	32,170	31,384
Total segment assets	98,048	105,499	102,157
Non-segment assets:
Cash and cash equivalents	10,531	15,214	10,012
Short-term investments - rabbi trust	919	937	903
Short-term note receivable	522	256	264
Current income taxes receivable	979	340	350
Other current assets	3,187	4,346	3,371
Long-term note receivable	1,324	1,596	1,462
Deferred income taxes	559	472	518
Property, plant and equipment (6)	620	627	585
Right of use assets (7)	2,844	2,913	2,624
Intangible assets	1,688	2,064	1,876
Long-term investments - rabbi trust	7,105	6,995	7,102
Other assets	661	901	830
Total assets	$128,987	$142,160	$132,054

(1)
The $24.7 million as of October 27, 2024, represents property, plant, and equipment of $22.2 million, $1.6 million, and $889,000 located in the U.S., Canada, and Haiti, respectively. The $32.9 million as of October 29, 2023, represents property, plant, and equipment of $22.2 million, $10.0 million, and $661,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $275,000 as of October 27, 2024, represents a right of use asset in Haiti. The $2.0 million as of October 29, 2023, represents right of use assets of $1.3 million and $663,000 located in Haiti, and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.
(3)
The $3.3 million as of October 27, 2024, represents assets held for sale of $2.9 million and $358,000 located in Canada and the U.S., respectively.

(4)
The $1.2 million as of October 27, 2024, represents property, plant, and equipment of $1.1 million and $95,000 located in the U.S., and China, respectively. The $1.2 million as of October 29, 2023, represents property, plant, and equipment of $1.0 million, and $140,000 located in the U.S. and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S., and China, respectively.
(5)
The $1.1 million as of October 27, 2024, represents right of use assets of $925,000 and $195,000 located in the U.S., and China, respectively. The $2.0 million as of October 29, 2023, represents right of use assets of $1.2 million and $818,000 located in China and the U.S. respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively.
(6)
The $620,000, $627,000, and $585,000 as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively, represents property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments reside in the U.S.
(7)
The $2.8 million, $2.9 million, and $2.6 million as of October 27, 2024, October 29, 2023, and April 28, 2024, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Six months ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Capital expenditures (1):
Mattress Fabrics	$812	$1,948
Upholstery Fabrics	265	185
Unallocated Corporate	761	80
Total capital expenditures	$1,838	$2,213
Depreciation expense:
Mattress Fabrics (2)	$4,084	$2,922
Upholstery Fabrics	333	329
Total depreciation expense	$4,417	$3,251
(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.
(2)
During the six-month period ending October 27, 2024, depreciation expense for the mattress fabrics segment included additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada. The amount of additional depreciation expense was $1.3 million and was classified as restructuring expense.

15. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $190,000, or (1.5%) of loss before income taxes, for the six-month period ending October 27, 2024, compared with income tax expense of $1.2 million, or (26.8%) of loss before income taxes, for the six-month period ending October 29, 2023.

Our effective income tax rates for the six-month periods ended October 27, 2024, and October 29, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended October 27, 2024, and October 29, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 27, 2024, and October 29, 2023:

	October 27,	October 29,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(18.8)	(32.8)
Tax effects of local currency foreign exchange (losses) gains	(4.5)	5.1
Uncertain income tax positions	2.6	(0.1)
Withholding taxes associated with foreign jurisdictions	(0.7)	(9.9)
Foreign income tax rate differential	—	(5.7)
Stock-based compensation	(0.4)	(4.2)
Other	(0.7)	(0.2)
	(1.5)%	(26.8)%

Our consolidated effective income tax rates for the first half of fiscal 2025 and the first half of fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first half of fiscal 2025 and the first half of 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first half of fiscal 2025 compared with the first half of fiscal 2024, as our $(12.4) million U.S. pre-tax loss incurred during the first half of fiscal 2025 was significantly greater than the $(5.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024.

During the first half of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(12.7) million, compared with $(4.5) million during the first half of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2025.

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

As of October 27, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 27, 2024, October 29, 2023, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
U.S. federal and state net deferred income tax assets	$22,060	$17,839	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$24,390	$20,169	$22,004

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of October 27, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of October 27, 2024, October 29, 2023, and April 28, 2024, we recorded a deferred income tax liability of $5.0 million, $4.6 million, and $4.8 million, respectively.

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

As of October 27, 2024, October 29, 2023, and April 28, 2024 we had a $1.4 million, $1.2 million, and $1.3 million total of gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of October 27, 2024, the unrecognized tax benefit would favorably affect income tax expense in future periods by $1.4 million.

Our gross unrecognized income tax benefit of $1.4 million as of October 27, 2024, relates to income tax positions for which significant change could occur within the next year if the statute of limitations for relevant taxing authorities to examine and challenge the tax position expires.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	October 27,	October 29,
(dollars in thousands)	2024	2023
United States Transition Tax Payment	665	499
China Income Taxes, Net of Refunds	578	1,278
Canada - Income Taxes, Net of Refunds	—	336
	$1,243	$2,113

16. Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. Effective September 27, 2023, our shareholders approved an amendment and restatement of the 2015 Plan (the "Amended and Restated Plan"). The Amended and Restated Plan authorizes the issuance of an additional 960,000 shares of common stock in addition to the shares of common stock still available for the issuance of the 2015 Plan. The Amended and Restated Plan also removed certain sub-limits that previously applied with respect to specific types of awards that may be issued under the plan.

As of October 27, 2024, there were 460,543 shares available for future equity-based grants under the Amended and Restated Plan.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024, January 8, 2024, September 28, 2023, and August 10, 2022:

	August 8,	January 8,	September 28,	August 10,
	2024	2024	2023	2022
Closing price of our common stock	$4.65	$5.61	$5.59	$5.06
Expected volatility of our common stock	35.0%	33.5%	37.3%	48.2%
Expected volatility of peer companies	22.6- 104.0%	33.7 - 102.6%	35.7- 91.5%	41.6 - 105.1%
Risk-free interest rate	3.90%	4.3%	4.9%	3.13%
Dividend yield	-%	-%	-%	-%
Correlation coefficient of peer companies	(0.01) - 0.17	0.01 - 0.21	0.01 - 0.21	0.05 - 0.23

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of October 27, 2024:

	(2)	(3)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 8, 2024 (1)	505,003	50,500	$5.35	(4)	36 months
January 8, 2024 (1)	24,597	8,501	$6.23	(5)	31 months
September 28, 2023 (1)	192,771	—	$6.43	(6)	34 months
August 10, 2022 (1)	146,048	—	$5.77	(7)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(3)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of October 27, 2024.
(4)
Price per share represents the fair market value per share ($1.15 per $1, or an increase of $0.70 to the closing price of our common stock on the date of grant) determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock ($4.65) for the performance-based component of the performance-based restricted stock units granted to senior executives on August 8, 2024.
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

There were no performance-based restricted stock units that vested during the six-month periods ended October 27, 2024 and October 29, 2023, respectively.

We recorded compensation expense of $33,000 and $23,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the six-month periods ended October 27, 2024, and October 29, 2023, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of October 27, 2024, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $283,000, which is expected to be recognized over a weighted average vesting period of 2.6 years. As of October 27, 2024, performance-based restricted stock units that are expected to vest had a fair value of $333,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of October 27, 2024:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
September 26, 2024 (2)	46,823	$5.98	1 year
August 8, 2024 (3)	23,300	$4.65	36 months
January 8, 2024 (3)	14,758	$5.61	31 months
September 28, 2023 (3)	90,951	$5.59	34 months
September 6, 2022 (3)	12,557	$4.58	3 years
August 10, 2022 (3)	64,753	$5.06	3 years

(1)
Price per share represents closing price of common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to outside directors.
(3)
Time-based restricted stock units awarded to senior executives and key employees.

During the six-month period ending October 27, 2024, time-based restricted stock units totaling 103,320, vested at a fair value of $581,000, or $5.63 per share. During the six-month period ending October 29, 2023, time-based restricted stock units totaling 151,652, vested at a fair value of $857,000, or $5.65 per share.

We recorded compensation expense of $332,000 and $378,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ended October 27, 2024, and October 29, 2023, respectively.

As of October 27, 2024, the remaining unrecognized compensation expense related to our time-based restricted stock units was $813,000, which is expected to be recognized over a weighted average vesting period of 1.5 years. As of October 27, 2024, the time-based restricted stock units that are expected to vest had a fair value totaling $1.4 million.

Immediately Vested Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 of compensation expense within selling, general, and administrative expenses for common stock awards that immediately vested to our outside directors during the six-month period ended October 29, 2023.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to seven years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of October 27, 2024, October 29, 2023, and April 28, 2024, are as follows:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Right of use assets	$4,239	$6,874	$6,203
Operating lease liability - current	1,108	2,540	2,061
Operating lease liability – noncurrent	1,958	2,431	2,422

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Operating lease liability payments	$1,319	$1,330
Right of use assets exchanged for lease liabilities	—	157

Operating lease expense for the three-month periods ended October 27, 2024, and October 29, 2023, was $643,000 and $781,000, respectively. Operating lease expense for the six-month periods ended October 27, 2024, and October 29, 2023, was $1.4 million and $1.6 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and six-month periods ended October 27, 2024, and October 29, 2023.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2025, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2025	639
2026	942
2027	607
2028	225
2029	227
Thereafter	576
$3,216
Less: interest	(150)
Present value of lease liabilities	$3,066

As of October 27, 2024, the weighted average remaining lease term and discount rate for our operating leases follows:

October 27, 2024
Weighted average lease term (in years)	4.24
Weighted average discount rate	3.30%

Subsequent Lease Activity

The lease for our corporate offices and shared service departments located in High Point, North Carolina expires on November 30, 2024 (third quarter fiscal 2025). We entered a new lease at the same location with a commencement date of December 1, 2024. Under the new lease agreement, we expect to generate annualized savings of approximately $360,000. The reduction in lease expense is part of the Fiscal 2025 Restructuring Plan described in Note 10. The lease liability and right of use asset associated with the new lease are expected to be $774,000 on the commencement date.

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

Accounts Payable – Capital Expenditures

As of October 27, 2024, October 29, 2023, and April 28, 2024, we had amounts due regarding capital expenditures totaling $602,000, $298,000, and $343,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of October 27, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $571,000.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of October 27, 2024, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 27, 2024, the company’s statutory surplus reserve was $4.1 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the six-month periods ending October 27, 2024, and October 29, 2023, respectively.

As of October 27, 2024, $3.2 million is available for additional repurchases of our common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring actions, production levels, new product launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, ending cash balances and cash positions, borrowing capacity, investments, potential acquisitions, cash and non-cash restructuring and restructuring-related charges, expenses, and/or credits, net proceeds from restructuring-related asset dispositions, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The six months ended October 27, 2024, and October 29, 2023, both represent 26-week periods.

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

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location. See Note 10 of the consolidated financial statements for further details regarding our restructuring activities.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the fourth quarter of fiscal 2024, we established a wholly owned subsidiary, Culp Fabrics Vietnam Limited, with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing opportunities and to further diversify our supply chain in Asia.

Additionally, Read Window Products, LLC (“Read”), a wholly owned subsidiary with operations located in Knoxville, Tennessee, and Burlington, North Carolina (established during the first quarter of fiscal 2025 within an existing upholstery fabrics facility) provides window treatments and sourcing of upholstery fabrics and other products, as well as measuring and installation services for Read’s products, to customers in the hospitality and commercial industries. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

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

Results of Operations

	Three Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Net sales	$55,674	$58,725	(5.2)%
Gross profit	5,990	7,950	(24.7)%
Gross margin	10.8%	13.5%	(270)bp
Selling, general, and administrative expenses	9,359	10,045	(6.8)%
Restructuring expense	2,031	144	N.M.
Loss from operations	(5,400)	(2,239)	141.2%
Operating margin	(9.7)%	(3.8)%	(590)bp
Loss before income taxes	(5,694)	(1,908)	198.4%
Income tax benefit (expense)	50	(516)	(109.7)%
Net loss	(5,644)	(2,424)	132.8%

	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Net sales	$112,211	$115,387	(2.8)%
Gross profit	11,066	15,035	(26.4)%
Gross margin	9.9%	13.0%	(310)bp
Selling, general, and administrative expenses	18,655	19,874	(6.1)%
Restructuring expense	4,662	482	N.M.
Loss from operations	(12,251)	(5,321)	130.2%
Operating margin	(10.9)%	(4.6)%	(630)bp
Loss before income taxes	(12,715)	(4,549)	179.5%
Income tax expense	(190)	(1,217)	(84.4)%
Net loss	(12,905)	(5,766)	123.8%

Net Sales

Overall, our consolidated net sales for the second quarter of fiscal 2025 decreased by 5.2% compared with the same period a year ago, with mattress fabrics sales decreasing 4.2% and upholstery fabrics sales decreasing 6.4%. Our consolidated net sales for the first half of fiscal 2025 decreased by 2.8% compared with the same period a year ago, with mattress fabrics sale decreasing 4.0% and upholstery fabrics sales decreasing 1.3%.

The decrease in net sales for our mattress fabrics segment for both the second quarter and the first half of fiscal 2025, as compared to the prior-year periods, reflects reduced demand as a result of weakness in the domestic mattress industry. The decrease in net sales for our upholstery fabrics segment for both the second quarter and the first half of fiscal 2025, as compared to the prior-year periods, reflects reduced demand for our residential upholstery fabric products due to weakness in the residential home furnishings industry.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the second quarter of fiscal 2025 was $(5.7) million, compared with loss before income taxes of $(1.9) million for the prior-year period, while our loss before income taxes for the first six months of fiscal 2025 was $(12.7) million, compared with loss before income taxes of $(4.5) million for the prior-year period.

Operating performance for both the second quarter and the first half of fiscal 2025, as compared to the prior-year periods, was negatively affected by lower sales and by manufacturing inefficiencies primarily related to the significant restructuring activity underway in the mattress fabrics segment, along with restructuring and restructuring related charges during both periods ($2.8 million during the second quarter of fiscal 2025, as compared to $66,000 during the second quarter of fiscal 2024, and $5.5 million during the first half of fiscal 2025, as compared to $583,000 during the first half of fiscal 2024).

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $190,000, or (1.5%) of loss before income taxes, for the six-month period ended October 27, 2024, compared with income tax expense of $1.2 million, or (26.8%) of loss before income taxes, for the six-month period ended October 29, 2023.

Our consolidated effective income tax rates for the first half of fiscal 2025 and the first half of fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first half of fiscal 2025 and the first half of fiscal 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first half of fiscal 2025 compared with the first half of fiscal 2024, as our $(12.4) million U.S. pre-tax loss incurred during the first half of fiscal 2025 was significantly greater than the $(5.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024.

During the first half of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(12.7) million, compared with $(4.5) million during the first half of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2025.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of October 27, 2024, our cash and cash equivalents (collectively, “cash”) totaled $10.5 million, which represents a slight increase compared with cash of $10.0 million as of April 28, 2024. This increase was mostly due to $4.0 million in cash proceeds from borrowings on a line of credit associated with our operations located in China and 527,000 in cash proceeds from the sale of equipment associated with our restructuring activities, mostly offset by $1.6 million in capital expenditures and $2.6 million of net cash used in operating activities.

Our net cash used in operating activities was $2.6 million during the first half of fiscal 2025, a decrease of $1.9 million compared with net cash used in operating activities of $4.5 million during the first half of fiscal 2024. This trend mostly reflects (i) an increase in accounts payable due to an increase in inventory purchases with significant vendors who extended their terms during the first half of fiscal 2025 compared with fiscal 2024, partially offset by (ii) an increase in inventory purchases to maintain an appropriate level of inventory during the company's restructuring activities, as described below in the section titled “—Segment Analysis—Mattress Fabrics Segment—Restructuring Activities,” and (iii) an increase in accounts receivable primarily due to an increase in net sales during the second quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024.

As of October 27, 2024, we had outstanding borrowings totaling $4.1 million under a line of credit agreement associated with our operations located in China.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Net sales	$30,074	$31,377	(4.2)%
Gross profit	2,444	2,483	(1.6)%
Gross profit margin	8.1%	7.9%	20bp
Selling, general, and administrative expenses	3,481	3,419	1.8%
Restructuring expense	2,002	—	100.0%
Loss from operations	(1,037)	(936)	10.8%
Operating margin	(3.4)%	(3.0)%	(40)bp

	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Net sales	$58,150	$60,599	(4.0)%
Gross profit	2,118	4,477	(52.7)%
Gross profit margin	3.6%	7.4%	(380)bp
Selling, general, and administrative expenses	6,704	6,811	(1.6)%
Restructuring expense	4,501	—	100.0%
Loss from operations	(4,586)	(2,334)	96.5%
Operating margin	(7.9)%	(3.9)%	(400)bp

Net Sales

Mattress fabrics sales decreased 4.2% in the second quarter of fiscal 2025 compared to the prior-year period. Mattress fabrics sales decreased 4.0% in the first half of fiscal 2025 compared to the first half of fiscal 2024.

This decrease in net sales for our mattress fabrics segment for both the second quarter and the first half of fiscal 2025 reflects reduced demand due to weakness in the domestic mattress industry, driven by a challenging macroeconomic environment that has affected consumer discretionary spending and housing markets.

Based on demand trends and ongoing macroeconomic challenges, we took aggressive action during the first quarter of fiscal 2025 to bring our manufacturing costs and capacity in line with current and expected demand. We announced a major restructuring plan primarily focused on the mattress fabrics segment early in the first quarter of fiscal 2025, and we are making steady progress on the execution of this restructuring plan, which is expected to be mostly completed by the end of the third quarter of fiscal 2025. See “—Restructuring Activities” below for further details.

Looking ahead, we are diligently focused on winning new placements to increase revenue and margins. However, with no ascertainable catalysts that might be expected to drive recovery in the near term, we expect the current macroeconomic environment will continue to pressure consumer spending and housing market trends (and our net sales) for some time. In the face of these macro headwinds, we are working to manage the aspects of our business we can control, including the execution of our restructuring plan. We believe the strategic actions we are taking will position us for profitable growth opportunities, but greater macro-industry and end-consumer support will be needed to drive recovery in the mattress industry and support our future sales growth. Additionally, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as the potential impact of future tariffs, remain unknown and depend on factors beyond our knowledge or control. These situations could cause disruption to global markets or increased costs that could adversely affect our operations and financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

Loss from operations was $1.0 million for the second quarter of fiscal 2025, compared to loss from operations of $936,000 for the second quarter of fiscal 2024. Loss from operations was $4.6 million for the first half of fiscal 2025, compared to loss from operations of $2.3 million for the first half of fiscal 2024.

Operating performance for both the second quarter and the first half of fiscal 2025, as compared to the prior-year periods, was pressured by lower sales volumes and manufacturing inefficiencies primarily related to our significant restructuring initiatives to gradually wind down our Canadian operation and move certain knitting equipment to our Stokesdale, North Carolina, manufacturing facility, partially offset by lower fixed costs.

We expect manufacturing inefficiencies related our restructuring initiatives, as well as ongoing industry softness affecting sales volumes, will affect profitability through at least the third quarter of fiscal 2025, as we work to implement our restructuring plan to align capacity with current and expected demand. However, we expect these restructuring initiatives, once fully implemented, will enable the mattress fabrics segment to grow more efficiently and profitably with a lower level of fixed costs, even at currently depressed sales levels. See “—Restructuring Activities” below for further details. Importantly, these strategic steps do not limit our ability to grow the mattress fabrics business, but instead allow us to better optimize our global mix of manufacturing capabilities and long-term sourcing partners. We will also consider further adjustments to right-size and restructure our operations as necessary to align with current demand levels, as well as additional reasonable pricing actions as competitive conditions permit to further mitigate and manage inflation.

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

We expect the gradual discontinuance of operations and the closure of the facility located in Quebec, Canada, will be completed by December 31, 2024. The consolidation activity associated with the sewn mattress cover operation located in Haiti was completed during the first quarter of fiscal 2025. These actions are expected to result in restructuring and restructuring related charges for the mattress segment of approximately $7.2 million during fiscal 2025, of which approximately $4.3 million is expected to be cash expenditures.

The $7.2 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) other associated costs of $2.7 million mostly related to relocating equipment from our facility in Quebec, Canada to our facility in Stokesdale, NC, (ii) additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuance of our operations located in Canada noted above totaling $1.3 million, (iii) employee termination benefits of $1.3 million, (iv) $1.1 million related to losses on disposal and valuation of inventory, and (v) lease termination costs of $860,000, (vi) partially offset by net gains on the disposal of equipment totaling $110,000. These restructuring and restructuring related charges exclude any expected gain on the sale of real estate associated with the closure of the Canadian facility, the amount of which is currently undetermined but which will ultimately reduce the amount of the restructuring charges incurred. Based on management's internal analysis we expect cash proceeds from the sale of real estate (net of all taxes and commissions) to exceed the amount of cash restructuring charges incurred.

Based on changes in business and current industry economic conditions, it is possible that the above estimates provided by management to determine restructuring and restructuring related charges incurred during fiscal 2025 and proceeds generated from the sale of the manufacturing facility located in Quebec, Canada, could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

The following summarizes the restructuring and restructuring related charges for the mattress fabrics segment for the three-month period ending October 27, 2024:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 27, 2024
Additional depreciation expense for shortened useful lives of equipment	$465	$1,340
Employee termination benefits	563	1,150
Lease termination costs	179	849
Other Associated Costs	900	1,172
Loss on disposal and markdowns of inventory	769	885
Net gain on disposal of equipment	(105)	(10)
Restructuring expense and restructuring related charges (1) (2)	$2,771	$5,386

(1) Of the total $2.8 million restructuring and restructuring related charges, $2.0 million and $769,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 27, 2024.

(2) Of the total $5.4 million restructuring and restructuring related charges, $4.5 million and $885,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 27, 2024.

Refer to Note 10 of the consolidated financial statements for further details.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Accounts receivable	$10,352	$11,303	$10,003
Inventory	29,253	27,195	27,671
Property, plant & equipment	24,702	32,862	31,472
Right of use assets	275	1,969	1,627
Assets held for sale	3,301	—	—
	$67,883	$73,329	$70,773

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 27, 2024, accounts receivable decreased by $951,000, or 8.4%, compared with October 29, 2023. This reflects the 4.2% decrease in net sales during the second quarter of fiscal 2025, as compared to the second quarter of fiscal 2024. In addition, the decrease in accounts receivable was due to improved payment trends with larger customers during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Accordingly, days’ sales outstanding decreased to 31 days for the second quarter of fiscal 2025, as compared to 33 days for the second quarter of fiscal 2024.

As of October 27, 2024, accounts receivable remained flat compared with April 28, 2024. This trend primarily reflects an increase in net sales for the second quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024, offset by faster cash collections, as we experienced improved payment trends with larger customers during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Net sales for the second quarter of fiscal 2025 were $30.1 million, an increase of 16.8%, compared with net sales of $25.8 million during the fourth quarter of fiscal 2024. Days’ sales outstanding decreased to 31 days for the first quarter of fiscal 2025, as compared to 35 days for the fourth quarter of fiscal 2024.

Inventory

As of October 27, 2024, inventory increased by $2.1 million, or 7.6%, compared with October 29, 2023. In connection with the restructuring activity described above in “Restructuring Activities,” this trend represents an increase in finished goods inventory to accommodate customers while the weaving operation is transitioned to a strategic sourcing model and knitting and finishing capacity is relocated from the manufacturing facility in Quebec, Canada, to our facility in Stokesdale, North Carolina. This increase in finished goods inventory was partially offset by lower raw material purchases related to the gradual discontinuation of operations of the company's manufacturing facility located in Quebec, Canada, as described above in “Restructuring Activities,” and also by the decrease in net sales described above.

As of October 27, 2024, inventory increased by $1.6 million, or 5.7%, compared with April 28, 2024. This increase in inventory represents an increase in net sales of $4.3 million, or 16.8%, during the second quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. This trend is also due to the effect of the restructuring activity described in the preceding paragraph.

Inventory turns were 4.1 for the second quarter of fiscal 2025, as compared with 4.5 for the second quarter of fiscal 2024 and 3.6 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

During fiscal 2024 and continuing through the second quarter of fiscal 2025, property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macro-economic conditions within the home furnishings and bedding industries, as well as the actions taken as described above in “Restructuring Activities.”

The $24.7 million as of October 27, 2024, represents property, plant, and equipment of $22.2 million, $1.6 million, and $889,000 located in the U.S., Canada, and Haiti, respectively. The $32.9 million as of October 29, 2023, represents property, plant, and equipment of $22.2 million, $10.0 million, and $661,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

During fiscal 2024 and continuing through the second quarter of fiscal 2025, right of use assets have steadily decreased due to rent expense incurred over the terms of the existing lease agreements. In addition, in connection with the restructuring activity described above in “Restructuring Activities,” right of use assets (i) decreased due to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and (ii) shortened the period of use associated with two leased facilities located in Quebec, Canada.

The $275,000 as of October 27, 2024, represents a right of use asset in Haiti. The $2.0 million as of October 29, 2023, represents right of use assets of $1.3 million and $663,000 located in Haiti, and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.

Assets Held for Sale

As of October 27, 2024, and in connection with actions described above in “Restructuring Activities,” we classified certain equipment relating to both our U.S. and Canadian operations and our building located in Quebec, Canada, as held for sale. The $3.3 million represents assets held for sale of $2.9 million and $358,000 located in Canada and the U.S., respectively. Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	October 27, 2024		October 29, 2023		% Change
Non-U.S. Produced	$22,372	87%	$24,129	88%	(7.3)%
U.S. Produced	3,228	13%	3,219	12%	0.3%
Total	$25,600	100%	$27,348	100%	(6.4)%

	Six Months Ended
(dollars in thousands)	October 27, 2024		October 29, 2023		% Change
Non-U.S. Produced	$47,709	88%	$48,762	89%	(2.2)%
U.S. Produced	6,352	12%	6,026	11%	5.4%
Total	$54,061	100%	$54,788	100%	(1.3)%

Upholstery fabrics sales decreased 6.4% in the second quarter of fiscal 2025 compared to the prior-year period. Upholstery fabrics sales decreased 1.3% in the first half of fiscal 2025 compared to the first half of fiscal 2024.

The decrease in net sales for our upholstery fabrics segment for both the second quarter and the first half of fiscal 2025 reflects reduced demand for our residential upholstery fabric products as compared to the prior-year periods. This reduced demand was driven primarily by ongoing weakness in the residential home furnishings industry, including increased weakness during the second quarter which resulted in lower order levels as many customers, including a significant customer, adjusted their inventory positions to align with industry softness. Net sales for our hospitality/contract fabrics for both the second quarter and the first half of fiscal 2025 were relatively flat compared to the prior-year periods.

Looking ahead, we expect the lower customer order levels noted above will pressure residential fabric sales during the third quarter of fiscal 2025 as some customers continue to adjust inventory positions. We also expect the soft industry demand backdrop for residential home furnishings may affect our residential business for some period of time. Despite these challenges, we believe our business is well positioned for the long term with our product-driven strategy and innovative product offerings, including our popular portfolio of LiveSmart® performance products, supported by our flexible Asian platform and our long-term supplier relationships. We also believe overall demand remains solid for our hospitality/commercial business.

Notably, the potential ongoing geopolitical disruptions related to wars in Ukraine and the Middle East, as well as the potential impact of future tariffs, remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact of these items on our upholstery fabrics segment, but we note that if conditions worsen in these situations, including shipping disruptions related to wars in the Middle East, or if new tariffs are imposed on our products, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Income from Operations

	Three Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Gross profit	$4,315	$5,389	(19.9)%
Gross margin	16.9%	19.7%	(280)bp
Selling, general, and administrative expenses	3,700	3,998	(7.5)%
Restructuring expense	29	144	(79.9)%
Income from operations	615	1,391	(55.8)%
Operating margin	2.4%	5.1%	(270)bp

	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	Change
Gross profit	$9,833	$10,659	(7.7)%
Gross margin	18.2%	19.5%	(130)bp
Selling, general, and administrative expenses	7,506	7,939	(5.5)%
Restructuring expense	161	482	(66.6)%
Income from operations	2,327	2,720	(14.4)%
Operating margin	4.3%	5.0%	(70)bp

Income from operations was $615,000 for the second quarter of fiscal 2025, compared to income from operations of $1.4 million for the second quarter of fiscal 2024. Income from operations was $2.3 million for the first half of fiscal 2025, compared to income from operations of $2.7 million for the first half of fiscal 2024.

The decrease in upholstery fabrics profitability for the second quarter and the first half of fiscal 2025, as compared to the prior-year periods, primarily reflects lower sales; higher inventory markdown expense during the second quarter (as compared with especially low inventory markdown expense during the prior-year period); a less favorable foreign exchange rate associated with this segment's operations in China; and higher freight costs. These factors were offset somewhat by lower SG&A expense and lower fixed costs during both periods.

Based on market dynamics, we took action during the fourth quarter of fiscal 2024 to restructure our upholstery fabrics finishing operation in China to align with current demand and further leverage our strategic supply relationships. We completed this restructuring initiative during the first quarter of fiscal 2025 (see “—Restructuring Activities—Shanghai, China—Upholstery Fabrics Finishing Operation” below). We believe this move is allowing us to reduce our operating costs while maintaining our ability to support our customers.

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

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

During the third quarter of fiscal 2023, Culp Upholstery Fabrics Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with one facility, and in turn moved the production of upholstery cut and sewn kits to another existing facility leased by Culp Home Fashions Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirectly wholly owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti. This restructuring activity was completed during the third quarter of fiscal 2024 and resulted in cumulative restructuring and restructuring related charges of $1.3 million.

The following summarizes our restructuring expense and restructuring related charges for all restructuring activities for the upholstery fabrics segment for the three-months ending October 27, 2024, and October 29, 2023:

	(1)	(2)
	Three Months Ended	Three Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Employee termination benefits	$—	$2
Impairment loss - equipment	—	142
Other associated costs	29	—
Gain on disposal and markdowns of inventory	—	(78)
Restructuring expense and restructuring related charges (3) (4)	$29	$66

(1) The $29,000 affected our U.S. upholstery fabrics operations and related to cost reductions under the Fiscal 2025 Restructuring Plan, which are described in Note 10 of the consolidated financial statements.

(2) The total $66,000 related to the closure of our upholstery cut and sewn kits operation located in Ouanaminthe, Haiti, as described above.

(3) The total $29,000 was recorded within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ending October 27, 2024.

(4) Of the $66,000 total, $144,000 and $(78,000) were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending October 29, 2023.

The following summarizes our restructuring expense and restructuring related charges for all restructuring activities for the upholstery fabrics segment for the six-months ending October 27, 2024, and October 29, 2023:

	(1)	(2)
	Six Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023
Employee termination benefits	$102	$103
Impairment loss - equipment	—	379
Other associated costs	59	—
Loss on disposal and markdowns of inventory	—	101
Restructuring expense and restructuring related (credits) charges (3) (4)	$161	$583

(1) Of the $161,000, $147,000 affected our U.S. upholstery fabrics operations and related cost reductions under the Fiscal 2025 Restructuring Plan, which are described in Note 10 of the consolidated financial statements. In addition, the $161,000 includes $14,000 related to the rationalization of our upholstery fabrics finishing operation located in Shanghai, China, as described above.

(2) The total $583,000 related to the closure of our upholstery cut and sewn kits operation located in Ouanaminthe, Haiti, as described above.

(3) The total $161,000 was recorded within restructuring expense in the Consolidated Statement of Net Loss for the six-month period ending October 27, 2024.

(4) Of the $583,000 total, $482,000 and $101,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ending October 29, 2023.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
Accounts receivable	$11,978	$11,733	$11,135
Inventory	15,879	17,270	17,172
Property, plant & equipment	1,188	1,175	1,125
Right of use assets	1,120	1,992	1,952
	$30,165	$32,170	$31,384

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of October 27, 2024, accounts receivable increased slightly as compared with October 29, 2023. This trend reflects slower cash collections due to an unfavorable mix of customers with longer payment cycles during the second quarter of fiscal 2025, as compared to the prior-year period. As a result, days’sales outstanding for this segment increased to 39 days for the second quarter of fiscal 2025, compared with 36 days for the second quarter of fiscal 2024. However, the increase in accounts receivable from slower cash collections was partially offset by a decrease in net sales of $1.7 million, or 6.4%, during the second quarter of fiscal 2025, as compared to the second quarter of fiscal 2024.

As of October 27, 2024, accounts receivable increased by $843,000, or 7.6%, compared with April 28, 2024. This trend reflects an increase in net sales of $1.8 million, or 7.7%, during the second quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024. Net sales for the second quarter of fiscal 2025 were $25.6 million, an increase of $1.8 million, or 7.7%, compared with net sales of $23.8 million for the fourth quarter of fiscal 2024. Also, the increase in accounts receivable was attributable to slower cash collections as noted in the preceding paragraph during the second quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024. As a result, days’sales outstanding for this segment increased to 39 days for the second quarter of fiscal 2025, compared with 37 days for the fourth quarter of fiscal 2024.

Inventory

As of October 27, 2024, inventory decreased by $1.4 million, or 8.1%, compared with October 29, 2023. This decrease in inventory primarily represents the decrease in net sales during the second quarter of fiscal 2025, compared with the prior-year period, as described in the above section titled "Segment Analysis-Upholstery Fabrics-Net Sales."

As of October 27, 2024, inventory decreased by $1.3 million, or 7.5%, compared with April 28, 2024. Although net sales for the second quarter of fiscal 2025 increased by $1.8 million, or 7.7%, compared with the fourth quarter of fiscal 2024, this decrease in inventory reflects management's ability to maintain appropriate levels of inventory, taking into account current and expected future demand trends and any changes in our global supply chain.

Inventory turns were 5.1 for the second quarter of fiscal 2025, compared with 4.6 for the second quarter of fiscal 2024 and 4.4 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

As of October 27, 2024, property, plant, and equipment remained relatively flat compared with October 29, 2023, and April 28, 2024, respectively. This trend is mainly due to a reduced level of capital spending commensurate with current unfavorable macro-economic conditions within the home furnishings industry.

The $1.2 million as of October 27, 2024, represents property, plant, and equipment of $1.1 million and $95,000 located in the U.S. and China, respectively. The $1.2 million as of October 29, 2023, represents property, plant, and equipment of $1.0 million and $140,000 located in the U.S. and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.

Right of Use Assets

As of October 27, 2024, right of use assets steadily decreased compared with October 29, 2023, and April 28, 2024. This decrease mostly resulted from rent expense incurred over the terms of the existing respective lease agreements and the termination of our agreement to lease a building associated with our upholstery fabrics finishing operation located in Shanghai, China.

The $1.1 million as of October 27, 2024, represents right of use assets of $925,000 and $195,000 located in the U.S. and China, respectively. The $2.0 million as of October 29, 2023, represents right of use assets of $1.2 million and $818,000 located in China and the U.S., respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in China and the U.S., respectively.

Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	% Change
SG&A expenses	$9,359	$10,045	(6.8)%
Interest expense	30	—	100.0%
Interest income	244	282	(13.5)%
Other expense (income)	508	(49)	N.M.

	Six Months Ended
(dollars in thousands)	October 27, 2024	October 29, 2023	% Change
SG&A expenses	$18,655	$19,874	(6.1)%
Interest expense	58	—	100.0%
Interest income	507	627	(19.1)%
Other expense (income)	913	(145)	N.M.

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the second quarter and first half of fiscal 2025, as compared to the second quarter and first half of fiscal 2024, is primarily due to (i) lower incentive compensation that mostly relates to annual bonuses reflecting unfavorable financial results in relation to pre-established performance targets; (ii) lower employee compensation due to the company's restructuring activities described in the section titled "- Segment Analysis-Mattress Fabrics Segment-Restructuring Activities"; and (iii) lower professional and consulting fees.

Interest Expense

Interest expense represents our borrowings totaling $4.1 million under a line of credit agreement associated with our operations located in China.

Interest Income

The decreases in interest income are due to lower average cash balances during the first two quarters of fiscal 2025, as compared to the first two quarters of fiscal 2024.

Other (Expense) Income

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The change in other expense during the second quarter and first half of fiscal 2025, as compared to other income during the second quarter and first half of fiscal 2024, is due mostly to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts during the second quarter and first half of fiscal 2025, as compared to the prior-year periods. During the second quarter of fiscal 2025, we reported a foreign currency exchange loss associated with our operations located in China totaling $186,000, compared with a foreign currency exchange gain of $228,000 during the second quarter of fiscal 2024. During the first half of fiscal 2025, we reported a foreign currency exchange loss associated with our operations located in China totaling $231,000, compared with a foreign currency exchange gain of $679,000 during the first half of fiscal 2024.

The $231,000 foreign currency exchange loss related to our operations in China was mostly non-cash and was partially offset by $221,000 of income tax benefit, which will decrease our income tax payments and withholding tax payments associated with future earnings and profits repatriated from our operations located in China to the company's U.S. parent. The income tax benefit of $221,000 was associated with deductible foreign currency exchange losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains (losses) related to our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income or tax deductible, as we incur income tax expense (benefit) and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $190,000, or (1.5%) of loss before income taxes, for the six-month period ending October 27, 2024, compared with income tax expense of $1.2 million, or (26.8%) of loss before income taxes, for the six-month period ending October 29, 2023.

Our effective income tax rates for the six-month periods ended October 27, 2024, and October 29, 2023, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended October 27, 2024, and October 29, 2023, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ending October 27, 2024, and October 29, 2023:

	October 27,	October 29,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(18.8)	(32.8)
Tax effects of local currency foreign exchange (losses) gains	(4.5)	5.1
Uncertain income tax positions	2.6	(0.1)
Withholding taxes associated with foreign jurisdictions	(0.7)	(9.9)
Foreign income tax rate differential	—	(5.7)
Stock-based compensation	(0.4)	(4.2)
Other	(0.7)	(0.2)
	(1.5)%	(26.8)%

Our consolidated effective income tax rates for the first half of fiscal 2025 and the first half of fiscal 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first half of fiscal 2025 and the first half of 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first half of fiscal 2025 compared with the first half of fiscal 2024, as our $(12.4) million U.S. pre-tax loss incurred during the first half of fiscal 2025 was significantly greater than the $(5.8) million U.S. pre-tax loss incurred during the first half of fiscal 2024.

During the first half of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(12.7) million, compared with $(4.5) million during the first half of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2024, as compared with the first half of fiscal 2025.

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

As of October 27, 2024, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we are currently expecting significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of October 27, 2024, October 29, 2023, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	October 27, 2024	October 29, 2023	April 28, 2024
U.S. federal and state net deferred income tax assets	$22,060	$17,839	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$24,390	$20,169	$22,004

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of October 27, 2024, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of October 27, 2024, October 29, 2023, and April 28, 2024, we recorded a deferred income tax liability of $5.0 million, $4.6 million, and $4.8 million, respectively.

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

As of October 27, 2024, October 29, 2023, and April 28, 2024, we had a $1.4 million, $1.2 million, and $1.3 million total of gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of October 27, 2024, the unrecognized tax benefit would favorably affect income tax expense in future periods by $1.4 million.

Our gross unrecognized income tax benefit of $1.4 million as of October 27, 2024, relates to income tax positions for which significant change could occur within the next year if the statute of limitations for relevant taxing authorities to examine and challenge the tax position expires.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	October 27,	October 29,
(dollars in thousands)	2024	2023
United States Transition Tax Payment	665	499
China Income Taxes, Net of Refunds	578	1,278
Canada - Income Taxes, Net of Refunds	—	336
	$1,243	$2,113

Future Liquidity

Based on the restructuring plan approved by our board of directors on April 29, 2024, the timing and success of the closure of our Canadian operation, along with the sale of associated real estate (the timing and amount of which sales price is currently undetermined), could have a significant effect on (i) the amount and timing of when and if fiscal 2025 income tax payments will be required; (ii) the amount and timing of withholding tax payments to the Canadian government associated with the repatriation of earnings and profits to the U.S. parent; and (iii) the respective tax rates that will be applied on the sale of equipment. Accordingly, we believe we cannot provide a reasonable estimate of our fiscal 2025 income tax payments associated with our Canadian operation at this time.

Currently, we are projecting annual cash income tax payments of approximately $1.7 million associated with our operations located in China. This estimate is management's current projection only and can be affected by actual earnings versus annual projections, changes in the foreign exchange rates in relation to the U.S. dollar, and the timing of when we will repatriate earnings and profits from China to our U.S. parent.

Currently, we do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2025 due to (i) the accelerated expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards totaling $69.6 million as of April 28, 2024. As of October 27, 2024, we will be required to pay a U.S. federal transition tax payment, in accordance with the 2017 Tax Cuts and Jobs Act of $831,000 by August 15, 2025.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of October 27, 2024, we believe our cash of $10.5 million and the current availability under our revolving credit lines totaling $22.6 million will be sufficient to fund our foreseeable business needs, restructuring activities, capital expenditures, commitments, and contractual obligations. Refer to Note 11 of the consolidated financial statements for further information regarding our revolving credit lines.

As of October 27, 2024, our cash totaled $10.5 million, which represents a slight increase compared with cash of $10.0 million as of April 28, 2024. This increase was mostly due to $4.0 million in cash proceeds from borrowings on a line of credit associated with our operations located in China and $527,000 in cash proceeds from the sale of equipment associated with our restructuring activities, mostly offset by $1.6 million in capital expenditures and $2.6 million of net cash used in operating activities.

Our net cash used in operating activities was $2.6 million during the first half of fiscal 2025, a decrease of $1.9 million compared with net cash used in operating activities of $4.5 million during the first half of fiscal 2024. This trend mostly reflects (i) an increase in accounts payable due to an increase in inventory purchases from significant vendors who extended their terms during the first half of fiscal 2025 compared with fiscal 2024, partially offset by (ii) an increase in inventory purchases to maintain an appropriate level of inventory during the company's recent restructuring activities, as described above in the section titled “—Segment Analysis—Mattress Fabrics Segment—Restructuring Activities,” and (iii) an increase in accounts receivable primarily due to an increase in net sales during the second quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024.

As of October 27, 2024, we had outstanding borrowings totaling $4.1 million under a line of credit agreement associated with our operations located in China.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” for further detail.

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

By Geographic Area

A summary of our cash by geographic area follows:

	October 27,	October 29,	April 28,
(dollars in thousands)	2024	2023	2024
United States	$1,189	$5,047	$2,912
China	9,102	9,301	6,554
Canada	49	482	371
Haiti	142	375	86
Vietnam	41	—	81
Cayman Islands	8	9	8
	$10,531	$15,214	$10,012

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

We did not repurchase any shares of common stock during the six month periods ending October 27, 2024, or October 29, 2023, respectively.

As of October 27, 2024, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the second quarter of fiscal 2025, fiscal 2024, and fiscal 2023.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $33.4 million as of October 27, 2024, compared with $38.4 million as of October 29, 2023, and $38.5 million as of April 28, 2024. Operating working capital turnover was 6.0 during the second quarter of fiscal 2025, compared with 5.5 during the second quarter of fiscal 2024 and 5.8 during the fourth quarter of fiscal 2024.

Accounts Receivable

Accounts receivable was $22.3 million as of October 27, 2024, a decrease of $706,000, or 3.1%, compared with $23.0 million as of October 29, 2023. This trend was mostly due to a 5.2% decrease in consolidated nets sales during the second quarter of fiscal 2025, as compared to the second quarter of fiscal 2024. Days’ sales outstanding were 35 days for the second quarter of fiscal 2025, and were slightly higher compared with 34 days for the second quarter of fiscal 2024.

Accounts receivable as of October 27, 2024, increased $1.2 million, or 5.6%, compared with $21.1 million as of April 28, 2024. This trend was due to a 12.4% increase in net sales during the second quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024. However, this increase in accounts receivable was partially offset by faster cash collections stemming from improved payment trends with larger customers associated with our mattress fabrics segment during the second quarter of fiscal 2025, compared with the fourth quarter of fiscal 2024. As a result, days’ sales outstanding decreased to 35 days for the second quarter of fiscal 2025, compared with 36 days for the fourth quarter of fiscal 2024.

Inventory

Inventory was $45.1 million as of October 27, 2024, and was comparable to $44.5 million and $44.8 million as of October 29, 2023, and April 28, 2024, respectively. This trend represents management's ability to maintain an appropriate level of inventory during the company's recent restructuring plan as described above in the section titled “—Segment Analysis — Mattress Fabrics Segment — Restructuring Activities,” and taking into account current and expected future demand trends and any changes in our global supply chain.

Inventory turns were 4.5 for the second quarter of fiscal 2025, as compared with 4.6 for the second quarter of fiscal 2024 and 3.9 for the fourth quarter of fiscal 2024.

Accounts Payable - Trade

As of October 27, 2024, accounts payable - trade was $32.4 million, which represents a significant increase compared with $27.9 million and $25.6 million as of October 29, 2023, and April 28, 2024, respectively. This trend mostly represents an increase in inventory purchases from significant vendors who extended credit terms during the second quarter of fiscal 2025, as compared with the second quarter of fiscal 2024 and the fourth quarter of fiscal 2024.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of October 27, 2024, we had outstanding borrowings totaling $4.1 million under a line of credit agreement associated with our operations located in China. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of October 27, 2024, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first half of fiscal 2025 totaled $1.6 million, compared with $2.0 million during the first half of fiscal 2024. This level of capital spending reflects reduced capital spending during the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

Depreciation expense was $4.4 million for the first half of fiscal 2025, compared with $3.3 million for the same period a year ago, and was mostly related to our mattress fabrics segment for both periods. In addition, for the first half of fiscal 2025, depreciation expense for the mattress fabrics segment included $1.3 million of additional depreciation expense related to the shortening of useful lives of equipment associated with our manufacturing facility located in Quebec, Canada. This $1.3 million of additional depreciation expense was classified as restructuring expense in the Consolidated Statement of Net Loss for the six-month period ending October 27, 2024.

For the remainder of fiscal 2025, our capital spending will be centered on our mattress fabrics segment, with a strategic focus on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of October 27, 2024, we had amounts due regarding capital expenditures totaling $602,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $602,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of October 27, 2024, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $571,000.

Critical Accounting Policies and Recent Accounting Developments

As of October 27, 2024, there were no changes in our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2024.

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

During fiscal 2024 and continuing through the second quarter of fiscal 2025, raw material costs started to decline due to slowing global demand; however, the cost of labor remained challenging during fiscal 2024 and continuing through the second quarter of fiscal 2025.

Inflationary pressures also affected consumer spending during fiscal 2024 and continuing through the second quarter of fiscal 2025, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand from producers of home furnishings for our mattress fabrics and residential upholstery fabrics products during fiscal 2024 and in the second quarter of fiscal 2025.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the "Amended Agreement") to establish an asset-based revolving credit facility that required interest to be charged at a rate calculated using an applicable margin over Federal Reserve Bank of New York's secured overnight fund rate (SOFR), as defined in the Amended Agreement. The interest rate under the Amended Agreement as of October 27, 2024, was 6.33%. As of October 27, 2024, there were no outstanding borrowings under the Amended Agreement.

Effective March 20, 2024, we entered into an unsecured credit agreement with a financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.60% as of October 27, 2024). There were outstanding borrowings under this agreement totaling $4.1 million as of October 27, 2024.

On November 5, 2024, we entered into an unsecured credit agreement with another financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points (2.60% as of October 27, 2024). There were no outstanding borrowings under this agreement as of October 27, 2024.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of October 27, 2024, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of October 27, 2024, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act, is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended October 27, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 27, 2024. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended October 27, 2024. Our risk factors are disclosed in Item 1A “Risk Factors” of the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
July 29, 2024 to September 1, 2024	—	—	—	$3,248,094
September 2, 2024 to September 29, 2024	—	—	—	$3,248,094
September 30, 2024 to October 27, 2024	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended October 27, 2024, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are submitted as part of this report.

3.1 Amended and Restated Bylaws effective as of September 26, 2024, were filed as Exhibit 3.1 to the Current Report on

Form 8-K filed September 27, 2024 (Commission File No. 001-12597), and incorporated herein by reference.

10.1 Form of Annual Incentive Award Agreement.

10.2 Form of Restricted Stock Unit Award Agreement for restricted stock units granted to executive officers pursuant to the

Amended and Restated Equity Incentive Plan.

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

CULP, INC. (Registrant)

Date: December 6, 2024	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)