Form 10-Q
period 2025-01-26
CULP INC
filed 2025-03-07
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2025

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

410 W. English Road 5th Floor
High Point, North Carolina	27262
(Address of principal executive offices)	(zip code)

1823 Eastchester Drive
High Point, North Carolina, 27265-1402
(Former address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of March 7, 2025: 12,559,129

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended January 26, 2025

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED JANUARY 26, 2025, AND JANUARY 28, 2024

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	January 26,	January 28,
	2025	2024
Net sales	$52,253	$60,418
Cost of sales	(45,906)	(52,715)
Gross profit	6,347	7,703
Selling, general and administrative expenses	(8,579)	(9,493)
Restructuring (expense) credit	(1,655)	50
Loss from operations	(3,887)	(1,740)
Interest expense	(63)	—
Interest income	255	284
Other income (expense)	15	(705)
Loss before income taxes	(3,680)	(2,161)
Income tax expense	(446)	(1,027)
Net loss	(4,126)	$(3,188)

Net loss per share - basic	$(0.33)	$(0.26)
Net loss per share - diluted	$(0.33)	$(0.26)
Average shares outstanding, basic	12,559	12,470
Average shares outstanding, diluted	12,559	12,470

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE NINE MONTHS ENDED JANUARY 26, 2025, AND JANUARY 28, 2024

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	NINE MONTHS ENDED
	January 26,	January 28,
	2025	2024
Net sales	$164,464	$175,804
Cost of sales	(147,050)	(153,067)
Gross profit	17,414	22,737
Selling, general and administrative expenses	(27,235)	(29,366)
Restructuring expense	(6,317)	(432)
Loss from operations	(16,138)	(7,061)
Interest expense	(121)	—
Interest income	761	911
Other expense	(898)	(560)
Loss before income taxes	(16,396)	(6,710)
Income tax expense	(635)	(2,244)
Net loss	$(17,031)	$(8,954)

Net loss per share - basic	$(1.36)	$(0.72)
Net loss per share - diluted	$(1.36)	$(0.72)
Average shares outstanding, basic	12,514	12,419
Average shares outstanding, diluted	12,514	12,419

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 26, 2025, AND JANUARY 28, 2024

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	January 26,	January 28,
	2025	2024
Net loss	$(4,126)	$(3,188)
Unrealized holding (loss) gain on investments, net of tax	(5)	94
Comprehensive loss	$(4,131)	$(3,094)

	NINE MONTHS ENDED
	January 26,	January 28,
	2025	2024
Net loss	$(17,031)	$(8,954)
Unrealized holding gain on investments, net of tax	98	69
Comprehensive loss	$(16,933)	$(8,885)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 26, 2025, JANUARY 28, 2024, AND APRIL 28, 2024

UNAUDITED

(Amounts in Thousands)

	January 26,	January 28,	April 28,
	2025	2024	2024*
Current assets:
Cash and cash equivalents	$5,279	$12,585	$10,012
Short-term investments - rabbi trust	1,753	937	903
Accounts receivable, net	23,159	23,686	21,138
Inventories	48,599	46,877	44,843
Short-term notes receivable	526	260	264
Current income taxes receivable	1,137	476	350
Assets held for sale	2,214	—	—
Other current assets	2,619	4,237	3,371
Total current assets	85,286	89,058	80,881

Property, plant and equipment, net	25,939	34,021	33,182
Right of use assets	6,103	6,952	6,203
Intangible assets	1,594	1,970	1,876
Long-term investments - rabbi trust	6,250	7,083	7,102
Long-term notes receivable	1,254	1,530	1,462
Deferred income taxes	490	531	518
Other assets	639	853	830
Total assets	$127,555	$141,998	$132,054

Current liabilities:
Lines of credit	$5,384	$—	$—
Accounts payable - trade	32,717	29,793	25,607
Accounts payable - capital expenditures	439	19	343
Operating lease liability - current	2,025	2,524	2,061
Deferred compensation - current	1,753	937	903
Deferred revenue	697	1,798	1,495
Accrued expenses	6,079	7,300	6,726
Accrued restructuring	723	—	—
Income taxes payable - current	828	1,070	972
Total current liabilities	50,645	43,441	38,107

Operating lease liability - long-term	3,127	2,656	2,422
Income taxes payable - long-term	1,400	2,072	2,088
Deferred income taxes	6,582	6,177	6,379
Deferred compensation - long-term	6,151	6,856	6,929
Total liabilities	67,905	61,202	55,925
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,559,129 at January 26, 2025; 12,469,903 at January 28, 2024, and 12,469,903 at April 28, 2024	628	624	624
Capital contributed in excess of par value	45,461	44,843	45,011
Accumulated earnings	13,345	35,241	30,376
Accumulated other comprehensive income	216	88	118
Total shareholders' equity	59,650	80,796	76,129
Total liabilities and shareholders' equity	$127,555	$141,998	$132,054

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 26, 2025, AND JANUARY 28, 2024

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	January 26,	January 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,031)	$(8,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,288	4,897
Non-cash inventory credit	(1,022)	(1,978)
Amortization	301	291
Stock-based compensation	522	747
Deferred income taxes	231	172
Gain on sale of equipment	(27)	(284)
Non-cash restructuring expenses	2,143	330
Foreign currency exchange loss (gain)	(97)	(347)
Changes in assets and liabilities:
Accounts receivable	(2,029)	1,040
Inventories	(2,730)	—
Other current assets	737	(1,190)
Other assets	98	(107)
Accounts payable – trade	7,184	963
Deferred revenue	(798)	606
Accrued restructuring	753	—
Accrued expenses and deferred compensation	(335)	(1,437)
Income taxes	(1,613)	(719)
Net cash used in operating activities	(9,425)	(5,970)
Cash flows from investing activities:
Capital expenditures	(2,440)	(3,249)
Proceeds from the sale of equipment	1,450	363
Proceeds from note receivable	270	240
Proceeds from the sale of investments (rabbi trust)	699	1,224
Purchase of investments (rabbi trust)	(599)	(704)
Net cash used in investing activities	(620)	(2,126)
Cash flows from financing activities:
Procceds from lines credit	7,898	—
Payments on lines of credit	(2,500)	—
Common stock surrendered for withholding taxes payable	(68)	(146)
Net cash provided by (used in) financing activities	5,330	(146)
Effect of exchange rate changes on cash and cash equivalents	(18)	(137)
Decrease in cash and cash equivalents	(4,733)	(8,379)
Cash and cash equivalents at beginning of year	10,012	20,964
Cash and cash equivalents at end of period	$5,279	12,585

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 26, 2025

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 28, 2024 *	12,469,903	$624	$45,011	$30,376	$118	$76,129
Net loss	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	—	—	176	—	—	176
Unrealized gain on investments	—	—	—	—	80	80
Balance, July 28, 2024	12,469,903	$624	$45,187	$23,115	$198	$69,124
Net loss	—	—	—	(5,644)	—	(5,644)
Stock-based compensation	—	—	188	—	—	188
Unrealized gain on investments	—	—	—	—	23	23
Common stock issued in connection with the vesting of time-based restricted stock units	102,720	5	(5)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,494)	(1)	(67)	—	—	(68)
Balance, October 27, 2024	12,559,129	$628	$45,303	$17,471	$221	$63,623
Net loss	—	—	—	(4,126)	—	(4,126)
Stock-based compensation	—	—	158	—	—	158
Unrealized loss on investments	—	—	—	—	(5)	(5)
Balance, January 26, 2025	12,559,129	$628	$45,461	$13,345	$216	$59,650

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

The company's nine months ended January 26, 2025, and January 28, 2024, each represent 39-week periods.

2. Significant Accounting Policies

As of January 26, 2025, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year then ended April 28, 2024.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements through the third quarter of fiscal 2025.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Improvements to Reportable Segment Disclosures ("ASU 2023-07") which enhances disclosure requirements to segment reporting including (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) that are included within each measure of segment profit or loss, (ii) other segment items by reportable segment as defined by ASU 2023-07, and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of each segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for public entities starting in annual periods beginning after December 15, 2023, (i.e., our fiscal 2025 annual report) and interim periods beginning after December 15, 2024 (i.e., first quarter of fiscal 2026 interim report). The company expects that the adoption of ASU 2023-07 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 14.

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures ("ASU 2023-09"), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 15.

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

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Beginning balance	$356	$342
Provision for bad debts	150	349
Write-offs, net of recoveries	1	(30)
Ending balance	$507	$661

During the nine-month periods ended January 26, 2025, and January 28, 2024, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’ (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which, in turn, were used to determine our allowance for doubtful accounts totaling $507,000 and $661,000 as of January 26, 2025, and January 28, 2024, respectively.

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

Contract Assets & Liabilities

Certain contracts, primarily those for customized fabrication and installation services associated with Read, require payments in advance in the form of customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. If payments in advance are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements. There were no contract assets recognized as of January 26, 2025, January 28, 2024, or April 28, 2024.

A summary of the activity associated with deferred revenue follows:

	Nine months ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Beginning balance	$1,495	$1,192
Revenue recognized on contract liabilities	(3,134)	(2,893)
Payments received for services not yet rendered	2,336	3,499
Ending balance	$697	$1,798

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended January 26, 2025:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$28,642	$20,345	$48,987
Services transferred over time	—	3,266	3,266
Total Net Sales	$28,642	$23,611	$52,253

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ended January 26, 2025:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$86,792	$68,312	$155,104
Services transferred over time	—	9,360	9,360
Total Net Sales	$86,792	$77,672	$164,464

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended January 28, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$30,021	$28,604	$58,625
Services transferred over time	—	1,793	1,793
Total Net Sales	$30,021	$30,397	$60,418

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ended January 28, 2024:

	Mattress	Upholstery
(dollars in thousands)	Fabrics	Fabrics	Total
Products transferred at a point in time	$90,619	$77,572	$168,191
Services transferred over time	—	7,613	7,613
Total Net Sales	$90,619	$85,185	$175,804

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Raw materials	$5,502	$8,214	$6,214
Work-in-process	2,371	2,388	1,854
Finished goods	40,726	36,275	36,775
	$48,599	$46,877	$44,843

Measurement of Inventory to Net Realizable Value

We recorded a non-cash inventory net credit of $1.0 million for the nine months ended January 26, 2025, which represents adjustments made to our inventory markdowns reserve estimated based on our policy for aged inventory for both the mattress and upholstery fabrics segments (see Note 10 of the consolidated financial statements for further details regarding markdowns of inventory associated with the Fiscal 2025 Restructuring Plan).

We recorded a non-cash inventory net credit of $2.0 million for the nine months ended January 28, 2024. This non-cash inventory credit represents a credit of $2.0 million related to adjustments made to our inventory markdown reserve estimated based on our policy for aged inventory for both our mattress and upholstery fabrics segments, partially offset by a charge of $40,000 which represents markdowns of inventory related to the discontinuance of production of cut and sewn upholstery kits at our facility in Ouanaminthe, Haiti.

Assessment

As of January 26, 2025, we reviewed our mattress fabrics and upholstery fabrics inventories to determine if any additional reductions of inventory in excess of the amount recorded based on our policy for aged inventory were necessary. Based on our assessment, no additional write downs of inventories to their net realizable value were recorded for the nine months ended January 26, 2025, other than the markdowns of inventory associated with our restructuring activities described in Note 10 of the consolidated financial statements.

Based on the current unfavorable macroeconomic conditions related to the home furnishings and bedding industry, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts or our results. These differences could result in higher than expected inventory provisions, which could adversely affect the company’s results of operations and financial condition in the near term.

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Tradename	$540	$540	$540
Customer relationships, net	809	1,110	1,035
Non-compete agreement, net	245	320	301
	$1,594	$1,970	$1,876

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore is not being amortized. However, we are required to assess this tradename annually or between annual tests if we believe indicators of impairment exist. Based on our assessment as of January 26, 2025, no indicators of impairment existed, and therefore we did not record any asset impairment charges associated with our tradename through the third quarter of fiscal 2025.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Beginning balance	$1,035	$1,335
Amortization expense	(226)	(225)
Ending balance	$809	$1,110

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively. Accumulated amortization for these customer relationships was $2.3 million, $2.0 million, and $2.1 million as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively.

The remaining amortization expense for each of the next five fiscal years and thereafter are as follows: FY 2025 - $75,000; FY 2026 - $301,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; and thereafter - $51,000.

The weighted average amortization period for our customer relationships was 3.2 years as of January 26, 2025.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Beginning balance	$301	$377
Amortization expense	(56)	(57)
Ending balance	$245	$320

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively. Accumulated amortization for our non-compete agreement was $1.8 million, $1.7 million, and $1.7 million as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively.

The remaining amortization expense for each of the next five years and thereafter are as follows: FY 2025 - $19,000; FY 2026 - $76,000; FY 2027 - $76,000; FY 2028 - $74,000.

The weighted average amortization period for the non-compete agreement was 3.3 years as of January 26, 2025.

Impairment of Definite Lived Assets - Mattress Fabrics Segment

As of January 26, 2025, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $35.3 million commencing in the second quarter of fiscal 2023, and continuing through the third quarter of fiscal 2025. We believe this significant cumulative operating loss stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which demand has now shifted to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Mattress Asset Group totaled $24.9 million, which represents property, plant, and equipment of $24.2 million, right of use assets of $200,000, customer relationships of $268,000, and a non-compete agreement of $245,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Mattress Asset Group as of January 26, 2025.

7. Notes Receivable

Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti")

In connection with the restructuring activity within our upholstery fabrics cut and sew operation located in Ouanaminthe, Haiti, effective January 24, 2023, CUF Haiti entered into an agreement to terminate a lease of a facility (“Termination Agreement”). See Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

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

Effective May 1, 2023, CUF Haiti formally assigned the $2.4 million note receivable to Culp, Inc. (its U.S. parent).

The following table represents the remaining future principal payments as of January 26, 2025:

(dollars in thousands)
2025	$90
2026	360
2027	360
2028	360
2029	360
Thereafter	240
Undiscounted value of note receivable	$1,770
Less: unearned interest income	(240)
Present value of note receivable	$1,530

As of January 26, 2025, this note receivable totaled $1.5 million, of which $276,000 and $1.3 million were classified as short-term note receivable and long-term note receivable, respectively. As of January 28, 2024, this note receivable totaled $1.8 million, of which $260,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively. As of April 28, 2024, this note receivable totaled $1.7 million, of which $264,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively.

We classified amortization of unearned interest income totaling $74,000 and $85,000 within interest income on our consolidated statements of net loss during the nine-month periods ended January 26, 2025, and January 28, 2024, respectively.

As of January 26, 2025, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all of the required principal payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Home Fashions - Haiti, Ltd. ("CHF Haiti")

Effective August 2, 2024, CHF Haiti entered into an agreement to terminate a lease of a facility (“CHF Termination Agreement”). Pursuant to the terms of the CHF Termination Agreement, CHF Haiti is entitled to a payment of $250,000 from the lessor at the earlier of February 28, 2025, or 15 days after a new lease with a third party lessee is signed. In connection with the CHF Termination Agreement, CHF Haiti has been fully and unconditionally discharged from all of its remaining obligations under this lease.

As of January 26, 2025, there is no expected credit loss related to the collectability of this note receivable as it was paid in full on February 28, 2025, (fourth quarter of fiscal 2025) in accordance with the terms of the agreement.

8. Assets Held for Sale

In connection with the closure of our mattress fabrics manufacturing facility located in Quebec, Canada, (see Note 10 of the consolidated financial statements for further details regarding our Fiscal 2025 Restructuring Plan), we had assets held for sale totaling $2.2 million that are presented separately on the January 26, 2025, consolidated balance sheet, and are no longer being depreciated.

During the third quarter of fiscal 2025, we determined that the carrying value of the assets classified as held for sale were less than or equal to their fair value. The fair value used in this determination was based on quoted market prices and from third party buyer sales offers which are either directly or indirectly observable, and therefore we believe this information is classified as Level 2 within the fair value hierarchy (see Note 12 for further explanation of the fair value hierarchy).

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Compensation, commissions and related benefits	$2,318	$3,771	$4,204
Other accrued expenses	3,761	3,529	2,522
	$6,079	$7,300	$6,726

10. Restructuring Activities

Mattress Fabrics Segment, Upholstery Fabrics Segment, and Unallocated Corporate

Fiscal 2025 Restructuring Plan

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (5) reduce unallocated corporate expenses and shared service expenses.

As of the end of the third quarter of fiscal 2025, production at our facility located in Quebec, Canada has been discontinued and we have entered into a conditional agreement for the sale of this facility, subject to due diligence and other conditions. The consolidation of our sewn mattress cover operation located in Haiti was completed during the first quarter of fiscal 2025. For fiscal 2025, these actions are expected to result in restructuring and restructuring related charges of approximately $8.5 million, of which approximately $5.3 million is expected to be cash expenditures. The $8.5 million of estimated restructuring and restructuring related charges represents approximately $8.3 million and $155,000 associated with the mattress fabrics and upholstery fabrics segments, respectively.

The $8.3 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) other associated costs of $3.3 million mostly related to relocating equipment from our facility in Quebec, Canada to our facility in Stokesdale, North Carolina, (ii) additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuance of our operations located in Canada noted above totaling $1.3 million, (iii) employee termination benefits of $1.4 million, (iv) $1.5 million related to losses on disposal and valuation of inventory, and (v) lease termination costs of $849,000, partially offset by net gains on the disposal of equipment totaling $42,000. These restructuring and restructuring related charges exclude any expected gain from the sale of the Canadian facility, which would ultimately reduce the amount of the restructuring charges incurred. Based on changes in business and current unfavorable economic conditions related to the home furnishings and bedding industries, it is possible that the above estimates provided by management, to determine restructuring and restructuring related charges incurred during fiscal 2025 could be materially different from the actual results, and therefore could adversely affect the success of this restructuring plan.

The above-referenced conditional agreement for the sale of our Canadian facility includes a purchase price of $15.5 million CAD ($10.8 million USD as of January 26, 2025), contingent on the satisfaction of certain due diligence and closing conditions. Assuming the completion of the transaction, the company currently expects the proceeds from the sale (net of all taxes and commissions) to exceed the amount of cash restructuring charges incurred in connection with the Fiscal 2025 Restructuring Plan.

The following summarizes accrued restructuring costs for the nine-month period ended January 26, 2025:

	Employee	Other
	Termination	Associated
(dollars in thousands)	Benefits	Costs	Total
Beginning balance	$—	$—	$—
Expenses incurred	1,535	2,730	4,265
Change in estimate adjustments	(107)	—	(107)
Payments	(896)	(2,509)	(3,405)
Foreign currency exchange remeasurement	(14)	(16)	(30)
Ending Balance	$518	$205	$723

The following summarizes restructuring and restructuring related charges for the three-month and nine-month periods ended January 26, 2025:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 26, 2025
Additional depreciation expense for shortened useful lives of equipment	$—	$1,339
Employee termination benefits	176	1,428
Other associated costs	1,512	2,730
Loss on disposal, valuation, and markdowns of inventory	624	1,509
Lease termination costs	—	849
Net gain on disposal of equipment	(33)	(43)
Restructuring expense and restructuring related charges (1) (2)	$2,279	$7,812

(1) Of the total $2.3 million restructuring and restructuring related charges, $1.7 million and $624,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ending January 26, 2025. The $2.3 million mostly relates to the mattress fabrics segment.

(2) Of the total $7.8 million restructuring and restructuring related charges, $6.3 million and $1.5 million were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ending January 26, 2025. The $7.8 million mostly relates to the mattress fabrics segment.

Upholstery Fabrics Segment

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing in China operation to align with current demand trends and will continue to leverage our strategic supply relationships to meet customer finishing needs. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in cumulative restructuring and restructuring related charges totaling $218,000.

The following summarizes the activity in accrued restructuring costs for the nine-month period ended January 26, 2025:

(dollars in thousands)	Total
Beginning balance (1)	$3
Expenses incurred (2)	14
Payments	(17)
Ending balance	$—

(1) Accrued restructuring expense of $3,000 was reported within accrued expenses in the Consolidated Balance Sheet for the period ended April 28, 2024.

(2) Expenses incurred represent other associated costs and were recognized in our Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025.

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

During the third quarter of fiscal 2023, Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease associated with one facility and, in turn, moved the production of upholstery cut and sewn kits to an existing facility leased by Culp Home Fashions - Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti.

The following summarizes our restructuring (credit) expense and restructuring related (credit) charge for the three months and nine months ended January 28, 2024:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	Janaury 28, 2024	Janaury 28, 2024
Employee termination benefits	$—	$103
Impairment loss - leasehold improvements and equipment	—	329
Gains on sale of equipment	(50)	—
(Gain) loss on disposal and markdowns of inventory	(61)	40
Restructuring expense and restructuring related (credits) charges (1) (2)	$(111)	$472

(1) Of the total $(111,000), $(50,000) and $(61,000) were recorded within restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended January 28, 2024.

(2) Of the total $472,000, $432,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended January 28, 2024.

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

Overall

Interest is charged at a rate (applicable interest rate of 5.80%, 6.81%, and 6.81% as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively) calculated using the Applicable Margin over SOFR based on the borrower's excess availability under the ABL Facility, as defined in the ABL Credit Agreement.

There were $925,000, $535,000, and $535,000 of outstanding letters of credit provided by the ABL Credit Agreement as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively. As of January 26, 2025, the borrower had $75,000 remaining for the issuance of additional letters of credit under the ABL Credit Agreement.

There were no borrowings outstanding under the ABL Credit Agreement as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively.

As of January 26, 2025, our available borrowings calculated under the provisions of the ABL Credit Agreement totaled $23.2 million of which we borrowed $6.0 million from January 27, 2025, through March 7, 2025.

Denominated in Chinese Yuan Renminbi (“RMB”)

Agricultural Bank of China - RMB Unsecured Credit Agreement

Effective March 20, 2024, we entered into an unsecured credit agreement denominated in RMB that provides for a line of credit up to 29.0 million RMB ($4.0 million USD as of January 26, 2025). Of this 29.0 million RMB line of credit, 9.6 million RMB, 9.7 million RMB, and 9.7 million RMB expire on March 7, 2025, March 8, 2025, and March 9, 2025, respectively. Interest charged under this agreement is based on the Loan Prime Rate ("LPR") in China minus 50 basis points at the time of borrowing, which represents 2.95%.

As of January 26, 2025, the amount outstanding was 29.0 million RMB ($4.0 million USD) which we expect to repay during the fourth quarter when the line of credit expires based on the dates noted in the preceding paragraph. Currently, we are negotiating the terms for a renewal of this agreement, which is expected to be finalized during the fourth quarter of fiscal 2025, and such terms are not expected to adversely affect our liquidity.

Bank of China - RMB Credit Agreement

Effective November 5, 2024, we entered into a credit agreement (“Agreement”) denominated in RMB that provides 10.0 million RMB ($1.4 million USD as of January 26, 2025) for an unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of January 26, 2025) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 6, 2025, and July 31, 2025, respectively. Interest is charged under the Agreement based on the LPR in China minus 50 basis points at the time of borrowing which represents 2.60%.

As of January 26, 2025, the amount outstanding under the working capital loan, which represents the total amount available, was 10.0 million RMB ($1.4 million USD). The working capital loan was used to fund certain working capital expenditures incurred in China. As of January 26, 2025, there were no outstanding for letters of credit under the Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 26, 2025, we were in compliance with our financial covenants.

Interest payments of $16,000 were made during the nine-month period ended January 26, 2025. There were no interest payments during the nine-month period ended January 28, 2024.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of January 26, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,606	N/A	N/A	$6,606
Growth Allocation Mutual Funds	835	N/A	N/A	835
S&P 500 Index Fund	275	N/A	N/A	275
Other	287	N/A	N/A	287

	Fair value measurements as of January 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,995	N/A	N/A	$6,995
Growth Allocation Mutual Funds	656	N/A	N/A	656
S&P 500 Index Fund	156	N/A	N/A	156
Other	213	N/A	N/A	213

	Fair value measurements as of April 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,910	N/A	N/A	$6,910
Growth Allocation Mutual Funds	691	N/A	N/A	691
S&P 500 Index Fund	176	N/A	N/A	176
Other	228	N/A	N/A	228

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants in our deferred compensation plan (the “Plan”), that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of January 26, 2025, our investments associated with the Trust totaled $8.0 million, of which $1.8 million, and $6.2 million were classified as short-term and long-term, respectively. As of January 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $937,000 and $7.1 million were classified as short-term and long-term, respectively. As of April 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $903,000 and $7.1 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain (loss) of $216,000, $88,000, and $118,000 as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively.

The fair value of our long-term investments associated with the Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, lines of credit, accounts payable, and accrued expenses approximated their fair value because of the short maturity of these financial instruments.

13. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net loss per share were 12,559,000 and 12,470,000 for the three months ended January 26, 2025, and January 28, 2024, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	January 26, 2025	January 28, 2024
Antidilutive effect from decrease in the price per share of our common stock	—	15
Antidilutive effect from net loss incurred during the fiscal quarter	123	81
Total unvested shares of common stock not included in
computation of diluted net loss per share	123	96

Weighted average shares used in the computation of basic and diluted net loss per share were 12,514,000 and 12,419,000 for the nine months ending January 26, 2025, and January 28, 2024, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Nine months ended
(in thousands)	January 26, 2025	January 28, 2024
antidilutive effect from decrease in the price per share of our common stock	—	4
antidilutive effect from net loss incurred during the fiscal year	135	126
total unvested shares of common stock not included in
computation of diluted net loss per share	135	130

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

Financial Information

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executives and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses. Segment assets include assets used in the operations of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and right of use assets. The mattress fabrics segment also includes assets held for sale associated with property, plant, and equipment related to the Fiscal 2025 Restructuring Plan announced on April 29, 2024 (see Note 10 to the consolidated financial statements for further details regarding this restructuring plan). Intangible assets are not included in segment assets, as these assets are not used by the Chief Operating Decision Maker to evaluate the respective segment’s operating performance, allocate resources to individual segments, or determine executive compensation.

Statements of operations for our operating segments are as follows:

	Three months ended
	January 26, 2025	January 28, 2024
Net sales by segment:
Mattress fabrics	$28,642	$30,021
Upholstery fabrics	23,611	30,397
Net sales	$52,253	$60,418
Gross profit:
Mattress fabrics	$2,743	$1,520
Upholstery fabrics	4,228	6,122
Segment gross profit	6,971	7,642
Restructuring related (charge) credit (1)(2)	(624)	61
Gross profit	$6,347	$7,703
Selling, general, and administrative expenses by segment:
Mattress fabrics	$3,176	$3,102
Upholstery fabrics	3,549	4,030
Unallocated corporate expenses	1,854	2,361
Selling, general, and administrative expenses	$8,579	$9,493
(Loss) income from operations by segment:
Mattress fabrics	$(433)	$(1,582)
Upholstery fabrics	679	2,092
Unallocated corporate expenses	(1,854)	(2,361)
Total segment loss from operations	$(1,608)	$(1,851)
Restructuring related (charge) credit (1) (2)	(624)	61
Restructuring expense (3)(4)	(1,655)	50
Loss from operations	$(3,887)	$(1,740)
Interest expense	(63)	—
Interest income	255	284
Other income (expense)	15	(705)
Loss before income taxes	$(3,680)	$(2,161)

(1) During the three months ended January 26, 2025, gross profit includes restructuring related charges totaling $624,000 for losses on the disposal and valuation of inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada.

(2) During the three months ended January 28, 2024, gross profit includes a restructuring related credit of $61,000 for the gain on disposal of inventory related to the discontinuation of production of cut and sewn upholstery kits at the company's facility located in Ouanaminthe, Haiti.

(3) During the three months ended January 26, 2025, restructuring expense of $1.7 million mostly relates to the mattress fabrics segment. The $1.7 million restructuring expense represents (i) $1.5 million for the consolidation of our mattress fabrics operations located in Quebec, Canada into our facility located in Stokesdale, North Carolina and (ii) $176,000 for employee termination benefits, partially offset by (iii) a net gain of $(33,000) for the impairment and sale of equipment. See Note 10 to the consolidated financial statements for further details and description of our Fiscal 2025 Restructuring Plan.

(4)The restructuring credit of $50,000 for the three months ended January 28, 2024, represents a gain on the sale of equipment related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

	Nine months ended
	January 26, 2025	January 28, 2024
Net sales by segment:
Mattress fabrics	$86,792	$90,619
Upholstery fabrics	77,672	85,185
Net sales	$164,464	$175,804
Gross profit:
Mattress fabrics	$4,862	$5,997
Upholstery fabrics	14,061	16,780
Total segment gross profit	$18,923	$22,777
Restructuring related charge (1) (2)	(1,509)	(40)
Gross profit	$17,414	$22,737
Selling, general, and administrative expenses by segment:
Mattress fabrics	$9,880	$9,913
Upholstery fabrics	11,056	11,969
Unallocated corporate expenses	6,299	7,484
Selling, general, and administrative expenses	$27,235	$29,366
(Loss) income from operations by segment:
Mattress fabrics	$(5,018)	$(3,916)
Upholstery fabrics	3,005	4,811
Unallocated corporate expenses	(6,299)	(7,484)
Total segment loss from operations	$(8,312)	$(6,589)
Restructuring related charge (1) (2)	(1,509)	(40)
Restructuring expense (3) (4)	(6,317)	(432)
Loss from operations	$(16,138)	$(7,061)
Interest expense	(121)	—
Interest income	761	911
Other expense	(898)	(560)
Loss before income taxes	$(16,396)	$(6,710)

(1) During the nine months ended January 26, 2025, gross profit includes restructuring related charges totaling $1.5 million for losses on the disposal and valuation of inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada.

(2) During the nine months ending January 28, 2024, gross profit includes a restructuring related charge of $40,000, which represents markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits at the company's facility located in Ouanaminthe, Haiti.

3) During the nine months ending January 26, 2025, restructuring expense of $6.3 million mostly relates to the mattress fabrics segment. The $6.3 million restructuring expense represents (i) $2.7 million for the consolidation of our mattress fabrics operations located in Quebec, Canada into our facility located in Stokesdale, North Carolina, (ii) $1.5 million for impairment of and accelerated depreciation related to property, plant, and equipment, (iii) $1.4 million for employee termination benefits, and (iv) $849,000 for lease termination costs, partially offset by a gain on sale and disposal of equipment totaling $(174,000). See Note 10 to the consolidated financial statements for further details and description of our Fiscal 2025 Restructuring Plan.

(4) Restructuring expense of $432,000 for the nine months ending January 28, 2024, represents a $329,000 impairment charge associated with equipment and $103,000 for employee termination benefits related to the discontinuation of production of cut and sewn upholstery kits in Ouanaminthe, Haiti.

Balance sheet information for our operating segments follows:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Segment assets:
Mattress Fabrics:
Accounts receivable	$11,607	$11,463	$10,003
Inventory	31,377	27,925	27,671
Property, plant and equipment (1)	24,210	32,263	31,472
Right of use assets (2)	200	1,798	1,627
Assets held for sale (3)	2,214	—	—
Total mattress fabrics assets	69,608	73,449	70,773
Upholstery Fabrics:
Accounts receivable	11,552	12,223	11,135
Inventory	17,222	18,952	17,172
Property, plant and equipment (4)	1,117	1,155	1,125
Right of use assets (5)	2,647	2,345	1,952
Total upholstery fabrics assets	32,538	34,675	31,384
Total segment assets	102,146	108,124	102,157
Non-segment assets:
Cash and cash equivalents	5,279	12,585	10,012
Short-term investments - rabbi trust	1,753	937	903
Short-term notes receivable	526	260	264
Current income taxes receivable	1,137	476	350
Other current assets	2,619	4,237	3,371
Long-term notes receivable	1,254	1,530	1,462
Deferred income taxes	490	531	518
Property, plant and equipment (6)	612	603	585
Right of use assets (7)	3,256	2,809	2,624
Intangible assets	1,594	1,970	1,876
Long-term investments - rabbi trust	6,250	7,083	7,102
Other assets	639	853	830
Total assets	$127,555	$141,998	$132,054

(1)
The $24.2 million as of January 26, 2025, represents property, plant, and equipment of $23.0 million, $973,000 and $221,000 located in the U.S., Haiti, and Canada, respectively. The $32.3 million as of January 28, 2024, represents property, plant, and equipment of $21.9 million, $9.8 million, and $600,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.
(2)
The $200,000 as of January 26, 2025, represents a right of use asset in Haiti. The $1.8 million as of January 28, 2024, represents right of use assets of $1.2 million and $604,000 located in Haiti and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.
(3)
The $2.2 million as of January 26, 2025, represents assets held for sale located in Canada.
(4)
The $1.1 million as of January 26, 2025, represents property, plant, and equipment of $1.0 million and $83,000 located in the U.S. and China, respectively. The $1.2 million as of January 28, 2024, represents property, plant, and equipment of $1.1 million and $134,000 located in the U.S. and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.
(5)
The $2.6 million as of January 26, 2025, represents right of use assets of $1.9 million and $764,000 located in China and the U.S., respectively. The $2.3 million as of January 28, 2024, represents right of use assets of $944,000 and $1.4 million located in China and the U.S., respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively.
(6)
The $612,000, $603,000, and $585,000 as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively, represents property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by our mattress fabrics and upholstery fabrics segments. Property, plant, and equipment associated with our corporate departments are located in the U.S.

(7)
The $3.3 million, $2.8 million, and $2.6 million as of January 26, 2025, January 28, 2024, and April 28, 2024, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Nine months ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Capital expenditures (1):
Mattress Fabrics	$1,469	$2,828
Upholstery Fabrics	280	219
Unallocated Corporate	789	167
Total capital expenditures	$2,538	$3,214
Depreciation expense:
Mattress Fabrics (2)	$5,166	$4,422
Upholstery Fabrics	464	475
Total depreciation expense	$5,630	$4,897
(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.
(2)
During the nine-month period ended January 26, 2025, depreciation expense for the mattress fabrics segment included additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada. The amount of additional depreciation expense was $1.3 million and was classified as restructuring expense in the Consolidated Statements of Net Loss.

15. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $635,000, or (3.9%) of loss before income taxes, for the nine-month period ended January 26, 2025, compared with income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ended January 28, 2024.

Our effective income tax rates for the nine-month periods ended January 26, 2025, and January 28, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 26, 2025, and January 28, 2024, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ended January 26, 2025, and January 28, 2024:

	January 26,	January 28,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(26.2)	(42.0)
Tax effects of local currency foreign exchange gain	0.7	3.8
Uncertain income tax positions	4.3	(0.1)
Withholding taxes associated with foreign jurisdictions	(1.5)	(8.1)
Captial expenditure deduction - Quebec Canada	(1.1)	—
Foreign income tax rate differential	(0.8)	(5.2)
Stock-based compensation	(0.4)	(2.9)
Other	0.1	0.1
	(3.9)%	(33.4)%

Our consolidated effective income tax rates for the first nine months of fiscal 2025 and 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first nine months of fiscal 2025 and the first nine months of 2024, we incurred pre-tax losses associated with our U.S. operations for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024, as our $(16.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2025 was greater than the $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024.

During the first nine months of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(16.4) million, compared with $(6.7) million during the first nine months of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2025.

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

As of January 26, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 26, 2025, January 28, 2024, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
U.S. federal and state net deferred income tax assets	$23,962	$19,162	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$26,292	$21,492	$22,004

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of January 26, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of January 26, 2025, January 28, 2024, and April 28, 2024, we recorded a deferred income tax liability of $5.1 million, $4.7 million, and $4.8 million, respectively.

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

As of January 26, 2025, January 28, 2024, and April 28, 2024, we had a total of $1.4 million, $1.2 million, and $1.3 million of gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of January 26, 2025, the unrecognized tax benefit would favorably affect income tax expense in future periods by $1.4 million.

Our gross unrecognized income tax benefit of $1.4 million as of January 26, 2025, relates to income tax positions for which significant change could occur within the next year if the statute of limitations for relevant taxing authorities to examine and challenge the tax position expires.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	January 26,	January 28,
(dollars in thousands)	2025	2024
United States Transition Tax Payment	665	499
China Income Taxes, Net of Refunds	1,566	1,803
Canada - Income Taxes, Net of Refunds	(219)	468
	$2,012	$2,770

16. Stock-Based Compensation

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. Effective September 27, 2023, our shareholders approved an amendment and restatement of the 2015 Plan (the "Amended and Restated Plan"). The Amended and Restated Plan authorizes the issuance of an additional 960,000 shares of common stock in addition to the shares of common stock still available for issuance under the 2015

Plan. The Amended and Restated Plan also removed certain sub-limits that previously applied with respect to specific types of awards that may be issued under the 2015 plan.

As of January 26, 2025, there were 451,537 shares available for future equity-based grants under the Amended and Restated Plan.

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of January 26, 2025:

	(2)	(3)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 8, 2024 (1)	505,003	50,500	$5.35	(4)	36 months
January 8, 2024 (1)	24,598	4,238	$6.23	(5)	31 months
September 28, 2023 (1)	192,771	—	$6.43	(6)	34 months
August 10, 2022 (1)	146,048	—	$5.77	(7)	3 years

(1)
Performance-based restricted stock units awarded to senior executives.
(2)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements.
(3)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance goals will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of January 26, 2025.
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

There were no performance-based restricted stock units that vested during the nine-month periods ended January 26, 2025 and January 28, 2024, respectively.

We recorded compensation expense of $49,000 and $67,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the nine-month periods ended January 26, 2025, and January 28, 2024, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of January 26, 2025, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $240,000, which is expected to be recognized over a weighted average vesting period of 2.4 years. As of January 26, 2025, performance-based restricted stock units that are expected to vest had a fair value of $291,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of January 26, 2025:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Awarded	Price Per Share	Vesting Period
January 6, 2025 (3)	21,506	$5.69	3 years
September 26, 2024 (2)	46,823	$5.98	1 year
August 8, 2024 (3)	17,900	$4.65	36 months
January 8, 2024 (3)	14,758	$5.61	31 months
September 28, 2023 (3)	86,551	$5.59	34 months
September 6, 2022 (3)	12,557	$4.58	3 years
August 10, 2022 (3)	62,053	$5.06	35 months

(1)
Price per share represents closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to outside directors.
(3)
Time-based restricted stock units awarded to senior executives and key employees.

During the nine-month period ended January 26, 2025, time-based restricted stock units totaling 103,320 vested at a fair value of $581,000, or $5.63 per share. During the nine-month period ended January 28, 2024, time-based restricted stock units totaling 151,653, vested at a fair value of $857,000, or $5.65 per share.

We recorded compensation expense of $473,000 and $597,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ended January 26, 2025, and January 28, 2024, respectively.

As of January 26, 2025, the remaining unrecognized compensation expense related to our time-based restricted stock units was $731,000, which is expected to be recognized over a weighted average vesting period of 1.5 years. As of January 26, 2025, the time-based restricted stock units that are expected to vest had a fair value totaling $1.4 million.

Immediately Vested Common Stock Awards

We granted a total of 16,616 shares of common stock to our outside directors on July 3, 2023. These shares of common stock vested immediately and were measured at their fair value on the date of the grant. The fair value of these awards was $5.04 per share on July 3, 2023, which represents the closing price of our common stock on the date of grant.

We recorded $84,000 of compensation expense within selling, general, and administrative expenses for common stock awards that immediately vested to our outside directors during the nine-month period ended January 28, 2024.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to seven years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of January 26, 2025, January 28, 2024, and April 28, 2024, are as follows:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Right of use assets	$6,103	$6,952	$6,203
Operating lease liability - current	2,025	2,524	2,061
Operating lease liability – noncurrent	3,127	2,656	2,422

Supplemental Cash Flow Information

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Operating lease liability payments	$1,694	$1,992
Right of use assets exchanged for lease liabilities	2,660	978

Operating lease expense for the three-month periods ended January 26, 2025, and January 28, 2024, was $683,000 and $789,000, respectively. Operating lease expense for the nine-month periods ended January 26, 2025, and January 28, 2024, was $2.1 million and $2.3 million, respectively. Short-term lease and variable lease expenses were immaterial for the three-month and nine-month periods ended January 26, 2025, and January 28, 2024.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2025, the subsequent next four fiscal years, and thereafter follows:

(dollars in thousands)
2025	655
2026	2,217
2027	1,556
2028	388
2029	227
Thereafter	576
$5,619
Less: interest	(467)
Present value of lease liabilities	$5,152

As of January 26, 2025, the weighted average remaining lease term and discount rate for our operating leases follows:

January 26, 2025
Weighted average lease term (in years)	3.24
Weighted average discount rate	5.50%

18. Commitments and Contingencies

Litigation

The company is involved from time to time in legal proceedings and claims which arise in the ordinary course of business. Management has determined that it is not reasonably possible that any pending actions, when ultimately concluded and settled, will have a material adverse effect upon the consolidated financial position, consolidated results of operations, or consolidated cash flows of the company.

Accounts Payable – Capital Expenditures

As of January 26, 2025, January 28, 2024, and April 28, 2024, we had amounts due regarding capital expenditures totaling $439,000, $19,000, and $343,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments – Capital Expenditures

As of January 26, 2025, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $600,000.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of January 26, 2025, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 26, 2025, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the nine-month periods ended January 26, 2025, and January 28, 2024, respectively.

As of January 26, 2025, $3.2 million is available for additional repurchases of our common stock.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, demand for home furnishing products, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currency in China can have a negative impact on our sales of products produced there. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the recent coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to successfully restructure our mattress fabric operations and return the segment to profitability. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The nine months ended January 26, 2025, and January 28, 2024, both represent 39-week periods.

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a mattress fabrics manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (5) reduce unallocated corporate expenses and shared service expenses. See Note 10 of the consolidated financial statements for further details regarding our restructuring activities.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. We have upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the fourth quarter of fiscal 2024, we established a wholly owned subsidiary, Culp Fabrics Vietnam Company Ltd., with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing capabilities and to further diversify our supply chain in Asia.

Additionally, Read Window Products, LLC (“Read”), a wholly owned subsidiary with operations located in Knoxville, Tennessee, and Burlington, North Carolina (established during the first quarter of fiscal 2025 within an existing upholstery fabrics facility), provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Executive Summary

We evaluate the operating performance of our business segments based upon (loss) income from operations before certain unallocated corporate expenses and other items that are not expected to occur on a regular basis. Cost of sales for each business segment includes costs to develop, manufacture, and/or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead, and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and their support staff, all costs associated with being a public company, amortization of intangible assets, and other miscellaneous expenses.

Results of Operations

	Three Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Net sales	$52,253	$60,418	(13.5)%
Gross profit	6,347	7,703	(17.6)%
Gross margin	12.1%	12.7%	(60)bp
Selling, general, and administrative expenses	8,579	9,493	(9.6)%
Restructuring expense (credit)	1,655	(50)	N.M.
Loss from operations	(3,887)	(1,740)	123.4%
Operating margin	(7.4)%	(2.9)%	(450)bp
Loss before income taxes	(3,680)	(2,161)	70.3%
Income tax expense	446	1,027	(56.6)%
Net loss	(4,126)	(3,188)	29.4%

	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Net sales	$164,464	$175,804	(6.5)%
Gross profit	17,414	22,737	(23.4)%
Gross margin	10.6%	12.9%	(230)bp
Selling, general, and administrative expenses	27,235	29,366	(7.3)%
Restructuring expense	6,317	432	N.M.
Loss from operations	(16,138)	(7,061)	128.6%
Operating margin	(9.8)%	(4.0)%	(580)bp
Loss before income taxes	(16,396)	(6,710)	144.4%
Income tax expense	(635)	(2,244)	(71.7)%
Net loss	(17,031)	(8,954)	90.2%

Net Sales

Overall, our consolidated net sales for the third quarter of fiscal 2025 decreased by 13.5% compared with the same period a year ago, with mattress fabrics sales decreasing 4.6% and upholstery fabrics sales decreasing 22.3%. Our consolidated net sales for the first nine months of fiscal 2025 decreased by 6.5% compared with the same period a year ago, with mattress fabrics sales decreasing 4.2% and upholstery fabrics sales decreasing 8.8%.

We continue to see sales in key areas of our business impacted by macroeconomic and market conditions outside of our control. The year-over-year decrease in net sales for our mattress fabrics segment for both the third quarter and the first nine months of fiscal 2025 was driven primarily by continuing demand weakness in the domestic bedding industry and was also impacted by fewer shipping days due to weather-related disruptions. The year-over-year decrease in net sales for our upholstery fabrics segment for both the third quarter and the first nine months of fiscal 2025 was driven primarily by persistent softness in the home furnishings industry. Sales for the third quarter also reflect a related order reduction from a significant customer to better align its inventory with the low demand environment, as well as fewer shipping days due to weather-related disruptions. Despite what remains a challenging landscape across the industries in which we compete, we have made significant investments and enhancements to our production platform and go-to-market strategies that we believe will generate opportunities to increase sales and market share when overall business conditions ultimately improve.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the third quarter of fiscal 2025 was $(3.7) million, compared with loss before income taxes of $(2.2) million for the prior-year period, while our loss before income taxes for the first nine months of fiscal 2025 was $(16.4) million, compared with loss before income taxes of $(6.7) million for the prior-year period.

Loss before income taxes for both the third quarter and the first nine months of fiscal 2025, as compared to the prior-year periods, was negatively affected by lower sales and by manufacturing inefficiencies primarily related to the significant restructuring activity underway that mostly related to the mattress fabrics segment, along with a restructuring and restructuring related charge of $2.3 million during the third quarter of fiscal 2025, as compared to a restructuring and restructuring related credit of $(111,000) during the third quarter of fiscal 2024, and a restructuring and restructuring related charge of $7.8 million during the first nine months of fiscal 2025, as compared to a restructuring related charge of $472,000 during the first nine months of fiscal 2024.

See the Segment Analysis section below for further details.

Income Taxes

We recorded income tax expense of $635,000, or (3.9%) of loss before income taxes, for the nine-month period ended January 26, 2025, compared with income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ended January 28, 2024.

Our consolidated effective income tax rates for the first nine months of fiscal 2025 and 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first nine months of fiscal 2025 and the first nine months of 2024, we incurred pre-tax losses associated with our U.S. operations for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024, as our $(16.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2025 was greater than the $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024.

During the first nine months of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(16.4) million compared with $(6.7) million during the first nine months of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2025.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of January 26, 2025, our cash and cash equivalents (collectively, “cash”) totaled $5.3 million, which represents a decrease of $4.7 million compared with cash of $10.0 million as of April 28, 2024. This decrease was primarily attributable to (i) net cash used in operating activities totaling $9.4 million, and (ii) capital expenditures totaling $2.4 million, partially offset by (iii) net borrowings from our lines of credit totaling $5.4 million and (iv) proceeds from the sale of equipment of $1.5 million.

Our net cash used in operating activities was $9.4 million during the first nine months of fiscal 2025, an increase of $3.4 million compared with net cash used in operating activities of $6.0 million during the first nine months of fiscal 2024. This trend mostly reflects (i) a significant decrease in cash earnings, (ii) an increase in inventory purchases to maintain an appropriate level during the company's restructuring activities, as described below in the section titled “—Segment Analysis—Mattress Fabrics Segment—Restructuring Activities,” and (iii) an increase in accounts receivable primarily due to longer payment trends related to a higher sales mix with customers with longer credit terms, partially offset by higher accounts payable due to an increase in inventory purchases from significant vendors who extended their payment terms during the first nine months of fiscal 2025 compared with the first nine months fiscal 2024.

As of January 26, 2025, we had outstanding borrowings totaling $5.4 million under a line of credit agreement associated with our operations located in China.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Net sales	$28,642	$30,021	(4.6)%
Gross profit	2,743	1,520	80.5%
Gross profit margin	9.6%	5.1%	450bp
Selling, general, and administrative expenses	3,176	3,102	2.4%
Restructuring expense	1,647	—	100.0%
Loss from operations	(433)	(1,582)	(72.6)%
Operating margin	(1.5)%	(5.3)%	380bp

	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Net sales	$86,792	$90,619	(4.2)%
Gross profit	4,862	5,997	(18.9)%
Gross profit margin	5.6%	6.6%	(100)bp
Selling, general, and administrative expenses	9,880	9,913	(0.3)%
Restructuring expense	6,148	—	100.0%
Loss from operations	(5,018)	(3,916)	28.1%
Operating margin	(5.8)%	(4.3)%	(150)bp

Net Sales

Mattress fabrics sales decreased 4.6% in the third quarter of fiscal 2025 compared to the prior-year period. Mattress fabrics sales decreased 4.2% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024.

The sales declines in the mattress fabrics segment stem primarily from what remains a muted demand environment across the domestic mattress market driven by macroeconomic uncertainty among consumers and its impacts on residential real estate markets and discretionary spending. However, during the quarter we continued to execute on a variety of significant measures designed to align our manufacturing costs and capacity with the slower buying activity evident across the mattress industry. As planned, we completed the vast majority of the restructuring initiatives in our mattress fabrics segment announced earlier in fiscal 2025, including the closure of our Canadian manufacturing operations and related consolidation of equipment and resources. As a result, we believe we are now better positioned to service customers in the U.S. market through our vertical, textiles-forward facility in North Carolina. See “—Restructuring Activities” below for further details. Moving forward, we expect the current general economic and consumer uncertainty to present challenges, but we believe our execution on plans to restructure our platform and refine our go-to-market strategies should position our mattress fabrics segment for sales momentum and market share gains when the macroeconomic fundamentals begin to shift and provide the necessary foundation for a recovery cycle in the mattress industry.

The potential ongoing geopolitical disruptions related to conflicts in Ukraine and the Middle East, as well as the potential impact of future tariffs, depend on factors beyond our control and we cannot reasonably estimate the impact of these items on our mattress fabrics segment. Moreover, we note that if these situations worsen and shipping disruptions occur or new tariffs are imposed on our products, the impact on our operations and/or on our suppliers, customers, consumers, and the global economy could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Loss from Operations

Loss from operations was $433,000 for the third quarter of fiscal 2025, compared to loss from operations of $1.6 million for the third quarter of fiscal 2024. Loss from operations was $5.0 million for the first nine months of fiscal 2025, compared to loss from operations of $3.9 million for the first nine months of fiscal 2024.

Loss from operations for both the third quarter and the first nine months of fiscal 2025, as compared to the prior-year periods, was impacted by lower sales and manufacturing inefficiencies primarily related to the above-referenced restructuring activities. However, with nearly all of the restructuring initiatives now completed, we are beginning to see the cost savings and efficiency improvements anticipated from those initiatives positively impact our results. See “—Restructuring Activities” below for further details.

Looking ahead, we enter our fourth quarter a more streamlined business, with greater operating efficiencies, a lower fixed cost and SG&A expense structure, and an agile, global production platform with domestic, nearshore and offshore locations. Moreover, we continue to explore the viability of additional strategic actions to enhance profitability under the current soft market conditions and better leverage any tailwinds flowing from an eventual recovery.

Restructuring Activities

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to (1) consolidate the company's North American mattress fabrics operations, including a gradual discontinuation of operations and sale of the company's manufacturing facility located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (5) reduce unallocated corporate expenses and shared service expenses.

As of the end of the third quarter of fiscal 2025, production at our facility located in Quebec, Canada has been discontinued and we have entered into a conditional contract for the sale of the facility, subject to due diligence and other conditions. The consolidation of our sewn mattress cover operations located in Haiti was completed during the first quarter of fiscal 2025. For fiscal 2025, these actions are expected to result in restructuring and restructuring related charges of approximately $8.5 million, of which approximately $5.3 million is expected to be cash expenditures. The $8.5 million of estimated restructuring and restructuring related charges represents approximately $8.3 million and $155,000 associated with the mattress fabrics and upholstery fabrics segments, respectively.

The $8.5 million of estimated restructuring and restructuring related charges associated with our mattress fabrics segment represents (i) associated costs of $3.3 million mostly related to relocating equipment from our facility in Quebec, Canada to our facility in Stokesdale, North Carolina, (ii) additional depreciation expense related to the shortening of useful lives of equipment associated with the gradual discontinuance of our operations located in Canada noted above totaling $1.3 million, (iii) employee termination benefits of $1.4 million, (iv) $1.5 million related to losses on disposal and valuation of inventory, and (v) lease termination costs of $849,000, partially offset by net gains on the disposal of equipment totaling $42,000. These restructuring and restructuring related charges exclude any expected gain from the sale of the Canadian facility, which is expected to ultimately reduce the amount of the restructuring charges incurred. Based on changes in business and current unfavorable economic conditions related to the home furnishings and bedding industries, it is possible that the above estimates provided by management to determine restructuring and restructuring related charges incurred during fiscal 2025 could be materially different from our actual results, and therefore could adversely affect the success of this restructuring plan.

The above-referenced conditional agreement for the sale of our Canadian facility includes a purchase price of $15.5 million CAD ($10.8 million USD as of January 26, 2025) contingent on the satisfaction of certain due diligence and closing conditions. Assuming the completion of the transaction, the company currently expects the proceeds from the sale (net of all taxes and commissions) to exceed the amount of cash restructuring charges incurred.

The following summarizes the restructuring and restructuring related charges for the mattress fabrics segment for the three-month and nine-month periods ended January 26, 2025:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 26, 2025
Additional depreciation expense for shortened useful lives of equipment	$—	$1,339
Employee termination benefits	176	1,326
Lease termination costs	—	849
Other associated costs	1,504	2,676
Loss on disposal, valuation, and markdowns of inventory	624	1,509
Net gain on disposal of equipment	(33)	(42)
Restructuring expense and restructuring related charges (1) (2)	$2,271	$7,657

(1) Of the total $2.3 million restructuring and restructuring related charges, $1.8 million and $624,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended January 26, 2025.

(2) Of the total $7.7 million restructuring and restructuring related charges, $6.2 million and $1.5 million were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025.

Refer to Note 10 of the consolidated financial statements for further details.

Segment assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; right of use assets; and assets held for sale:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Accounts receivable	$11,607	$11,463	$10,003
Inventory	31,377	27,925	27,671
Property, plant & equipment	24,210	32,263	31,472
Right of use assets	200	1,798	1,627
Assets held for sale	2,214	—	—
	$69,608	$73,449	$70,773

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 26, 2025, accounts receivable increased by $144,000, or 1.3%, compared with January 28, 2024. This increase in accounts receivable is mostly due to longer payment trends during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, as we experienced a higher sales mix with customers with longer credit terms. Accordingly, days’ sales outstanding increased to 37 days for the third quarter of fiscal 2025, as compared to 35 days for the third quarter of fiscal 2024.

As of January 26, 2025, accounts receivable increased by $1.6 million, or 16.0%, compared with April 28, 2024. This trend reflects an increase in net sales for the the third quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024. Net sales for the third quarter were $28.6 million, an increase of $2.9 million, or 11.2%, compared with net sales of $25.8 million during the fourth quarter of fiscal 2024. In addition, the increase in accounts receivable was due to longer payment trends during the third quarter of fiscal 2025 compared with the fourth of fiscal 2024, as we experienced a higher sales mix with customers with longer credit terms. Accordingly, days’ sales outstanding increased to 37 days for the third quarter of fiscal 2025, as compared to 35 days for the fourth quarter of fiscal 2024.

Inventory

As of January 26, 2025, inventory increased by $3.5 million, or 12.4%, compared with January 28, 2024. In connection with the restructuring activity described above in “Restructuring Activities,” this trend represents an increase in finished goods inventory to accommodate customers while the weaving operation was transitioned to a strategic sourcing model and knitting and finishing capacity was relocated from the manufacturing facility in Quebec, Canada, to our facility in Stokesdale, North Carolina. This increase in finished goods inventory was partially offset by lower raw material purchases related to the gradual discontinuation of operations at the company's manufacturing facility located in Quebec, Canada, as described above in “Restructuring Activities”.

As of January 26, 2025, inventory increased by $3.7 million, or 13.4%, compared with April 28, 2024. This trend reflects the effect of the restructuring activity described in the preceding paragraph. In addition, the increase in inventory represents an increase in net sales of $2.9 million, or 11.2%, during the third quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024.

Inventory turns were 3.4 for the third quarter of fiscal 2025, as compared with 4.0 for the third quarter of fiscal 2024 and 3.6 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

During fiscal 2024 and continuing through the third quarter of fiscal 2025, property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macro-economic conditions within the home furnishings and bedding industries, as well as the actions taken as described above in “Restructuring Activities.”

The $24.2 million as of January 26, 2025, represents property, plant, and equipment of $23.0 million, $221,000, and $973,000 located in the U.S., Canada, and Haiti, respectively. The $32.3 million as of January 28, 2024, represents property, plant, and equipment of $21.9 million, $9.8 million, and $600,000 located in the U.S., Canada, and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.

Right of Use Assets

During fiscal 2024 and continuing through the third quarter of fiscal 2025, right of use assets have steadily decreased due to rent expense incurred over the terms of the existing lease agreements. In addition, in connection with the restructuring activity described above in “Restructuring Activities,” right of use assets (i) decreased due to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and (ii) shortened the period of use associated with two leased facilities located in Quebec, Canada.

The $200,000 as of January 26, 2025, represents a right of use asset in Haiti. The $1.8 million as of January 28, 2024, represents right of use assets of $1.2 million and $604,000 located in Haiti and Canada, respectively. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.

Assets Held for Sale

As of January 26, 2025, and in connection with actions described above in “Restructuring Activities,” we classified a building and certain equipment relating to our Canadian operations in Quebec, Canada, as held for sale. Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 26, 2025		January 28, 2024		% Change
Non-U.S. Produced	$20,291	86%	$28,425	94%	(28.6)%
U.S. Produced	3,320	14%	1,972	6%	68.4%
Total	$23,611	100%	$30,397	100%	(22.3)%

	Nine Months Ended
(dollars in thousands)	January 26, 2025		January 28, 2024		% Change
Non-U.S. Produced	$68,000	88%	$77,187	91%	(11.9)%
U.S. Produced	9,672	12%	7,998	9%	20.9%
Total	$77,672	100%	$85,185	100%	(8.8)%

Upholstery fabrics sales decreased 22.3% in the third quarter of fiscal 2025 compared to the prior-year period. Upholstery fabrics sales decreased 8.8% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. While we were encouraged to see sales growth in certain channels of our upholstery fabrics segment during the quarter, the continued sluggish demand in our residential business driven by what remains a weakened home furnishings industry drove these year-over-year declines in overall sales in the segment. The impacts of this market dynamic were particularly acute in our residential business due to resulting lower ordering activity from a significant customer as it managed its inventory levels to better align with the soft industry demand. We were able to achieve sales increases in other areas of our residential business during the quarter and we saw growth trends in the luxury and value residential product channels. Moreover, market conditions and customer demand in our hospitality/contract business are more robust and we saw growth across all channels in that business, including Read, during the quarter.

The potential ongoing geopolitical disruptions related to conflicts in Ukraine and the Middle East, as well as the potential impact of future tariffs, depend on factors beyond our control and we cannot reasonably estimate the impact of these items on our upholstery fabrics segment. Moreover, we note that if these situations worsen and shipping disruptions occur or new tariffs are imposed on our products, the impact on our operations and/or on our suppliers, customers, consumers, and the global economy could adversely affect our financial performance.

Gross Profit, Selling, General & Administrative Expenses, and Income from Operations

	Three Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Gross profit	$4,228	$6,122	(30.9)%
Gross margin	17.9%	20.1%	(220)bp
Selling, general, and administrative expenses	3,549	4,030	(11.9)%
Restructuring expense (credit)	8	(50)	N.M.
Income from operations	679	2,092	(67.5)%
Operating margin	2.9%	6.9%	(400)bp

	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	Change
Gross profit	$14,061	$16,780	(16.2)%
Gross margin	18.1%	19.7%	(160)bp
Selling, general, and administrative expenses	11,056	11,969	(7.6)%
Restructuring expense	169	432	(60.9)%
Income from operations	3,005	4,811	(37.5)%
Operating margin	3.9%	5.6%	(170)bp

Income from operations was $679,000 for the third quarter of fiscal 2025, compared to $2.1 million for the third quarter of fiscal 2024. Income from operations was $3.0 million for the first nine months of fiscal 2025, compared to income from operations of $4.8 million for the first nine months of fiscal 2024.

The declines in upholstery fabrics profitability for the third quarter and the first nine months of fiscal 2025, as compared to the prior-year periods, primarily reflect lower sales, which were offset somewhat by lower SG&A expense and lower fixed costs during both periods. However, the actions we completed during the first quarter of fiscal 2025 to restructure our upholstery fabrics finishing operation in China and optimize our Asian platform continue to positively impact our operating performance (see “—Restructuring Activities—Shanghai, China—Upholstery Fabrics Finishing Operation” below). Despite the difficult demand environment in our residential business and resulting lower sales bases during our third quarter and first nine months of fiscal year 2025, these cost-structure and operational enhancements were instrumental in our ability to achieve profitability in each of those sales-pressured periods while also maintaining the service levels our customers rely upon and expect.

Looking ahead, we expect sales in our residential business to continue to be challenged by the muted conditions in the home furnishings industry and for that dynamic to impact profitability until macroeconomic conditions improve. However, our lower fixed cost and SG&A expense structure should allow us to better navigate the difficult environment in our residential fabrics business and leverage the more robust demand we are seeing in our hospitality/commercial fabrics business. In addition, we believe that there are other meaningful opportunities to increase operational efficiency and reduce cost across our business, and we plan to continue pursuing measures to optimize our platform.

Restructuring Activities

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing operation in Shanghai, China, to align with demand trends and further leverage our strategic supply relationships to meet customer finishing needs. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in cumulative restructuring and restructuring related charges totaling $218,000.

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

During the third quarter of fiscal 2023, Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease agreement associated with one facility, and in turn moved the production of upholstery cut and sewn kits to another existing facility leased by Culp Home Fashions - Haiti, Ltd. ("CHF Haiti") during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti. This restructuring activity was completed during the third quarter of fiscal 2024 and resulted in cumulative restructuring and restructuring related charges of $1.3 million.

The following summarizes our restructuring expense (credit) and restructuring related charge (credit) for all restructuring activities for the upholstery fabrics segment for the three months ended January 26, 2025, and January 28, 2024:

	(1)	(2)
	Three Months Ended	Three Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Other associated costs	$8	$—
Gain on sale of equipment	—	(50)
Gain on disposal of inventory	—	(61)
Restructuring expense (credit) and restructuring related credit (3) (4)	$8	$(111)

(1) The $8,000 relates to our U.S. upholstery fabrics operations under the Fiscal 2025 Restructuring Plan, which is described more fully in Note 10 of the consolidated financial statements.

(2) The total $(111,000) is related to the closure of our upholstery cut and sewn kits operation located in Ouanaminthe, Haiti, as described above.

(3) The total $8,000 was recorded within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ended January 26, 2025.

(4) Of the $(111,000) total, $(50,000) and $(61,000) were recorded within restructuring expense (credit) and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended January 28, 2024.

The following summarizes our restructuring expense and restructuring related charges for all restructuring activities for the upholstery fabrics segment for the nine months ended January 26, 2025, and January 28, 2024:

	(1)	(2)
	Nine Months Ended	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024
Employee termination benefits	$102	$103
Impairment loss - equipment	—	329
Other associated costs	67	—
Loss on disposal and markdowns of inventory	—	40
Restructuring expense and restructuring related charge (3) (4)	$169	$472

(1) Of the $169,000, $155,000 relates to our U.S. upholstery fabrics operations under the Fiscal 2025 Restructuring Plan, which is described more fully in Note 10 of the consolidated financial statements. In addition, the $169,000 includes $14,000 related to the closure of our upholstery fabrics finishing operation located in Shanghai, China, as described above.

(2) The total $472,000 related to the closure of our upholstery cut and sewn kits operation located in Ouanaminthe, Haiti, as described above.

(3) The total $169,000 was recorded within restructuring expense in the Consolidated Statement of Net Loss for the nine-month period ending January 26, 2025.

(4) Of the $472,000 total, $432,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended January 28, 2024.

Segment Assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; and right of use assets:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
Accounts receivable	$11,552	$12,223	$11,135
Inventory	17,222	18,952	17,172
Property, plant & equipment	1,117	1,155	1,125
Right of use assets	2,647	2,345	1,952
	$32,538	$34,675	$31,384

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of January 26, 2025, accounts receivable decreased by $671,000, or 5.5%, as compared with January 28, 2024. This decrease in accounts receivable was due to a decline in net sales of 22.3% during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, as described in the section above titled "Segment Analysis-Upholstery Fabrics-Net Sales." The decrease in accounts receivable due to the decline in net sales was mostly offset by longer payment trends during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, due to a higher sales mix with customers with longer credit terms. Additionally, a timing difference in cash receipts from certain significant customers during the last week of the third quarter of fiscal 2024 relative to cash receipts during the third quarter of fiscal 2025 also affected our accounts receivable. Accordingly, days’ sales outstanding for this segment increased to 42 days for the third quarter of fiscal 2025, compared with 31 days for the third quarter of fiscal 2024.

As of January 26, 2025, accounts receivable increased by $417,000, or 3.7%, compared with April 28, 2024. This increase in accounts receivable is mostly due to longer payment trends during the third quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024, as we experienced a higher sales mix with customers with longer credit terms. Accordingly, days’ sales outstanding for this segment increased to 42 days for the third quarter of fiscal 2025, compared with 37 days for the fourth quarter of fiscal 2024.

Inventory

As of January 26, 2025, inventory decreased by $1.7 million, or 9.1%, compared with January 28, 2024. This decrease in inventory primarily represents the decrease in net sales during the third quarter of fiscal 2025 compared with the prior-year period, as described in the above section titled "Segment Analysis-Upholstery Fabrics-Net Sales."

As of January 26, 2025, inventory remained flat compared with April 28, 2024. This trend reflects net sales for the third quarter of fiscal 2025 of $23.6 million, which remained flat as compared with net sales of $23.8 million for the fourth quarter of fiscal 2024.

Inventory turns were 4.2 for the third quarter of fiscal 2025, compared with 5.1 for the third quarter of fiscal 2024 and 4.4 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

As of January 26, 2025, property, plant, and equipment remained relatively flat compared with January 28, 2024, and April 28, 2024, respectively. This trend is mainly due to a reduced level of capital spending commensurate with current unfavorable macro-economic conditions within the home furnishings industry.

The $1.1 million as of January 26, 2025, represents property, plant, and equipment of $1.0 million and $83,000 located in the U.S. and China, respectively. The $1.2 million as of January 28, 2024, represents property, plant, and equipment of $1.1 million and $134,000 located in the U.S. and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.

Right of Use Assets

As of January 26, 2025, right of use assets increased compared with January 28, 2024, and April 28, 2024, respectively. This increase represents the renewal of certain lease agreements associated with our operations located in China totaling $1.9 million, partially offset by rent expense incurred over the terms of the existing respective lease agreements.

The $2.6 million as of January 26, 2025, represents right of use assets of $1.9 million and $764,000 located in China and U.S., respectively. The $2.3 million as of January 28, 2024, represents right of use assets of $944,000 and $1.4 million located in China and U.S., respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively.

Consolidated Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	% Change
SG&A expenses	$8,579	$9,493	(9.6)%
Interest expense	(63)	—	100.0%
Interest income	255	284	(10.2)%
Other (income) expense	(15)	705	N.M.

	Nine Months Ended
(dollars in thousands)	January 26, 2025	January 28, 2024	% Change
SG&A expenses	$27,235	$29,366	(7.3)%
Interest expense	(121)	—	100.0%
Interest income	761	911	(16.5)%
Other expense	898	560	60.4%

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the third quarter and the first nine months of fiscal 2025, as compared to the third quarter and first nine months of fiscal 2024, is primarily due to (i) lower incentive compensation that mostly relates to annual bonuses reflecting unfavorable financial results in relation to pre-established performance targets; (ii) lower employee compensation due to the company's restructuring activities described in the section titled "- Segment Analysis-Mattress Fabrics Segment-Restructuring Activities"; and (iii) lower professional and consulting fees.

Interest Expense

Interest expense mostly represents our borrowings totaling $5.4 million under our lines of credit agreement associated with our operations located in China.

Interest Income

The decreases in interest income are due to lower average cash balances during the third quarter and first nine months of fiscal 2025, compared with the third quarter and first nine months of fiscal 2024.

Other (Income) Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The change in other income (expense) during the third quarter and first nine months of fiscal 2025, compared with prior-year periods, were due mostly to changes in the foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the third quarter of fiscal 2025, we reported a foreign currency exchange gain associated with our operations located in China totaling $305,000, compared with a foreign currency exchange loss of $(290,000) during the third quarter of fiscal 2024. During the first nine months of fiscal 2025, we reported a foreign currency exchange gain associated with our operations located in China totaling $74,000, compared with a foreign currency exchange gain of $389,000 during the first nine months of fiscal 2024.

The $74,000 foreign currency exchange gain related to our operations in China was mostly non-cash and was partially offset by $23,000 of income tax expense, which will increase our income tax payments and withholding tax payments associated with future earnings and profits repatriated from our operations located in China to the company's U.S. parent. The income tax expense of $23,000 was associated with taxable foreign currency exchange gains based on more favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate gains (losses) related to our U.S. dollar denominated balance sheet accounts associated with our operations located in China are considered taxable income or tax deductible, as we incur income tax expense (benefit) and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $635,000, or (3.9%) of loss before income taxes, for the nine-month period ended January 26, 2025, compared with income tax expense of $2.2 million, or (33.4%) of loss before income taxes, for the nine-month period ended January 28, 2024.

Our effective income tax rates for the nine-month periods ended January 26, 2025, and January 28, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended January 26, 2025, and January 28, 2024, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ended January 26, 2025, and January 28, 2024:

	January 26,	January 28,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(26.2)	(42.0)
Tax effects of local currency foreign exchange gain	0.7	3.8
Uncertain income tax positions	4.3	(0.1)
Withholding taxes associated with foreign jurisdictions	(1.5)	(8.1)
Captial expenditure deduction - Quebec Canada	(1.1)	—
Foreign income tax rate differential	(0.8)	(5.2)
Stock-based compensation	(0.4)	(2.9)
Other	0.1	0.1
	(3.9)%	(33.4)%

Our consolidated effective income tax rates for the first nine months of fiscal 2025 and 2024 were both adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stems mostly from our operations located in China, which has a higher income tax rate than the U.S. In addition, during the first nine months of fiscal 2025 and the first nine months of 2024, we incurred pre-tax losses associated with our U.S. operations, for which an income tax benefit was not recorded due to a full valuation allowance applied against our U.S. net deferred income tax assets. The income tax charge associated with the full valuation allowance applied against our U.S. net deferred income tax assets was higher during the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024, as our $(16.8) million U.S. pre-tax loss incurred during the first nine months of fiscal 2025 was greater than the $(11.3) million U.S. pre-tax loss incurred during the first nine months of fiscal 2024.

During the first nine months of fiscal 2025, we incurred a greater consolidated pre-tax loss totaling $(16.4) million, compared with $(6.7) million during the first nine months of fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2025.

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

As of January 26, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2022 through 2024, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2025. As a result of the significant weight of this negative evidence, we believe it is more likely than not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of January 26, 2025, January 28, 2024, and April 28, 2024, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	January 26, 2025	January 28, 2024	April 28, 2024
U.S. federal and state net deferred income tax assets	$23,962	$19,162	$19,674
U.S. capital loss carryforward	2,330	2,330	2,330
	$26,292	$21,492	$22,004

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of January 26, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of January 26, 2025, January 28, 2024, and April 28, 2024, we recorded a deferred income tax liability of $5.1 million, $4.7 million, and $4.8 million, respectively.

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

As of January 26, 2025, January 28, 2024, and April 28, 2024, we had a total of $1.4 million, $1.2 million, and $1.3 million, respectively, of gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. As of January 26, 2025, the unrecognized tax benefit would favorably affect income tax expense in future periods by $1.4 million.

Our gross unrecognized income tax benefit of $1.4 million as of January 26, 2025, relates to income tax positions for which significant change could occur within the next year if the statute of limitations for relevant taxing authorities to examine and challenge the tax position expires.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	January 26,	January 28,
(dollars in thousands)	2025	2024
United States Transition Tax Payment	665	499
China Income Taxes, Net of Refunds	1,566	1,803
Canada - Income Taxes, Net of Refunds	(219)	468
	$2,012	$2,770

Future Liquidity

Based on the restructuring plan approved by our board of directors on April 29, 2024, the timing and success of the closure of our Canadian operation, along with the sale of associated real estate, could have a significant effect on (i) the amount and timing of when and if fiscal 2025 income tax payments will be required; (ii) the amount and timing of withholding tax payments to the Canadian government associated with the repatriation of earnings and profits to the U.S. parent; and (iii) the respective tax rates that will be applied on the sale of equipment. Accordingly, we believe we cannot provide a reasonable estimate of our fiscal 2025 income tax payments associated with our Canadian operation at this time.

Currently, we are projecting annual cash income tax payments of approximately $1.8 million associated with our operations located in China. This estimate is management's current projection only and can be affected by actual earnings versus annual projections, changes in the foreign exchange rates in relation to the U.S. dollar, and the timing of when we will repatriate earnings and profits from China to our U.S. parent.

Currently, we do not expect to incur any income taxes in the U.S. on a cash basis during fiscal 2025 due to (i) the accelerated expensing of U.S. capital expenditures and our existing U.S. federal net operating loss carryforwards totaling $69.0 million as of April 28, 2024. As of January 26, 2025, we will be required to pay a U.S. federal transition tax payment, in accordance with the 2017 Tax Cuts and Jobs Act, of $831,000 by August 15, 2025.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of January 26, 2025, we believe our cash of $5.3 million and the current availability under our revolving credit lines totaling $23.2 million will be sufficient to fund our foreseeable business needs, restructuring activities, capital expenditures, commitments, and contractual obligations. Refer to Note 11 of the consolidated financial statements for further information regarding our revolving credit lines.

As of January 26, 2025, our cash totaled $5.3 million, which represents a decrease of $4.7 million compared with cash of $10.0 million as of April 28, 2024. This decrease was mostly due to (i) net cash used in operating activities totaling $9.4 million, and (ii) capital expenditures totaling $2.4 million, partially offset by (iii) net borrowings from our lines of credit totaling $5.4 million and (iv) proceeds from the sale of equipment of $1.5 million.

Our net cash used in operating activities was $9.4 million during the first nine months of fiscal 2025, an increase of $3.4 million compared with net cash used in operating activities of $6.0 million during the first nine months of fiscal 2024. This trend mostly reflects (i) a significant decrease in cash earnings, (ii) an increase in inventory purchases to maintain an appropriate level during the company's restructuring activities, as described above in the section titled “—Segment Analysis—Mattress Fabrics Segment—Restructuring Activities,” and (iii) an increase in accounts receivable primarily due to longer payment trends related to a higher sales mix with customers with longer credit terms, partially offset by an increase in accounts payable due to an increase in inventory purchases with significant vendors who extended their terms during the first nine months of fiscal 2025 compared with the first nine months fiscal 2024.

As of January 26, 2025, we had outstanding borrowings totaling $5.4 million under lines of credit associated with our operations located in China.

The income taxes we pay also affect our liquidity. See the above section titled “Income Taxes Paid” for further detail.

Our cash balance may be adversely affected by factors beyond our control, such as (i) recent customer demand trends affecting net sales, (ii) supply chain disruptions, (iii) higher interest rates and inflation, (iv) the imposition of tariffs and other trade restrictions, and (v) geopolitical events (including conflicts in Ukraine and the Middle East). These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	January 26,	January 28,	April 28,
(dollars in thousands)	2025	2024	2024
United States	$1,037	$2,816	$2,912
China	4,032	9,138	6,554
Canada	64	259	371
Haiti	125	363	86
Vietnam	13	—	81
Cayman Islands	8	9	8
	$5,279	$12,585	$10,012

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

We did not repurchase any shares of common stock during the nine-month periods ended January 26, 2025, or January 28, 2024, respectively.

As of January 26, 2025, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend, believing that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first nine months of fiscal 2025, fiscal 2024, and fiscal 2023.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $37.9 million as of January 26, 2025, compared with $39.0 million as of January 28, 2024, and $38.5 million as of April 28, 2024. Operating working capital turnover was 5.8 during the third quarter of fiscal 2025, compared with 5.9 during the third quarter of fiscal 2024 and 5.8 during the fourth quarter of fiscal 2024.

Accounts Receivable

Accounts receivable was $23.2 million as of January 26, 2025, a decrease of $527,000, or 2.2%, compared with $23.7 million as of January 28, 2024. This decrease in accounts receivable represents a decline in net sales of 13.5% during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, as described in the section titled "Executive Summary-Net Sales". The decrease in accounts receivable due to the decline net sales was mostly offset by longer payment trends during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, as we experienced a higher sales mix with customers with longer credit terms as well as a timing difference in cash receipts from certain significant customers associated with upholstery fabrics segment during the last week of the third quarter of fiscal 2024 relative to cash receipts during the third quarter of fiscal 2025. Accordingly, days’ sales outstanding increased to 39 days for the third quarter of fiscal 2025, compared with 33 days for the third quarter of fiscal 2024.

Accounts receivable was $23.1 million as of January 26, 2025, an increase of $2.0 million, or 9.6%, compared with $21.1 million as of April 28, 2024. This trend was due to an increase in net sales during the third quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024. Net sales for the third quarter of fiscal 2025 were $52.3 million, an increase of $2.7 million, or 5.5%, compared with $49.5 million for the fourth quarter of fiscal 2024. In addition, the increase in accounts receivable was due to longer payment trends during the third quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024, as we experienced a higher sales mix with customers with longer credit terms in both the mattress and upholstery fabrics segments. Accordingly, days’ sales outstanding increased to 39 days for the third quarter of fiscal 2025, compared with 36 days for the fourth quarter of fiscal 2024.

Inventory

Inventory was $48.6 million as of January 26, 2025, compared with $46.9 million and $44.8 million as of January 28, 2024, and April 28, 2024, respectively. This increase primarily represents purchases of inventory needed maintain an appropriate level of inventory during the company's Fiscal 2025 Restructuring Plan as described above in the section titled “—Segment Analysis — Mattress Fabrics Segment — Restructuring Activities".

Inventory turns were 3.8 for the third quarter of fiscal 2025, as compared with 4.5 for the third quarter of fiscal 2024 and 3.9 for the fourth quarter of fiscal 2024.

Accounts Payable - Trade

As of January 26, 2025, accounts payable - trade was $32.7 million, which represents an increase compared with $29.7 million and $25.6 million as of January 28, 2024, and April 28, 2024, respectively. This trend mostly represents an increase in inventory purchases from significant vendors who extended credit terms during fiscal 2025, as compared with fiscal 2024.

Financing Arrangements

Currently, we have revolving credit agreements with banks for our U.S parent company and our operations located in China. As of January 26, 2025, we had outstanding borrowings totaling $5.4 million under our lines of credit related to our operations located in China. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of January 26, 2025, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our revolving credit agreements.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis during the first nine months of fiscal 2025 totaled $2.4 million, compared with $3.2 million during the first nine months of fiscal 2024. These levels of capital spending reflect reduced capital spending during the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

Depreciation expense was $5.6 million for the first nine months of fiscal 2025, compared with $4.9 million for the same period a year ago, and was mostly related to our mattress fabrics segment for both periods. In addition, for the first nine months of fiscal 2025, depreciation expense for the mattress fabrics segment included $1.3 million of additional depreciation expense related to the shortening of useful lives of equipment associated with the closure of our manufacturing facility located in Quebec, Canada. This

$1.3 million of additional depreciation expense was classified as restructuring expense in the Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025.

For the remainder of fiscal 2025, our capital spending will be centered on capital projects that will increase efficiencies and improve the quality of our products. Funding for capital expenditures is expected to be from cash provided by operating activities.

Accounts Payable – Capital Expenditures

As of January 26, 2025, we had amounts due regarding capital expenditures totaling $439,000 that pertained to outstanding vendor invoices, none of which were financed. The total amount outstanding of $439,000 is required to be paid based on normal credit terms.

Purchase Commitments – Capital Expenditures

As of January 26, 2025, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $600,000.

Critical Accounting Policies and Recent Accounting Developments

As of January 26, 2025, there were no changes in our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended April 28, 2024.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended April 28, 2024.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our Annual Report on Form 10-K for the year ended April 28, 2024.

Inflation

Any significant increase in our raw material costs, utility/energy costs, and general economic inflation could have a material adverse impact on the company because competitive conditions may limit our ability to pass significant operating cost increases on to customers.

During fiscal 2024 and continuing through the third quarter of fiscal 2025, raw material costs started to decline due to slowing global demand; however, the cost of labor remained challenging during fiscal 2024 and continuing through the third quarter of fiscal 2025.

Inflationary pressures also affected consumer spending during fiscal 2024 and continuing through the third quarter of fiscal 2025, causing a slowdown in business in both the mattress industry and the residential home furnishings industry. This slowdown has caused reduced demand from producers of home furnishings for our mattress fabrics and residential upholstery fabrics products during fiscal 2024 and continuing through the third quarter of fiscal 2025.

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

Effective January 19, 2023, we entered into a second amended and restated U.S. revolving credit agreement (the "Amended Agreement") to establish an asset-based revolving credit facility that required interest to be charged at a rate calculated using an applicable margin over the Federal Reserve Bank of New York's secured overnight fund rate (SOFR), as defined in the Amended Agreement. The interest rate under the Amended Agreement as of January 26, 2025, was 5.8%. As of January 26, 2025, there were no outstanding borrowings under the Amended Agreement.

Effective March 20, 2024, we entered into an unsecured credit agreement with a financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points at the time of borrowing, which represents 2.95%. There were outstanding borrowings under this agreement totaling $4.0 million as of January 26, 2025.

On November 5, 2024, we entered into an unsecured credit agreement with another financial institution in China denominated in RMB that requires interest to be charged at a rate based on the Loan Prime Rate ("LPR") in China minus 50 basis points at the time of borrowing, which represents 2.60%. There were outstanding borrowings under this agreement totaling $1.4 million as of January 26, 2025.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of January 26, 2025, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of January 26, 2025, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended January 26, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 26, 2025. Our legal proceedings are disclosed in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Item 1A. Risk Factors

Except as set forth below, there have not been any material changes to our risk factors during the three months ended January 26, 2025, from the risk factors disclosed in Item 1A “Risk Factors” of the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2024, for the fiscal year ended April 28, 2024.

Our business may be adversely affected by increased tariffs or other changes in U.S. trade policy related to imported products, as well as violations of existing trade policies.

Many of our products are manufactured or sourced outside of the United States. The U.S. government has imposed certain tariffs on imports from various countries, including China, where a significant amount of our products is produced. Recently, the U.S. government significantly increased tariffs on imports from China, and has indicated a willingness to impose additional tariffs on imports from China and other countries. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers. Moreover, if other countries enact retaliatory tariffs in response to U.S. trade policy, our sales, and the economy in general, may be adversely affected. If we are unable to pass along these additional costs, our gross margins on products sold may be adversely affected. As a result, the tariffs could have a material adverse effect on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
October 28, 2024 to December 1, 2024	—	—	—	$3,248,094
December 2, 2024 to December 29, 2024	—	—	—	$3,248,094
December 30, 2024 to January 26, 2025	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended January 26, 2025, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Appointment of Principal Accounting Officer

Effective March 5, 2025, the Board of Directors of the company appointed Ronald S. Chandler as the company’s Vice President and Corporate Controller and to serve as the company’s principal accounting officer. Mr. Chandler will report to Kenneth R. Bowling, the company’s Executive Vice President, Chief Financial Officer, and Treasurer, and, in connection with Mr. Chandler’s appointment, Mr. Bowling will no longer serve as the Company’s principal accounting officer.

Mr. Chandler, age 46, previously served as the company’s Corporate Controller since July 2021, and began his tenure with the company as Assistant Corporate Controller in January 2014. Prior to joining the company, Mr. Chandler served as Accounting Manager for Inmar, Inc. from 2010 to 2014 and in audit associate roles with Grant Thornton LLP from 2006 to 2010. Mr. Chandler earned a bachelor’s degree in Business Administration, with a concentration in Finance, from Western Carolina University and a master’s degree in Accounting from the University of North Carolina at Greensboro. Mr. Chandler is a certified public accountant.

In connection with his appointment, Mr. Chandler’s annual salary was increased from $149,900 to $175,000.

There is no arrangement or understanding pursuant to which Mr. Chandler was appointed as principal accounting officer of the company. There are no family relationships between Mr. Chandler and any of the company’s directors or executive officers, and there are no related party transactions involving Mr. Chandler that are reportable under Item 404(a) of Regulation S-K.

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

CULP, INC. (Registrant)

Date: March 7, 2025	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)