Form 10-K
period 2025-04-27
CULP INC
filed 2025-07-11
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2025

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or other organization)	56-1001967 (I.R.S. Employer Identification No.)

410 W. English Road 5th Floor, High Point, North Carolina (Address of principal executive offices)	27262 (zip code)

(336) 889-5161

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered

Common Stock, par value $.05/ Share	CULP	New York Stock Exchange

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

As of July 9, 2025, 12,559,129 shares of common stock were outstanding. As of October 27, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $56,266,570 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CULP, INC.

FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update or alter such statements to reflect any changes in management’s expectations or any change in the assumptions or circumstances on which such statements are based, whether due to new information, future events, or otherwise. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring actions, production levels, new project launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings and operating efficiencies from restructuring, integration and similar initiatives), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, potential acquisitions, restructuring and restructuring-related charges, expenses, and/or credits, future economic or industry trends, public health epidemics, or future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currency in China can have a negative impact on our sales of products produced there. In addition, because our foreign operations use the U.S. dollar as their functional currency, changes in the exchange rate between the local currency of those operations and the U.S dollar can affect our reported profits from those foreign operations. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured mattress fabric business to profitability, as well as our ability to successfully integrate our mattress fabric and upholstery fabric divisions and achieve the anticipated operating efficiency and cost reduction benefits of that initiative. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Overview

Culp is one of the largest marketers of mattress fabrics for bedding and upholstery fabrics for residential, commercial, and hospitality furniture in North America. The company markets a variety of fabrics to its global customer base of leading bedding and furniture companies, including fabrics produced at Culp's manufacturing facilities and fabrics sourced through other suppliers. The company competes in a business driven by fashion and product performance, and we strive to differentiate ourselves by placing a sustained focus on creativity and product innovation. In addition, we place great emphasis on providing excellent and dependable service to our customers as well as a supply chain that provides customers with sourcing optionality across a variety of jurisdictions. Our focused efforts to protect our financial strength and manufacturing flexibility have allowed us to maintain our position as a stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

At the end of fiscal 2025, we initiated an integration effort involving the combination of our two operating divisions, Culp Upholstery Fabrics and Culp Home Fashions, into one, unified business designed to optimize operational agility and collaboration, streamline costs and processes, and increase responsiveness to customer needs and market trends. However, for financial reporting purposes, our operations are classified into two operating segments— mattress fabrics and upholstery fabrics. The mattress fabrics business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery fabrics business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and seating for offices, healthcare facilities, and other institutional uses, as well as fabric products that are used in the production of upholstered furniture for the hospitality industry, including seating for restaurants, hotels, and theaters. The upholstery fabrics business also markets window treatment products and provides installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. In fiscal 2025, we operated production and distribution facilities located in North Carolina; Tennessee; Shanghai, China; and Ouanaminthe, Haiti (on the Dominican Republic border), and also operated a facility in Quebec, Canada, for a portion of the year before closing it in connection with the Fiscal 2025 restructuring referenced below.

Culp also sources fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey. Substantially all of these products are created by Culp designers and made specifically for Culp. In connection with the Fiscal 2025 restructuring referenced below, we transitioned the internal weaving operations in our mattress fabrics business to a strategic sourcing model primarily utilizing one of our long-standing supply partners in Turkey.

In May 2024, Culp announced a restructuring plan (the “Fiscal 2025 restructuring”) that was effectively completed during our fiscal 2025 year (the sale of our manufacturing facility in Quebec, Canada occurred on April 30, 2025, at the start of our first quarter of fiscal 2026). The Fiscal 2025 restructuring primarily focused on the consolidation of certain operations within our mattress fabrics segment and included a phased wind-down and closure of our manufacturing plant in Quebec, Canada, and the transition of a portion of that plant's knitting operations to our manufacturing facility in Stokesdale, North Carolina, as well as the transition of that plant's weaving operations to a strategic sourcing model. In addition, the company reduced its fixed cost structure through the consolidation of its sewn mattress cover operation in Haiti and rationalized its internal upholstery fabrics finishing operation in China to better align with demand and further leverage strategic supply relationships. See “—Fiscal 2025 Restructuring” below for further details regarding the restructuring.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below, as well as in our “Management’s Discussion and Analysis” in Part II, Item 7 of this report.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, our stock has been listed on the New York Stock Exchange (NYSE) and trades under ticker symbol “CULP.” Our fiscal year is the 52- or 53-week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina.

Culp maintains a corporate website at www.culp.com. We will make this annual report and our other Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of any materials we file or furnish with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The information included on our website is not incorporated by reference into this annual report or any other reports we file with, or furnish to, the SEC.

Fiscal 2025 Restructuring

On May 1, 2024 (at the beginning of fiscal 2025), Culp announced the Fiscal 2025 restructuring, which was designed to reduce costs, improve asset utilization, and drive performance and profitable growth. The plan, which was primarily focused within the company’s mattress fabrics segment and, to a lesser extent, its upholstery fabrics segment, included the following strategic actions:

•
Consolidating the company’s North American mattress fabrics operations, including a phased wind-down and closure of the company’s manufacturing plant in Quebec, Canada, and the incorporation of the knitting and finishing capacity at this plant into the company’s facility in Stokesdale, North Carolina;
•
Cost efficiency, through-put and quality improvements via the optimization of volume and equipment in the company’s mattress fabrics operation in Stokesdale, North Carolina;
•
Transitioning the mattress fabrics segment’s internal weaving operation to a strategic sourcing model through the company’s long-standing supply partners, which enhanced competitiveness and value for customers;
•
Consolidating the company’s Haiti sewn mattress cover operation (which is located on the Dominican Republic border) into one building, which significantly reduced operating expenses at that location;
•
Restructuring the company’s upholstery fabrics finishing operation in China to better align with demand and continuing to leverage strategic supply relationships; and
•
Reducing unallocated corporate and shared services expenses with targeted annualized savings of $1.5 million.

The implementation of these restructuring actions began in May 2024 and were effectively completed during fiscal 2025, with the sale of the Quebec facility occurring at the start of fiscal 2026. The company incurred total restructuring and restructuring-related costs and charges of approximately $9.4 million in fiscal 2025. This included approximately $5.6 million in cash costs, a portion of which was funded with proceeds from the sale of excess manufacturing equipment and proceeds from a building lease termination in Haiti. For further information about the Fiscal 2025 restructuring, see Note 10 of the consolidated financial statements.

Segments

Our operations are classified into two business segments for reporting purposes: mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2025		Fiscal 2024		Fiscal 2023
Mattress Fabrics	$113.9	53%	$116.4	52%	$111.0	47%
Upholstery Fabrics	99.3	47%	108.9	48%	123.9	53%
Total	$213.2	100%	$225.3	100%	$234.9	100%

Additional financial information about our operating segments can be found in Note 19 of the consolidated financial statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, previously known as Culp Home Fashions prior to the recently announced integration of our mattress fabric and upholstery fabric divisions, manufactures and markets mattress fabrics and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Our mattress fabric business operates a fabric manufacturing facility located in Stokesdale, North Carolina, and, prior to the Fiscal 2025 restructuring, operated a fabric manufacturing facility in St. Jerome, Quebec, Canada. As part of the Fiscal 2025 restructuring, Culp relocated some of its knitting and finishing operations from its Quebec, Canada, facility to Stokesdale, North Carolina, and transitioned its woven jacquard fabric operations to a strategic sourcing model utilizing outside suppliers. See “—Manufacturing and Sourcing—Mattress Fabrics Segment,” below, for information on our mattress fabrics manufacturing.

During fiscal 2023, we completed a restructuring and rationalization of our U.S.-based cut and sewn mattress cover platform, moving our research and development ("R&D") and prototyping capabilities to our owned facility in Stokesdale, North Carolina. This initiative also involved the discontinuation of our higher-cost on-shore production capabilities through the closure of two leased facilities in High Point, North Carolina, and allowed us to generate cost savings by utilizing our lower-cost mattress cover production and sourcing capabilities in Haiti and Asia. Also, as part of the Fiscal 2025 restructuring, we consolidated our Haiti sewn mattress cover operation into one building and significantly reduced operating expenses at that location.

In prior fiscal years, we completed several multi-year capital projects in our mattress fabrics business, including certain operational consolidations, capacity expansions, efficiency and customer service enhancements, and other measures to maintain flexibility in our fabric sourcing strategies. In fiscal 2021, we invested in additional knit machines and other equipment to expand our mattress fabric capacity in North America, and we also enhanced the digital project management platform that allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising. In fiscal 2022, we expanded our leading-edge technology by investing in robust hot melt lamination finishing equipment. In fiscal 2024, we invested in knitting software to monitor machine efficiency and output and a chemical dosing system designed to enhance our finishing capabilities and provide immediate cost saving benefits.

We believe the success of our mattress fabrics business over the longer term is due largely to a strategy focusing on creative design and product innovation, a strong, multi-faceted and flexible global manufacturing and sourcing platform, solid long-term customer and vendor relationships, and reliable service. Our business model has allowed us to provide bedding manufacturers with innovative products developed from consumer-based research and trend analysis, and we have been able to meet continually changing demand trends with the support of our flexible global platform.

Upholstery Fabrics. The upholstery fabrics segment, previously known as Culp Upholstery Fabrics prior to the recently announced integration of our mattress fabric and upholstery fabric divisions, markets fabrics for residential, commercial, and hospitality furniture. This segment also includes window treatment products and installation services through our Read Window Products business, including roller and solar shades, drapery, roman shades and top treatments, hardware, and top-of-mattress soft goods, for customers in the hospitality and commercial industries.

During the first quarter of fiscal 2025, the upholstery fabrics segment reduced the number of facilities it operates in Shanghai, China, and now operates three facilities there. From these locations, we market a variety of upholstery fabrics and cut and sewn kits sourced from third-party producers, mostly in China and Vietnam. We utilize these facilities for design, prototyping, warehousing, quality control, and inspection operations related to these products. As part of the Fiscal 2025 restructuring, we rationalized our internal upholstery fabrics finishing operation in China to better align with demand and further leverage strategic supply relationships. See “—Manufacturing and Sourcing—Upholstery Fabrics Segment,” below, for information on our upholstery fabrics manufacturing.

We continue to expand our marketing efforts to sell our upholstery fabrics products in countries other than the U.S., including the Chinese local market. In fiscal 2024, we established an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our sourcing capabilities and to further diversify our supply chain in Asia. Additionally, we market a variety of window treatments, using mostly customer-supplied fabrics and materials, which are fabricated at our Read Window Products facility in Knoxville, Tennessee, and our facility in Stokesdale, North Carolina, as well as by third-party suppliers.

In recent years, our upholstery fabrics business has successfully transitioned from reliance on a large fixed capital manufacturing base to a more flexible and scalable marketing model better equipped to meet changing levels of customer demand and shifting consumer tastes. At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics. This strategy has allowed us to reduce capital investment in fixed assets and better control production costs, while continuing to leverage our design and finishing expertise, industry knowledge, and customer and supplier relationships.

We believe the success of our upholstery fabrics business over the longer term is due largely to a strategy focusing on design and product innovation in a low-cost environment, speed-to-market execution, consistent quality, reliable service and lead times, and increased recognition of and reliance on the Culp brand. We believe this strategy serves as a competitive differentiator in our markets and enables us to provide furniture manufacturers with products from nearly every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp offers products primarily to manufacturers and other customers in four principal markets – bedding, residential furnishings, commercial furnishings, and hospitality furnishings. The mattress fabrics segment supplies the bedding market with mattress sets (mattresses, box springs, foundations and top-of-bed components) and bedding accessory products. The upholstery fabrics segment supplies the residential furnishings market and the commercial and hospitality furnishings markets. The residential furnishings market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furnishings market includes fabrics used for upholstered seating sold primarily for use in offices, healthcare facilities, and other institutional settings as well as window treatment products for commercial application. The hospitality furnishings market includes fabrics and window treatment products for use in the hospitality industry (primarily hotels, restaurants, and theater seating). The principal markets into which the company sells products are described in more detail below. The great majority of our products are sold to manufacturers for end use in the U.S. and, accordingly, the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a larger share of bedding industry sales are replacement purchases, which are generally less volatile than sales based on economic growth and new household formation. Since the second half of fiscal 2022, the bedding industry has experienced weakness in domestic mattress sales, with industry reports reflecting significant unit contraction and historically low volume. We believe this industry softness is mostly driven by inflationary pressures and related uncertainty affecting consumer spending, especially for mattress products in the low to mid-range price points, and a shift in demand from home goods to travel, leisure, and entertainment following a pulling forward of demand for home goods during the early years of the COVID-19 pandemic. Industry reports indicate that these factors, along with potential price increases driven by recent tariff-related actions, are expected to continue affecting the bedding industry into fiscal 2026.

Until the last several years, the U.S. bedding industry largely remained a North American-based business, with limited competition from imports. This dynamic was mainly driven by the short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong domestic brand recognition. In recent years, imports of bedding into the U.S. accelerated significantly, especially for lower-priced and roll-packed, boxed bedding. Major importing countries in fiscal 2025 included Indonesia, Mexico, Vietnam, Poland, and China, among others. The result of the increase in imports has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers to those manufacturers, including Culp. While several rounds of actions by the U.S. Department of Commerce intended to promote domestic production have yielded some benefits to domestic manufacturers, and recent U.S. tariff measures may ultimately enhance the competitive positioning of domestic manufacturers, imported products continue to retain solid market share. Additionally, many mattress producers have adjusted to an assembly-only model in the U.S., still utilizing a mix of domestic and imported materials from suppliers like Culp.

We believe that key trends in the bedding industry include increased demand for roll-packed/compressed mattresses through both online and traditional sales channels, greater awareness among consumers about the health benefits of better sleep, emphasis on the design knitted or woven into mattress fabric, consolidation resulting in larger market share for certain mattress manufacturers and marketers, and the pricing and supply chain impacts stemming from the ongoing global trade negotiations and related tariff and import control measures. Consumer acceptance of roll-packed/compressed, or “boxed,” mattresses as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for knitted fabrics and sewn mattress covers.

Mattress fabric design efforts are based on current trends in home decor and fashion. Additionally, the growth in non-traditional sources for retail mattress sales, such as online e-commerce channels and wholesale warehouse clubs, may potentially increase overall consumption of bedding products due to convenience and high traffic volume, which may result in more frequent product replacement. Among fabric types, knitted fabrics have continued to increase in popularity. Knitted fabric was initially used primarily on premium mattresses, but these fabrics are now used in more mattresses at mid-range to lower retail price points and nearly all roll-packed bedding. Knitted fabrics offer higher gross margin potential because they are viewed as more versatile due to their design flexibility in both style and texture and their functionality with roll-packed bedding.

Overview of Residential, Commercial, and Hospitality Furnishing Industries

Overall demand for our residential and commercial upholstery fabrics depends upon consumer and business demand for furniture products, which is subject to variations in the general economy, including current inflationary pressures affecting consumer spending and declines in consumer confidence. Purchases of furniture products are discretionary purchases for most individuals and businesses, and economic downturns or periods of depressed consumer confidence reduce demand for our upholstery fabrics. In addition, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formation. Reduced home sales in recent years have adversely affected our residential sales.

Additionally, demand for our upholstery fabrics and window treatment products for the commercial and hospitality industries generally reflects economic trends affecting businesses; consumer spending on travel and experiences; demand for new and refurbished hotel and resort properties; and demand for new and refurbished commercial office space. Increased consumer spending on travel and experiences following the COVID-19 pandemic has driven increased demand for our products in the hospitality market, while significant challenges in the commercial real estate market following the pandemic and its impact on remote work trends have adversely affected our commercial sales to some extent.

The sourcing of components and fully assembled furniture from overseas continues to play a major role in the furniture industry. The largest source for imported upholstery fabrics continues to be China, while China and Vietnam now serve as the largest sources for fully assembled furniture. Imports of upholstery fabric, both in roll and in “kit” form, have significantly impacted the furniture market in recent years, with fabrics entering the U.S. from China and other low labor-cost countries resulting in increased price competition in the upholstery fabric and upholstered furniture markets. The supply chain and pricing impacts stemming from the ongoing trade negotiations between the U.S. and China and other low labor-cost countries, as well as related tariff and import control measures, may ultimately impact this competitive dynamic.

In general, the residential furniture industry has been consolidating for several years, with the result of this trend being fewer, but larger, customers for marketers of upholstery fabrics. Intense price competition continues to be an important consideration for both residential and commercial furniture.

Additionally, with the ongoing trade discussions and other tensions between the U.S. and China, including additional tariff and import control measures, the trend of customers transitioning some or all of their supply chains away from China beginning in late fiscal 2019 has continued and, in some cases, accelerated. While we believe Asia remains a preferred location for sourcing of components, including fabric, we continue to diversify our sourcing strategies to develop additional geographic options to service our customers.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are our two identified operating segments. These fabrics are sold in roll form and as sewn mattress covers by the mattress fabrics segment, and in roll form and as cut and sewn kits by the upholstery fabrics segment. Our upholstery segment also provides window treatments and related products.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 53% of our total net sales for fiscal 2025, compared with 52% for fiscal 2024. The company has emphasized fabrics that have broad appeal at prices generally ranging from $2.00 to more than $18.00 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 47% of our total net sales for fiscal 2025, compared with 48% for fiscal 2024. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $5.00 to $15.00 per yard.

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
•
Woven jacquards – Various patterns and intricate designs, woven on complex looms using a variety of synthetic and natural yarns; sourced from third parties following the Fiscal 2025 restructuring.
•
Converted fabric – Suedes, pile, and embroidered fabrics, as well as other specialty type products, are sourced to offer diversity for higher-end mattresses.

•
Sewn mattress covers – Covers for bedding (primarily specialty beds), sewn from mattress fabrics produced by our facilities or sourced from third parties.

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
•
Suedes – Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding. The fabrics are typically plain or small jacquard designs, with some printed. These fabrics are sometimes referred to as "microdenier suedes."
•
Faux leathers – Sueded or knitted base cloths that are overprinted with polyurethane, and composite products consisting of a base fabric that is coated with a top layer of polyurethane that simulates the look and feel of leather.
•
Cut and sewn kits – Covers made from various types of upholstery fabrics and cut and sewn to the specifications of furniture manufacturing customers for use on specific furniture frames.

Through our Read Window Products business, the upholstery fabrics segment also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries. These products include roller & solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment currently operates two manufacturing plants, with one located in Stokesdale, North Carolina, and one in Ouanaminthe, Haiti, on the Dominican Republic border. In connection with the Fiscal 2025 restructuring, we closed our manufacturing plant in St. Jerome, Quebec, Canada, and expanded the capacity of our plant in North Carolina via the relocation of knitting and finishing equipment from our Canada facility. In addition, we consolidated our Haiti production operations from two facilities to one. See “—Fiscal 2025 Restructuring” for further details regarding the Fiscal 2025 restructuring. Over the past eleven fiscal years, we have made capital expenditures to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Knitted fabrics are currently produced at our Stokesdale facility, while our jacquard (damask) fabric, which was previously produced solely at our facility in Canada, is now sourced primarily from a long-tenured, strategic supplier located in Turkey. The majority of our finishing and inspection processes for mattress fabrics is conducted at the Stokesdale plant, which also offers finished goods distribution capabilities and houses the majority of the mattress business’s administrative offices. Additionally, our mattress cover operation has a wholly owned manufacturing platform in Haiti for production of cut and sewn mattress covers that now consists of a single leased facility following the Fiscal 2025 restructuring.

In addition to the mattress fabrics and sewn covers manufactured internally, we have important supply arrangements that allow us to source mattress fabrics and sewn covers from strategic suppliers. We source some knitted fabrics, certain converted fabric products, and sewn mattress covers using our Culp China platform. We also source sewn mattress covers from a strategic supply relationship in Vietnam, and our woven jacquard (damask) and knitted fabrics from outside suppliers, with the majority of our woven jacquard (damask) fabrics sourced from a long-standing, strategic supplier located in Turkey. Substantially all of our outsourced mattress fabric products are made specifically for Culp and manufactured to our design specifications.

Upholstery Fabrics Segment

During the first quarter of fiscal 2025, the upholstery fabrics segment reduced the number of facilities it operates in Shanghai, China, and now operates three facilities there. At these facilities, we inspect fabrics sourced from a limited number of suppliers. As part of the

Fiscal 2025 restructuring, we rationalized our internal upholstery fabrics finishing in China to align with current demand and further leverage strategic supply relationships. Additionally, we previously produced cut and sewn upholstery kits in Haiti, but we discontinued this production during fiscal 2024 due to reduced demand.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as microdenier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. During fiscal 2025, we sourced unfinished and finished fabrics, as well as cut and sewn kits, from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs and work with our product development team located in China to meet the demands of our customers. Beginning in late fiscal 2019, we also developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin adjusting our supply chains to meet customer demands. In fiscal 2024, we established an administrative office in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing and further diversifying our supply chain in Asia. Additionally, beginning in fiscal 2022, we developed strategic supplier relationships in Turkey for additional sourcing of fabric products, providing further diversification in our supply chain.

We fabricate a variety of window treatment products at our Read Window Products facility in Knoxville, Tennessee, as well as our facility in Stokesdale, North Carolina, and we also use a limited number of strategic suppliers in the U.S. and Mexico for window treatment fabrication. The majority of upholstery fabrics and materials used by our Read Window Products business to fabricate window treatments are customer-supplied. These materials are generally sourced by customers, and we also source a portion of other window treatment products such as hardware and roller shades, from outside suppliers in the U.S., Turkey, and China.

Product Design and Innovation

Consumer tastes and preferences related to bedding, upholstered furniture, and window treatment products change over time. The use of new fabrics, creative designs, and special production finishes and technologies remains an important consideration for manufacturers and marketers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns, textures, and performance properties. Culp’s success is largely dependent on its ability to market fabrics and products with appealing designs and patterns, as well as performance properties such as cleanability, stain-resistance, cooling, sustainability, and health- and hygiene-related benefits. The process of developing new designs and innovative finishes involves maintaining an awareness of broad fashion and color trends, as well as wellness and other consumer trends, both in the U.S. and internationally.

To enhance our design and innovation creativity and advance the synergies between our mattress fabrics and upholstery fabrics segments, we launched a new innovation campus in downtown High Point, North Carolina, during fiscal 2022. This space combines our design, innovation, and sales teams for both businesses into a shared location to support collaboration and pull our top creative talent together to develop new products and technologies based on the latest consumer trends.

Mattress Fabrics Segment

Design innovation is a very important element of mattress fabric production. We invest significant resources to stay ahead of current design trends, including maintaining a team of dedicated design and innovation professionals; investing in research and development activities, such as participation in international design shows; and implementing systems for creating, cataloging, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are often drawn to the mattress that is the most visually appealing when in a retail showroom or viewing mattress products online, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

Mattress fabric designs are not routinely introduced on a scheduled seasonal cadence. Designs are typically introduced upon the request of the customer as they plan new product introductions. Additionally, we work closely with our customers on new design offerings around the major furniture markets such as those in Las Vegas, Nevada, and High Point, North Carolina.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) primarily focused on value in designing furniture body cloths, while promoting style leadership with pillow fabrics and color. Our design staff regularly attends international trade and design shows to maintain familiarity with current design and fashion trends. The team searches continually for new ideas and for the best sources of raw materials, yarns, and fabrics, utilizing a supply network located mostly in China. Using these design elements, the team develops product offerings using ideas and materials that take both fashion trends and cost considerations into account to offer products designed to meet the needs of furniture manufacturers and, ultimately, consumer preferences.

Upholstery fabric designs are introduced at major fabric trade conferences that occur twice annually in the United States. We prioritize the protection of our proprietary designs and are assertive in addressing any copying or infringement.

Distribution

Mattress Fabrics Segment

Most of our mattress fabrics shipments originate from our facility in Stokesdale, North Carolina, and we currently have additional distribution capabilities in China, Haiti, and Turkey. Following the Fiscal 2025 restructuring, distribution from Canada was eliminated in connection with the closure of our former facility there.

Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of “make to stock” mattress fabrics at our distribution facility in Stokesdale, North Carolina, so that products may be shipped to customers with shorter lead times and/or on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina, and Shanghai, China. In fiscal 2026, we plan to consolidate our distribution operations in Burlington, North Carolina, into our Stokesdale facility for operational efficiency and cost reduction purposes in connection with the integration of our mattress fabric and upholstery fabric segments. We also have distribution capabilities in Vietnam and Turkey.

In addition to “make to order” distribution, an inventory of select fabric patterns is held at our distribution facilities in North Carolina and China from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.” Our distribution capabilities for our “Culp Express” program to local customers in Canada through our mattress fabrics distribution facility in Quebec, Canada, were discontinued following the Fiscal 2025 restructuring.

Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly from Read's manufacturing facility in Knoxville, Tennessee, to the job installation site.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of our mattress fabric production costs. The mattress fabrics segment purchases primarily synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, glue adhesives, laminates, dyes, and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand and the general rate of inflation. The ongoing global trade negotiations, including the recent imposition of U.S. tariffs on China imports and the possibility for additional tariffs, have also impacted the price of raw materials and may continue to do so. Additionally, because many of our basic raw materials are produced from petrochemical products, our costs are highly sensitive to the underlying price of oil.

The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials, apart from some delays experienced during the COVID-19 pandemic. However, our increasing use of outside suppliers to source materials could subject the mattress fabrics segment to price adjustments, delays and expenses associated with expedited logistics for delays, or production interruptions from sourced partners caused by problems within businesses that we do not control.

Upholstery Fabrics Segment

The upholstery fabrics segment generally does not purchase raw materials directly, but raw materials, particularly synthetic yarns (polyester, acrylic, rayon, and polypropylene) and dyes, are important to our suppliers of finished and unfinished fabrics. Raw materials account for approximately 60%-70% of the costs of the upholstery fabric products we manufacture. As with our mattress fabrics, our costs fluctuate based on supply and demand, the general rate of inflation and the price of oil. In addition, the ongoing global trade negotiations, including the recent imposition of U.S. tariffs on China imports and the possibility for additional tariffs, have also impacted raw material costs and may continue to do so.

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

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales traditionally being the highest in early spring and late summer and another peak in mid-winter. In the U.S., customers often purchase mattresses during major holidays in conjunction with retail store promotional events. However, these seasonality trends relate more to in-store retail sales. Online sales, which have grown in recent years, are less affected by in-store seasonality trends.

Upholstery Fabrics Segment

The upholstery fabrics business has some seasonality, which is tied to the timing of holidays in our manufacturing facilities. Our facilities in China close during Chinese National Holiday (in October) and the Chinese New Year (which occurs in January or February each year), often causing sales to be higher in advance of these holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, product performance, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated within a few relatively large suppliers including Culp, as well as some niche producers focusing mainly on knitted products. We believe our principal mattress fabric and mattress cover competitors are BekaertDeslee Textiles (fabric and mattress cover producer), Global Textile Alliance (fabric and mattress cover producer), and several smaller companies producing knitted fabrics, sewn covers, and other fabric, including companies in China supplying fabric and cover products to sub-contract manufacturers in the U.S. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our mattress fabrics because import producers generally do not purchase our fabrics.

Upholstery Fabrics Segment

In the upholstery fabrics market, we compete against a large number of companies ranging from a few manufacturers comparable in size to Culp to small producers and converters (companies who buy and re-sell fabrics, but have no manufacturing). We believe our principal upholstery fabric competitors are Crypton, Dorell Fabrics Co., Morgan Fabrics, Richloom Fabrics, Specialty Textile, Inc., and ZhongWang Fabrics, plus a significant number of smaller competitors (both manufacturers and converters).

The trend in the upholstery fabrics industry toward greater overseas competition and the entry of more converters has caused the industry to become substantially more fragmented in recent years, with lower barriers to entry. This has resulted in a larger number of competitors selling upholstery fabrics and an attendant increase in competition based on price.

Environmental and Other Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and federal and state environmental laws, as well as similar laws governing our facilities in China and Haiti and our former facility in Canada. We monitor our compliance with these laws and regulations in an attempt to minimize the risk of violations.

Our operations involve a variety of materials and processes that are subject to environmental regulation. Under current law, environmental liability can arise from previously owned properties, previously leased properties, and properties owned by third parties, as well as from properties currently owned and/or leased by the company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation.

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

We have been involved from time to time, and may again be involved, in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated and addressed based on information presently available. Based on this information, we do not currently believe that environmental matters will have a material adverse effect on either the company’s financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Human Capital

Our Employees

As of the end of fiscal 2025, we employed 829 people, a decrease of 171 employees compared to the end of the prior fiscal year. The mattress fabrics segment employed 523 people at fiscal year-end, a decrease of 140 employees from the prior year, while the upholstery segment employed 277 people, a decrease of 28 employees from the prior year. The remaining employees comprise the company’s shared services functions. The year-over-year decrease in the number of employees in the mattress fabrics segment stems primarily from headcount reductions associated with the Fiscal 2025 restructuring and the related closure of our Canada manufacturing facility and consolidation of our two manufacturing facilities in Haiti. The decrease in the number of employees in the upholstery fabrics segment in fiscal 2025 was primarily associated with the rationalization of our internal upholstery fabrics finishing operation in China.

Approximately 475 of our employees work in the United States, and 354 are employed in international locations. We employ the vast majority of our team on a full-time basis.

The hourly employees at our former manufacturing facility in Canada were represented by a local, unaffiliated union. The collective bargaining agreement covering those employees was terminated in connection with our closure of that facility in fiscal 2025. We are not aware of any ongoing efforts to organize our employees, and we believe our employee relations are very good with our workforce.

Our company-wide annual employee turnover rate was approximately 46.3% during fiscal 2025, compared to approximately 43.5% in the prior year. Our annual employee turnover in recent fiscal years has been higher than near-term historical trends, driven mostly by the rationalization and restructuring of our upholstery fabrics cut and sew operations in China and Haiti during fiscal 2023; the rationalization of our mattress fabrics cut and sew operation in the U.S. during fiscal 2023 and in Haiti during fiscal 2024; the discontinuation of our upholstery fabrics cut and sew operation in Haiti during fiscal 2024; and the Fiscal 2025 restructuring and associated closure of our former Canada manufacturing facility, consolidation of our two manufacturing facilities in Haiti, and rationalization of our internal upholstery fabrics finishing operation in China. See “—Fiscal 2025 Restructuring” for further details regarding the Fiscal 2025 restructuring. Excluding employee layoffs associated with these events, our company-wide annual employee turnover rate was approximately 24.5% in fiscal 2025 and 17.6% in fiscal 2024.

Mission Statement and Values

Our human resources department has adopted the following mission statement embodying our values and goals in our relationships with employees:

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

Employee Recruitment, Development, Engagement, and Wellness

We strive to attract, recruit, and retain employees through competitive compensation and benefit programs that are aligned with those of comparable industries and companies and in the geographic areas where our facilities are located, and that comply with local regulatory requirements. We also provide development opportunities that support career growth and maintain a wide variety of programs to engage with our employees and promote overall wellness. We believe these efforts support all of our personnel in the workplace and elsewhere in their lives, which in turn promotes employee satisfaction and retention.

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

Additionally, in fiscal 2022, Culp began its first company-wide global giving initiative, with a program called “Share the Love.” The program involved employees in each of our geographic locations choosing a charitable endeavor to support, based on their knowledge of local cultural considerations and areas of need. In fiscal 2025, we provided each associate in our U.S. locations with a blanket made of mattress fabric manufactured in our Stokesdale, North Carolina facility, while our China operations donated supplies to the security and custodial staffs at their industrial park and associates in our Haiti operations donated toys to a local daycare facility.

Other examples of employee engagement initiatives include:

•
Interactive TeamTalk meetings, business strategy sessions, and video chat sessions with senior management
•
Leadership Talk Tuesdays for managers and supervisors, with each session featuring either an external or internal guest speaker presenting various leadership development topics and also covering company human resources policies and benefits
•
CULP University, an online learning platform with courses coordinating with each month’s Leadership Talk Tuesday topic
•
Frontline Leadership Academy, with monthly sessions held in-person at our Stokesdale, North Carolina facility targeting associates new in leadership roles and those in need of extra leadership development

•
Regularly scheduled, on-site informational and assistance visits by the company's human resources benefits team to our Stokesdale, North Carolina facility
•
CULPchat program soliciting employee feedback and communication
•
The CulpVets program, which provides special recognition to military veterans
•
Employee awards and recognition programs

These engagement efforts and programs are continually refined and updated to meet the evolving needs of our workforce.

Safety and Health

The safety and health of our employees is a fundamental priority at Culp. We maintain comprehensive safety monitoring and training programs, with regular reports to senior management on these topics. Our behavior-based safety initiative combines awareness programs, observation, and training to enhance continued compliance with safe and healthy practices in our facilities.

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include leading bedding manufacturers such as Serta-Simmons Bedding (SSB), Somnigroup International (f/k/a Tempur + Sealy International (TSI) prior to its acquisition of Mattress Firm), Casper, Corsicana, Sleep Number, and Ashley Furniture. Our largest customer in the mattress fabrics segment is Serta-Simmons Bedding (SSB), accounting for approximately 13% of the company’s consolidated sales in fiscal 2025. These sales include sales to customers who are also subcontractors and licensees for Serta-Simmons Bedding (SSB). Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading furniture manufacturers including Ashley Furniture, Flexsteel Home, Jonathan Louis, La-Z-Boy Incorporated (La-Z-Boy Residential and England), Southern Furniture Industries (Fusion and Southern Motion), and Sudair Manufacturing. Major customers for the company’s fabrics for commercial furniture include Exemplis, HNI Corporation, Holiday Inn Club Vacations, and Marriott. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, which accounted for approximately 11% of the company’s consolidated sales in fiscal 2025.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2025		Fiscal 2024		Fiscal 2023
United States	$143,713	67.4%	$153,631	68.2%	$165,807	70.6%
North America (Excluding USA) (1)	32,912	15.4%	29,357	13.0%	29,756	12.7%
Far East and Asia(2)	30,586	14.3%	36,334	16.1%	31,339	13.3%
All other areas	6,026	2.8%	6,011	2.7%	8,032	3.4%
Subtotal (International)	$69,524	32.6%	$71,702	31.8%	$69,127	29.4%
Total	$213,237	100.0%	$225,333	100.0%	$234,934	100.0%

(1)
Of this amount, $28.8 million, $25.1 million, and $24.9 million are attributable to shipments to Mexico in fiscal 2025, 2024, and 2023, respectively.
(2)
Of this amount $16.0 million, $18.3 million, and $20.0 million are attributable to shipments within China in fiscal 2025, 2024, and 2023, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 19 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The order backlog for our mattress fabric segment is not a reliable predictor of future shipments because the majority of sales in that segment are made on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of order backlog that is “firm” in our upholstery fabrics segment, we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. As of April 27, 2025, the portion of the upholstery fabric segment backlog with confirmed shipping dates prior to June 2, 2025, was $6.5 million, compared with $11.7 million as of the end of fiscal 2024 (for confirmed shipping dates prior to June 3, 2024). The decline in the order backlog for our upholstery segment for this period is primarily due to a large residential customer concentrating more of its annual ordering activity in the prior year period for delivery in the first quarter of fiscal 2025. We currently expect this customer's ordering activity to be spread more consistently over the course of fiscal 2026.

Intellectual Property

We currently hold, or have registration applications pending for, numerous trademarks and copyrights for various product and trade names, logos, and fabric designs in the United States and certain foreign countries. We view such intellectual property, along with any unregistered copyrights, trademarks, service marks, trade names, domain names, trade dress, trade secrets, and proprietary technologies, as an important part of our business and seek to diligently protect, monitor, and defend, through appropriate action, against their unauthorized use.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and uncertainties. In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations, financial condition, or future prospects. The risks described below should be carefully considered, together with other information provided in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes. The risks discussed below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may materially adversely affect our business, financial condition, or results of operations in future periods.

Macroeconomic, Market, and Strategic Risks

Continued economic and industry uncertainty could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to cyclical variations in the general economy, including current inflationary pressures affecting consumer spending, declines in overall consumer confidence, recession and fears of recession, and other geopolitical events, such as the ongoing Russia/Ukraine war and armed conflicts in the Middle East and other areas of the world. Because purchases of furniture and bedding products may be considered discretionary purchases for most individuals and businesses, demand for these products is heavily influenced by economic trends. Economic downturns, increases in unemployment rates, persistent inflation, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for discretionary items, including home furnishings, which reduces the demand for our products and, therefore, can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, declines in office occupancy rates, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business.

Following an increase in demand for residential upholstery fabrics during the COVID-19 pandemic, increased consumer discretionary spending on travel, leisure, and entertainment, and away from home goods has persisted in recent years. Inflationary pressures also began to affect consumer spending during the second half of fiscal 2022 and continued through fiscal 2025. Slowdowns in the U.S. housing and commercial real estate markets in fiscal 2024 and 2025 also negatively impacted demand for furniture and bedding, reducing demand for our upholstery and mattress fabric products. In addition, the recent global trade negotiations and related tariff and import control measures occurring beginning in the fourth quarter of fiscal 2025 have impacted and are expected to continue to impact industry pricing and supply chain dynamics, which may continue to pressure demand for our upholstery and mattress fabric products. We are unable to predict how long these trends will last, or to what extent macroeconomic or other geopolitical events may affect the purchasing cycle for home furnishing products. Demand for our products, along with our results of operations, has been adversely affected by macroeconomic trends that are beyond our control, and those effects may continue or worsen.

Partly in response to certain of these trends, in fiscal 2025 we initiated and ultimately completed a restructuring of our business pursuant to which we, among other actions, consolidated our North American mattress fabrics operations and our sewn cover operation in Haiti in an effort to align capacity and cost structure with demand. See “Item 1. Business—Fiscal 2025 Restructuring.” While some of the anticipated cost savings, efficiency and other benefits from these restructuring effort began to positively impact our financial results in fiscal 2025, we can offer no assurance that these efforts will achieve their full intended impacts or that such impacts will be realized on the expected timeframe or at all.

Loss of market share due to competition may result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share, which would likely result in a decrease in our future sales and earnings. In particular, in recent years the U.S. bedding industry in which our mattress fabrics segment participates has seen significant increases in competition from low-cost foreign producers, which has adversely affected demand for our products.

As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, shipping, energy, foreign currency fluctuations, additional tariffs, or labor in the form of price increases, which can put downward pressure on our profit margins. Also, the wide range of product offerings in our industry can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

Our operations are subject to risks of unsettled political conditions, civil unrest or instability, public health concerns or pandemics, natural or man-made disasters, armed conflicts or acts of war, terrorism, and the effects of climate change, any one of which could adversely affect our business and results of operations.

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability in countries in which we operate, natural or man-made disasters, armed conflicts or acts of war, and terrorism. As an example, we maintain an active production facility in Ouanaminthe, Haiti, on the Dominican Republic border. Severe political instability in Haiti, along with recent natural disasters, has created a crisis in the country, subjecting our operations there to heightened risk. While operations at our production facility have not been directly affected, ongoing political and civil unrest in Haiti could cause manufacturing disruptions at our Haiti facility.

In addition, public health concerns and pandemics have in the past disrupted and may again disrupt our business. For example, during the COVID-19 pandemic, we temporarily shut down certain of our facilities, as did certain of our sourcing partners and customers, which prevented us from shipping goods in both our residential upholstery fabrics business and our sewn mattress cover business.

Moreover, the effects of climate change and actions taken to combat climate change could exacerbate these risks, including by increasing the likelihood and severity of extreme weather events. Civil instability, public health concerns, natural disasters, armed conflicts or acts of war, terrorism or other adverse events could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels. The materialization of any of these risks could result in additional expense to us, limit our supply of necessary goods and raw materials, and otherwise affect our ability to meet the needs of our customers, and our results of operations may be materially adversely affected as a result.

Our future success depends in part on our ability to successfully implement our strategic initiatives and achieve our business plans.

We continue to focus on strategic initiatives designed to improve our business and our results of operations. At the beginning of fiscal 2025, we announced a significant restructuring plan designed to reduce costs, improve asset utilization, and drive performance and profitable growth. This plan, which we completed during fiscal 2025, focused primarily on the company’s mattress fabrics segment and, to a lesser extent, its upholstery fabrics segment, and included consolidating operations, restructuring operations, and reducing expenses. See “Item 1. Business—Fiscal 2025 Restructuring.” In addition, on April 24, 2025, we announced the strategic transformation of our operating model through the combination of our two operating divisions, Culp Upholstery Fabrics and Culp Home Fashions, into a single, integrated business designed to optimize operational agility, further streamline costs and processes, and increase responsiveness to customer needs and market trends. This integration initiative includes, among other actions, increased centralization and collaboration among previously division-specific functions and departments, the transition of the duties and responsibilities of certain key division leadership roles to a company-wide scope, and the consolidation of upholstery fabric operations at our leased facility in Burlington, North Carolina, into a shared management model within our owned Stokesdale, North Carolina facility.

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

Many of our products are manufactured or sourced outside of the U.S. The U.S. government has imposed certain tariffs on imports from various countries, including China, where a significant amount of our products is manufactured, and recently imposed significant additional tariffs on products imported from China that temporarily increased the tariff rate on certain of our products to well above 100%. Certain of those tariff rates have since been paused and/or reduced, but remain at elevated levels. These recent tariff actions compelled us to raise prices on our products and, as a result, our sales and gross margins on certain products are likely to be impacted. The U.S. government has announced additional tariffs that have not yet gone into effect and may consider re-imposing certain tariffs, imposing additional tariffs or extending the timeline for continuation of existing tariffs. Any tariffs that result in increased costs of imported products and materials could require us to further increase prices to our domestic customers. If we are unable to pass along these additional costs, our sales and gross margins may be adversely affected. Further, while a significant portion of our products produced in China are not sold directly into the U.S., and therefore may not be directly impacted by certain U.S. imposed tariffs, most of our products are sold to manufacturers for end use in the U.S. If our customers’ sales are adversely affected by tariffs, our sales may also be adversely impacted. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” tariffs have had an adverse impact on our business in fiscal 2025, and may have a material adverse effect on our results of operations in the future.

In addition to tariffs, the U.S. government has considered, and is expected to continue to consider, other proposals for substantial changes to its trade and tax policies, which could include import restrictions, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations, require us to source materials from different regions, or increase prices to customers, which could adversely affect sales. Any significant change in U.S. trade or tax policy related to imported products could have a material adverse effect on our business and financial results.

There are also a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties by foreign producers has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, we believe that some China producers have moved their production out of China and continue to engage in competitive activity inconsistent with trade regulations between the U.S. and other countries, including transshipments of mattress products into the United States that circumvent imposed duties by falsely claiming that mattresses are products of a particular country of origin. In response to low-priced mattress imports that moved out of China to other countries in an effort to circumvent U.S. duties, the U.S. Department of Commerce has imposed anti-dumping duties on mattress imports from countries other than China. While we believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties starting in 2021, low-priced imports continue to adversely affect our sales. We can offer no assurance that such trends will abate, nor can we offer assurance that the U.S. Department of Commerce can effectively limit the dumping of low-priced imports into the U.S. market.

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

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to timely deliver products to our customers.

We rely significantly on operations in distant locations, especially China. In addition, we source a significant share of our products and raw materials from offshore suppliers, particularly suppliers in Asia and Turkey. At the same time, domestic manufacturing capacity for upholstery fabrics continues to decline for a variety of reasons and we have limited optionality to source and/or produce upholstery fabrics domestically. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, subjecting us to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, import restrictions, tariffs, shipping rates, potential political unrest and instability, coronavirus or other pandemic-related closure rules, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could have a negative impact on our ultimate financial results.

In recent fiscal years, a confluence of factors has caused disruptions to international shipping, increasing costs and delaying shipments. Attacks on ships in certain waterways in the Middle East have forced ships to take longer routes. In addition, labor disputes at major ports and railways throughout the world, along with weather-related disruptions, such as droughts in Panama reducing capacity in the Panama Canal, impacted the global supply chain. These factors began to affect the availability of containers and space for shipments from our China operations beginning in the second half of fiscal 2024, impacting shipping costs. If any of these situations or similar dynamics were to worsen or replicate, we may be unable to timely ship our products or receive the materials we need to produce our products, or our shipping costs may further increase. We may be unable to pass along such costs to our customers, or may have difficulty meeting our customers’ demands, each of which may materially and adversely affect our results of operations.

In addition, with respect to sourcing products and raw materials from third-party suppliers in China, our ability to timely or successfully import such products or those made with such raw materials may be adversely affected by changes in U.S. laws. For example, certain laws and regulations impose a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in certain defined areas or by certain restricted persons or entities. These laws and regulations specifically target cotton and the apparel and textile industries as high-priority sectors for enforcement. To our knowledge, none of our Chinese suppliers are identified as restricted entities under these laws and regulations, and we prohibit our suppliers from doing business with or sourcing inputs from any company or entity that is in the region targeted or that is restricted under U.S. or other applicable law. However, as a result of these laws and regulations, products we import into the U.S. could be held for inspection by U.S. Customs and Border Protection based on suspicion of noncompliance. During fiscal 2023 and early in fiscal 2024, certain of our shipments were detained as a result of such inspections. We were successful in submitting satisfactory supply chain evidence to result in the release of all such detained goods, and these detentions did not result in any material impact on our business, supply chain, customer relationships, or reputation. However, future detentions could result in unexpected: (i) delays or rejections of products scheduled for delivery to us, which could, in turn, affect the timing or our ability to deliver products to our customers; (ii) supply chain disruptions and increased operating costs; (iii) damage to our customer relationships; and/or (iv) negative publicity that harms our reputation, any of which could have a material impact on our business and negatively affect our financial results.

Our business faces several risks associated with doing business in China

We source a variety of fabrics, as well as cut and sewn upholstery kits and sewn mattress covers, from a limited number of strategic suppliers in China. We also operate three facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation, and the political, legal, and economic climates in China can be fluid and somewhat unpredictable. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, economic sanctions and export controls, environmental regulations, foreign currency exchange rates, the labor market, property, network security, intellectual property, or financial regulations could have an adverse effect on our business. Further, the enforcement of applicable laws, rules and regulations in China may not always be consistent or uniform relative to other jurisdictions. Moreover, any natural disasters, or other threats or disruptions could inhibit our operations in China or increase our costs of operating there.

The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, further changes in the political climate or trade policy of the U.S., such as re-imposed or increased duties, tariffs, or U.S. restrictions on Chinese imports, may adversely affect our business. The Chinese government recently imposed certain reciprocal tariffs on products imported from the U.S. in response to certain trade action by the U.S. Those tariff rates have since been paused and/or reduced, but those tariffs and any additional tariffs or related measures could have a material adverse impact on our third-party suppliers and their supply chains as well as our ability to operate in China.

Our ability to operate in China was adversely affected by the COVID-19 pandemic, and may in the future be negatively affected by additional instances of the coronavirus or other diseases. For example, during the COVID-19 pandemic, China from time to time enforced broad lock-downs which affected our ability to timely produce and ship products and affected the ability of our third-party suppliers and their supply chains to timely deliver products and materials. Any of the risks associated with our Chinese operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

Because a significant portion of our operations are located outside the U.S., we may be adversely affected by changes in the value of the U.S. dollar.

Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the U.S. We manage various operating activities at the local level, and net sales, costs, assets and liabilities are denominated in both the local currency and the U.S. dollar. Our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in applicable exchange rates, affecting our reported results and the comparability of our results of operations and cash flows between periods.

Further, strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the U.S., and strengthening of currency in China could have a negative impact on our sales of products produced there.

We may have challenges managing the outsourcing arrangements used for products and services.

We rely on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, cut and sewn upholstery kits, sewn mattress covers, and services such as weaving and finishing. As part of the Fiscal 2025 restructuring, we transitioned all of our internal production of jacquard (damask) fabric to strategic outside suppliers. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost-effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

In addition, while we are committed to ensuring that all of our manufacturing facilities comply with our internal code of conduct and applicable laws and regulations, and we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them, we do not control these suppliers and independent contractors. A violation of our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production or operating methods of any of our suppliers or independent contractors or their failure to comply with our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations could adversely affect our reputation, brands, sales and partner relationships, which could adversely affect our business and results of operations.

Impairment of assets would result in a decrease in our earnings and shareholders’ equity.

The company has assets, primarily consisting of property, plant and equipment, right of use assets, inventory, and intangible assets, that may be subject to impairment. ASC Topic 360 establishes an impairment accounting model for long-lived assets, including property, plant, and equipment, right of use assets, and finite-lived intangible assets such as customer relationships and non-compete agreements. It requires the company to assess these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. In accordance with ASC Topic 330, management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant of such indicators are the age of the inventory, planned discontinuances of certain patterns, and restructuring initiatives. ASC Topic 350 establishes an impairment model for indefinite-lived intangible assets, such as our trade names, which must be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any such future actions or circumstances could result in charges that could have an adverse effect on our financial condition and results of operations, and there is no assurance that future write-downs of fixed assets or other intangible assets will not occur if business conditions were to deteriorate.

As part of the Fiscal 2025 restructuring, we incurred non-cash charges of: (i) $1.6 million related to the loss on disposal, valuation, and markdowns of inventory; (ii) $1.3 million associated with additional depreciation for shortened useful lives of equipment; (iii) $849,000 of accelerated lease termination costs for the reduction in periods of use for certain facilities, and (iv) an impairment charge of $540,000 related to the “Read Window” tradename. See Notes 6 and 10 of the consolidated financial statements for further details of the above-mentioned non-cash charges. Moreover, as a result of inventory assessments, we incurred a non-cash inventory charge during fiscal year 2023 totaling $5.8 million, which included: (i) a $2.9 million impairment charge associated with our mattress fabrics segment; (ii) $2.8 million related to markdowns of inventory in both segments that were estimated based on our policy for aged inventory; and (iii) $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China.

In fiscal 2026, we expect to incur non-cash charges of $425,000 associated with write-downs and other inventory related adjustments; a non-cash charge of $223,000 associated with accelerated rent amortization for a leased building in Burlington, North Carolina; and other non-cash charges including, but not limited to, charges associated with the integration of our two operating divisions, Culp Upholstery Fabrics and Culp Home Fashions, into one, unified business. Actual impairment and non-cash charges may exceed these amounts.

Impairment of our assets, including inventory, results in an immediate charge to our earnings, and can have a material adverse effect on our operating results and financial condition.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs and we rely upon outside suppliers for component materials such as yarn, unfinished fabrics, and cut and sewn upholstery kits and mattress covers and jacquard (damask) fabric, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services have had, and could continue to have, a negative effect on our production costs and ability to meet the demands of our customers, which can affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect our profit margins and earnings.

Rising oil prices, a higher demand environment, and labor shortages during fiscal 2022 caused raw material prices to increase, particularly during the second half of the year. During fiscal 2023 and fiscal 2024, the cost of raw materials declined due to lower oil prices and slowing global demand, but the higher costs and lower availability of labor remained challenging in both years. While the cost of raw materials and labor costs were relatively stable during fiscal 2024 and the early and middle portions of fiscal 2025, the recent global trade negotiations and related tariff and import control measures beginning in the fourth quarter of fiscal 2025 have impacted, and are expected to continue to impact, industry pricing and supply chain dynamics and, in turn, pressure our raw material costs. We may be unable to pass along increases in raw material prices, and our results of operations may be harmed as a result.

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

We currently have several customers that collectively account for a substantial portion of our sales. In the mattress fabrics segment, several bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta-Simmons Bedding (SSB) and its subcontractors and licensees accounting for approximately 13% of consolidated net sales in fiscal 2025. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 11% of consolidated net sales during fiscal 2025, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable. For example, in recent years, two of our major customers associated with our mattress fabrics segment filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we did not record any credit losses and have received payment in full regarding all outstanding accounts receivable with respect to each of these customers, a business failure or loss of either such customer and its affiliates, or a business failure or loss of one or more other major customers, could cause a decrease in our sales and an adverse effect on our earnings.

Unforeseen events may adversely affect our customers, causing them to delay, or cease, payments to us. For example, during the onset of the COVID-19 pandemic, some customers experienced cash flow challenges and requested extended payment terms. While we perform credit evaluations of our customers, those evaluations involve significant management diligence and judgment and may not prevent uncollectible trade accounts receivable, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

If we fail to anticipate and respond to changes in consumer tastes and fashion trends, our sales and earnings may decline.

Demand for various types of upholstery fabrics and mattress coverings changes over time due to fashion trends and changing consumer tastes for furniture and bedding. Our success in marketing our fabrics depends upon our ability to anticipate and respond in a timely manner to fashion trends in home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, inaccurate projections about the demand for certain products could cause the accumulation of excess raw material or finished goods inventory, which could lead to inventory mark-downs and decreases in earnings.

Increasing dependence on information technology systems comes with specific risks, including cybersecurity breaches and data leaks, which could have an adverse effect on our business.

Our business increasingly relies on technology systems and infrastructure. Additionally, we rely on third-party service providers in connection with the maintenance thereof and the execution of certain business processes. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems pose risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including artificial intelligence and machine learning, cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks, including phishing attempts, covertly introducing malware to our computers and networks (or the computers and networks of our third-party providers), and impersonating authorized users, among other types of cyber-attacks, that could compromise our internal technology systems or infrastructure, or result in data leakage in-house or at our third-party providers and business partners. Moreover, we may face increased exposure to these threats as a result of allowing certain of our employees to work remotely from time-to-time. Attempts to gain unauthorized access to information technology systems have become increasingly more sophisticated over time, and while we seek to detect and investigate all security incidents and to prevent their recurrence, in some cases we might be unaware of an incident or its magnitude and effect. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information could damage our business or subject us to unexpected liabilities, expenditures, and recovery time.

Additionally, the devotion of additional resources to the security of our information technology systems in the future could significantly increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach resulting in the unauthorized release of confidential information with the cost to protect us against such a breach, and we have taken steps to obtain insurance coverage for certain potential losses arising from a breach, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or not covered at all by our insurance. Losses in excess of our insurance coverage or outside the scope of our coverage could have a material adverse effect on our operations and financial results. In addition to direct financial losses, cybersecurity incidents may adversely impact our relationships with our customers or our business reputation, which may cause long-term damage to our business. We have been a target of cybersecurity attacks in the past, and while such attacks have not resulted in a material impact on our operations, business, customer relationships, or reputation, we can provide no assurance that cybersecurity attacks or other cybersecurity-related incidents will not have a material adverse impact on our business in the future.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategies could cause uncertainty about the direction of our business.

In July 2024, we entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”) that filed a Schedule 13D with the SEC with respect to the company, where we agreed to appoint a representative of 22NW to our board of directors and nominate that representative for election at our 2024 annual meeting in return for certain confidentiality and standstill provisions. In June 2025, we entered into a new multi-year agreement with 22NW pursuant to which, in return for certain confidentiality and standstill provisions, we agreed to: (i) renominate the 22NW representative for election to our board of directors at our 2025 and 2026 annual meetings; (ii) nominate two identified independent candidates for election to our board of directors at our 2025 and 2026 annual meetings; (iii) establish a strategy committee of our board of directors, and (iv) limit the size of our board of directors to no more than eight as of our 2025 annual meeting and no more seven as of our 2026 annual meeting and until the agreement with 22NW terminates. 22NW remains a greater than 5% owner of Culp stock.

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

Our business is dependent on attracting and retaining quality employees. Competition for personnel is highly competitive, and there is no assurance we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs is subject to many factors such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors with respect to compensation levels. Wage rates have increased significantly in the U.S. and wage increases have also occurred in foreign countries in which we operate. Any further significant increases in wage rates in the countries in which we operate could have a material adverse impact on our operating results. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, and meal-and-break time could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs and we may be unable to fully pass these costs to our customers through increased selling prices, which could deteriorate our profitability. In addition, further changes that hurt our ability to attract and retain personnel could adversely affect our results of operations in the future. Moreover, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations.

Our intellectual property rights may not prevent others from using our copyrights or trademarks in connection with the sale of competitive products. We may be subject to claims that our products or trademarks infringe intellectual property rights of others.

We currently hold, or have registration applications pending for, numerous trademarks and copyrights for various product and trade names, logos, and fabric designs in the United States and certain foreign countries. We view such intellectual property, along with any unregistered copyrights, trademarks, service marks, trade names, domain names, trade dress, trade secrets, and proprietary technologies, as an important part of our business. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar or competitive with our fabric designs or other products, and may be costly and time-consuming to protect and enforce. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property rights, we may be unable to prevent other companies from using our fabric designs or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

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

Acquisitions have been and may continue to be an important element of our business strategy. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability, and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including difficulties integrating acquired operations, technology, personnel, and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost-savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses; and potential loss of key management employees of the acquired business. In addition, internal control over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demand on our management, operational resources, and financial and internal control systems. Customer dissatisfaction or performance issues with an acquired business, technology, service, or product could also have a material adverse effect on our reputation and business.

Risks Related to Financing Our Operations

We have required, and may continue to require, funding from external sources, which may not be available at the levels we require or may cost more than we expect. As a result, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. Our available cash, cash equivalents, and cash flow from operations have generally been adequate to finance our operations and capital requirements in recent years, but in fiscal 2025 we required additional external funding to support our operations and utilized both U.S. and China credit facilities for that purpose. Also, market interest rates increased significantly in fiscal 2023 and have impacted our cost of borrowing in subsequent periods. If interest rates increase further, our cost of borrowing could increase substantially over debt costs that we have previously incurred.

As of April 27, 2025, we had approximately $21.4 million in total borrowing availability under our domestic credit facility. In January 2023, we entered into a Second Amended and Restated Credit Agreement with respect to our domestic credit facility, and we entered into an amendment to that agreement on June 12, 2025, which extended the term of our domestic credit facility by three years and amended it in certain other respects. The amended Credit Agreement provides for a revolving credit facility of up to a maximum principal amount of $30.0 million, which may be increased upon mutual agreement by up to $10.0 million via an accordion feature, and is secured by a lien on the company's assets. The amount available under this facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory of the company. In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, in the event we draw on any of our credit facilities, outstanding amounts may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

Legal and Regulatory Risks

We are subject to litigation and environmental regulations that could adversely affect our sales and earnings.

We have been, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability, and employment disputes, some of which seek significant damages. We face the continual business risk of exposure to claims that our operations have caused personal injury or property damage, including the related risk of damage to our brand and reputation in conjunction with such claims. We maintain insurance against product liability claims and, in some cases, have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

We must comply with many governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the U.S. by various federal, state, and local regulatory authorities. In addition, governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, import restrictions (including, without limitation, the recent enactment of the UFLPA), quotas, banned substances, and other regulations, are continually changing. Environmental laws, labor laws, tax laws and regulations (including, without limitation, the Global Intangible Low Taxed Income (“GILTI”) tax provisions), data privacy laws, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs and our taxes, or can require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

Risks Related to Trading in Our Stock

The market price of our stock is affected by the illiquidity of our stock, which could lead to our stock trading at prices that are significantly lower than expected.

Public companies with relatively small market capitalizations generally have difficulty generating institutional interest, research coverage, and trading volume. This illiquidity can translate into price discounts as compared to industry peers or to a stock’s inherent value. We believe that the market perceives us to have a relatively small market capitalization. This has led and could continue to lead to our stock trading at prices that are significantly lower than our estimate of its inherent value.

As of June 16, 2025, we had 12,559,129 shares of common stock outstanding and, as of that date, we estimate that: (i) approximately 41% of our stock was beneficially owned by entities and individuals who each owned more than 5% of the outstanding shares of our common stock; and (ii) institutional investors that each beneficially owned more than 5% of our outstanding shares collectively owned approximately 34% of the outstanding shares of our common stock. Sales of substantial amounts of our stock in the public market by any of these large holders could adversely affect the market price of our stock, especially in light of the limited trading volumes.

The market price of our stock may be highly volatile, and the stock market in general can be highly volatile.

Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other companies in our industry, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control but may cause the market price of our stock to decline, regardless of our operating performance.

In addition, our stock is listed on the NYSE, and to continue listing our stock on the NYSE we must maintain certain financial, distribution and stock price levels. Generally, our stock must trade at a minimum average per-share price of $1.00, and for so long as our average global market capitalization is less than $50 million, we must maintain stockholders’ equity of at least $50 million. A stock trading on the NYSE is also generally subject to delisting if it does not have at least 400 stockholders, or at least 1,200 stockholders and average monthly trading volume of at least 100,000 shares, or at least 600,000 publicly-held shares, as such terms are defined by the NYSE. Although we currently meet the NYSE continued listing standards, we cannot assure you we will continue to do so and that our stock will continue to be listed on the NYSE in the future. If the NYSE delists our stock from trading on its exchange and we are not able to list our stock on another national securities exchange, we expect that our stock could be quoted on an over-the-counter market. If this were to occur, we could face material adverse consequences including, among other things: (i) limited availability of market quotations for our stock; (ii) reduced liquidity for our stock; (iii) a determination that our stock is a “penny stock,” which would apply more stringent rules to the trading of our stock and possibly reduce the level of trading in our stock; (iv) less information and analyst coverage regarding our stock; and (v) a more limited ability to issue additional securities or obtain financing.

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

ITEM 2. PROPERTIES

As of the end of fiscal 2025 (April 27, 2025), we leased our corporate headquarters and a design and innovation campus located in High Point, North Carolina. In addition, we owned or leased thirteen facilities associated with our mattress and upholstery fabrics operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by business segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)		Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery fabric division and shared service offices	18,960		2030
High Point, North Carolina	Design and innovation campus, showrooms, and executive offices	21,261		2043

● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing and headquarters office	299,163		Owned
Stokesdale, North Carolina	Distribution center	220,222		Owned
St. Jerome, Quebec, Canada	Manufacturing	202,500	(3)	Owned
St. Jerome, Quebec, Canada	Warehouse	46,113	(3)	2026
Ouanaminthe, Haiti	Manufacturing	80,000		2025 (2)

● Upholstery Fabrics:
Burlington, North Carolina	Finished goods distribution	132,000	(4)	2026
Burlington, North Carolina	Design center	13,750		2026
Knoxville, Tennessee	Manufacturing and offices	37,770		2033
Shanghai, China	Warehouse and offices	68,677		2026
Shanghai, China	Warehouse and offices	89,857		2026
Shanghai, China	Warehouse and offices	89,861		2026

(1)
Includes all options to renew, except as noted in footnote 2 below.

(2)
This lease agreement has an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.
(3)
As announced on May 1, 2024, the company's board of directors made the decision to consolidate the company's North American mattress fabrics operations including the closure and sale of the company's manufacturing facility located in Quebec, Canada, and to exit the leased warehouse facility also located in Quebec, Canada. See Note 8 to the consolidated statements for additional details regarding the sale of the owned Canadian manufacturing facility effective April 30, 2025 (first quarter fiscal 2026). The leased warehouse in Quebec, Canada is no longer used in operations.
(4)
As announced on April 24, 2025, the company will close its leased facility operated by the upholstery fabrics segment located in Burlington, North Carolina, and transition its production and distribution activities utilizing a shared management model within its owned facility located in Stokesdale, North Carolina. The Stokesdale, North Carolina facility has historically been solely operated by the mattress fabrics segment.

We believe that our facilities are in good condition, well-maintained, suitable, and adequate for present utilization. In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive. In the mattress fabrics segment, we believe we have sufficient capacity to meet current and expected demand trends, but we also source certain fabrics from outside suppliers and have the ability to source additional mattress fabrics from outside suppliers to further increase our ultimate output of finished goods.

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

Computershare

P.O. Box 43006

Providence, RI 02940-3078

Overnight correspondence should be sent to:

Computershare

150 Royall St.

Canton, MA 02021

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (NYSE) under the symbol CULP. As of April 27, 2025, Culp, Inc. had approximately 2,176 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

The following analyst covers Culp, Inc.:

Water Tower Research, LLC – Brian Gordon

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 27, 2025 to March 2, 2025	—	$—	—	$3,248,094
March 3, 2025 to March 30, 2025	—	$—	—	$3,248,094
March 31, 2025 to April 27, 2025	—	$—	—	$3,248,094
Total	—	$—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2025, 2024, or 2023, respectively.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2025, 2024, or 2023.

Performance Comparison

The following graph shows changes over the five fiscal years ended April 27, 2025, in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of three companies in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2020 and the reinvestment of all dividends during the periods identified.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2025, 2024, and 2023 each included 52- weeks periods. We refer to the year ended April 27, 2025 as “fiscal 2025,” the year ended April 28, 2024 as “fiscal 2024” and the year ended April 30, 2023 as “fiscal 2023.”

Our operations are classified into two reportable segments: mattress fabrics and upholstery fabrics.

On April 24, 2025, the company announced a strategic transformation of its operating model that will combine certain activities within the mattress fabrics and upholstery fabrics business segments and become a more integrated Culp-branded business.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a mattress fabric manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American mattress fabrics operations, including the closure and sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location. See Note 10 to the consolidated financial statements for further details regarding the restructuring activities announced on May 1, 2024.

All the above restructuring activities related to the May 1, 2024, announcement have been completed, including the sale of the Property located in Quebec, Canada, effective April 30, 2025. See Note 8 located in the notes to the consolidated financial statements for further details regarding the sale of the Property.

During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, North Carolina, and moved our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. As of April 27, 2025, we had upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the fourth quarter of fiscal 2024, we established a wholly owned subsidiary, Culp Fabrics Vietnam Limited, with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing capabilities and to further diversify our supply chain in Asia.

On April 24, 2025, we announced as part of our strategic transformation noted above, that we will close our leased facility located in Burlington, North Carolina, and transition its production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. Our Stokesdale, North Carolina facility has historically been solely operated by our mattress fabrics segment. We expect this transition to be substantially completed by December 31, 2025.

During fiscal 2023, Culp Upholstery Fabrics - Haiti, Ltd. entered into an agreement to terminate a lease agreement for a facility located in Ouanaminthe, Haiti, and relocated a scaled down upholstery cut and sewn kits operation into our existing mattress cover facility also located in Ouanaminthe, Haiti. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in a strategic action to discontinue production of upholstery cut and sewn kits in Haiti. See Note 10 of the consolidated financial statements for further details regarding this restructuring plan.

Additionally, Read Window Products, LLC (“Read”), a wholly owned subsidiary with operations located in Knoxville, Tennessee, and our upholstery fabrics facility located in Burlington, North Carolina, provide window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. The activities located at our Burlington, North Carolina, facility will transition to our facility located in Stokesdale, North Carolina, as part of our integration and shared management initiative noted above.

Executive Summary

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance, allocation of resources to the individual segments noted above, and determining executive compensation. Accordingly, our CODM reviews certain financial metrics that include net sales and (loss) income from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (i.e., restructuring activities), as well as (i) cost of sales, (ii) gross profit, (iii) selling, general, and administrative expenses, including unallocated corporate expenses, (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Consolidated Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 27, 2025	April 28, 2024	Change
Net sales	$213,237	$225,333	(5.4)%
Gross profit	25,067	27,939	(10.3)%
Gross profit margin	11.8%	12.4%	(60	) bp
Selling, general, and administrative expenses	35,705	38,611	(7.5)%
Restructuring expense	7,739	636	N.M.
Loss from operations	(18,377)	(11,308)	62.5%
Operating margin	(8.6)%	(5.0)%	360	bp
Loss before income taxes	(18,711)	(10,770)	73.7%
Income tax expense	392	3,049	(87.1)%
Net loss	(19,103)	(13,819)	38.2%

Net Sales

Our consolidated net sales decreased by 5.4% in fiscal 2025 compared with a year ago, with mattress fabric net sales decreasing 2.1% and upholstery fabric net sales decreasing 8.8%.

The decrease in net sales in our mattress fabrics business was driven by lower sales for the first nine months of fiscal 2025 due to pressure from muted demand across the industry and related challenges from weaker consumer spending and housing market trends. In the fourth quarter of fiscal 2025, sales for the segment improved compared to the prior-year fourth quarter, driven in part by new business with larger customers and an emphasis on targeted areas within the mattress fabrics and cut and sewn covers segments.

The decrease in net sales in our upholstery fabrics business was primarily attributable to the pressure on residential furniture fabric sales from continued demand deterioration in the home furnishings industry driven by a challenging macroeconomic environment and its impacts on consumer discretionary spending and home sales. Sales in our upholstery fabrics business in fiscal 2025 were also negatively affected by the market uncertainty stemming from the global trade negotiations and tariff-related actions in the fourth quarter.

See the Segment Analysis located in the Results of Operations section below for further details.

Loss Before Income Taxes

Overall, our consolidated loss before income taxes was $(18.7) million for fiscal 2025, compared with loss before income taxes of $(10.8) million for the prior year.

Operating performance for fiscal 2025, as compared to the prior year, decreased as a result of the decline in net sales described above and was significantly impacted by restructuring and restructuring-related expenses totaling approximately $9.4 million, compared to approximately $676,000 in fiscal 2024. Operating performance in fiscal 2025 benefited from consistent operating improvement during the year in the mattress fabrics segment driven by the fixed cost and efficiency benefits derived from the Fiscal 2025 restructuring, the upholstery fabrics segment’s ability to generate profitability despite a low-revenue environment in the residential home furnishings market throughout the year and tariff-related challenges in the fourth quarter, and lower inventory markdowns in the fourth quarter resulting from a change in accounting estimate which aligned our markdown policy for finished goods inventory with current market trends and product life cycles.

See the Segment Analysis located in the Results of Operations section below for further details.

Income Taxes

We recorded income tax expense of $392,000, or (2.1)% of loss before income taxes, for fiscal 2025, compared with income tax expense of $3.0 million, or (28.3)% of loss before income taxes, for fiscal 2024.

Our negative consolidated effective income tax rates during fiscal 2025 and fiscal 2024 were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China during fiscal 2025 and both our operations located in China and Canada during fiscal 2024, which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during both fiscal 2025 and fiscal 2024. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.4) million and $(18.6) million that were incurred during fiscal 2025 and fiscal 2024, respectively. Lastly, our negative consolidated effective income tax rates were also caused by pre-tax losses associated with our Haitian operations, which are not currently subject to income tax. As a result, an income benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(1.6) million and $(2.1) million that were incurred during fiscal 2025 and fiscal 2024, respectively.

During fiscal 2025, we incurred a significantly higher consolidated pre-tax loss of $(18.7) million, compared with a significantly lower pre-tax loss of $(10.8) million incurred during fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2024 compared with fiscal 2025.

During fiscal 2025 and fiscal 2024, we had income tax payments totaling $2.3 million and $3.3 million, respectively, which primarily represented income tax payments associated with the U.S. federal transition tax associated with the 2017 Tax Cuts and Jobs Act ("TCJA") and our operations located in China.

Refer to Note 12 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of April 27, 2025, our cash and cash equivalents (“cash") totaled $5.6 million, a decrease of $4.4 million compared with cash of $10.0 million as of April 28, 2024. This decrease was primarily due to: (i) net cash used in operating activities totaling $17.7 million and (ii) capital expenditures of $2.9 million, that were partially offset by net borrowings from our lines of credit totaling $12.7 million, and proceeds from the sale of property, plant, and equipment totaling $1.9 million related to our restructuring activities.

Our net cash used in operating activities was $17.7 million during fiscal 2025, an increase of $9.5 million compared with net cash used in operating activities of $8.2 million during fiscal 2024. This trend mostly reflects: (i) a significant decrease in cash earnings related to our recent restructuring activities, (ii) an increase in inventory purchases to maintain an appropriate level of inventory to accommodate our customers during the company's restructuring activities as described in the section titled "-Segment Analysis-Mattress Fabrics Segment-Restructuring Activities," and (iii) a decrease in cash flow from accounts receivable primarily due to longer payment trends related to a higher mix with customers with longer payment terms, partially offset by an increase in accounts payable due to an increase in inventory purchases from significant vendors who extended their payment terms during fiscal 2025 compared with fiscal 2024.

We had outstanding borrowings totaling $12.7 million under our line of credit agreements, of which $8.1 million and $4.6 million were reported in line of credit-current and line of credit-long term, respectively, on the April 27, 2025, Consolidated Balance Sheet.

For further discussion, see “—Liquidity and Capital Resources,” below.

Results of Operations

The following table sets forth certain items in our consolidated statements of net loss as a percentage of net sales.

	Fiscal	Fiscal
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	(88.2)	(87.6)
Gross profit	11.8	12.4
Selling, general and administrative expenses	(16.7)	(17.1)
Restructuring expense	(3.6)	(0.3)
Loss from operations	(8.6)	(5.0)
Interest expense	(0.1)	—
Interest income	0.4	0.5
Other expense	(0.5)	(0.3)
Loss before income taxes	(8.8)	(4.8)
Income tax expense *	(2.1)	(28.3)
Net loss	(9.0)	(6.1)

* Calculated as a percentage of loss before income taxes.

2025 compared with 2024

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 27, 2025	April 28, 2024	Change
Net sales	$113,906	$116,370	(2.1)%
Gross profit	7,936	6,289	26.2%
Gross margin	7.0%	5.4%	160	bp
Selling, general and administrative expenses	13,171	13,134	0.3%
Restructuring expense	6,895	—	100.0%
Loss from operations	(5,235)	(6,845)	(23.5)%
Operating margin	(4.6)%	(5.9)%	130	bp

Net Sales

Mattress fabrics sales decreased by 2.1% in fiscal 2025 compared to the prior year. The decrease in net sales was chiefly attributable to a year-over-year sales decline for the first nine months of fiscal 2025 driven by subdued industry demand that we believe was brought on by weaker consumer spending and housing market headwinds. In the fourth quarter of fiscal 2025, sales for the segment improved compared to the prior-year fourth quarter, driven by new business with larger customers and a strategic focus on key segments including mattress fabrics and cut-and-sewn covers.

Looking ahead, we remain committed to winning market share and generating sales growth in our mattress fabrics business. We believe our products continue to be on-trend and well received by customers, and that our expanded U.S. production capabilities, nearshore manufacturing platform in Haiti on the Dominican Republic border, and dedicated, long-tenured sourcing relationships in Turkey, Vietnam and China provide our customers with valuable mitigation opportunities for global tariff and trade risks going forward. Moreover, the completion of the Fiscal 2025 restructuring and resulting lower fixed cost base and enhancements in our mattress fabrics segment provide us with more operational flexibility to succeed in a variety of industry demand scenarios going forward. We currently anticipate that the macroeconomic environment will continue to weigh on consumer spending, housing market trends, and our net sales going forward, and that broader consumer purchasing activity and macroeconomic improvement will be necessary for a recovery and expansion in the mattress sector. Additionally, ongoing geopolitical uncertainties, such as the current global trade negotiations and conflicts in Ukraine and the Middle East, remain unpredictable and beyond our control. These factors could disrupt global markets and negatively impact our sales, operations and financial performance.

Gross Profit and Operating Income

The improvement in this segment’s operating loss during fiscal 2025, as compared to fiscal 2024, was primarily driven by the fixed cost reductions and related efficiency gains generated by the Fiscal 2025 restructuring, which drove steady operating improvement in the mattress fabric segment over the course of the year and significant year-over-year improvement in gross margins in the fourth quarter. Operating performance during fiscal 2025 was significantly affected by restructuring and restructuring-related expenses for this segment totaling approximately $8.5 million. Additionally, lower sales during the year, which were driven by the difficult macroeconomic environment and its impact on consumer discretionary spending and housing market trends, pressured operating performance in the mattress fabrics segment.

We anticipate the ongoing slowdown impacting sales volumes across the home furnishings industry to continue pressuring operating performance as we move further into fiscal 2026. However, with the Fiscal 2025 restructuring now completed and our global platform better optimized from a fixed cost perspective, we believe that our mattress fabrics segment is positioned to operate more efficiently and profitably. In addition, we recently initiated price increases in our mattress segment that are intended to soften the cost impacts of recent tariff actions affecting products imported into the U.S. These price increases will become effective beginning in the second quarter of fiscal 2026. We will continue to evaluate further operating adjustments to our mattress fabrics segment as needed to align with demand levels.

Restructuring Activities

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American mattress fabrics operations, including the closure and sale of the Property located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location.

All the above restructuring activities related to this announcement have been completed, including the sale of the Property located in Quebec, Canada, effective April 30, 2025 (first quarter of fiscal 2026). Accordingly, we expect to record a gain from this sale totaling $4.0 million that will be recorded in restructuring expense (credit) in the consolidated statement of net income (loss) for the first quarter of fiscal 2026. See Note 8 located in the notes to the consolidated financial statements and “—Assets held for sale,” below for further details regarding the sale of the Property.

During fiscal 2025, we incurred restructuring and restructuring related charges totaling $8.7 million related to the above mentioned initiatives, of which $8.5 million and $154,000 relate to the mattress fabrics and upholstery fabrics segments, respectively. As mentioned above, the restructuring activities related to this initiative were completed during the first quarter of fiscal 2026. Accordingly, we expect to record a restructuring credit of $3.8 million for the first quarter of fiscal 2026, which reflects the the gain on the sale of Property located in Quebec, Canada, partially offset by other expected restructuring expenses. Overall, we expect cumulative net restructuring and restructuring related charges of approximately $4.9 million related to this initiative.

The following summarizes the restructuring and restructuring related charges associated with our mattress fabrics segment for the twelve-month period ended April 27, 2025:

Twelve Months Ended
(dollars in thousands)	April 27, 2025
Additional depreciation expense for shortened useful lives of equipment	$1,339
Employee termination benefits	1,333
Facility consolidation and relocation expenses	2,384
Loss on disposal, valuation, and markdowns of inventory	1,621
Lease termination costs	849
Other associated costs	1,030
Net gain on sale of equipment	(40)
Restructuring expense and restructuring related charges (1)	$8,516

(1) Of the total $8.5 million, $6.9 million and $1.6 million were recorded within restructuring expense and cost of sales, respectively, in the fiscal 2025 Consolidated Statement of Net Loss.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale.

(dollars in thousands)	April 27, 2025	April 28, 2024	% Change
Accounts receivable	$10,576	$10,003	5.7%
Inventory	33,293	27,671	20.3%
Property, plant & equipment	23,259	31,472	(26.1)%
Assets held for sale	2,177	—	100.0%
Right of use assets	125	1,627	(92.3)%
Total mattress fabrics segment assets	$69,430	$70,773	(1.9)%

Refer to Note 19 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

The increase in accounts receivable mostly reflects an increase in net sales during the fourth quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. Net sales during the fourth quarter of fiscal 2025 were $27.1 million, an increase of 5.3% compared with net sales of $25.8 million during the fourth quarter of fiscal 2024.

Days' sales outstanding were 35 days during both the fourth quarters of fiscal 2025 and 2024.

Inventory

In connection with the restructuring activity described above in "Restructuring Activities," the increase in inventory represents an increase in finished goods inventory to accommodate our customers while our weaving operation was transitioned to a strategic sourcing model with long standing supply partners, and our knitting and finishing capacity was relocated from our former manufacturing facility located in Quebec, Canada, to our facility located in Stokesdale, North Carolina. This increase in finished goods inventory was partially offset by lower raw material purchases related to the gradual discontinuation of the company's manufacturing operations located in Quebec, Canada, as described above in "Restructuring Activities." In addition, the increase in inventory reflects: (i) a non-cash inventory credit regarding a change in accounting estimate related to aligning our finished goods inventory markdown policy with current market trends and product life cycles (see Note 1 of the consolidated financial statements for assessment made and conclusions reached as of April 27, 2025), and (ii) an increase in net sales in our mattress fabrics segment during the fourth quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. Net sales in our mattress fabrics segment during the fourth quarter of fiscal 2025 were $27.1 million, an increase of 5.3% compared with net sales of $25.8 million during the fourth quarter of fiscal 2024.

Inventory turns were 2.9 for the fourth quarter of fiscal 2025, compared with 3.6 for the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

During fiscal 2024 and continuing through fiscal 2025, property, plant, and equipment, steadily decreased due to reduced capital spending that stemmed from current unfavorable macroeconomic conditions within the bedding industry, as well as actions taken as described above in "Restructuring Activities."

The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively. The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.

Assets Held for Sale

As of April 27, 2025, we classified the Property located in Quebec, Canada, as held for sale totaling $2.2 million, which is presented separately in the consolidated balance sheet as of April 27, 2025, and was no longer being depreciated. See Note 10 in the consolidated financial statements for further details regarding the restructuring activities announced on May 1, 2024 (first quarter of fiscal 2025).

Effective April 30, 2025 (first quarter of fiscal 2026), we closed on the sale of our Property located in Quebec, Canada. We expect to record a gain from this sale totaling $4.0 million that will be recorded within restructuring expense (credit) in the consolidated statement of net income (loss) for the first quarter of fiscal 2026.

The sale of our Property was pursuant to an amended agreement effective April 2, 2025, which incorporated an original agreement and prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property located in Quebec, Canada, to a third party. Pursuant to the Sales Agreement, the total sales price for this Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), of which $750,000 CAD ($543,000 USD as of April 27, 2025) was received in the fourth quarter of fiscal 2025 and recorded within accrued expenses in the Consolidated Balance Sheet, $1.3 million CAD ($905,000 USD as of April 30, 2025) was received at closing during the first quarter of fiscal 2026, with the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) to be received along with interest earned at rates ranging from 6% to 10% over a period of six to twelve months, as specified in the Sales Agreement.

Right of Use Assets

During fiscal 2024 and continuing through fiscal 2025, right of use assets steadily decreased due to rent expense incurred over the terms of existing lease agreements. In addition, in connection with the restructuring activity described above in "Restructuring Activities" right of use assets decreased due to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and shortened the periods of use associated with two leased facilities located in Quebec, Canada.

The $125,000 as of April 27, 2025, represents right of use assets located in Haiti. The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	April 27, 2025		April 28, 2024		% Change
Non-U.S. Produced	$86,998	88%	$98,429	90%	(11.6)%
U.S. Produced	12,333	12%	10,534	10%	17.1%
Total	$99,331	100%	$108,963	100%	(8.8)%

Upholstery fabrics sales decreased by 8.8% in fiscal 2025 compared to the prior year. This decline primarily reflects the continued downturn in the home furnishings market, where demand remained constrained throughout the year due to persistent macroeconomic challenges adversely impacting consumer discretionary spending and housing market activity. The additional tariffs and related measures imposed upon products imported into the U.S. from China during our fourth quarter also greatly reduced activity in the residential furniture and upholstery fabrics markets and pressured sales in this segment in fiscal 2025.

Looking forward, we expect the sustained softness in industry demand for home furnishings and the continued uncertainty from global trade and tariff-related actions to continue to impact our residential upholstery business in fiscal 2026. Despite these headwinds, we remain confident in the long-term positioning of our upholstery fabrics business and our ability to provide a wide range of innovative and on-trend products to customers through both our internal manufacturing platforms and our long-standing sourcing capabilities and supplier partnerships. Additionally, we continue to see solid demand trends within our hospitality and contract upholstery product line and believe that our business in those areas is well-positioned for growth going forward.

Ongoing geopolitical uncertainties, including the conflicts in Ukraine and the Middle East, and the potential imposition, reinstatement, or extension of tariffs by the U.S. government on imports from various countries, including China, introduce risks that remain highly unpredictable and beyond our control. Should any of these situations or conditions deteriorate or intensify and cause disruptions to global shipping routes or material increases in tariff-related costs, there could be adverse effects on our operations, as well as on our suppliers, customers, and consumers generally. Such developments may, in turn, negatively influence our overall financial performance and the broader home furnishings industry and global economic environment in which we operate.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 27, 2025	April 28, 2024	Change
Gross profit	$18,752	$21,690	(13.5)%
Gross profit margin	18.9%	19.9%	(100	) bp
Selling, general and administrative expenses	14,695	15,903	(7.6)%
Restructuring expense	304	636	(52.2)%
Income from operations	4,057	5,787	(29.9)%
Operating margin	4.1%	5.3%	(120	) bp

The decrease in upholstery fabrics profitability for fiscal 2025, as compared to fiscal 2024, was driven primarily by lower sales during the year due to the prolonged slowdown in demand for home furnishings and related items. The increased sales pressure during the year was partially offset by lower inventory markdowns stemming from a change in accounting estimate to align our markdown policy for finished goods inventory with current market trends and product life cycles, lower SG&A expenses, and lower fixed costs resulting from restructuring-related adjustments to our upholstery fabrics finishing operation in China to better align with demand and leverage strategic supply relationships.

Looking ahead, the residential home furnishings market is anticipated to remain constrained by broader macroeconomic factors, particularly those limiting discretionary consumer expenditures and influencing housing market activity. As a result, we foresee continued softness in sales volumes across our residential upholstery segment, which we expect to put ongoing pressure on overall profitability in our upholstery fabrics business. However, we expect the solid demand in our hospitality fabrics segment to drive more growth in that higher-margin area of our upholstery business and provide some positive counterbalance to the residential demand deterioration.

We intend to pursue additional initiatives aimed at streamlining our cost structure and enhancing the operating performance of our upholstery fabrics business, better equipping it to navigate current market headwinds. As part of this strategy, we plan to wind down operations at our leased facility in Burlington, North Carolina, and absorb them into our owned facility in Stokesdale, North Carolina, leveraging a shared management and resource model. This consolidation is expected to generate meaningful cost savings and operational improvement beginning in the third quarter of fiscal 2026. In addition, we recently initiated price increases in our upholstery fabrics business that are designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., particularly those imported from China.

Restructuring Activities

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the mattress fabrics and upholstery fabrics business segments and creating an integrated Culp-branded business. As part of this strategic transformation, we will close our leased facility operated by our upholstery fabrics segment located in Burlington, North Carolina, and transition its production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina, which has been solely operated by our mattress fabrics segment.

During fiscal 2025, we incurred restructuring expense of $676,000 related to this strategic transformation, of which $540,000 and $136,000 relate to unallocated corporate and the upholstery fabrics segment, respectively. The estimated cumulative restructuring and restructuring related charges for these initiatives is expected to be $1.5 million, of which $288,000 is expected to be cash expenditures. The $1.5 million of expected cumulative restructuring and restructuring related charges associated with these activities represents (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 of the consolidated financial statements for further details); (ii) a non-cash charge of $425,000 associated with markdowns and other inventory related adjustments; (iii) non-cash lease termination costs of $224,000; (iv) cash charges for employee termination benefits of $173,000, and (v) cash charges for facility consolidation and relocation expenses of $115,000. We expect the initiatives associated with this strategic transformation to be substantially completed by December 31, 2025.

Ouanaminthe, Haiti

Cut and Sewn Upholstery Fabrics Operation

During the third quarter of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with one of its facilities and moved the production of upholstery cut and sewn kits to an existing facility leased by CHF Haiti during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti.

This restructuring activity commenced during the third quarter of fiscal 2023, and was completed during the third quarter of fiscal 2024 and resulted in a cumulative restructuring and restructuring related charge of $1.3 million.

See Note 7 of the consolidated financial statements for further details regarding the agreement to terminate the above mentioned lease and the establishment of a note receivable.

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing operation in China to align with current demand trends. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in a cumulative restructuring and restructuring related charge totaling $218,000.

Financial Information

The following summarizes the restructuring and restructuring related charges associated with our upholstery fabrics segment for the twelve-month periods ended April 27, 2025, and April 28, 2024:

(dollars in thousands)	2025	2024
Employee termination benefits	$214	$307
Facility consolidation and relocation expenses	53	—
Impairment and loss on sale of equipment	23	329
Loss on disposal and markdowns of inventory	—	40
Other associated costs	14	—
Restructuring expense and restructuring related charges (1) (2) (3) (4)	$304	$676

(1) The total $304,000 was recorded within restructuring expense in the fiscal 2025 Consolidated Statement of Net Loss.

(2) Of the total $304,000, (i) $154,000 related to the restructuring activities announced on May 1, 2024, as described in the section titled "-Segment Analysis-Mattress Fabrics Segment-Restructuring Activities," (ii) $136,000 related to the strategic transformation initiatives announced on April 24, 2025, as described above in "Restructuring Activities", and (iii) $14,000 related to the closure of our upholstery fabrics finishing operation located in Shanghai, China.

(3) Of the total $676,000, $636,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the fiscal 2024 Consolidated Statement of Net Loss.

(4) Of the total $676,000, $472,000 and $204,000 related to our restructuring activities within our operations in Ouanaminthe, Haiti, and Shanghai, China, respectively.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	April 27, 2025	April 28, 2024	% Change
Accounts receivable	$11,268	$11,135	1.2%
Inventory	16,016	17,172	(6.7)%
Property, plant & equipment	1,010	1,125	(10.2)%
Right of use assets	2,678	1,952	37.2%
Total upholstery fabrics segment assets	$30,972	$31,384	(1.3)%

Accounts Receivable

As of April 27, 2025, accounts receivable modestly increased, compared with April 28, 2024. This modest increase was due to longer payment trends during the fourth quarter of fiscal 2025, compared with the fourth quarter of fiscal 2024, due to a higher sales mix with customers who had longer credit terms. Accordingly, days' sales outstanding increased to 46 days for the fourth quarter of fiscal 2025, compared with 37 days for the fourth quarter of fiscal 2024. The increase in accounts receivable due to longer payments trends, was mostly offset by a decrease in net sales during the fourth quarter of fiscal 2025, compared with the fourth quarter of fiscal 2024. Net sales during the fourth quarter of fiscal 2025 were $21.7 million, a decrease of 8.9%, compared with $23.8 million during the fourth quarter of fiscal 2024.

Inventory

The decrease in inventory reflects the decrease in net sales during the fourth quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024. Net sales during the fourth quarter of fiscal 2025 were $21.7 million, a decrease of 8.9%, compared with $23.8 million during the fourth quarter of fiscal 2024. The decrease in inventory related to the decline in net sales, and was partially offset by a non-cash inventory credit regarding a change in accounting estimate related to aligning our finished goods inventory markdown policy with current market trends and product life cycles (see Note 1 of the consolidated financial statements for assessment made and conclusions reached as of April 27, 2025).

Inventory turns were 4.0 during the fourth quarter of fiscal 2025, compared with 4.4 during the fourth quarter of fiscal 2024.

Property, Plant, & Equipment

As of April 27, 2025, property, plant, and equipment remained flat compared with April 28, 2024. This trend is mainly due to a reduced level of capital spending commensurate with current unfavorable macro-economic conditions within the home furnishings industry.

The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively. The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.

Right of Use Assets

The increase in right of use assets represents the renewal of certain lease agreements associated with our operations located in China and Burlington, North Carolina, totaling $2.4 million, partially offset by rent expense incurred over the terms of the existing lease agreements.

The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively. The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively.

Other Consolidated Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	April 27, 2025	April 28, 2024	% Change
Selling, general, and administrative expenses	$35,705	$38,611	(7.5)%
Interest expense	231	11	N.M.
Interest income	915	1,174	(22.1)%
Restructuring expense - unallocated corporate	540	—	100.0%
Other expense	1,018	625	62.9%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during fiscal 2025, compared with fiscal 2024, is due primarily to: (i) lower incentive compensation expense reflecting unfavorable financial results in relation to pre-established performance targets, (ii) lower compensation expense due to the company's restructuring activities, and (iii) reduced spending on consulting fees and professional services.

Interest Expense

The increase in interest expense reflects our increased borrowings under line of credit agreements associated with our operations located in the U.S. and China.

Interest Income

The decrease in interest income is due to lower average cash balances during fiscal 2025, compared with fiscal 2024.

Restructuring Expense - Unallocated Corporate

In connection with our annual impairment assessment of Read's tradename, as of April 27, 2025, we recorded a charge of $540,000 which represents the entire carrying value of Read's tradename. This conclusion was based on management's decision, announced on April 24, 2025, to strategically transform the company's operating model by combining certain activities within the mattress fabrics and upholstery fabrics business segments and becoming one integrated and Culp-branded business. Since the company is transforming into a single Culp-branded business, Read's tradename will be phased out during fiscal 2026, and will no longer be used to market upholstery fabric products to customers associated with the hospitality industry.

See Note 19 located in the notes to the consolidated financial statements for assets classified as segment assets.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The increase in other expense during fiscal 2025, compared with fiscal 2024, was primarily due to less favorable foreign exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During fiscal 2025, we reported a foreign exchange rate gain associated with our operations located in China totaling $141,000, compared with a foreign exchange rate gain of $604,000 during fiscal 2024.

The foreign exchange rate gain of $141,000 described above was mostly non-cash and offset by income tax expense of $125,000. This income tax expense of $125,000 was associated with taxable foreign exchange rate gains based on more favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate gain derived from our U.S. dollar denominated balance sheet accounts is considered taxable income, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

Effective Income Tax Rate & Income Tax Expense

We recorded income tax expense of $392,000, or (2.1)% of loss before income taxes, during fiscal 2025, compared with income tax expense of $3.0 million, or (28.3)% of loss before income taxes, during fiscal 2024.

The following schedule summarizes the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2025	2024
U.S. federal income tax rate	21.0%	21.0%
valuation allowance	(23.0)	(30.9)
foreign tax rate differential	(1.4)	(4.7)
income tax effects of Chinese foreign exchange gains	(0.5)	(3.6)
withholding taxes associated with foreign tax jurisdictions	(1.7)	(6.5)
uncertain income tax positions	2.5	(0.7)
U.S. state income taxes	1.1	0.8
stock-based compensation	(0.3)	(1.8)
other (1)	0.2	(1.9)
consolidated effective income tax rate (2) (3) (4)	(2.1)%	(28.3)%

(1)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other miscellaneous items.

(2)
Our negative consolidated effective income tax rates during fiscal 2025 and fiscal 2024 were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China during fiscal 2025 and both our operations located in China and Canada during fiscal 2024, which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during both fiscal 2025 and fiscal 2024, respectively. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.4) million and $(18.6) million that were incurred during fiscal 2025 and fiscal 2024, respectively.

(3)
Our negative consolidated effective income tax rates during fiscal 2025 and 2024 were further caused by our pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(1.6) million and $(2.1) million that were incurred during fiscal 2025 and fiscal 2024, respectively.

(4)
During fiscal 2025, we incurred a significantly higher consolidated pre-tax loss of $(18.7) million, compared with a significantly lower pre-tax loss of $(10.8) million incurred during fiscal 2024. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2024 compared with fiscal 2025.

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

As of April 27, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting a U.S. pre-tax loss during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets totaling $26.3 million as of April 27, 2025.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding the valuation allowance against our U.S. net deferred income taxes.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company, and whether we are required to a record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of April 27, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely and therefore, would be eventually distributed to our U.S. parent company. The conclusion reached from our assessment is consistent with prior years. Accordingly, as of April 27, 2025, we recorded a deferred income tax liability associated with our undistributed earnings from foreign subsidiaries of $5.2 million.

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

As of April 27, 2025, we had gross unrecognized income tax benefit totaling $790,000 that primarily relates to taxation under applicable income tax treaties with foreign tax jurisdictions. At this time, a significant change associated with this income tax benefit is not expected within the next fiscal year.

United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2021 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2021 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2020 and subsequent.

Refer to Note 12 of the consolidated financial statements for disclosures and additional information regarding our uncertain income tax positions.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction for the twelve-months ending April 27, 2025, and April 28, 2024:

(dollars in thousands)	2025	2024
United States Federal - Transition Tax	$665	$499
China - Income Taxes	1,785	2,317
Canada - Income Taxes	(146)	468
	$2,304	$3,284

2024 compared with 2023

For a comparison of our results of operations for the fiscal years ended April 28, 2024, and April 30, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 28, 2024, filed with the SEC on July 12, 2024.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash and cash equivalents ("cash"), cash flow from operations, and amounts available under our lines of credit. As of April 27, 2025, we believe: (i) our cash of $5.6 million, (ii) proceeds totaling $5.7 million during fiscal 2026, for the sale of Property located in Quebec, Canada, as part of our restructuring activities announced on May 1, 2024, (iii) improvement in cash flow from operations stemming from expected cash savings from our recent restructuring activities, and (iv) the current availability under our U.S. line of credit totaling $21.4 million (Refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements) will be sufficient to fund our: (i) foreseeable business needs, (ii) restructuring activities, (iii) capital expenditures, (iv) commitments, (v) contractual obligations, (vi) and income tax payments.

As of April 27, 2025, our cash and cash equivalents (“cash") totaled $5.6 million, a decrease of $4.4 million compared with cash of $10.0 million as of April 28, 2024. This decrease was primarily due to: (i) net cash used in operating activities totaling $17.7 million and (ii) capital expenditures of $2.9 million that were partially offset by net borrowings from our lines of credit totaling $12.7 million and proceeds from the sale of property, plant, and equipment totaling $1.9 million, related to our restructuring activities.

Our net cash used in operating activities was $17.7 million during fiscal 2025, an increase of $9.5 million compared with net cash used in operating activities of $8.2 million during fiscal 2024. This trend mostly reflects: (i) a significant decrease in cash earnings related to our recent restructuring activities, (ii) an increase in inventory purchases to maintain an appropriate level of inventory to accommodate our customers during the company's restructuring activities as described in the section titled "-Segment Analysis-Mattress Fabrics Segment-Restructuring Activities," and (iii) a decrease in cash flow from accounts receivable primarily due to longer payment trends related to a higher mix of customers with longer payment terms, partially offset by an increase in accounts payable due to an increase in inventory purchases from significant vendors who extended their payment terms during fiscal 2025 compared with fiscal 2024.

We had outstanding borrowings totaling $12.7 million under our line of credit agreements, of which $8.1 million and $4.6 million were reported in line of credit-current and line of credit-long term, respectively, on the April 27, 2025 Consolidated Balance Sheet.

Our cash balance may be adversely affected by factors beyond our control, such as: (i) recent customer demand trends affecting sales, (ii) increased tariffs or other changes in U.S. trade policy related to imported products, (iii) supply chain disruptions, (iv) rising interest rates and inflation, and (v) geopolitical events (including wars in Ukraine and the Middle East). These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	April 27,	April 28,
(dollars in thousands)	2025	2024
United States	$151	$2,912
China	4,723	6,554
Canada	701	371
Vietnam	38	81
Haiti	8	86
Cayman Islands	8	8
	$5,629	$10,012

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2025, 2024 or fiscal 2023.

Our board of directors has sole authority to determine if and when we will declare future dividends, and on what terms. We will continue to reassess our dividend policy each quarter. Future dividend payments will depend on earnings, capital requirements, financial condition, excess availability under our lines of credit, market and economic conditions, and other factors.

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be repurchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors.

During fiscal 2025 and fiscal 2024, we did not repurchase any shares of our common stock. As of April 27, 2025, $3.2 million was available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2026.

Working Capital

Operating Working Capital

Operating working capital (accounts receivable and inventories, less deferred revenue, accounts payable-trade, and accounts payable-capital expenditures) was $43.4 million as of April 27, 2025, compared with $38.5 million as of April 28, 2024. Operating working capital turnover was 5.7 during the fourth quarter of fiscal 2025, compared with 5.8 during the fourth quarter fiscal 2024.

Accounts Receivable

Accounts receivable as of April 27, 2025, were $21.8 million, a modest increase of $706,000, or 3.3%, compared with $21.1 million as of April 28, 2024. This trend reflects a modest increase in accounts receivable associated with our mattress fabrics segment due mostly to an increase in net sales during the fourth quarter of fiscal 2025 of 5.3%, compared with the fourth quarter of fiscal 2024, mostly offset by a modest decrease in accounts receivable associated with our upholstery fabrics segment due to a decrease in net sales during the fourth quarter of fiscal 2025 of 8.9%, compared with the fourth quarter of fiscal 2024. The impact of the decrease in net sales on accounts receivable was mostly offset by longer payment trends during the fourth quarter of fiscal 2025, compared with the fourth quarter of fiscal 2024, resulting from a higher sales mix with customers who had longer credit terms.

Days’ sales outstanding on a consolidated basis were 40 days and 36 days for the fourth quarter of fiscal 2025 and fiscal 2024, respectively.

Inventory

Inventories as of April 27, 2025, were $49.3 million, an increase of $4.5 million, or 10.0%, compared with $44.8 million as of April 28, 2024. This increase in inventory represents: (i) purchases of inventory needed to maintain an appropriate level of inventory in connection with the restructuring activities announced on May 1, 2024, as described in the section titled "-Segment Analysis-Mattress Fabrics Segment-Segment Assets", (ii) a non-cash inventory credit totaling $1.7 million regarding a change in accounting estimate related to our finished goods inventory markdown reserves for both our mattress fabrics and upholstery fabrics segments (see Note 1 of the consolidated financial statements for assessment made and conclusions reached as of April 27, 2025), which such increase was partially offset by a decrease in inventory related to our upholstery fabrics segment that resulted from a decrease in net sales during the fourth quarter of fiscal 2025 of 8.9%, compared with the fourth quarter of fiscal 2024.

Inventory turns were 3.3 for the fourth quarter of fiscal 2025, compared with 3.9 for the fourth quarter of fiscal 2024.

Accounts Payable-Trade

Accounts payable - trade were $27.3 million as of April 27, 2025, an increase of $1.7 million, or 6.7%, compared with $25.6 million as of April 28, 2024. This trend mostly represents an increase in inventory purchases with significant vendors who extended credit terms during fiscal 2025, as compared with fiscal 2024.

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

Revolving Credit Agreements

Currently, we have line of credit agreements with banks related to our U.S. parent company and our operations located in China. We had outstanding borrowings associated with our line of credit agreements totaling $12.7 million, of which $8.1 million and $4.6 million were reported in line of credit-current and line of credit-long-term, respectively, on the April 27, 2025 Consolidated Balance Sheet. Our loan agreements require, among other things that we maintain compliance with certain financial covenants. As of April 27, 2025, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosures regarding our line of credit agreements, which includes a Third Amendment to our U.S. revolving credit agreement effective June 12, 2025.

Leases

Refer to Note 13 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of April 27, 2025, and April 28, 2024, we had total amounts due regarding capital expenditures totaling $23,000 and $343,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

As of April 27, 2025, we had open purchase commitments to acquire equipment for our mattress fabrics operations totaling $117,000.

Uncertain Income Tax Positions

As of April 27, 2025, we had $790,000 of total gross unrecognized tax benefits, which primarily relate to taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis totaled $2.9 million and $3.7 million during fiscal 2025 and fiscal 2024, respectively. These levels of capital spending reflect reduced capital spending during the current unfavorable macro-economic conditions associated with the home furnishings and bedding industries.

Depreciation expense was $6.8 million during fiscal 2025, compared with $6.5 million for fiscal 2024, and was mostly related to our mattress fabrics segment for both periods. In addition, for fiscal 2025, depreciation expense for the mattress fabrics segment included $1.3 million of additional depreciation expense related to the shortening of useful lives of equipment associated with the closure of our Property located in Quebec, Canada. This $1.3 million of additional depreciation expense was classified as restructuring expense in the fiscal 2025 Consolidated Statement of Net Loss.

Based on current expectations, capital spending for fiscal 2026 is projected to be comparable to fiscal 2025 and will center on capital projects that will increase efficiencies, improve the quality of our products, and facilitate future growth. Funding for capital expenditures is expected to be from cash provided by operating activities.

Handling Costs

We record warehousing costs in SG&A expenses. Handling costs were $4.6 million during each of fiscal 2025 and fiscal 2024. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent, material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $20.4 million, or 9.6% of net sales, during fiscal 2025, and $23.3 million, or 10.3% of net sales, during fiscal 2024.

Inflation

A meaningful rise in raw material, utility, energy or other costs, as well as broader economic inflation, could materially and adversely affect our operating results. Competitive market dynamics have traditionally constrained our ability to fully offset such cost increases through price adjustments to customers.

In fiscal 2023 and 2024, raw material prices declined, primarily due to lower oil prices and softening global demand. However, both years were marked by persistent challenges associated with elevated labor costs and limited labor availability. While raw material and labor costs stabilized through fiscal 2024 and the first half of fiscal 2025, recent developments such as global trade negotiations and the implementation of new tariffs and import restrictions beginning in the fourth quarter of fiscal 2025 have begun to influence industry pricing structures and supply chain patterns. These evolving conditions are expected to place upward pressure on our raw material costs. In addition, energy prices have demonstrated substantial volatility in recent fiscal years and continue to represent an unpredictable element of our cost structure.

We recently initiated price increases designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., including those imported from China. While the majority of these price increases will begin to phase in and become effective as of the second quarter of fiscal 2026, the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

Further, persistent inflationary pressures significantly curtailed consumer spending during fiscal 2023, with effects extending into fiscal 2024 and 2025. This economic environment contributed to a broader slowdown in both the mattress and residential home furnishings markets, leading to lower demand from home furnishings manufacturers for our mattress fabrics and residential upholstery fabrics across this period.

The duration and future impact of these trends remain uncertain, and it is difficult to predict how inflationary conditions may continue to influence consumer behavior and the broader economic cycle for home furnishings products over the near and long term.

Critical Accounting Estimates

U.S. generally accepted accounting principles require us to make estimates and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. Our estimates are based on: (i) currently known facts and circumstances, (ii) prior experience, (iii) assessments of probability, (iv) forecasted financial information, and (v) assumptions that management believes to be reasonable but that are inherently uncertain and unpredictable. We use our best judgment when measuring these estimates, and if warranted, use external advice. Due to the uncertain and unpredictable nature of our estimates, actual results could differ from the estimates that were previously reported in our consolidated financial statements.

As of April 27, 2025, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material effect on our financial condition or results of operations. Refer to Note 1 of the consolidated financial statements for discussion of all of our significant accounting policies, including our critical accounting policies.

Inventory Valuation

We operate as a “make-to-order” and “make-to-stock” business. Although management closely monitors demand for each product category to decide which patterns and styles to hold in inventory, the availability of low-cost imported products, shifts in consumer preferences and styles, and increased tariffs or other changes in U.S. trade policy related to imported products subject the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Historical experience has shown that the most significant indicators that would require inventory markdowns are the age of the inventory and the planned discontinuance of certain fabric patterns. As a result, we provide inventory valuation markdowns based upon established percentages associated with the age of inventory that are continually evaluated and determined based on historical experience and judgment. Also, we provide inventory valuation markdowns associated with restructuring activities and on the planned discontinuance of certain patterns based on the current market values at that time of assessment as compared to their current carrying values. While management believes that adequate markdowns for inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional inventory markdowns in the future.

During the fourth quarter of fiscal 2025, we assessed the percentages associated with the age of our inventory and the related aging categories. This assessment was based on the change in current market trends related to extended life cycles for finished goods inventory. As a result of our assessment, we recorded a non-cash inventory credit of $1.7 million due to a change in accounting estimate related to the finished goods inventory markdown reserve. The $1.7 million non-cash inventory credit was recorded within cost of sales in our fiscal 2025 Consolidated Statement of Net Loss.

Based on the above policy, we recorded a non-cash inventory credit of $(2.4) million and $(1.6) million, respectively, within the fiscal 2025 and fiscal 2024 Consolidated Statements of Net Loss. As of April 27, 2025, and April 28, 2024, the reserve for inventory markdowns was $7.8 million and $9.6 million, respectively.

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

As of April 27, 2025, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $26.3 million.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of April 27, 2025.

Stock-Based Compensation

We are required to recognize compensation expense for all stock-based compensation awards in the financial statements, with the cost measured at the grant date fair value.

Compensation expense for performance-based restricted stock units is recognized based on an assessment each reporting period of the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed. Determining the probability of the vesting of our performance-based restricted stock units requires judgment, including assumptions used to forecast future financial results. While our forecasts of future financial results represent management’s best estimates, these forecasts involve inherent uncertainties. As a result, if we revised our assumptions and estimates during the vesting period, our stock-based compensation expense could be materially different than previously expected.

We estimate the fair value of our performance-based restricted stock units that have a market condition using a Monte Carlo valuation model. The Monte Carlo valuation model incorporates inputs and complex assumptions that include: (i) the closing price of our common stock at the respective grant date, (ii) expected volatility of our common stock, (iii) expected volatility and correlation coefficient of our peer companies that are approved by the Compensation Committee of our board of directors, (iv) risk-free interest rate, and (v) dividend yield. The determination of the inputs and complex assumptions used, and the application of the Monte Carlo valuation model, requires significant judgment by management and advice from an external advisor.

We recorded $650,000, and $915,000 of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2025 and 2024, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2025.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2026 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates regarding our credit agreements.

Revolving Credit Agreement – United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank N.A., permits both base rate borrowings and borrowings that require interest to be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The interest rate under the Credit Agreement as of April 27, 2025, was 5.78%. As of April 27, 2025, outstanding borrowings under the Credit Agreement totaled $4.6 million.

Credit Agreements - China Operations

Effective November 5, 2024, we entered into an unsecured credit agreement with the Bank of China that provides for a 10.0 million RMB ($1.4 million USD as of April 27, 2025) working capital loan. Interest is charged at a variable rate under the agreement based on the China Loan Prime Rate ("China LPR") minus 50 basis points, which represents 2.60% as of April 27, 2025. As of April 27, 2025, the outstanding balance under the working capital loan was 10.0 million RMB ($1.4 million USD).

Effective March 5, 2025, we entered into a separate unsecured credit agreement with the Agriculture Bank of China ("ABC") that provides for a line of credit of up to 29.0 million RMB ($4.0 million USD as of April 27, 2025). Interest is charged under this agreement at a variable rate based on the China LPR minus 50 basis points (applicable interest rate of 2.60% as of April 27, 2025). As of April 27, 2025, the outstanding balance under this agreement was 29.0 million RMB ($4.0 million USD).

During the first quarter of fiscal 2026 we entered into unsecured working loan agreements with ABC that provide for 21 million RMB ($2.9 million USD as of borrowing dates ranging from May 12, 2025 through May 28, 2025). Interest is charged under these agreements at variable rates based on the China LPR at the time of the borrowing minus 50 basis points (2.60% as of borrowing dates ranging from May 12, 2025 through May 28, 2025).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which is paid in full at the time of borrowing and therefore borrowings under these agreements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of April 27, 2025, would not have materially affected our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of April 27, 2025 and April 28, 2024, the related consolidated statements of net loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended April 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2025 and April 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Charlotte, North Carolina

July 11, 2025

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 27, 2025, and April 28, 2024	2025	2024

current assets:
cash and cash equivalents	$5,629	$10,012
short-term investments - rabbi trust	1,325	903
accounts receivable, net	21,844	21,138
inventories	49,309	44,843
short-term notes receivable	280	264
current income taxes receivable	—	350
assets held for sale	2,177	—
other current assets	2,970	3,371
total current assets	83,534	80,881

property, plant and equipment, net	24,836	33,182
right of use assets	5,908	6,203
long-term investments - rabbi trust	5,722	7,102
intangible assets	960	1,876
long-term notes receivable	1,182	1,462
deferred income taxes	637	518
other assets	591	830
total assets	$123,370	$132,054

current liabilities:
lines of credit - current	$8,114	$—
accounts payable - trade	27,323	25,607
accounts payable - capital expenditures	23	343
operating lease liability - current	2,394	2,061
deferred compensation - current	1,325	903
deferred revenue	422	1,495
accrued restructuring	610	—
accrued expenses	5,333	6,726
income taxes payable - current	1,420	972
total current liabilities	46,964	38,107

lines of credit - long term	4,600	—
operating lease liability - long-term	2,535	2,422
income taxes payable - long-term	790	2,088
deferred income taxes	5,155	6,379
deferred compensation - long-term	5,686	6,929
total liabilities	65,730	55,925
commitments and contingencies (notes 11, 13, and 14)
shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	—	—
common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,559,129 at April 27, 2025 and 12,469,903 at April 28, 2024	628	624
capital contributed in excess of par value	45,589	45,011
accumulated earnings	11,273	30,376
accumulated other comprehensive income	150	118
total equity	57,640	76,129
total liabilities and equity	$123,370	$132,054

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET LOSS

For the years ended April 27, 2025, April 28, 2024, and April 30, 2023

(dollars in thousands, except per share data)	2025	2024	2023
net sales	$213,237	$225,333	$234,934
cost of sales	(188,170)	(197,394)	(224,038)
gross profit	25,067	27,939	10,896
selling, general and administrative expenses	(35,705)	(38,611)	(37,978)
restructuring expense	(7,739)	(636)	(1,396)
loss from operations	(18,377)	(11,308)	(28,478)
interest expense	(231)	(11)	—
interest income	915	1,174	531
other expense	(1,018)	(625)	(443)
loss before income taxes	(18,711)	(10,770)	(28,390)
income tax expense	(392)	(3,049)	(3,130)
net loss	$(19,103)	$(13,819)	$(31,520)
net loss per share-basic	$(1.53)	$(1.11)	$(2.57)
net loss per share-diluted	$(1.53)	$(1.11)	$(2.57)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended April 27, 2025, April 28, 2024, and April 30, 2023

	2025	2024	2023
net loss	$(19,103)	$(13,819)	$(31,520)
unrealized holding gain (loss) on investments	32	99	(13)
comprehensive loss	$(19,071)	$(13,720)	$(31,533)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			Capital		Accumulated
			Contributed		Other
For the years ended April 27, 2025, April 28, 2024,	Common Stock		in Excess	Accumulated	Comprehensive	Total
and April 30, 2023	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2022	12,228,629	$611	$43,143	$75,715	$32	$119,501
net loss	—	—	—	(31,520)	—	(31,520)
stock-based compensation	—	—	1,145	—	—	1,145
unrealized loss on investments	—	—	—	—	(13)	(13)
common stock issued in connection with vesting of performance-based restricted stock units	982	—	—	—	—	—
common stock issued in connection with vesting of time-based restricted stock units	32,799	2	(2)	—	—	—
immediately vested common stock awards	71,732	3	(3)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(6,728)	—	(33)	—	—	(33)
Balance, April 30, 2023	12,327,414	616	44,250	44,195	19	89,080
net loss	—	—	—	(13,819)	—	(13,819)
stock-based compensation	—	—	915	—	—	915
unrealized gain on investments	—	—	—	—	99	99
common stock issued in connection with vesting of time-based restricted stock units	151,653	8	(8)	—	—	—
immediately vested common stock awards	16,616	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(25,780)	(1)	(145)	—	—	(146)
Balance, April 28, 2024	12,469,903	624	45,011	30,376	118	76,129
net loss	—	—	—	(19,103)	—	(19,103)
stock-based compensation	—	—	650	—	—	650
unrealized gain on investments	—	—	—	—	32	32
common stock issued in connection with vesting of time-based restricted stock units	102,720	5	(5)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(13,494)	(1)	(67)	—	—	(68)
Balance, April 27, 2025	12,559,129	$628	$45,589	$11,273	$150	$57,640

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 27, 2025, April 28, 2024, and April 30, 2023

(dollars in thousands)	2025	2024	2023
cash flows from operating activities:
net loss	$(19,103)	$(13,819)	$(31,520)
adjustments to reconcile net loss to net cash (used in) provided by operating activities:
depreciation	5,440	6,521	6,845
non-cash inventory (credit) charge	(2,423)	(1,628)	5,819
amortization	405	390	438
stock-based compensation	650	915	1,145
deferred income taxes	(1,343)	387	(2)
gain on sale of equipment	(27)	(299)	(314)
non-cash restructuring expense	2,708	330	791
foreign currency exchange gain	(145)	(593)	(537)
changes in assets and liabilities:
accounts receivable	(722)	3,559	(2,642)
inventories	(2,059)	1,593	15,370
other current assets	384	(329)	(297)
other assets	114	(115)	86
accounts payable-trade	1,852	(2,926)	10,274
deferred revenue	(1,073)	303	672
accrued restructuring	633	—	—
accrued expenses and deferred compensation	(2,456)	(1,870)	853
income taxes	(485)	(643)	823
net cash (used in) provided by operating activities	(17,650)	(8,224)	7,804
cash flows from investing activities:
capital expenditures	(2,947)	(3,711)	(2,108)
proceeds from the sale of property, plant and equipment	1,945	385	468
proceeds from notes receivable	610	330	15
proceeds from the sale of investments (rabbi trust)	1,725	1,449	2,058
purchase of investments (rabbi trust)	(735)	(884)	(1,185)
net cash provided by (used in) investing activities	598	(2,431)	(752)
cash flows from financing activities:
proceeds from lines of credit	21,648	4,166	—
payments associated with lines of credit	(8,907)	(4,146)	—
common stock surrendered for payroll withholding taxes	(68)	(146)	(33)
payments for debt issuance costs	—	—	(403)
net cash provided by (used in) financing activities	12,673	(126)	(436)
effect of exchange rate changes on cash and cash equivalents	(4)	(171)	(202)
(decrease) increase in cash and cash equivalents	(4,383)	(10,952)	6,414
cash and cash equivalents at beginning of year	10,012	20,964	14,550
cash and cash equivalents at end of year	$5,629	$10,012	$20,964

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Our operations are classified into two reportable segments: mattress fabrics and upholstery fabrics.

Mattress Fabrics

The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a mattress fabric manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American mattress fabrics operations, including the closure and sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's Property located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building, and reduce other operating expenses at this location. See Note 10 to the consolidated financial statements for further details regarding the restructuring activities announced on May 1, 2024.

All the above restructuring activities related to this announcement have been completed, including the sale of the Property located in Quebec, Canada, effective April 30, 2025. See Note 8 located in the notes to the consolidated financial statements for further details regarding the sale of the Property.

During the last half of fiscal 2023, we rationalized our domestic cut and sewn cover platform, which included the termination of agreements to lease two facilities located in High Point, North Carolina, and moved our R&D and prototyping capabilities from these facilities to our facility located in Stokesdale, North Carolina.

Upholstery Fabrics

The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. As of April 27, 2025, we had upholstery fabric operations located in Shanghai, China, and Burlington, North Carolina. During the fourth quarter of fiscal 2024, we established a wholly-owned subsidiary, Culp Fabrics Vietnam Limited, with an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing capabilities and to further diversify our supply chain in Asia.

On April 24, 2025, we announced that we will close our leased facility operated by our upholstery fabrics segment located in Burlington, North Carolina, and transition its production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. Our Stokesdale, North Carolina facility has historically been solely operated by our mattress fabrics segment. We expect this transition to be substantially completed by December 31, 2025.

During fiscal 2023, Culp Upholstery Fabrics - Haiti, Ltd. entered into an agreement to terminate a lease agreement for a facility located in Ouanaminthe, Haiti, and relocated a scaled down upholstery cut and sewn kits operation into our existing mattress cover facility also located in Ouanaminthe, Haiti. During the first quarter of fiscal 2024, demand for upholstery cut and sew kits declined more than previously anticipated, resulting in a strategic action to discontinue production of upholstery cut and sewn kits in Haiti. See Note 10 of the consolidated financial statements for further details regarding this restructuring plan.

Additionally, Read Window Products, LLC (“Read”), a wholly-owned subsidiary with operations located in Knoxville, Tennessee, and our upholstery fabrics facility located in Burlington, North Carolina, provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. The activities located at our Burlington, North Carolina, facility will transition to our facility located in Stokesdale, North Carolina, as part of our previously announced shared management model noted above.

Basis of Presentation

The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China, and Ho Chi Minh City, Vietnam, are consolidated as of April 30th, a calendar month end, which is required by the respective governments under which they are organized. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our Chinese and Vietnamese subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, and cash flows for fiscal years 2025, 2024, or 2023.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2025, 2024, and 2023 each comprised 52-week periods.

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

A summary of our cash and cash equivalents by geographic area follows:

	April 27,	April 28,
(dollars in thousands)	2025	2024
United States	$151	$2,912
China	4,723	6,554
Canada	701	371
Vietnam	38	81
Haiti	8	86
Cayman Islands	8	8
	$5,629	$10,012

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

Our rabbi trust investments classified as available-for-sale were recorded at their fair value of $7.0 million and $8.0 million as of April 27, 2025, and April 28, 2024, respectively. These investments had accumulated unrealized gains totaling $150,000 and $118,000 as of April 27, 2025, and April 28, 2024, respectively. The fair value of our investments associated with our rabbi trust approximates their cost basis and reside with our U.S. operations.

Accounts Receivable and Current Expected Credit Losses

Substantially all of our accounts receivable were due from manufacturers in the bedding and furniture industries. We grant credit to customers and generally do not require collateral. We record an allowance for doubtful accounts that reflects estimates of probable credit losses. As of the end of each reporting period, we assess the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s: (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment is completed, we assign credit grades to our customers, which, in turn, are used to determine our allowance for doubtful accounts. We do not have any off-balance sheet credit exposure related to our customers.

Inventories

We account for inventories at the lower of first-in, first-out (FIFO) cost basis or net realizable value. Management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Historical experience has shown that the most significant indicators that would require inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns. As a result, we provide inventory valuation markdowns based upon established percentages associated with the age of inventory that are continually evaluated and based on historical experience and judgment. Also, we provide inventory valuation markdowns associated with restructuring activities and on the planned discontinuance of certain patterns based on the current market values at that time of assessment as compared to their current carrying values.

Based on current unfavorable industry macroeconomic conditions in the home furnishings and bedding industries, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could be materially different from the actual amounts of our results. These differences could result in higher than expected markdowns of inventory, which could adversely affect the company’s results of operations and financial condition in the near term.

During the fourth quarter of fiscal 2025, we assessed the percentages associated with the age of our inventory and the related aging categories. This assessment was based on a change in current market trends related to extended life cycles for finished goods inventory. As a result of our assessment, we recorded a total non-cash inventory credit of $1.7 million for both our mattress fabrics and upholstery fabrics segments due to a change in accounting estimate related to the finished goods inventory markdown reserve. The $1.7 million non-cash inventory credit was recorded within cost of sales in our fiscal 2025 Consolidated Statement of Net Loss.

Based on the above policy, we recorded a non-cash inventory (credit) charge within the Consolidated Statements of Net Loss of $(2.4) million, $(1.6) million, and $5.8 million during fiscal 2025, 2024, and 2023, respectively. The $5.8 million charge during fiscal 2023 includes an additional $2.9 million charge for the write-down of inventory to its net realizable value associated with our mattress fabrics segment. As of April 27, 2025, and April 28, 2024, the reserve for inventory markdowns was $7.8 million and $9.6 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When property, plant, or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed and amounts received on disposal greater than or less than the book value of property, plant, or equipment sold are credited or charged to (loss) income from operations.

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

Interest Costs

Total interest costs incurred were $231,000 and $11,000 during fiscal 2025 and 2024, respectively. No interest costs were incurred during fiscal 2023.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2025, 2024, or 2023.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company’s Canadian, Chinese, and Vietnamese subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end foreign currency exchange rates. Non-monetary assets and liabilities such as property, plant, and equipment and right of use assets are recorded at historical foreign currency exchange rates. Foreign currency revenues and expenses are remeasured at average foreign currency exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical foreign currency exchange rates, such as depreciation expense. Foreign currency exchange rate gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Loss in the period in which they occur.

A summary of our foreign currency exchange rate gains (losses) by geographic area follows:

(dollars in thousands)	2025	2024	2023
China	$141	$604	$588
Canada	(23)	(58)	(88)
Vietnam	(1)	(1)	—
	$117	$545	$500

Indefinite-Lived Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into three reporting units during fiscal 2025: mattress fabrics, upholstery fabrics, and Read.

ASC Topic 350 requires us to assess indefinite-lived intangible assets such as our tradename for impairment annually (the last day of our fiscal year) or between annual tests if we believe certain indicators of impairment exist. Such indicators could include but are not limited to: (1) deterioration in the environment of the industry and markets in which we operate, (2) unanticipated competition, (3) a deterioration in general economic conditions, (4) an overall decline in financial performance, such as negative and declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results or relevant prior periods, and (5) a decrease in the price per share of our common stock. As a result, we first assess qualitative factors, such as the indicators outlined above, to determine whether it is more likely than not that the fair value of our tradename is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our tradename is less than its carrying amount, we would conduct a quantitative impairment test. The quantitative impairment test would involve comparing the fair value of our tradename with its carrying value. We would estimate the fair value of our tradename using an income, discounted cash flows, or market approach, as appropriate, that would require management assumptions (i.e., unobservable inputs). If the carrying amount of our tradename exceeds the tradename's fair value, an impairment loss is recognized in an amount equal to that excess.

As a result of our annual impairment assessment as of April 27, 2025, we recorded an asset impairment charge totaling $540,000, which represents the entire carrying value of our Read tradename. This charge was classified as restructuring expense in our fiscal 2025 consolidated statement of net loss. No asset impairment charges were recorded during fiscal 2024 and 2023 related to indefinite-lived intangible assets.

See Note 6 of the consolidated financial statements for further details of our assessment of impairment, conclusions reached, and the result of our annual impairment test relating to our indefinite-live intangible asset (i.e. tradename).

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We elected the practical expedient to not adjust the transaction price for the effects of a significant financing component because the period between the satisfaction of the performance obligation and the customer’s payment is generally one year or less. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of April 27, 2025, will be satisfied within one year or less.

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

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.6 million, $4.6 million, and $4.2 million during fiscal 2025, 2024, and 2023, respectively, and are included in selling, general and administrative expenses.

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

Stock-Based Compensation

Our equity incentive plans are described in more detail in Note 15 to the notes to the consolidated financial statements. ASC Topic 718 Compensation – Stock Compensation requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Compensation expense for time-vested restricted stock unit awards is amortized on a straight-line basis over the respective vesting period. Compensation expense for performance-based restricted stock unit awards is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many common stock shares are expected to be earned as of the end of the vesting period. If certain performance targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments related to a rabbi trust that sets aside funds for participants in our deferred compensation plan and are classified as available-for-sale. The fair value measurements of our financial instruments are described in more detail in Note 16 of the consolidated financial statements.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, lines of credit - current, and accrued expenses approximates their fair value because of the short maturity of these financial instruments. The carrying amount of our lines of credit - long term approximates its fair value because the respective variable rates of interest associated with the lines of credit are comparable to the market rate of interest.

Recently Adopted Accounting Pronouncements

Effective November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Improvements to Reportable Segment Disclosures which enhances disclosure requirements to segment reporting including: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) that are included within each measure of segment profit or loss, (ii) other segment items by reportable segment as defined by ASU 2023-07, and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of each segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 became effective during the fourth quarter of fiscal 2025, and therefore, we applied this new guidance in our fiscal 2025 consolidated financial statements. This guidance did not have an impact on our results of operations and financial condition, but did have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 19 of the consolidated financial statements.

Recently Issued Accounting Pronouncements

Effective December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's: (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 12 of the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in financial statement notes for specific expense categories including: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as other disaggregation requirements, (f) qualitative description of amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, as well as (g) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

Currently, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

2.
ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 27,	April 28,	April 30,
(dollars in thousands)	2025	2024	2023
customers	$22,799	$21,660	$25,244
allowance for doubtful accounts	(651)	(356)	(342)
allowance for cash discounts	(108)	(113)	(96)
reserve for returns and allowances and discounts	(196)	(53)	(28)
	$21,844	$21,138	$24,778

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$(356)	$(342)	$(292)
provision for bad debts	(342)	(276)	(121)
write-offs, net of recoveries	47	262	71
ending balance	$(651)	$(356)	$(342)

As of April 27, 2025, and April 28, 2024, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s: (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which, in turn, were used to determine our allowance for doubtful accounts totaling $651,000 and $356,000 as of April 27, 2025, and April 28, 2024, respectively.

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$(166)	$(124)	$(95)
provision for returns and allowances and discounts	(1,423)	(1,173)	(1,212)
credits issued and discounts taken	1,285	1,131	1,183
ending balance	$(304)	$(166)	$(124)

3.
REVENUE FROM CONTRACTS WITH CUSTOMERS

Nature of Performance Obligations

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality manufacturers. In addition, the upholstery fabrics segment includes Read and our facility located in Burlington, North Carolina, which provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Our primary performance obligations include the sale of mattress fabrics and upholstery fabrics, as well as the performance of customized fabrication and installation services for products associated with window treatments.

Significant Judgments

See Note 1 of the consolidated financial statements for disclosure of our accounting policies regarding our significant judgments associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts relating to customized fabrication and installation services associated with Read require upfront customer deposits that result in a contract liability which is recorded on the Consolidated Balance Sheets as deferred revenue. Revenue on contract liabilities associated with customized fabrication and installation services is generally recognized within one year as the satisfaction of performance obligations is generally one year or less. If upfront deposits or prepayments are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements.

During the fourth quarter of fiscal 2023, we entered into a contract with an upholstery fabrics customer that required the customer to pay us an upfront license fee totaling $250,000 to use a certain trademark for a period of three years commencing in fiscal 2024 and extending through fiscal 2026.

There were no contract assets recognized as of April 27, 2025, or April 28, 2024.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning Balance	$1,495	$1,192	$520
Revenue recognized on contract liabilities	(3,980)	(3,932)	(4,885)
Payments received for services not yet rendered	2,907	4,235	5,557
Ending Balance	$422	$1,495	$1,192

As of April 27, 2025, deferred revenue of $422,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $339,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $83,000. As of April 28, 2024, deferred revenue of $1.5 million pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $1.3 million, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $167,000. As of April 30, 2023, deferred revenue of $1.2 million pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $942,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery fabrics customer totaling $250,000. Revenue recognized during the period that was included in the contract liability balance at the beginning of the period was $1.4 million, $1.0 million, and $520,000 for fiscal years 2025, 2024, and 2023, respectively

Disaggregation of Revenue

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2025:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$113,906	$87,322	$201,228
Services transferred over time	—	12,009	12,009
Total Net Sales	$113,906	$99,331	$213,237

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

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2023:

(dollars in thousands)	Mattress Fabrics	Upholstery Fabrics	Total
Products transferred at a point in time	$110,995	$114,996	$225,991
Services transferred over time	—	8,943	8,943
Total Net Sales	$110,995	$123,939	$234,934

4.
INVENTORIES

A summary of inventories follows:

(dollars in thousands)	April 27, 2025	April 28, 2024
raw materials	$5,733	$6,214
work-in-process	2,747	1,854
finished goods	40,829	36,775
	$49,309	$44,843

5.
PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	depreciable lives (in years)	April 27, 2025	April 28, 2024
land and improvements	0-10	$596	$947
buildings and improvements	7-40	25,286	30,774
leasehold improvements	**	2,044	2,388
machinery and equipment	3-15	50,361	67,703
data processing equipment and software	3-7	8,500	8,597
office furniture and equipment	3-10	1,250	1,456
capital projects in progress		549	1,596
		88,586	113,461
accumulated depreciation		(63,750)	(80,279)
		$24,836	$33,182

** Shorter of life of lease or useful life.

6.
INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	April 27, 2025	April 28, 2024
Tradename	$—	$540
Customer relationships, net	734	1,035
Non-compete agreement, net	226	301
	$960	$1,876

Tradename

A summary of the change in the carrying amount of our tradename follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$540	$540	$540
loss on impairment	(540)	—	—
ending balance	—	$540	$540

Our tradename pertains to Read, a separate reporting unit within our upholstery fabrics segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore was not amortized.

We are required to assess our tradename for impairment annually or between annual tests if we believe indicators of impairment exist. Accordingly, we performed our annual impairment assessment of Read's tradename as of April 27, 2025. Initially, we performed a qualitative assessment in which we concluded it was more-likely-than-not the fair value of Read's tradename was less than its carrying amount. This conclusion was based on management's decision, announced on April 24, 2025, to strategically transform the company's operating model by combining certain activities within the mattress fabrics and upholstery fabrics business segments and becoming one integrated and Culp-branded business. Since the company is transforming to a single Culp-branded business, Read's tradename will be phased out during fiscal 2026, and will no longer be used to market upholstery fabric products to customers associated with the hospitality industry. Consequently, we recorded an asset impairment charge totaling $540,000, which represents the entire carrying value of our Read tradename. This charge was classified as restructuring expense within our fiscal 2025 consolidated statement of net loss.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$1,035	$1,335	$1,636
amortization expense	(301)	(300)	(301)
ending balance	734	1,035	1,335

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships were $3.1 million as of April 27, 2025, and April 28, 2024. Accumulated amortization for our customer relationships were $2.4 million and $2.1 million as of April 27, 2025, and April 28, 2024, respectively.

The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2026 - $301,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; FY 2030 - $51,000.

The weighted average amortization period for our customer relationships is 3.0 years as of April 27, 2025.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$301	$377	$452
amortization expense	(75)	(76)	(75)
ending balance	$226	$301	$377

Our non-compete agreement is associated with a prior acquisition by our mattress fabrics segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of April 27, 2025, and April 28, 2024. Accumulated amortization for this non-compete agreement was $1.8 million and $1.7 million as of April 27, 2025, and April 28, 2024, respectively.

The remaining amortization expense for the next five years and thereafter follows: FY 2026 - $76,000; FY 2027 - $76,000; and FY 2028 - $74,000.

The weighted average amortization period for the non-compete agreement is 3.0 years as of April 27, 2025.

Impairment of Definite Lived Assets - Mattress Fabrics Segment

As of April 27, 2025, management reviewed the long-lived assets associated with our mattress fabrics segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Mattress Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Mattress Asset Group may not be recoverable. The mattress fabrics segment experienced a significant cumulative operating loss totaling $36.4 million commencing in the second quarter of fiscal 2023, and continuing through the fourth quarter of fiscal 2025. We believe this significant cumulative operating loss stemmed from a decline in consumer discretionary spending on mattress products, which we believe was driven by the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic with such demand shifting to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Mattress Asset Group, which is classified as held and used, by comparing the carrying amount of the Mattress Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Mattress Asset Group totaled $23.9 million, which represents property, plant, and equipment of $23.3 million, right of use assets of $125,000, customer relationships of $255,000, and a non-compete agreement of $226,000. The total carrying amount of the Mattress Asset Group did not exceed the sum of its expected future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Mattress Asset Group as of April 27, 2025.

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

As of the end of our third quarter of fiscal 2023, the carrying amount of the note receivable totaling $2.4 million was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the Termination Agreement. Consequently, since the fair value of the note receivable was less than its carrying amount, we recorded a restructuring charge of $434,000 during the third quarter of fiscal 2023 to reduce the note receivable’s carrying amount to its reported fair value. We used an interest rate of 6.0% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as: (i) the credit characteristics of the Lessee and guarantor of the Termination Agreement; (ii) the length of the payment terms as defined in the Termination Agreement; (iii) the payment terms as defined in the Termination Agreement are denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 16 for further explanation of the fair value hierarchy).

Effective May 1, 2023, CUF Haiti formally assigned the $2.4 million note receivable to Culp, Inc (its U.S. parent company).

The following table represents the remaining future principal payments as of April 27, 2025:

(dollars in thousands)
2026	$390
2027	330
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$1,680
Less: unearned interest income	(218)
Present value of note receivable	$1,462

As of April 27, 2025, this note receivable totaled $1.5 million, of which $280,000 and $1.2 million were classified as short-term note receivable and long-term note receivable, respectively. As of April 28, 2024, this note receivable totaled $1.7 million, of which $264,000 and $1.5 million were classified as short-term note receivable and long-term note receivable, respectively. We classified amortization of unearned interest income totaling $96,000 and $111,000 within interest income on our consolidated statements of net loss during fiscal 2025 and fiscal 2024, respectively.

As of April 27, 2025, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all the required payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Home Fashions - Haiti, Ltd. ("CHF Haiti")

Effective August 2, 2024, CHF Haiti entered into an agreement to terminate a lease of a facility ("CHF Termination Agreement"). Pursuant to the terms of the CHF Termination Agreement, CHF Haiti was entitled to a payment of $250,000 from the lessor at the earlier of February 28, 2025, or 15 days after a new lease with a third party is signed. In connection with the CHF Termination Agreement, CHF Haiti has been fully and unconditionally discharged from all its remaining obligations under this lease.

During the fourth quarter of fiscal 2025, CHF Haiti received the full payment of $250,000.

8. ASSETS HELD FOR SALE

As of April 27, 2025, we classified the Property (as defined in note one of the consolidated financial statements) located in Quebec, Canada as held for sale totaling $2.2 million, which is presented separately in the consolidated balance sheet as of April 27, 2025, and is no longer being depreciated. See Note 10 in the consolidated financial statements for further details regarding the restructuring activities announced on May 1, 2024 (first quarter of fiscal 2025).

Effective April 30, 2025 (first quarter of fiscal 2026), we closed on the sale of our Property located in Quebec, Canada, pursuant to which we will record a gain from this sale totaling $4.0 million USD that will be recorded within restructuring expense (credit) in the consolidated statement of net income (loss) for the first quarter of fiscal 2026.

The sale of our property was pursuant to an amended agreement effective April 2, 2025, which incorporated an original agreement and prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property located in Quebec, Canada to a third party. Pursuant to the Sales Agreement, the total sales price for this Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), of which $750,000 CAD ($543,000 USD as of April 27, 2025) was received in the fourth quarter of fiscal 2025 and recorded within accrued expenses in the Consolidated Balance Sheet, $1.3 million CAD ($905,000 USD as of April 30, 2025) was received at closing in the first quarter of fiscal 2026, with the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) to be received along with interest earned at rates ranging from 6% to 10% over a period of six to twelve months, as specified in the Sales Agreement.

9. ACCRUED EXPENSES

(dollars in thousands)	April 27, 2025	April 28, 2024
compensation and related benefits	$2,534	$4,204
other	2,799	2,522
	$5,333	$6,726

10. RESTRUCTURING ACTIVITIES

Mattress Fabrics Segment, Upholstery Fabrics Segment, and Unallocated Corporate - Initiated During Fiscal 2025

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American mattress fabrics operations, including the closure and sale of the Property located in Quebec, Canada, (2) move a portion of the knitting and finishing capacity from that facility to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (5) reduce unallocated corporate and shared service expenses.

All of the above restructuring activities related to this announcement have been completed, including the sale of the Property located in Quebec, Canada, effective April 30, 2025 (first quarter of fiscal 2026). Accordingly, we expect to record a gain from this sale totaling $4.0 million that will be recorded in restructuring expense (credit) in the consolidated statement of net income (loss) for the first quarter of fiscal 2026. See Note 8 located in the notes to the consolidated financial statements for further details regarding the sale of the Property.

During fiscal 2025, we incurred restructuring and restructuring related charges totaling $8.7 million related to the above mentioned initiatives, of which $8.5 million and $154,000 relate to the mattress fabrics and upholstery fabrics segments, respectively. As mentioned above, the restructuring activities related to this announcement were completed during the first quarter of fiscal 2026. Accordingly, we expect to record a restructuring credit of $3.8 million for the first quarter of fiscal 2026, which reflects the gain on the sale of Property located in Quebec, Canada, partially offset by other expected restructuring expenses. Overall, we expect cumulative restructuring and restructuring related charges of approximately $4.9 million related to this initiative, most of which relates to the mattress fabrics segment.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the mattress fabrics and upholstery fabrics business segments and create an integrated Culp-branded business. As part of this strategic transformation, we will close our leased facility operated by our upholstery fabrics segment located in Burlington, North Carolina, and transition its production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. Our Stokesdale, North Carolina facility has historically been solely operated by our mattress fabrics segment.

During fiscal 2025, we incurred restructuring expense of $676,000 related to this strategic transformation, of which $540,000 and $136,000 relate to unallocated corporate and the upholstery fabrics segment, respectively. The estimated cumulative restructuring and restructuring related charges for these initiatives is expected to be $1.5 million, of which $288,000 is expected to be cash expenditures. The $1.5 million of estimated cumulative restructuring and restructuring related charges associated with these activities represents: (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 located in the notes to the consolidated financial statements for further details); (ii) a non-cash charge of $425,000 associated with markdowns and other inventory related adjustments; (iii) non-cash lease termination costs of $224,000; (iv) cash charges for employee termination benefits of $173,000, and (v) cash charges for facility consolidation and relocation expenses of $115,000. We expect the initiatives associated with this strategic transformation to be substantially completed by December 31, 2025.

The following summarizes restructuring and restructuring related charges associated with the above announcements for the year ended April 27, 2025:

Year Ended
(dollars in thousands)	April 27, 2025
Additional depreciation expense for shortened useful lives of equipment	$1,339
Employee termination benefits	1,552
Impairment of intangible asset	540
Facility consolidation and relocation expenses	2,437
Loss on disposal, valuation, and markdowns of inventory	1,621
Lease termination costs	849
Other associated costs	1,024
Net gain on sale of equipment	(16)
Restructuring expense and restructuring related charges (1) (2) (3)	$9,346

(1) Of the total $9.3 million, $7.7 million and $1.6 million were recorded within restructuring expense and cost of sales, respectively, in the fiscal 2025 Consolidated Statement of Net Loss.

(2) Of the total $9.3 million, $8.7 million and $676,000 relate to the restructuring activities announced on May 1, 2024, and the strategic transformation initiatives announced on April 24, 2025, respectively.

(3) Of the total $9.3 million, $8.5 million, $540,000, and $290,000 relate to the mattress fabrics segment, unallocated corporate, and the upholstery fabrics segment, respectively.

The following summarizes accrued restructuring costs for the two plans described above for the year ended April 27, 2025:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$—	$—	$—	$—
Expenses incurred	1,667	1,032	2,437	5,136
Change in estimate adjustments	(115)	(8)	—	(123)
Payments	(1,019)	(926)	(2,435)	(4,380)
Foreign currency exchange remeasurement	(11)	(10)	(2)	(23)
Ending Balance	$522	$88	$—	$610

Upholstery Fabrics Segment - Restructuring Activities Initiated During Fiscal 2024 and 2023

Ouanaminthe, Haiti

Cut and Sew Upholstery Fabrics Operation

During the third quarter of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with one of its facilities and moved the production of upholstery cut and sewn kits to an existing facility leased by CHF Haiti during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue the production of upholstery cut and sewn kits in Haiti.

This restructuring activity commenced during the third quarter of fiscal 2023 and was completed during the third quarter of fiscal 2024 and resulted in a cumulative restructuring and restructuring related charge of $1.3 million.

See Note 7 of the consolidated financial statements for further details regarding the agreement to terminate the above mentioned lease and the establishment of a note receivable.

Shanghai, China

Upholstery Fabrics Finishing Operation

During the fourth quarter of fiscal 2024, we closed our upholstery fabrics finishing operation in China to align with current demand trends. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in a cumulative restructuring and restructuring related charge totaling $218,000.

Cut and Sewn Upholstery Fabrics Operation

During the second quarter of fiscal 2023, we closed our cut and sewn upholstery fabrics operation, which included a termination of an agreement to lease a building. This strategic action was our response to declining consumer demand for cut and sew products, by adjusting our operating costs to better align with lower demand. This restructuring activity was completed during the third quarter of fiscal 2023, and resulted in a cumulative restructuring and restructuring related charge of $713,000 during the second and third quarters of fiscal 2023.

The following summarizes restructuring expense and restructuring related charges associated with our upholstery fabrics segment's restructuring activities initiated during fiscal 2024 and 2023, for fiscal years 2025, 2024, and 2023:

(dollars in thousands)	2025	2024	2023
Employee termination benefits	$—	$307	$507
Lease termination costs	—	—	481
Impairment loss - property, plant, and equipment	—	329	357
Loss on disposal and markdowns of inventory	—	40	98
Other associated costs	14	—	51
Restructuring expense and restructuring related charges (1) (2) (3)	$14	$676	$1,494

(1) The total $14,000 was recorded within restructuring expense in the fiscal 2025 Consolidated Statement of Net Loss.

(2) Of the total $676,000, $636,000 and $40,000 were recorded within restructuring expense and cost of sales, respectively, in the fiscal 2024 Consolidated Statement of Net Loss.

(3) Of the total $1.5 million, $1.4 million and $98,000 were recorded within restructuring expense and cost of sales, respectively, in the fiscal 2023 Consolidated Statement of Net Loss.

The following summarizes the activity in accrued restructuring associated with our upholstery fabrics segment's restructuring activities initiated during fiscal 2024 and 2023, for fiscal years ended 2025, 2024, and 2023:

	Employee	Lease	Other
	Termination	Termination	Associated
(dollars in thousands)	Benefits	Costs	Costs	Total
Balance, May 1, 2022	$—	$—	$—	$—
Accrual established in fiscal 2023	507	47	—	554
Expenses incurred	—	—	51	51
Payments	(507)	(47)	(51)	(605)
Balance, April 30, 2023	—	—	—	—
Accrual established in fiscal 2024	307	—	—	307
Expenses incurred	—	—	—	—
Payments	(304)	—	—	(304)
Balance, April 28, 2024 (1)	3	—	—	3
Expense incurred	—	—	14	14
Payments	(3)	—	(14)	(17)
Balance, April 27, 2025	$—	$—	$—	$—

(1) Accrued restructuring was reported within accrued expenses within the Consolidated Balance Sheet as of April 28, 2024.

11. LINES OF CREDIT

The summary of borrowings under our lines of credit follows:

(dollars in thousands)	April 27, 2025	April 28, 2024
Wells Fargo - U.S. revolving line of credit	$4,600	$—
Agricultural Bank of China - revolving line of credit	3,988	—
Agricultural Bank of China - supplier financing arrangements	2,751	—
Bank of China - working capital loan	1,375	—
Lines of credit (1)	$12,714	$—

(1) Of the total $12.7 million, $8.1 million and $4.6 million were recorded within lines of credit - current and lines of credit - long-term, respectively, within the Consolidated Balance Sheet as of April 27, 2025.

Revolving Credit Agreement – United States

On June 12, 2025, Culp, Inc., as borrower (the “Company”), and Read and Culp Fabrics Global, LLC, each a wholly owned domestic subsidiary of the Company, as guarantors (collectively, the “Guarantors”), entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as lender (the “Lender”). The Third Amendment amends the Second Amended and Restated Credit Agreement dated as of January 19, 2023, (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), an asset-based revolving credit facility (the “ABL Facility”). Proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The Credit Agreement amended, restated and superseded, and served as a replacement for, the Amended and Restated Credit Agreement, dated as of June 24, 2022, as amended, by and between the Company and the Lender.

Pursuant to the Third Amendment, the term of the ABL Facility was extended for three years and now matures on June 12, 2028.

Pursuant to the Credit Agreement, the ABL Facility contains the following terms:

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $30.0 million, which may be increased upon mutual agreement by up to $10.0 million via an accordion feature, subject to the limitations described below.

The Company may issue letters of credit under a sub-facility within the ABL Facility in an aggregate amount not to exceed $2 million.

The amount available under the ABL Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•
85% of eligible accounts receivable, plus
•
the least of:

i) the sum of:

o
lesser of (i) 65% of eligible inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
o
the least of (i) 65% of eligible in-transit inventory valued at cost based on a first-in first-out basis (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible in-transit inventory, and (iii) $4.0 million, plus
o
the lesser of (i) 65% of eligible raw material inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible raw material inventory

In each case, the net-orderly-liquidation value is calculated based on the lower of (i) a first-in first-out basis and (ii) market value, and is (A) net of intercompany profits, (B) net of write-ups and write-downs in value with respect to currency exchange rates and (C) consistent with most recent appraisals received and acceptable to Lender.

ii) $20.0 million; and

iii) An amount equal to 200% of eligible accounts receivable.

•
minus applicable reserves.

The ABL Facility permits both base rate borrowings and borrowings that bear interest at annual rate equal to daily simple SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), in each case, plus an Applicable Margin equal to: (i) 75 basis points for base rate borrowings and 175 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is greater than 66 2/3%), (ii) 100 basis points for base rate borrowings and 200 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is less than or equal to 66 2/3% and greater than 33 1/3%), or (iii) 125 basis points for base rate borrowings and 225 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is less than or equal to 33 1/3%), as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points (if usage is equal to or greater than 50% of the maximum credit available under the ABL Facility) or 50 basis points (if usage is less than 50% of the maximum credit available under the ABL Facility).

Outstanding balances associated with the ABL Facility may be prepaid from time to time, in whole or in part, without a prepayment penalty or premium. In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base and certain dispositions of assets outside of the ordinary course of business. Accrued interest is payable monthly in arrears.

The Company’s obligations under the ABL Facility (and certain related obligations) are: (a) guaranteed by the Guarantors and each of the company’s future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the company, the “Loan Parties”) and (b) secured by all assets of the Loan Parties, subject to certain exceptions. The liens and other security interests granted by the Loan Parties on the collateral for the benefit of the Lender under the ABL Facility are, subject to certain permitted liens, first-priority.

Cash Dominion. Under the terms of the ABL Facility, if: (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $30.0 million and the borrowing base) (the "Excess Availability") falls below 6.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties' ability to transfer cash from their concentration account. Such cash dominion period (a "Dominion Period') shall end when Excess Availability shall be equal to or greater than $6.0 million for a period of 60 consecutive days and no event of default is continuing.

Financial Covenants. The ABL Facility contains a springing covenant requiring that the Company's fixed charge coverage ratio be no less than 1.10 to 1.00 during any period that: (i) an event of default has occurred or (ii) Excess Availability under the ABL Facility falls below $4.5 million at such time. Such compliance period shall end when Excess Availability shall be equal to or greater than $4.5 million for a period of 60 consecutive days and no event of default is continuing.

Affirmative and Restrictive Covenants. The Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the company's ability to, among other things:

•
incur additional indebtedness;
•
make investments;
•
pay dividends and make other restricted payments;
•
sell certain assets;
•
create liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of the company's assets; and
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 5.78% and 6.81% as of April 27, 2025, and April 28, 2024, respectively.

There were $925,000, and $535,000 of outstanding letters of credit provided by the ABL Facility as of April 27, 2025, and April 28, 2024, respectively. As of April 27, 2025, we had $75,000 remaining for the issuance of additional letters of credit, based on an aggregate letters of credit amount not to exceed $1 million as stated in the Credit Agreement.

As of April 27, 2025, our available borrowings calculated under the provisions of the Credit Agreement totaled $21.4 million.

Credit Agreements - China Operations

Agricultural Bank of China - Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement denominated in RMB, that provides for a line of credit of up to 29.0 million RMB ($4.0 million USD as of April 27, 2025) and expires on March 4, 2026. Interest charged under this agreement is based on the Loan Prime Rate ("LPR") in China minus 50 basis points (applicable interest rate of 2.60% as of April 27, 2025). As of April 27, 2025, the outstanding balance under this agreement was approximately $4.0 million USD.

Agricultural Bank of China - Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements on April 8, 2025 and April 24, 2025, with such agreements totaling 20.0 million RMB ($2.8 million USD as of April 27, 2025), and expiring on dates ranging from April 2, 2026 through April 23, 2026. As a result of these expiration dates, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to the Agricultural Bank of China, under a reverse factoring agreement with no recourse, and, in turn, received payments from the Agricultural Bank of China under terms that are normal and customary. Interest is charged under these agreements at a fixed rate of 2.72% and was paid in full at the time these agreements became effective. As of April 27, 2025, the outstanding balance of $2.8 million USD was recorded within lines of credit-current in the Consolidated Balance Sheet as of April 27, 2025. There were no supplier financing arrangements as of April 28, 2024.

The following summarizes the activity associated with our supply chain financing arrangements for the year ended April 27, 2025:

(dollars in thousands)	2025
Outstanding at the beginning of the year	$—
Vendor invoices financed during the year	2,743
Vendor invoices paid during the year	—
Foreign currency exchange remeasurement	8
Ending balance	$2,751

Bank of China - Credit Agreement

Effective November 5, 2024, we entered into a credit agreement (“Agreement”) denominated in RMB that provides for a 10.0 million RMB ($1.4 million USD as of April 27, 2025) unsecured working capital loan and 25.0 million RMB ($3.4 million USD as of April 27, 2025) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 6, 2025 and July 31, 2025, respectively. Interest is charged under the Agreement based on the LPR in China minus 50 basis points at the time of borrowing which represents 2.60% as of April 27, 2025. As of April 27, 2025, the outstanding balance under the working capital loan was approximately $1.4 million USD and there were no outstanding letters of credit under the Agreement

Subsequent Events

Revolving Credit Agreement - United States

Effective June 12, 2025, we entered into the Third Amendment to our U.S. revolving credit agreement, the terms of which are described within this footnote.

Agricultural Bank of China - Working Capital Loans

During the first quarter of fiscal 2026 we entered into unsecured loan agreements that provided a total of 21.0 million RMB ($2.9 million USD as of borrowing dates ranging from May 12, 2025 through May 28, 2025), and which expire on dates ranging from May 7, 2026 through May 28, 2026. Interest charged under these agreements is based on the LPR in China at the time of borrowing minus 50 basis points (2.60% as of borrowing dates ranging from May 12, 2025 through May 28, 2025).

Other

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of April 27, 2025, we were in compliance with our financial covenants.

Interest paid during fiscal years 2025, 2024, and 2023 was $258,000, $11,000, and $8,000, respectively.

12. INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

The entire amount of income tax expense of $392,000, $3.0 million, and $3.1 million during fiscal 2025, 2024, and 2023, respectively, was allocated to loss from continuing operations.

Income tax expense consists of:

(dollars in thousands)	2025	2024	2023
current
federal	$—	—	—
state	4	—	1
foreign	2,199	2,584	3,053
uncertain income tax positions	(468)	78	78
	1,735	2,662	3,132
deferred
federal	(161)	1,342	(1,591)
state	(9)	63	(66)
undistributed earnings – foreign subsidiaries	316	627	628
U.S. federal & state carryforwards and credits	(4,130)	(4,734)	(5,162)
foreign	(1,658)	(240)	(629)
valuation allowance	4,299	3,329	6,818
	(1,343)	387	(2)
	$392	3,049	3,130

Loss before income taxes related to our foreign and U.S. operations consists of:

(dollars in thousands)	2025	2024	2023
Foreign
China	$6,424	9,091	7,062
Canada	(5,098)	902	1,516
Haiti	(1,553)	(2,127)	(3,483)
Vietnam	(89)	(22)	—
Total Foreign	(316)	7,844	5,095
United States	(18,395)	(18,614)	(33,485)
	$(18,711)	(10,770)	(28,390)

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2025	2024	2023
U.S. federal income tax rate	21.0%	21.0%	21.0%
valuation allowance	(23.0)	(30.9)	(24.0)
foreign tax rate differential	(1.4)	(4.7)	(4.0)
income tax effects of Chinese foreign exchange gains	(0.5)	(3.6)	(0.9)
withholding taxes associated with foreign tax jurisdictions	(1.7)	(6.5)	(2.4)
uncertain income tax positions	2.5	(0.7)	(0.3)
U.S. state income taxes	1.1	0.8	0.6
stock-based compensation	(0.3)	(1.8)	(0.3)
other (1)	0.2	(1.9)	(0.7)
consolidated effective income tax rate (2) (3)	(2.1)%	(28.3)%	(11.0)%

(1)
“Other” for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other and miscellaneous items.

(2)
Our negative consolidated effective income tax rates during fiscal 2025, 2024, and 2023, were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China during fiscal 2025 and both our operations located in China and Canada during fiscal 2024 and 2023, which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during fiscal 2025, 2024, and 2023, respectively. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(18.4) million, $(18.6) million, and $(33.5) million that were incurred during fiscal 2025, 2024, and 2023, respectively.

(3)
Our negative consolidated effective income tax rates during fiscal 2025, 2024, and 2023 were further caused by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(1.6) million, $(2.1) million, and $(3.5) million that were incurred during fiscal 2025, 2024, and 2023, respectively.

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	April 27, 2025	April 28, 2024
deferred tax assets:
accounts receivable	$305	195
inventories	2,128	1,972
compensation	1,767	2,152
liabilities and other	56	8
intangible assets and goodwill	455	349
property, plant, and equipment	178	171
operating lease liability	744	693
foreign income tax credits - U.S.	783	783
loss carryforwards – U.S.	22,521	18,344
valuation allowance - U.S.	(26,303)	(22,004)
total deferred tax assets	2,634	2,663

deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(5,155)	(4,840)
property, plant and equipment	(1,010)	(2,694)
right of use assets	(920)	(851)
other	(67)	(139)
total deferred tax liabilities	(7,152)	(8,524)
Net deferred liabilities	$(4,518)	(5,861)

As of April 27, 2025, our U.S. federal net operating loss carryforward totaled $88.1 million, with related future income tax benefits of $18.5 million. In accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. As of April 27, 2025, all of our unused U.S. federal net operating loss carryforwards were generated during fiscal 2019 and after, and therefore, do not expire in accordance with the TCJA. As of April 27, 2025, our U.S. state net operating loss carryforwards totaled $37.6 million, with related future income tax benefits of $1.5 million, and have expiration dates ranging from fiscal year 2026 through fiscal 2045, along with certain U.S. state net operating loss carryforwards that do not expire due to conformity with U.S. federal income tax regulations. Our U.S. foreign income tax credits of $783,000 have expiration dates ranging from fiscal years 2026 through 2028, which represent 10 years from when the associated earnings and profits from our foreign subsidiaries were repatriated to the U.S.

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

As of April 27, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. In addition, we are currently expecting a U.S. pre-tax loss during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of April 27, 2025, and April 28, 2024, valuation allowances against our U.S. net deferred income tax assets pertain to the following:

(dollars in thousands)	April 27, 2025	April 28, 2024
U.S. federal and state net deferred income tax assets	$23,973	$19,674
U.S. capital loss carryforward	2,330	2,330
	$26,303	$22,004

A summary of the change in the valuation allowances against our U.S. net deferred income tax assets follows:

(dollars in thousands)	2025	2024	2023
beginning balance	$22,004	18,675	11,857
change in valuation allowance associated with current year earnings	4,162	3,318	7,252
change in estimate during current year (1)	137	11	(434)
ending balance	$26,303	22,004	18,675

(1)
Amounts represent changes in our U.S. net deferred income tax asset balances during the current year that pertain to: (i) income tax provision to return adjustments; (ii) changes in estimates of our U.S. effective income tax rate that pertain to U.S. state income tax rates and apportionment percentages, (iii) expiration of certain U.S. state loss carryforwards; and (iv) other immaterial items.

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from our foreign subsidiaries that will not be reinvested indefinitely. As of April 27, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability of $5.2 million and $4.8 million as of April 27, 2025, and April 28, 2024, respectively.

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2025	2024	2023
beginning balance	$1,258	1,179	1,101
increases from prior period tax positions	224	197	175
decreases from prior period tax positions	(76)	(118)	(97)
lapse of applicable statute of limitations	(616)	—	—
ending balance	$790	1,258	1,179

As of April 27, 2025, and April 28, 2024, we had $790,000 and $1.3 million of total gross unrecognized tax benefits, of which the entire amount was classified as income taxes payable - long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $790,000 and $1.3 million as of April 27, 2025, and April 28, 2024, respectively.

We elected to classify interest and penalties as part of income tax expense. As of April 27, 2025, and April 28, 2024, the gross amount of interest and penalties due to unrecognized tax benefits was $191,000 and $281,000, respectively.

Our gross unrecognized income tax benefit of $790,000 as of April 27, 2025, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2021 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2021 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2020 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2025	2024	2023
United States federal - Transition Tax	$665	$499	$265
China - Income Taxes	1,785	2,317	1,831
Canada - Income Taxes	(146)	468	228
	$2,304	$3,284	$2,324

13. LEASES

Leases

Overview

As of April 27, 2025, we leased manufacturing facilities, showroom and office space, distribution centers, and equipment under operating leases. Our operating leases have remaining lease terms of one to seven years, with renewal options for additional periods ranging up to nine years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of April 27, 2025, and April 28, 2024, are as follows:

(dollars in thousands)	April 27, 2025	April 28, 2024
Right of use assets	$5,908	$6,203
Operating lease liability - current	2,394	2,061
Operating lease liability – noncurrent	2,535	2,422

Supplemental Cash Flow Information

(dollars in thousands)	2025	2024	2023
Operating lease liability payments	$2,391	$2,663	$2,497
Right of use assets exchanged for lease liabilities	2,837	978	731

Operating lease costs were $2.9 million, $3.1 million, and $3.6 million during fiscal 2025, 2024, and 2023, respectively. Short-term lease costs were $13,000, $34,000, and $44,000 during fiscal 2025, 2024, and 2023, respectively. Variable lease expense was immaterial for each of fiscal 2025, 2024, and 2023.

As of April 27, 2025, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	2.92 years
Weighted average discount rate	5.55%

As of April 28, 2024, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.77 years
Weighted average discount rate	3.71%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)	Amount
2026	$2,593
2027	1,554
2028	388
2029	227
2030	229
Thereafter	348
5,339
Less: interest	(410)
Present value of lease liabilities	$4,929

Related Party Lease - Mattress Fabrics Segment

On March 23, 2023, we terminated an agreement with a partnership owned by an immediate family member of an officer of the company, pursuant to which we leased a 63,522 square foot facility for our domestic mattress cover operation. Prior to the termination of the lease agreement, rent payments totaled $123,000 during fiscal 2023. In accordance with the termination of the lease agreement, we were reimbursed $67,000 during fiscal 2023 for leasehold improvements we made to the leased property.

14. COMMITMENTS AND CONTINGENCIES

Accounts Payable – Capital Expenditures

As of April 27, 2025, and April 28, 2024, we had total amounts due regarding capital expenditures totaling $23,000 and $343,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of April 27 2025, we had open purchase commitments to acquire equipment for our mattress fabrics operations totaling $117,000.

Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that these actions, when ultimately concluded or settled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

15. STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 16, 2015, our shareholders approved an equity incentive plan titled the Culp, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the grant of stock options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, time-based restricted stock units, performance-based restricted stock units, and other equity and cash related awards as determined by the Compensation Committee of our board of directors. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2015 Plan, with certain sub-limits that would apply with respect to specific types of awards that may be issued as defined in the 2015 Plan. Effective September 27, 2023, our shareholders approved an amendment and restatement of the 2015 Plan (the "Amended and Restated Plan"). The Amended and Restated Plan authorizes the issuance of an additional 960,000 shares of common stock in addition to the shares of common stock still available for issuance under the 2015 Plan. The Amended and Restated Plan also removed certain sub-limits that previously applied with respect to specific type of awards that may be issued under the plan.

As of April 27, 2025, there were 668,353 shares available for future equity-based grants under the company’s Amended and Restated Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2025, 2024, and 2023:

	2025	2024	2023
	Shares	Shares	Shares
outstanding at beginning of year	308,927	285,826	210,284
granted	91,629	174,753	119,687
vested (1)	(103,320)	(151,652)	(32,799)
forfeited	(35,088)	—	(11,346)
outstanding at end of year	262,148	308,927	285,826

(1) During fiscal 2025, time-based restricted stock units totaling 103,320 vested at a fair value of $581,000, or $5.63 per share. During fiscal 2024, time-based restricted stock units totaling 151,652 vested at a fair value of $857,000, or $5.65 per share. During fiscal 2023, time-based restricted stock units totaling 32,799 vested at a fair value of $167,000, or $5.10 per share.

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2025, 2024, and 2023:

	Time-Based	(1)
	Restricted Stock	Price	Vesting
Date of Grant	Units Awarded	Per Share	Period
January 6, 2025 (2)	21,506	$5.69	3 years
September 26, 2024 (3)	46,823	$5.98	1 year
August 8, 2024 (2)	23,300	$4.65	3 years
January 8, 2024 (2)	14,758	$5.61	31 months
September 28, 2023 (2)	100,067	$5.59	34 months
September 28, 2023 (3)	59,928	$5.59	1 year
September 6, 2022 (2)	37,671	$4.58	1 to 3 years
August 10, 2022 (2)	82,016	$5.06	35 months

(1)
Price per share represents the closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units award to outside directors.

Overall

We recorded compensation expense of $644,000, $823,000, and $808,000 within selling, general, and administrative expense for time-based restricted stock units in fiscal 2025, 2024, and 2023, respectively.

As of April 27, 2025, the remaining unrecognized compensation cost related to our time-based restricted stock units was $561,000 which is expected to be recognized over a weighted average vesting period of 1.4 years. As of April 27, 2025, our time-based restricted stock unit awards that were expected to vest had a fair value totaling $1.0 million.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024, January 8, 2024, September 28, 2023, and August 10, 2022:

	August 8,	January 8,	September 28,	August 10,
	2024	2024	2023	2022
Closing price of our common stock	$4.65	$5.61	$5.59	$5.06
Expected volatility of our common stock	35.0%	33.5%	37.3%	48.2%
Expected volatility of peer companies	22.6% - 104.0%	33.7% - 102.6%	35.7% - 91.5%	41.6% - 105.1%
Risk-free interest rate	3.90%	4.30%	4.90%	3.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Correlation coefficient of peer companies	(0.01) - 0.17	0.01 - 0.21	0.01 - 0.21	0.05 - 0.23

Overall

The following table summarizes information related to our grants of performance-based restricted stock units to our senior executives that were unvested as of April 27, 2025:

	(1)	(2)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 8, 2024	505,003	—	$5.35	(3)	3 years
January 8, 2024	16,399	4,238	$6.23	(4)	31 months
September 28, 2023	62,569	—	$6.43	(5)	34 months
August 10, 2022	146,048	—	$5.77	(6)	3 years

(1)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit award agreements as of the date of grant.
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of April 27, 2025.
(3)
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

There were no performance-based restricted stock units that vested during fiscal 2025 or 2024. The following table summarizes information related to our performance-based restricted stock units that vested during fiscal 2023.

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

We recorded a charge to compensation expense totaling $6,000, $8,000, and $2,000, within selling, general, and administrative expense associated with our performance-based restricted stock units for fiscal years 2025, 2024, and 2023, respectively. As of April 27, 2025, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $13,000 which is expected to be recognized over a weighted average vesting period of 1.2 years. As of April 27, 2025, performance-based restricted stock units that are expected to vest had a fair value of $16,000.

Common Stock Awards - Board of Directors

The following table summarizes information related to our grants of common stock to our outside directors during fiscal 2024 and 2023:

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

We recorded a charge to compensation expense totaling $84,000 and $335,000, within selling, general, and administrative expense for these common stock awards during fiscal 2024 and 2023, respectively.

16. FAIR VALUE

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of April 27, 2025, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,682	N/A	N/A	$5,682
Growth Allocation Mutual Funds	808	N/A	N/A	808
S&P 500 Index Fund	275	N/A	N/A	275
Other	282	N/A	N/A	282

	Fair value measurements as of April 28, 2024, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,910	N/A	N/A	$6,910
Growth Allocation Mutual Funds	691	N/A	N/A	691
S&P 500 Index Fund	176	N/A	N/A	176
Other	228	N/A	N/A	228

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted-average number of shares used in the computation of both basic and diluted net loss per share were 12,525,000, 12,432,000, and 12,283,000 for fiscal years 2025, 2024, and 2023, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

(in thousands)	2025	2024	2023
antidilutive effect from decrease in the price per share of our common stock	—	—	25
antidilutive effect from net loss incurred during the fiscal year	145	144	88
total unvested shares of common stock not included in computation of diluted net loss per share	145	144	113

18. BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans that cover substantially all employees and allow participants to contribute on a pre-tax basis, along with matching contributions by the company for its U.S. and Canadian operations. Our contributions to these plans were $1.1 million, $1.2 million, and $1.2 million during fiscal years 2025, 2024, and 2023, respectively.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan (the “Plan”) covering senior executives and certain key members of management. The Plan provides for participant deferrals on a pre-tax basis that are subject to annual deferral limits by the IRS and non-elective contributions made by the company. Participant deferrals and non-elective contributions made by the company are immediately vested.

Our contributions to the Plan were $206,000, $229,000, and $215,000 during fiscal years 2025, 2024, and 2023, respectively. Our non-qualified deferred compensation plan liability was $7.0 million and $7.8 million as of April 27, 2025, and April 28, 2024, respectively.

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

The investment assets of the Trust are recorded at their fair value of $7.0 million and $8.0 million as of April 27, 2025, and April 28, 2024, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in accumulated other comprehensive income.

19. SEGMENT INFORMATION

Overall

Our operations are classified into two reportable segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery fabrics segment develops, manufactures, sources, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. In addition, the upholstery fabrics segment includes Read, a wholly-owned subsidiary with operations located in Knoxville, Tennessee and our facility located in Burlington, North Carolina, which provide window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance, allocation of resources to the individual segments noted above, and determining executive compensation. Accordingly, our CODM reviews certain financial metrics that include net sales and (loss) income from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (i.e., restructuring activities), as well as: (i) cost of sales, (ii) gross profit, (iii) selling, general, and administrative expenses, including unallocated corporate expenses, (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 92%, 92%, and 91% of total consolidated net sales in fiscal 2025, 2024, and 2023, respectively. International sales accounted for 33%, 32%, and 29% of net sales during fiscal 2025, 2024, and 2023, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2025	2024	2023
north america (excluding USA) (1)	$32,912	$29,357	$29,756
far east and asia (2)	30,586	36,334	31,339
all other areas	6,026	6,011	8,032
	$69,524	$71,702	$69,127

(1)
Of this amount, $28.8 million, $25.1 million, and $24.9 million are attributable to shipments to Mexico in fiscal 2025, 2024, and 2023, respectively.
(2)
Of this amount $16.0 million, $18.3 million, and $20.0 million are attributable to shipments within China in fiscal 2025, 2024, and 2023, respectively.

Sales attributed to individual countries are based upon the location to which the company ships its products for delivery to customers.

Customer Concentration

One customer within the upholstery fabrics segment represented 11%, 12%, and 15% of consolidated net sales during fiscal 2025, 2024, and 2023, respectively. No customers within the upholstery fabrics segment accounted for greater than 10% of consolidated accounts receivable, net as of April 27, 2025, and April 28, 2024.

One customer within the mattress fabrics segment represented 11% of consolidated net sales during fiscal 2025. No customers within the mattress fabrics segment represented greater than 10% of consolidated net sales during fiscal 2024 or 2023. No customers within the mattress fabrics segment accounted for greater than 10% of consolidated accounts receivable, net as of April 27, 2025, and April 28, 2024.

Employee Workforce Concentration

Hourly employees associated with the mattress fabrics operation located in Quebec, Canada were represented by a local unaffiliated union with a collective bargaining agreement that was set to expire on February 1, 2026. On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to gradually discontinue this operation with the intention to ultimately sell the related building and land. As a result, as of April 27, 2025, there were only six hourly employees remaining to ready the building and land for sale, which such sale to a third party occurred during the first quarter of fiscal 2026. As a result of this sale, the remaining hourly employees were terminated. All hourly employees were provided compensation and benefits in accordance with the collective bargaining agreement noted above.

Financial Information

Statements of operations for our business segments are as follows:

(dollars in thousands)	2025	2024	2023
net sales by segment:
mattress fabrics	$113,906	$116,370	$110,995
upholstery fabrics	99,331	108,963	123,939
net sales	$213,237	$225,333	$234,934
cost of sales by segment:
mattress fabrics	$105,970	$110,081	$117,734
upholstery fabrics	80,579	87,273	106,206
total segment cost of sales	186,549	197,354	223,940
restructuring related charge (1) (3) (5)	1,621	40	98
cost of sales	$188,170	$197,394	$224,038
gross profit:
mattress fabrics	$7,936	$6,289	$(6,739)
upholstery fabrics	18,752	21,690	17,733
total segment gross profit	26,688	27,979	10,994
restructuring related charge (1) (3) (5)	(1,621)	(40)	(98)
gross profit	$25,067	$27,939	$10,896
selling, general, and administrative expenses by segment:
mattress fabrics	$13,171	$13,134	$11,942
upholstery fabrics	14,695	15,903	15,739
unallocated corporate	7,839	9,574	10,297
selling, general, and administrative expenses	$35,705	$38,611	$37,978
(loss) income from operations by segment:
mattress fabrics	$(5,235)	$(6,845)	$(18,681)
upholstery fabrics	4,057	5,787	1,994
unallocated corporate expenses	(7,839)	(9,574)	(10,297)
total segment loss from operations	(9,017)	(10,632)	(26,984)
restructuring related charge (1) (3) (5)	(1,621)	(40)	(98)
restructuring expense (2) (4) (6)	(7,739)	(636)	(1,396)
loss from operations	$(18,377)	$(11,308)	$(28,478)
interest expense	(231)	(11)	—
interest income	915	1,174	531
other expense	(1,018)	(625)	(443)
loss before income taxes	$(18,711)	$(10,770)	$(28,390)
(1)
During fiscal 2025, we incurred a restructuring related charge totaling $1.6 million, which pertained to losses on the disposal, valuation, and markdowns of inventory related to the closure of our manufacturing facility located in Quebec, Canada.
(2)
For fiscal 2025, restructuring expense of $7.7 million mostly relates to the mattress fabrics segment. The $7.7 million restructuring expense represents costs associated with: (i) consolidating the company's North American mattress fabrics operations, including the closure of the company's Property located in Quebec, Canada; (ii) consolidating two leased facilities related to the sewn mattress cover operation located in Ouanaminthe, Haiti, into one facility and reducing other operating expenses at this location; (iii) initial costs related to consolidating production and distribution activities from the upholstery fabrics distribution center located in Burlington, North Carolina to the mattress fabrics manufacturing and distribution center located in Stokesdale, North Carolina; and (v) other expenses incurred as part of the company's strategic plan to transform it's operating model as announced on April 24, 2025. See Note 10 located in the consolidated financial statements for further details regarding the restructuring activities announced on May 1, 2024 (first quarter of fiscal 2025) and April 24, 2025 (fourth quarter of fiscal 2025).
(3)
During fiscal 2024, we incurred a restructuring related charge of $40,000, which pertained to markdowns of inventory related to the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti.

(4)
For fiscal 2024, restructuring expense of $636,000 represents impairment charges related to equipment of $329,000 and employee termination benefits of $103,000 related to the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti. In addition, during the fourth quarter of fiscal 2024, restructuring expense of $204,000 was incurred for employee termination benefits related to the closure of the upholstery fabrics finishing operation located in Shanghai China.
(5)
During fiscal 2023, we incurred a restructuring related charge totaling $98,000, which pertained to loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery fabrics operation located in Shanghai, China.
(6)
For fiscal 2023, restructuring expense of $1.4 million relates to both our restructuring activities for our cut and sewn upholstery fabrics operations located in Shanghai, China, which occurred during the second quarter of fiscal 2023, and those located in Ouanaminthe, Haiti, which occurred during the third and fourth quarters of fiscal 2023. Restructuring expense represents employee termination benefits of $507,000, lease termination costs of $481,000, impairment losses totaling $357,000 that relate to leasehold improvements and equipment, and $51,000 for other associated costs.

Balance sheet information for our business segments follow:

(dollars in thousands)	April 27, 2025	April 28, 2024
segment assets
mattress fabrics
accounts receivable	$10,576	$10,003
inventory	33,293	27,671
property, plant, and equipment (1) (2)	23,259	31,472
assets held for sale (3)	2,177	—
right of use assets (4) (5)	125	1,627
total mattress fabrics assets	69,430	70,773

upholstery fabrics
accounts receivable	11,268	11,135
inventory	16,016	17,172
property, plant, and equipment (6) (7)	1,010	1,125
right of use assets (8) (9)	2,678	1,952
total upholstery fabrics assets	30,972	31,384
total segment assets	100,402	102,157

non-segment assets
cash and cash equivalents	5,629	10,012
short-term investments – rabbi trust	1,325	903
short-term note receivable	280	264
current income taxes receivable	—	350
other current assets	2,970	3,371
long-term note receivable	1,182	1,462
deferred income taxes	637	518
property, plant, and equipment (10)	567	585
right of use assets (11)	3,105	2,624
intangible assets	960	1,876
long-term investments - rabbi trust	5,722	7,102
other assets	591	830
total assets	$123,370	$132,054

(1)
The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million, and $955,000 located in the U.S. and Haiti, respectively.
(2)
The $31.5 million as of April 28, 2024, represents property, plant, and equipment of $21.5 million, $9.4 million, and $555,000 located in the U.S., Canada, and Haiti, respectively.
(3)
The $2.2 million as of April 27, 2025, represents assets held for sale located in Canada.

(4)
The $125,000 as of April 27, 2025, represents right of use assets located in Haiti.
(5)
The $1.6 million as of April 28, 2024, represents right of use assets of $1.1 million and $545,000 located in Haiti and Canada, respectively.
(6)
The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.
(7)
The $1.1 million as of April 28, 2024, represents property, plant, and equipment of $1.0 million and $120,000 located in the U.S. and China, respectively.
(8)
The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.
(9)
The $2.0 million as of April 28, 2024, represents right of use assets of $1.3 million and $709,000 located in the U.S. and China, respectively
(10)
The $567,000 as of April 27, 2025, and $585,000 as of April 28, 2024, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.
(11)
The $3.1 million as of April 27, 2025, and $2.6 million as of April 28, 2024, represent right of use assets associated with unallocated corporate departments and corporate departments shared by both the mattress fabrics and upholstery fabrics segments located in the U.S.

Capital expenditures and depreciation expense information for our business segments follow:

(dollars in thousands)	2025	2024	2023
capital expenditures (1):
mattress fabrics	$1,550	$3,474	$1,125
upholstery fabrics	285	271	467
unallocated corporate	792	255	97
total capital expenditures	$2,627	$4,000	$1,689

depreciation expense
mattress fabrics (2)	$6,178	$5,883	$6,050
upholstery fabrics	601	638	795
total depreciation expense	$6,779	$6,521	$6,845

(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

(2)
During fiscal 2025, depreciation expense for the mattress fabrics segment included additional depreciation expense related to the shortening of useful lives of equipment associated with the closure of operations at our manufacturing facility located in Quebec, Canada. The amount of additional depreciation expense totaling $1.3 million was classified as restructuring expense in our fiscal 2025 Consolidated Statement of Net Loss.

20. STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of April 27, 2025, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 27, 2025, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.0 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

21. COMMON STOCK REPURCHASE PROGRAM

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors.

During fiscal 2025, 2024, and 2023, we did not repurchase any shares of our common stock. As of April 27, 2025, $3.2 million was available for additional repurchases of our common stock.

22. DIVIDEND PROGRAM

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2025, fiscal 2024, or fiscal 2023, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 27, 2025, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 27, 2025. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets; (2) providing reasonable assurance that the transactions are recorded as necessary for preparation of financial statements, and that receipts and expenditures are made in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use, of disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 27, 2025.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 27, 2025, April 28, 2024, and April 30, 2023, which are included in Item 8. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

During the quarter ended April 27, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended April 27, 2025, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "Non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors, and Executive Officers,” “Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Insider Trading Policy,” and “Board Committees and Attendance – Audit Committee,” which information is herein incorporated by reference.

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

The following table sets forth information as of the end of fiscal 2025 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	846,119 (1)	$—	668,353
Equity compensation plans not approved by security holders	—	—	—
Total	846,119 (1)	$—	668,353

(1) For performance-based restricted stock unit awards, the number of shares represents the maximum number of shares with remaining performance periods that could be issued if certain performance targets are met. The performance-based shares with remaining open performance periods total 583,971, of which 4,238 are expected to vest based on estimated operating performance relative to pre-established targets. For time-based restricted stock unit awards, the number of shares shown represents the number of shares to be issued upon completion of the time-based vesting period for such restricted stock units.

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

3(ii)	Amended and Restated Bylaws of the company, amended effective September 26, 2024, were filed as Exhibit 3.1 to the company's Form 8-K dated September 27, 2024, and is incorporated herein by reference.
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

10.3

Second Amendment to Second Amended and Restated Credit Agreement dated as of April 8, 2024, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender, was filed as exhibit 10.3 to the company's Form 10-K filed July 12, 2024, and is incorporated herein by reference.

10.4

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 12, 2025, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender, was filed as Exhibit 10.1 to the company's Form 8-K filed June 16, 2025, and is incorporated by reference.

10.5+	Form of annual incentive award agreement was filed as Exhibit 10.1 to the company’s Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.
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

10.8+

Form of restricted stock unit agreement for restricted stock units granted to outside directors pursuant to the Culp, Inc., Amended and Restated Equity Incentive Plan was filed as Exhibit 10.4 to the company's Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.9

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

10.11+	Culp, Inc. 2015 Equity Incentive Plan, filed as Annex A to the company's 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference.
10.12+

Culp, Inc. Deferred Compensation Plan For Certain Key Employees Amendment No. 1, was filed as Exhibit 10.2 to the company’s Form 10-K for the year ended May 3, 2015, dated July 17, 2015, and incorporated herein by reference.

10.13+

Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q dated December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference.

10.14+	Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q dated March 7, 2014, and is incorporated herein by reference.
10.15

Cooperation Agreement, effective as of June 17, 2024, between Culp, Inc. and certain investors specified therein was filed as Exhibit 10.1 to the company's Form 8-K dated June 17, 2024, and is incorporated herein by reference.

10.16+	Form of Director and Officer Indemnification Agreement. This agreement was filed as Exhibit 10.1 to the company's Form 8-K dated August 14, 2024, and is incorporated herein by reference.
10.17

Cooperation Agreement, effective as of June 6, 2025, between Culp, Inc. and certain investors specified therein was filed as Exhibit 10.1 to the company's Form 8-K dated June 10, 2025, and is incorporated herein by reference.

10.18+	Form of Annual Incentive Award Agreement. This agreement was filed as Exhibit 10.1 to the company's Form 10-Q dated December 6, 2024, and is incorporated herein by reference.

10.19+

Form of Restricted Stock Unit Award Agreement for restricted stock units granted to executive officers pursuant to the Amended and Restated Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company's Form 10-Q dated December 6, 2024, and is incorporated herein by reference.

19*	Culp, Inc. Policy on Confidential Information and Trading of Securities
21*	List of subsidiaries of the company
23*	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 333-207195 and 333-274720).
24(a)*	Power of Attorney of John A. Baugh, dated July 4, 2025
24(b)*	Power of Attorney of William L. Tyson, dated July 7, 2025
24(c)*	Power of Attorney of Sharon A. Decker, dated July 3, 2025
24(d)*	Power of Attorney of Kimberly B. Gatling, dated July 6, 2025
24(e)*	Power of Attorney of Fred A. Jackson, dated July 3, 2025
24(f)*	Power of Attorney of Alexander B. Jones, dated July 3, 2025
24(g)*	Power of Attorney of Franklin N. Saxon, dated July 5, 2025
31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97	Culp, Inc. Dodd-Frank Clawback Policy, was filed as exhibit 97 to the company's Form 10-K filed July 12, 2024, and is incorporated herein by reference.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Items marked with an asterisk are filed herewith.

+ Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July 2025.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of July 2025.

/s/	Robert G. Culp, IV_________________________________		Sharon A. Decker*__________________________________
	Robert G. Culp, IV		Sharon A. Decker
	Chief Executive Officer and Director		(Director)
(principal executive officer)

	Franklin N. Saxon*		Kimberly B. Gatling *
	Franklin N. Saxon		Kimberly B. Gatling
	(Chairman of the Board of Directors)		(Director)

	Fred A. Jackson*		Alexander B. Jones*
	Fred A. Jackson		Alexander B. Jones
	(Lead Independent Director)		(Director)

	John A. Baugh *		William L. Tyson*
	John A. Baugh		William L. Tyson
	(Director)		(Director)

/s/	Ronald S. Chandler	/s/	Kenneth R. Bowling
	Ronald S. Chandler		Kenneth R. Bowling
	Vice President and Corporate Controller		Chief Financial Officer
	(principal accounting officer)		(principal financial officer)

* By /s/ Kenneth R. Bowling

Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.