Form 10-Q
period 2025-08-03
CULP INC
filed 2025-09-12
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of September 10, 2025: 12,605,306

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended August 3, 2025

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED AUGUST 3, 2025, AND JULY 28, 2024

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	August 3,	July 28,
	2025	2024
Net sales	$50,691	$56,537
Cost of sales	(43,463)	(51,461)
Gross profit	7,228	5,076
Selling, general and administrative expenses	(9,119)	(9,296)
Restructuring credit (expense)	3,508	(2,631)
Income (loss) from operations	1,617	(6,851)
Interest expense	(183)	(28)
Interest income	235	262
Other expense	(531)	(404)
Income (loss) before income taxes	1,138	(7,021)
Income tax expense	(1,369)	(240)
Net loss	$(231)	$(7,261)

Net loss per share - basic	$(0.02)	$(0.58)
Net loss per share - diluted	$(0.02)	$(0.58)
Average shares outstanding, basic	12,570	12,470
Average shares outstanding, diluted	12,570	12,470

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 3, 2025, AND JULY 28, 2024

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 3,	July 28,
	2025	2024
Net loss	$(231)	$(7,261)
Unrealized holding gain on investments, net of tax	142	80
Comprehensive loss	$(89)	$(7,181)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 3, 2025, JULY 28, 2024, AND APRIL 27, 2025

UNAUDITED

(Amounts in Thousands)

	August 3,	July 28,	April 27,
	2025	2024	2025*
Current assets:
Cash and cash equivalents	$11,094	$13,472	$5,629
Short-term investments - rabbi trust	1,395	954	1,325
Accounts receivable, net	18,382	21,587	21,844
Inventories	50,109	41,668	49,309
Short-term notes receivable	5,104	268	280
Current income taxes receivable	—	532	—
Assets held for sale	40	607	2,177
Other current assets	2,767	3,590	2,970
Total current assets	88,891	82,678	83,534

Property, plant and equipment, net	23,552	30,476	24,836
Right of use assets	5,162	4,483	5,908
Intangible assets	865	1,782	960
Long-term investments - rabbi trust	5,715	7,089	5,722
Long-term notes receivable	1,078	1,394	1,182
Deferred income taxes	475	528	637
Other assets	676	709	591
Total assets	$126,414	$129,139	$123,370

Current liabilities:
Lines of credit - current	$11,120	$4,017	$8,114
Accounts payable - trade	24,319	26,540	27,323
Accounts payable - capital expenditures	8	56	23
Operating lease liability - current	2,209	1,565	2,394
Deferred compensation - current	1,395	954	1,325
Deferred revenue	485	1,600	422
Accrued expenses	5,850	6,097	5,333
Accrued restructuring	105	633	610
Income taxes payable - current	2,412	759	1,420
Total current liabilities	47,903	42,221	46,964

Lines of credit - long-term	7,025	—	4,600
Operating lease liability - long-term	1,995	2,219	2,535
Income taxes payable - long-term	841	2,180	790
Deferred income taxes	5,302	6,449	5,155
Deferred compensation - long-term	5,701	6,946	5,686
Total liabilities	68,767	60,015	65,730
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,605,306 at August 3, 2025; 12,469,903 at July 28, 2024, and 12,559,129 at April 27, 2025	630	624	628
Capital contributed in excess of par value	45,683	45,187	45,589
Accumulated earnings	11,042	23,115	11,273
Accumulated other comprehensive income	292	198	150
Total shareholders' equity	57,647	69,124	57,640
Total liabilities and shareholders' equity	$126,414	$129,139	$123,370

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 3, 2025, AND JULY 28, 2024

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 3,	July 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(231)	$(7,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,111	1,581
Non-cash inventory credit	(67)	(268)
Amortization	95	99
Stock-based compensation	156	176
Deferred income taxes	309	60
Gain on sale of equipment	(9)	(4)
Non-cash restructuring (credit) expense	(3,664)	1,643
Foreign currency exchange loss	122	45
Changes in assets and liabilities:
Accounts receivable	3,482	(445)
Inventories	(683)	3,458
Other current assets	212	(221)
Other assets	13	90
Accounts payable – trade	(3,126)	884
Deferred revenue	63	105
Accrued restructuring	(506)	640
Accrued expenses and deferred compensation	1,016	(478)
Income taxes	1,012	(310)
Net cash used in operating activities	(695)	(206)
Cash flows from investing activities:
Capital expenditures	(179)	(501)
Proceeds from the sale of property, plant, and equipment	966	37
Proceeds from notes receivable	120	90
Proceeds from the sale of investments (rabbi trust)	237	229
Purchase of investments (rabbi trust)	(158)	(187)
Net cash provided by (used in) investing activities	986	(332)
Cash flows from financing activities:
Proceeds from lines credit	5,886	4,010
Payments on lines of credit	(552)	—
Payment of debt issuance costs	(120)	—
Common stock surrendered for withholding taxes payable	(60)	—
Net cash provided by financing activities	5,154	4,010
Effect of foreign currency exchange rate changes on cash and cash equivalents	20	(12)
Increase in cash and cash equivalents	5,465	3,460
Cash and cash equivalents at beginning of year	5,629	10,012
Cash and cash equivalents at end of period	$11,094	$13,472

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 3, 2025

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 27, 2025 *	12,559,129	$628	$45,589	$11,273	$150	$57,640
Net loss	—	—	—	(231)	—	(231)
Stock-based compensation	—	—	156	—	—	156
Unrealized gain on investments	—	—	—	—	142	142
Common stock issued in connection with the vesting of time-based restricted stock units	59,352	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,175)	(1)	(59)	—	—	(60)
Balance, August 3, 2025	12,605,306	$630	$45,683	$11,042	$292	$57,647

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

Culp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments that are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

The company's three months ended August 3, 2025, and July 28, 2024, represent 14-week and 13-week periods, respectively.

2. Significant Accounting Policies

As of August 3, 2025, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year then ended April 27, 2025. However, during the first quarter of fiscal 2026, we renamed our business segments to better reflect our product offerings: the mattress fabrics segment is now referred to as the bedding segment and the upholstery fabrics segment is now referred to as the upholstery segment. See Note 14 of the consolidated financial statements for further details regarding our business segments.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first quarter of fiscal 2026.

Recently Issued Accounting Pronouncements

Effective December 14 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures ("ASU 2023-09"), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 15.

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

Except as disclosed above, there are currently no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Beginning balance	$651	$356
Provision for bad debts	65	57
Write-offs, net of recoveries	7	—
Ending balance	$723	$413

As of August 3, 2025, and July 28, 2024, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’: (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which, in turn, were used to determine our allowance for doubtful accounts totaling $723,000 and $413,000 as of August 3, 2025, and July 28, 2024, respectively.

4. Revenue from Contracts with Customers

Nature of Performance Obligations

Our operations are classified into two business segments: bedding (formerly known as mattress fabrics) and upholstery (formerly known as upholstery fabrics). The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers.

In addition, the upholstery segment includes Read Window Products LLC (“Read”), a wholly owned subsidiary with operations located in Knoxville, Tennessee, that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we will close our leased facilities operated by our upholstery segment located in Burlington, North Carolina and Knoxville, Tennessee and will transition their production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

Our primary performance obligations include the sale of bedding and upholstery products, as well as the performance of customized fabrication and installation services associated with window treatments.

Contract Assets & Liabilities

Certain contracts relating to customized fabrication and installation services associated with Read require upfront customer deposits that result in a contract liability which is recorded in the Consolidated Balance Sheets as deferred revenue. Revenue on contract liabilities associated with customized fabrication and installation services is generally recognized within one year, as the satisfaction of performance obligations are generally one year or less. If upfront deposits or prepayments are not required, customers may be granted terms that generally range from 15 to 60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements.

There were no contract assets recognized as of August 3, 2025, July 28, 2024, or April 27, 2025.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Beginning balance	$422	$1,495
Revenue recognized on contract liabilities	(564)	(781)
Payments received for services not yet rendered	627	886
Ending balance	$485	$1,600

As of August 3, 2025, deferred revenue of $485,000 pertained to (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $422,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $63,000. As of July 28, 2024, deferred revenue of $1.6 million pertained to (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $1.5 million, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $146,000.

Revenue recognized during the three-month periods ended August 3, 2025, and July 28, 2024, that was included in the deferred revenue balance at the beginning of each period was $437,000 and $595,000, respectively.

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended August 3, 2025:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$28,046	$20,774	$48,820
Services transferred over time	—	1,871	1,871
Total net sales	$28,046	$22,645	$50,691

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended July 28, 2024:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$28,076	$25,465	$53,541
Services transferred over time	—	2,996	2,996
Total net sales	$28,076	$28,461	$56,537

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Raw materials	$5,698	$7,076	$5,733
Work-in-process	3,374	1,876	2,747
Finished goods	41,037	32,716	40,829
	$50,109	$41,668	$49,309

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Tradename	$—	$540	$—
Customer relationships, net	659	960	734
Non-compete agreement, net	206	282	226
	$865	$1,782	$960

Tradename

Our tradename pertains to Read, a separate reporting unit within the upholstery segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore was not amortized.

We were required to assess our tradename for impairment annually or between annual tests if we believed indicators of impairment existed. Accordingly, we performed our annual impairment assessment of Read's tradename as of April 27, 2025. Initially, we performed a qualitative assessment in which we concluded it was more-likely-than-not the fair value of Read's tradename was less than its carrying amount. This conclusion was based on management's decision, announced on April 24, 2025, to strategically transform the company's operating model by combining certain activities within the bedding and upholstery business segments and creating one integrated and Culp-branded business. Since the company is transforming to a single Culp-branded business, Read's tradename will be phased out during fiscal 2026, and will no longer be used to market upholstery fabric products to customers associated with the hospitality industry. Consequently, we recorded an asset impairment charge totaling $540,000 during the fourth quarter of fiscal 2025, which represents the entire carrying value of our Read tradename. This charge was classified as restructuring expense within our Consolidated Statement of Net Loss for the twelve-month period ended April 27, 2025.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Beginning balance	$734	$1,035
Amortization expense	(75)	(75)
Ending balance	$659	$960

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively. Accumulated amortization for these customer relationships was $2.5 million, $2.1 million, and $2.4 million as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

The remaining amortization expense for each of the next five fiscal years and thereafter is as follows: FY 2026 - $226,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; and FY 2030 - $51,000.

The weighted average amortization period for our customer relationships was 2.8 years as of August 3, 2025.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Beginning balance	$226	$301
Amortization expense	(20)	(19)
Ending balance	$206	$282

Our non-compete agreement is associated with a prior acquisition by our bedding segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively. Accumulated amortization for our non-compete agreement was $1.9 million, $1.8 million, and $1.8 million as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

The remaining amortization expense for each of the next three fiscal years is as follows: FY 2026 - $56,000; FY 2027 - $76,000; and FY 2028 - $74,000.

The weighted average amortization period for the non-compete agreement was 2.8 years as of August 3, 2025.

Impairment of Definite Lived Assets - Bedding Segment

As of August 3, 2025, management reviewed the long-lived assets associated with our bedding segment, which consisted of property, plant, and equipment, right of use assets, and definite-lived intangible assets (collectively known as the "Bedding Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Bedding Asset Group may not be recoverable. The bedding segment has experienced significant cumulative operating losses totaling $33.2 million commencing in the second quarter of fiscal 2023, and continuing through the first quarter of fiscal 2026. We believe the significant cumulative operating losses started from a decline in consumer discretionary spending on bedding products, which we believe stemmed from the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which such demand subsequently shifting to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Bedding Asset Group, which is classified as held and used, by comparing the carrying amount of the Bedding Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Bedding Asset Group totaled $22.6 million, which represents property, plant, and equipment of $22.1 million, right of use assets of $50,000, customer relationships of $243,000, and a non-compete agreement of $206,000. The total carrying amount of the Bedding Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Bedding Asset Group as of August 3, 2025.

7. Notes Receivable

Rayonese Textile, Inc.

In connection with the sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada, we entered into an amended agreement, effective April 2, 2025, which incorporated an original agreement and prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property to a third party (the "Seller") with a closing date of April 30, 2025. Pursuant to the Sales Agreement, the total sales price for the Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), with $2.0 million CAD ($1.4 million USD as of April 30, 2025) paid prior to and at closing, and the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) due by April 30, 2026. Interest is earned on the note receivable at rates ranging from 6% to 10% and collected monthly as specified in the Sales Agreement. Refer to Notes 8 and 10 of the consolidated financial statements for further details of the sale of the Property and a description of our restructuring activities.

As of August 3, 2025, the outstanding balance of this note receivable was $6.6 million CAD ($4.8 million USD) which represents its fair value because of the relative short maturity of this note receivable as specified in the Sales Agreement. As of August 3, 2025, we believe there is no expected credit loss related to the collectibility of this note receivable, as the Seller has made all the required interest payments as specified in the Sales Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti")

Effective January 24, 2023, CUF Haiti entered into an agreement to terminate a lease ("CUF Termination Agreement") of a facility located in Ouanaminthe, Haiti. Pursuant to the terms of the CUF Termination Agreement, the original lease agreement (the "Original Lease") was formally terminated when CUF Haiti vacated and returned possession of the leased facility to the lessor. Subsequently, a third party (the "Lessee") took possession of this facility and agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023 and ending on December 31, 2029, based on the terms stated in the CUF Termination Agreement. In addition , as described in the CUF Termination Agreement, an affiliate of the Lessee guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti was fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

The initial gross carrying amount of this note receivable was $2.4 million and was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the CUF Termination Agreement. We used an interest rate of 6% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as: (i) the credit characteristics of the Lessee and guarantor of the CUF Termination Agreement; (ii) the length of the payment terms as defined in the CUF Termination Agreement; (iii) the payment terms as defined in the CUF Termination Agreement being denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

Effective May 1, 2023, CUF Haiti formally assigned this note receivable to Culp, Inc. (its U.S. parent).

As of August 3, 2025, July 28, 2024, and April 27, 2025, the outstanding balance under this agreement was $1.4 million, $1.7 million, and $1.5 million, respectively. As of August 3, 2025, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all of the required principal payments stated in the CUF Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Other

The following table represents the remaining future principal payments for the notes receivable referenced above as of August 3, 2025:

(dollars in thousands)
2026	$5,088
2027	330
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$6,378
Less: unearned interest income	(196)
Present value of note receivable	$6,182

As of August 3, 2025, notes receivable totaled $6.2 million, of which $5.1 million and $1.1 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of July 28, 2024, notes receivable totaled $1.7 million, of which $268,000 and $1.4 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of April 27, 2025, notes receivable totaled $1.5 million, of which $280,000 and $1.2 million were classified as short-term notes receivable and long-term notes receivable, respectively.

We classified amortization of unearned interest income totaling $22,000 and $26,000 within interest income in our consolidated statements of net loss during the three-month periods ended August 3, 2025, and July 28, 2024, respectively.

8. Assets Held for Sale

A summary of assets held for sale follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Bedding - U.S. (1) (2)	$40	$357	$—
Bedding - Haiti (3)	—	250	—
Bedding - Canada (4)	—	—	2,177
	$40	$607	$2,177

(1) In connection with our restructuring activities announced on April 24, 2025 (see Note 10 of the consolidated financial statements for further details), equipment with a fair value totaling $40,000 was classified as held for sale as of August 3, 2025. We determined that the carrying value of $296,000 was higher than its fair value of $40,000, and accordingly, we recorded an impairment charge of $256,000 during the first quarter of fiscal 2026. This impairment charge was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. The fair value of this equipment was based on quoted market prices from dealers of this type of equipment, which such prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy (see note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

(2) In connection with our restructuring activities announced on May 1, 2024 (see Note 10 of the consolidated financial statements for further details), equipment with a carrying value totaling $357,000 was classified as held for sale as of July 28, 2024. We determined that the fair value of this equipment exceeded its carrying value, and therefore, no impairment charge was recorded during the first quarter of fiscal 2025. The fair value of this equipment was based on quoted market prices from dealers of this type of equipment, which such prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy (see note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

(3) In connection with our restructuring activities announced on May 1, 2024 (see Note 10 of the consolidated financial statements for further details), we entered into an agreement ("Termination Agreement") on August 2, 2024, to terminate a lease of a manufacturing facility ("Right of Use Asset") located in Ouanaminthe, Haiti. Accordingly, as of July 28, 2024, we classified this Right of Use Asset as held for sale at its fair value totaling $250,000, which was lower than its carrying value of $656,000. Consequently, we recorded an impairment charge of $406,000 that was classified as restructuring expense in the Consolidated Statement of Net Loss for the three-month period ended July 28, 2024. The fair value of this Right of Use Asset represents the amount due from the Lessor totaling $250,000, which is the amount stated in the Termination Agreement, and was paid on February 28, 2025. We believe the fair value amount of $250,000 as stated in the Termination Agreement, represents a significant observable input, and therefore we believe this information was classified as Level 2 within the fair value hierarchy (see note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

(4) In connection with the closure of our manufacturing facility located in Quebec, Canada, we classified Property of $2.1 million and certain equipment totaling $75,000 as held for sale as of April 27, 2025. We determined that the fair value of these assets held for sale exceeded its carrying value, and therefore no impairment change was recorded during the fourth quarter of fiscal 2025. The fair value of the Property and equipment was based on quoted market prices from third party sales offers, which we believe are significant observable inputs, and therefore we believe this information was classified as Level 2 within the fair value hierarchy (see note 12 of the consolidated financial statements for further explanation of the fair value hierarchy). During the first quarter of fiscal 2026, we sold the Property and equipment, and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the period ended August 3, 2025. See notes 7 and 10 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and description of the restructuring announced on May 1, 2024.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Compensation, commissions and related benefits	$3,360	$3,310	$2,534
Other accrued expenses	2,490	2,787	2,799
	$5,850	$6,097	$5,333

10. Restructuring Activities

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American mattress fabrics operations, including the closure and sale of the Property located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (v) reduce unallocated corporate and shared service expenses.

As of the end of the first quarter of fiscal 2026, all of the above restructuring activities related to this announcement have been completed, including the sale of the Property and certain equipment located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property and equipment totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the period ended August 3, 2025. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

During three months ended August 3, 2025, we recorded a restructuring credit of $3.9 million that was mostly related to the gain on sale of the Property noted above and was solely related to the bedding segment. Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $4.8 million, most of which related to the bedding segment.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery segments and create one integrated Culp-branded business. As part of this strategic transformation, we will close our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and will transition their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

During the three months ended August 3, 2025, we incurred restructuring expense of $349,000 related to this strategic transformation, of which $256,000 and $93,000 relate to the bedding and upholstery segments, respectively. The estimated cumulative restructuring and restructuring related charges for this initiative are expected to be $2.2 million, of which $674,000 is expected to be cash expenditures. The $2.2 million of estimated cumulative restructuring and restructuring related charges associated with this initiative represents: (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 located in the notes to the consolidated financial statements for further details); (ii) a non-cash charge of $450,000 associated with the disposal and markdowns of inventory; (iii) non-cash lease termination costs of $125,000; (iv) non-cash accelerated depreciation expense, along with impairments and losses on disposal of fixed assets totaling $424,000; (v) cash charges for employee termination benefits of $207,000; (vi) cash charges for facility consolidation and relocation expenses of $432,000; (vii) and cash charges for other associated costs of $35,000. We expect the initiatives associated with this strategic transformation to be substantially completed by December 31, 2025.

The following summarizes restructuring and restructuring related charges associated with the above announcements for the three month periods ended August 3, 2025 and July 28, 2024:

	Three Months Ended	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Additional depreciation expense for shortened useful lives	$22	$875
Employee termination benefits	(4)	689
Lease Termination Costs	62	670
Facility consolidation and relocation expenses	52	251
Net (gain) loss on sale and impairment of property, plant, and equipment	(3,747)	95
Other Associated Costs	107	51
Loss on disposal and markdowns of inventory	—	116
Restructuring (credit) expense and restructuring related charge (1) (2)	$(3,508)	$2,747

(1) The total $3.5 million credit was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. The $3.5 million restructuring credit mostly related to the bedding segment.

(2) Of the total $2.7 million restructuring and restructuring related charges, $2.6 million and $116,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three month period ended July 28, 2024. The $2.7 million expense mostly related to the bedding fabrics segment.

The following summarizes accrued restructuring costs for the three-month period ended August 3, 2025:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$522	$88	$—	$610
Expenses incurred	—	84	52	136
Change in estimate adjustments	(4)	23	—	19
Payments	(446)	(163)	(52)	(661)
Foreign currency exchange remeasurement	—	1	—	1
Ending Balance	$72	$33	$—	$105

The following summarizes accrued restructuring costs for the three-month period ended July 28, 2024:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance (1)	$—	$3	$—	$3
Expenses incurred	689	302	—	991
Payments	(72)	(282)	—	(354)
Foreign currency exchange remeasurement	(7)	—	—	(7)
Ending Balance	$610	$23	$—	$633

(1) Accrued restructuring expense of $3,000 was reported within accrued expenses in the Consolidated Balance Sheet for the period ended April 28, 2024.

11. Lines of Credit

The summary of outstanding borrowings under our lines of credit follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Wells Fargo - U.S. revolving line of credit	$7,025	$—	$4,600
Agricultural Bank of China - revolving line of credit	4,031	4,017	3,988
Agricultural Bank of China - supplier financing arrangements	2,780	—	2,751
Agricultural Bank of China - working capital loan	2,919	—	—
Bank of China - working capital loan	1,390	—	1,375
Lines of credit (1)	$18,145	$4,017	$12,714

(1) Of the total $18.1 million, $11.1 million and $7.0 million were recorded within lines of credit - current and lines of credit - long-term, respectively, within the Consolidated Balance Sheet as of August 3, 2025. The total $4.0 million was recorded within lines of credit - current within the Consolidated Balance Sheet as of July 28, 2024. Of the total $12.7 million, $8.1 million and $4.6 million were recorded within lines of credit - current and lines of credit - long-term, respectively, within the Consolidated Balance Sheet as of April 27, 2025.

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

ii) $20.0 million; and

iii) An amount equal to 200% of eligible accounts receivable,

•
minus applicable reserves.

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

The Company’s obligations under the ABL Facility (and certain related obligations) are: (a) guaranteed by the Guarantors and each of the company’s future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the company, the “Loan Parties”) and (b) secured by all assets of the Loan Parties on a first priority basis, subject to certain exceptions.

Cash Dominion. Under the terms of the ABL Facility, if: (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $30.0 million and the borrowing base) (the "Excess Availability") falls below 6.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties' ability to transfer cash from their concentration account. Such cash dominion period (a "Dominion Period") shall end when Excess Availability shall be equal to or greater than $6.0 million for a period of 60 consecutive days and no event of default is continuing.

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

Affirmative and Restrictive Covenants. The Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of default, including covenants that limit the company's ability to, among other things:

•
incur additional indebtedness;
•
make investments;
•
pay dividends and make other restricted payments;
•
sell certain assets;
•
create liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of the company's assets; and
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 6.11%, 6.84%, and 5.78% as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

There were $925,000, $535,000, and $925,000 of outstanding letters of credit provided by the ABL Facility as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively. As of August 3, 2025, we had $1.1 million remaining for the issuance of additional letters of credit based on an aggregate letters of credit amount not to exceed $2.0 million as stated in the Credit Agreement.

As of August 3, 2025, our available borrowings calculated under the provisions of the Credit Agreement totaled $17.6 million.

Credit Agreements - China Operations

Agricultural Bank of China - Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provides for a line of credit up to 29.0 million RMB ($4.0 million USD as of August 3, 2025) that expires on March 4, 2026. Interest charged under this agreement is based on the Chinese Loan Prime Rate ("LPR") minus 50 basis points (applicable interest rates of 2.6%, 2.85%, and 2.6% as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively). As of August 3, 2025, July 28, 2024, and April 27, 2025, the outstanding balance under this agreement was $4.0 million USD.

Agricultural Bank of China - Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements, which such arrangements totaled 20.0 million RMB ($2.8 million USD as of August 3, 2025), and are set to expire on dates ranging from April 2, 2026, through April 23, 2026. As a result of these expiration dates, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to the Agricultural Bank of China, under a reverse factoring agreement with no recourse, and, in turn, received payments from the Agricultural Bank of China under terms that are normal and customary. Interest was charged under these agreements at a fixed rate of 2.72% and was paid in full at the time these agreements were effective. The outstanding balance associated with this agreement was $2.8 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of August 3, 2025, and April 27, 2025, respectively. There were no supplier financing arrangements as of July 28, 2024.

The following summarizes the activity associated with our supply chain financing arrangements for the three-month periods ended August 3, 2025 and July 28, 2024:

	Three Months	Three Months
(dollars in thousands)	August 3, 2025	July 28, 2024
Outstanding at the beginning of the year	$2,751	$—
Vendor invoices financed during the year	—	—
Vendor invoices paid during the year	—	—
Foreign currency exchange rate remeasurement	29	—
Ending balance	$2,780	$—

Agricultural Bank of China - Working Capital Loans

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($2.9 million USD as of August 3, 2025), which such agreements are set to expire on dates ranging from May 7, 2026, through May 28, 2026. Interest charged under these agreements is based on the Chinese LPR 50 basis points (applicable interest rate of 2.6% as of August 3, 2025). As of August 3, 2025, the outstanding balance under this agreement was $2.9 million USD.

Bank of China - Credit Agreement

Effective November 5, 2024, we entered into a credit agreement (“Agreement”) that provides for a 10.0 million RMB ($1.4 million USD as of August 3, 2025) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of August 3, 2025) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 6, 2025, and July 31, 2025, respectively. Currently, we are negotiating the terms for renewal of the working capital loan agreement that expires November 6, 2025, along with the letters of credit, guarantees, and other financing arrangements that expired on July 31, 2025. Interest charged under the Agreement is based on the Chinese LPR in China minus 50 basis points (applicable interest rates of 2.6% as of August 3, 2025 and April 27, 2025, respectively). As of August 3, 2025 and April 27, 2025, the outstanding balance under this Agreement were $1.4 million USD. In addition, as of August 3, 2025 and April 27, 2025, there were no outstanding letters of credit under this Agreement.

Other

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 3, 2025, we were in compliance with our financial covenants.

Interest payments totaled $185,000 during the three-month period ended August 3, 2025. There were no interest payments during the three-month period ended July 28, 2024.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of August 3, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,568	N/A	N/A	$5,568
Growth Allocation Mutual Funds	894	N/A	N/A	894
S&P 500 Index Fund	340	N/A	N/A	340
Other	308	N/A	N/A	308

	Fair value measurements as of July 28, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,823	N/A	N/A	$6,823
Growth Allocation Mutual Funds	756	N/A	N/A	756
S&P 500 Index Fund	212	N/A	N/A	212
Other	252	N/A	N/A	252

	Fair value measurements as of April 27, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,682	N/A	N/A	$5,682
Growth Allocation Mutual Funds	808	N/A	N/A	808
S&P 500 Index Fund	275	N/A	N/A	275
Other	282	N/A	N/A	282

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants in our deferred compensation plan (the “Plan”) that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of August 3, 2025, our investments associated with the Trust totaled $7.1 million, of which $1.4 million, and $5.7 million were classified as short-term and long-term, respectively. As of July 28, 2024, our investments associated with the Trust totaled $8.0 million, of which $954,000 and $7.1 million were classified as short-term and long-term, respectively. As of April 27, 2025, our investments associated with the Trust totaled $7.0 million, of which $1.3 million and $5.7 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gains totaling $292,000, $198,000, and $150,000 as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

The fair value of our investments associated with the Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, lines of credit - current, accounts payable, and accrued expenses approximates their fair value because of the short maturity of these financial instruments. The carrying amount of our line of credit - long-term approximates its fair value as the variable rates of interest associated with the respective lines of credit are comparable to the market rate of interest.

13. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net loss per share were 12,570,000 and 12,470,000 for the three months ended August 3, 2025, and July 28, 2024, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	August 3, 2025	July 28, 2024
Antidilutive effect from decrease in the price per share of our common stock	—	1
Antidilutive effect from net loss incurred during the fiscal quarter	90	137
Total unvested shares of common stock not included in
computation of diluted net loss per share	90	138

14. Segment Information

During the first quarter of fiscal 2026, we renamed our two reportable business segments to better reflect our product offerings. Our former mattress fabrics segment is now known as the bedding segment and our former upholstery fabrics segment is now known as the upholstery segment. The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers.

In addition, the upholstery segment includes Read, a wholly owned subsidiary that operates a leased facility in Knoxville, Tennessee which provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we will close our leased facilities operated by our upholstery segment located in Burlington, North Carolina and Knoxville, Tennessee, and will transition their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (i.e. restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (i.e., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e. restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Intangible assets are not included in segment assets, as these assets are not used by the CODM to evaluate the respective segment’s operating performance and allocate resources to the individual segments.

Statements of operations for our operating segments are as follows:

	Three months ended
	August 3, 2025	July 28, 2024
Net sales by segment:
Bedding	$28,046	$28,076
Upholstery	22,645	28,461
Net sales	$50,691	$56,537
Cost of Sales by segment:
Bedding	$25,104	$28,402
Upholstery	18,359	22,943
Total segment cost of sales	$43,463	$51,345
Restructuring related charge (1)	—	116
Cost of Sales	$43,463	$51,461
Gross profit (loss) by segment:
Bedding	$2,942	$(326)
Upholstery	4,286	5,518
Total segment gross profit	$7,228	$5,192
Restructuring related charge (1)	—	(116)
Gross profit	$7,228	$5,076
Selling, general, and administrative expenses	(9,119)	(9,296)
Restructuring credit (expense) (2)(3)	3,508	(2,631)
Income (loss) from operations	$1,617	$(6,851)
Interest expense	(183)	(28)
Interest income	235	262
Other expense	(531)	(404)
Income (loss) before income taxes	$1,138	$(7,021)

(1) For the three-month period ended July 28, 2024, cost of sales and gross profit included restructuring related charges totaling $116,000 for losses on the disposal and valuation of inventory related to the gradual discontinuation of operations at our manufacturing facility located in Quebec, Canada, which such facility was sold during the first quarter of fiscal 2026. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(2) For the three-month period ended August 3, 2025, the $3.5 million restructuring credit mostly represented a gain from the sale of the Property located in Quebec, Canada, totaling $4.0 million, partially offset by charges related to activities to transform our operating model and reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(3) For the three-month period ended July 28, 2024, the $2.6 million restructuring expense represented costs that were mostly associated with consolidating the company's North American mattress fabrics manufacturing and distribution facilities and the consolidation of two leased facilities related to cut and sewn mattress cover operations located in Ouanaminthe, Haiti.

Balance sheet information for our operating segments follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Segment assets:
Bedding:
Accounts receivable	$10,216	$10,094	$10,576
Inventory	35,102	25,278	33,293
Property, plant and equipment (1)	22,061	28,844	23,259
Right of use assets (2)	50	568	125
Assets held for sale (3)	40	607	2,177
Total bedding assets	67,469	65,391	69,430
Upholstery:
Accounts receivable	8,166	11,493	11,268
Inventory	15,007	16,390	16,016
Property, plant and equipment (4)	956	1,098	1,010
Right of use assets (5)	2,159	1,478	2,678
Total upholstery assets	26,288	30,459	30,972
Total segment assets	93,757	95,850	100,402
Non-segment assets:
Cash and cash equivalents	11,094	13,472	5,629
Short-term investments - rabbi trust	1,395	954	1,325
Short-term notes receivable	5,104	268	280
Current income taxes receivable	—	532	—
Other current assets	2,767	3,590	2,970
Long-term notes receivable	1,078	1,394	1,182
Deferred income taxes	475	528	637
Property, plant and equipment (6)	535	534	567
Right of use assets (7)	2,953	2,437	3,105
Intangible assets	865	1,782	960
Long-term investments - rabbi trust	5,715	7,089	5,722
Other assets	676	709	591
Total assets	$126,414	$129,139	$123,370

(1)
The $22.1 million as of August 3, 2025, represents property, plant, and equipment of $21.2 million and $888,000 located in the U.S. and Haiti, respectively. The $28.8 million as of July 28, 2024, represents property, plant, and equipment of $20.9 million, $7.4 million, and $511,000 located in the U.S., Canada, and Haiti, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.
(2)
The $50,000 as of August 3, 2025, represents a right of use asset in Haiti. The $568,000 as of July 28, 2024, represents right of use assets of $350,000 and $218,000 located in Haiti and Canada, respectively. The $125,000 as of April 27, 2025, represents a right of use asset in Haiti.
(3)
The $40,000 as of August 3, 2025, represents assets held for sale located in the U.S. The $607,000 as of July 28, 2024, represents assets held for sale of $357,000 and $250,000 located in the U.S. and Haiti, respectively. The $2.2 million as of April 27, 2025, represents assets held for sale located in Canada.
(4)
The $956,000 as of August 3, 2025, represents property, plant, and equipment of $897,000 and $59,000 located in the U.S. and China, respectively. The $1.1 million as of July 28, 2024, represents property, plant, and equipment of $990,000 and $108,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.
(5)
The $2.2 million as of August 3, 2025, represents right of use assets of $1.4 million and $771,000 located in China and the U.S., respectively. The $1.5 million as of July 28, 2024, represents right of use assets of $1.1 million and $393,00 located in U.S. and China, respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.
(6)
The $535,000, $534,000, and $567,000 as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively, represents property, plant, and equipment located in the U.S.

(7)
The $3.0 million, $2.4 million, and $3.1 million as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Three months ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Capital expenditures (1):
Bedding	$100	$134
Upholstery	50	68
Non-Segment	14	12
Total capital expenditures	$164	$214
Depreciation expense:
Bedding	$889	$1,284
Upholstery	40	39
Selling, general and administrative	182	258
Total depreciation expense	$1,111	$1,581
Accelerated depreciation expense (2) (3)	22	875
Total	$1,133	$2,456
(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.
(2)
During the three-month period ended August 3, 2025, accelerated depreciation expense totaling $22,000 related to the upholstery segment and was classified within restructuring credit in the Consolidated Statements of Net Loss. The accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina.
(3)
During the three-month period ended July 28, 2024, accelerated depreciation expense totaling $875,000 related to the bedding segment and was classified within restructuring expense in the Consolidated Statements of Net Loss. The accelerated depreciation expense related to the shortening of useful lives of equipment associated with the closure of our operations located in Quebec, Canada.

15. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.4 million, or 120.3% of income before income taxes, for the three-month period ended August 3, 2025, compared with income tax expense of $240,000, or (3.4%) of loss before income taxes, for the three-month period ended July 28, 2024.

Our consolidated effective income tax rates for the three-month periods ended August 3, 2025, and July 28, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended August 3, 2025, and July 28, 2024, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ended August 3, 2025, and July 28, 2024:

	August 3,	July 28,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	60.4	(23.5)
Withholding taxes associated with foreign jurisdictions	13.4	(1.0)
Foreign income tax rate differential	12.7	0.7
global intangible low tax income tax (GILTI)	12.6	—
Tax effects of local currency foreign exchange loss	(1.0)	(0.4)
Uncertain income tax positions	0.6	1.2
Stock-based compensation	0.6	(0.9)
Other (1)	—	(0.5)
Consolidated effective income tax rate (2) (3)	120.3%	(3.4)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other and miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during the first quarters of fiscal 2026 and 2025, respectively. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling ($3.3) million and ($7.0) million that were incurred during the first quarters of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate , an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(362,000) and $(633,000) that were incurred during the first quarters of fiscal 2026 and 2025, respectively.

(3)
During the first quarter of fiscal 2026, we earned a lower consolidated pre-tax income totaling $1.1 million, compared with a significantly higher consolidated pre-tax loss of $(7.0) million. As a result, we reported a positive effective income tax rate during the first quarter of fiscal 2026, compared with a negative effective income tax rate during the first quarter of fiscal 2025. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes, requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, as of August 3, 2025, we evaluated the provisions of OBBBA and determined OBBBA did not impact our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the three-months ended August 3, 2025, due to the application of a full valuation allowance applied against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of August 3, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of August 3, 2025, July 28, 2024, and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
U.S. federal and state net deferred income tax assets	$24,661	$21,326	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$26,991	$23,656	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of August 3, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of August 3, 2025, July 28, 2024, and April 27, 2025, we recorded a deferred income tax liability of $5.3 million, $4.9 million, and $5.2 million, respectively.

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

As of August 3, 2025, July 28, 2024, and April 27, 2025, we had $841,000, $1.3 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $841,000, $1.3 million, and $790,000 as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $841,000 as of August 3, 2025, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Three Months	Three Months
	Ended	Ended
	August 3,	July 28,
(dollars in thousands)	2025	2024
China Income Taxes, Net of Refunds	46	561
Canada - Income Taxes, Net of Refunds	—	—
	$46	$561

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

As of August 3, 2025, there were 669,853 shares available for future equity-based grants under the Amended and Restated Plan.

Performance-Based Restricted Stock Units

We grant performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if certain performance targets are met over performance periods defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on performance targets that have been achieved may, with respect to certain awards, be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit award agreements.

Our performance-based restricted stock units granted to senior executives were measured based on their fair market value on the date of grant. The fair market value per share was determined using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024, January 8, 2024, and September 28, 2023:

	August 8,	January 8,	September 28,
	2024	2024	2023
Closing price of our common stock	$4.65	$5.61	$5.59
Expected volatility of our common stock	35.0%	33.5%	37.3%
Expected volatility of peer companies	22.6- 104.0%	33.7 - 102.6%	35.7- 91.5%
Risk-free interest rate	3.90%	4.3%	4.9%
Dividend yield	0.00%	0.00%	0.00%
Correlation coefficient of peer companies	(0.01) - 0.17	0.01 - 0.21	0.01 - 0.21

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of August 3, 2025:

	(1)	(2)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 8, 2024	505,003	—	$5.35	(3)	3 years
January 8, 2024	16,399	4,238	$6.23	(4)	31 months
September 28, 2023	62,569	—	$6.43	(5)	34 months

(1)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements as of the date of grant.
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that were expected to vest as of August 3, 2025.
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

There were no performance-based restricted stock units that vested during the three-month periods ended August 3, 2025, and July 28, 2024, respectively.

We recorded compensation expense of $3,000 and $6,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the three-month periods ended August 3, 2025, and July 28, 2024, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of August 3, 2025, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $10,000, which is expected to be recognized over a weighted average vesting period of 1.0 year. As of August 3, 2025, performance-based restricted stock units that are expected to vest had a fair value of $18,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of August 3, 2025:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Outstanding	Price Per Share	Vesting Period
January 6, 2025 (3)	21,506	$5.69	3 years
September 26, 2024 (2)	46,823	$5.98	1 year
August 8, 2024 (3)	17,900	$4.65	3 years
January 8, 2024 (3)	14,758	$5.61	31 months
September 28, 2023 (3)	86,551	$5.59	34 months
September 6, 2022 (3)	12,557	$4.58	3 years

(1)
Price per share represents closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to outside directors.
(3)
Time-based restricted stock units awarded to senior executives and key employees.

During the three-month period ended August 3, 2025, time-based restricted stock units totaling 60,553 vested at a fair value of $277,000, or $4.57 per share. During the three-month period ended July 28, 2024, time-based restricted stock units totaling 30,835 vested at a fair value of $157,000, or $5.10 per share.

We recorded compensation expense of $153,000 and $170,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month periods ended August 3, 2025, and July 28, 2024, respectively.

As of August 3, 2025, the remaining unrecognized compensation expense related to our time-based restricted stock units was $392,000, which is expected to be recognized over a weighted average vesting period of 1.4 years. As of August 3, 2025, the time-based restricted stock units that are expected to vest had a fair value totaling $852,000.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to six years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of August 3, 2025, July 28, 2024, and April 27, 2025, are as follows:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Right of use assets	$5,162	$4,483	$5,908
Operating lease liability - current	2,209	1,565	2,394
Operating lease liability – long-term	1,995	2,219	2,535

Supplemental Cash Flow Information

	Three Months Ended	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Operating lease liability payments	$746	$592
Right of use assets exchanged for lease liabilities	—	—

Operating lease expense for the three-month periods ended August 3, 2025, and July 28, 2024, was $735,000 and $791,000, respectively. Short-term lease and variable lease expenses were immaterial for the three-month periods ended August 3, 2025, and July 28, 2024, respectively

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2026, the subsequent four fiscal years, and thereafter follows:

(dollars in thousands)
2026	1,798
2027	1,562
2028	388
2029	227
2030	229
Thereafter	348
$4,552
Less: interest	(348)
Present value of lease liabilities	$4,204

As of August 3, 2025, the weighted average remaining lease term and discount rate for our operating leases follows:

August 3, 2025
Weighted average lease term (in years)	2.82
Weighted average discount rate	5.55%

18. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which arise in the ordinary course of business. Management has determined that these actions, when ultimately concluded or settled, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of August 3, 2025, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve fund must be made before distributions of any dividend to shareholders. As of August 3, 2025, the company’s statutory surplus reserve was $4.0 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.0 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

20. Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under this common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors.

We did not repurchase any shares of common stock during the three-month periods ended August 3, 2025, and July 28, 2024, respectively. As of August 3, 2025, $3.2 million is available for additional repurchases of our common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring and integration actions, production levels, new product launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring and integration actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, ending cash balances and cash positions, borrowing capacity, investments, potential acquisitions, cash and non-cash restructuring and restructuring-related charges, expenses, and/or credits, net proceeds from restructuring-related asset dispositions, future economic or industry trends, public health epidemics, or other future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured bedding business to profitability, as well as our ability to successfully integrate our bedding and upholstery divisions and achieve the anticipated operating efficiency and cost reduction benefits of that initiative. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this report as anticipated, believed, estimated, expected, intended, planned or projected. The forward-looking statements included in this report are made only as of the date of this report. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations or financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The company's three months ended August 3, 2025, and July 28, 2024, represent 14-week and 13-week periods, respectively. We refer to the three months ended August 3, 2025 as the "first quarter" and the three months ended July 28, 2024 as the "comparable quarter".

Our operations are classified into two business segments: bedding (formerly known as mattress fabrics) and upholstery (formerly known as upholstery fabrics).

Bedding

The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a mattress fabrics manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American mattress fabrics operations, including the closure and sale of the company's manufacturing facility and related land ("collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the mattress fabrics segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (5) reduce unallocated corporate expenses and shared service expenses. See Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China, Burlington, North Carolina, and Vietnam.

Also, Read Window Products, LLC (“Read”), is a wholly owned subsidiary that operates a leased facility in Knoxville, Tennessee, which provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we will close our leased facilities operated by our upholstery segment located in Burlington, North Carolina and Knoxville, Tennessee and will transition their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

Executive Summary

Consolidated Results of Operations

	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024	Change
Net sales	$50,691	$56,537	(10.3)%
Gross profit	7,228	5,076	42.4%
Gross profit margin	14.3%	9.0%	530bp
Selling, general, and administrative expenses	9,119	9,296	(1.9)%
Restructuring credit (expense )	3,508	(2,631)	N.M.
Income (loss) from operations	1,617	(6,851)	(123.6)%
Operating margin	3.2%	(12.1)%	N.M.
Income (loss) before income taxes	1,138	(7,021)	(116.2)%
Income tax expense	1,369	240	470.4%
Net loss	(231)	(7,261)	(96.8)%

Net Sales

Overall, our consolidated net sales for the first quarter of fiscal 2026 decreased by 10.3% compared with the same period a year ago, with bedding sales remaining flat and upholstery sales decreasing 20.4%.

Sales in both of our business segments continue to be limited by overall softness across the home furnishings industry driven by macroeconomic factors outside of our control. The prolonged period of low demand in the mattress fabric market continued through the first quarter of fiscal 2026, impacting performance within our bedding segment and resulting in sales generally in line with the prior year period despite the first quarter having one additional week compared to the prior year period. Nonetheless, we were able to achieve growth in our knit fabric product lines and continued to gain additional market share among key mattress fabric customers during the quarter.

Net sales in our upholstery segment decreased year-over-year due to continued weakness in the residential furniture market coupled with tariff-related challenges. The record-high tariffs on China-produced goods in the fourth quarter of fiscal 2025 essentially shut down residential upholstery order flow for approximately five weeks, and that disruption had a significant delayed impact on sales in the first quarter of fiscal 2026. The year-over-year decrease in sales in our upholstery segment continued to be impacted by an uneven comparison driven by abnormally heavy purchases by a major residential fabric customer in the first half of fiscal 2025, which is a dynamic that we expect to normalize in ensuing periods.

Although the markets in which we operate continue to face challenges, our investments and efforts to build-out and refine a production platform with a strong United States base supplemented by nearshore and offshore foreign locations provides our customers with increasingly valuable optionality for their supply chains and go-to-market strategies in the currently fluid trade and regulatory environments. As such, we believe that we are positioned to both continue to win market share now and increase sales when business conditions improve.

See the Segment Analysis section below for further details.

Gross Profit

Gross profit for the first quarter of fiscal 2026 was $7.2 million, an increase of $2.1 million or 42.4%, compared with gross profit of $5.1 million for the first quarter of fiscal 2025, with bedding gross profit increasing $3.3 million and upholstery gross profit decreasing $1.2 million.

The significant improvement in consolidated gross profit was driven by cost reductions and efficiency gains in our bedding segment resulting from our fiscal 2025 restructuring initiatives, and was partly offset by lower upholstery sales.

See the Segment Analysis section below for further details.

Income (Loss) Before Income Taxes

Overall, our income before income taxes for the first quarter of fiscal 2026 was $1.1 million, compared with loss before income taxes of $(7.0) million for the same period a year ago.

First quarter operating performance, relative to performance in the prior-year period, benefited from a rationalized and more efficient manufacturing platform in the bedding segment following the extensive restructuring initiatives completed last year, which included, among other actions, the consolidation of operations in Canada into our U.S. manufacturing base in North Carolina. Operating performance for the quarter also benefited from an approximately $3.5 million restructuring credit associated with a gain on the sale of our manufacturing facility in Canada that was slightly offset by other restructuring and related expenses. Excluding restructuring and related credits and expenses, operating performance improved significantly year-over-year as a result of the more streamlined bedding segment platform, although this improvement was partially offset by comparatively lower gross profit in our upholstery segment.

We have several initiatives underway related to the integration of our two former divisions that should strengthen our operating profile as we progress through fiscal 2026. The anticipated cost and efficiency benefits resulting from the transition of upholstery operations at our leased facility in Burlington, North Carolina, to a shared management model within our owned U.S. location should begin to impact our results during our second quarter. Moreover, we recently initiated a similar transition of operations in our Read Window business at a leased facility in Tennessee that should begin to positively impact profitability in the third quarter. Once fully implemented, we expect these consolidations to significantly reduce our operating costs.

Income Taxes

We recorded income tax expense of $1.4 million, or 120.3% of income before income taxes, for the first quarter, compared with income tax expense of $240,000 or (3.4%) of loss before income taxes, for the comparable period.

Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during the first quarters of fiscal 2026 and 2025, respectively. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling ($3.3) million and ($7.0) million that were incurred during the first quarters of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate , an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(362,000) and $(633,000) that were incurred during the first quarters of fiscal 2026 and 2025, respectively.

During the first quarter of fiscal 2026, we earned a lower consolidated pre-tax income totaling $1.1 million, compared with a significantly higher consolidated pre-tax loss of $(7.0) million. As a result, we reported a positive effective income tax rate during the first quarter of fiscal 2026, compared with a negative effective income tax rate during the first quarter of fiscal 2025. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of August 3, 2025, our cash and cash equivalents (collectively, “cash”) totaled $11.1 million, which represents an increase of $5.5 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to (i) net borrowings on our lines of credit of $5.3 million, an increase of $1.3 million compared to the comparable quarter, and (ii) proceeds from the sale of property, plant, and equipment totaling $966,000, partially offset by net cash used in operating activities of $(695,000).

Our net cash used in operating activities of $(695,000) increased during the first quarter of fiscal 2026, compared with net cash used in operating activities of $(206,000) during the first quarter of fiscal 2025. This trend mostly reflects: (i) an increase in inventory related to strategically sourcing certain fabrics that have longer lead times to acquire, rising prices, and tariffs imposed by U.S. trade policy; (ii) a decrease in accounts payable due to a decrease in consumer demand along with timing of vendor payments as the first quarter of fiscal 2026 represented a 14-week period compared with a 13-week period for the first quarter of fiscal 2025; partially offset by (i) a decrease in cash losses and (ii) a decrease in accounts receivable due to a decrease in net sales for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 that was partially offset by longer payment trends during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.

We had outstanding borrowings totaling $18.1 million under our line of credit agreements, of which $11.1 million and $7.0 million were reported in line of credit-current and line of credit-long term, respectively, on the August 3, 2025, Consolidated Balance Sheet.

Segment Analysis

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit excluding items that are not expected to occur on a regular basis (i.e. restructuring activities) as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (i.e., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e. restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

Cost of sales for each segment includes costs to develop, manufacture, or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead, and incoming freight charges. Intangible assets are not included in segment assets, as these assets are not used by the CODM to evaluate the respective segment’s operating performance and allocate resources to the individual segments.

Bedding Segment

	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024	Change
Net sales	$28,046	$28,076	(0.1)%
Gross profit (loss)	2,942	(326)	N.M
Gross profit margin	10.5%	(1.2)%	N.M

Net Sales

Net sales were flat during the first quarter of fiscal 2026 compared to the prior-year period.

During the quarter, our bedding segment’s markets were affected by low consumer demand primarily attributable to a macroeconomic environment that limited discretionary spending and housing activity, leading to continued softness in the domestic mattress sector. The current tariff environment and related cost uncertainty and price fluidity also impacted sales activity during the quarter. Despite these overall market conditions, we saw improvement in some areas such as knit fabrics during the quarter, and we continued to win programs with key customers.

Looking ahead, we are focused on growing placements and market share to increase revenue, but expect continued sales pressure due to the current macroeconomic environment. We believe that significant future sales growth is dependent upon a broad industry recovery cycle along with improved economic and global trade stability. Moreover, ongoing geopolitical risks, including the conflicts in Ukraine and the Middle East, could also disrupt global markets and affect our sales.

Gross Profit (Loss)

Gross profit was $2.9 million for the first quarter of fiscal 2026, compared with gross loss of $(326,000) for the first quarter of fiscal 2025.

The cost reductions and efficiency improvements generated by restructuring initiatives in our bedding segment drove the strong turnaround in gross profit compared to the loss in the comparable quarter. With the restructuring now fully completed and price adjustments taking effect in the second quarter of fiscal 2026, we anticipate continued profitability improvement and potential future gains supported by our segment integration initiatives and resulting shared management model.

Segment assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; right of use assets; and assets held for sale:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Accounts receivable	$10,216	$10,094	$10,576
Inventory	35,102	25,278	33,293
Property, plant & equipment	22,061	28,844	23,259
Right of use assets	50	568	125
Assets held for sale	40	607	2,177
Total Segment Assets	$67,469	$65,391	$69,430

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 3, 2025, accounts receivable slightly increased by $122,000, or 1.2%, compared with July 28, 2024. This slight increase reflects longer payment trends during the first quarter of fiscal 2026, as a significant customer utilized more cash discounts during the first quarter of fiscal 2025 and such utilization of cash discounts did not recur during fiscal 2026. Accordingly, days’ sales outstanding increased to 36 days for the first quarter of fiscal 2026, from 33 days for the first quarter of fiscal 2025.

As of August 3, 2025, accounts receivable decreased by $360,000, or 3.4%, compared with April 27, 2025. This trend reflects a decrease in net sales for the first quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025. Net sales of $28.0 million during the first quarter of fiscal 2026, which were based on a 14-week period, were lower based on a weekly average, as compared with net sales of $27.1 million during the fourth quarter of fiscal 2025, which were based on a 13-week period. Days’ sales outstanding was 36 days for the first quarter of fiscal 2026, as compared to 35 days for the fourth quarter of fiscal 2025.

Inventory

As of August 3, 2025, inventory increased by $9.8 million, or 38.9%, compared with July 28, 2024. In connection with the restructuring activity announced on May 1, 2024 (see Note 10 of the consolidated financial statements for further details), the increase in inventory reflects a transition to strategically source certain mattress fabrics with long-standing supply partners. As a result of this increased sourcing, more finished goods inventory is required to be on hand due to longer lead times to acquire products and accommodate our customers. In addition, the increase in inventory is also due to rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products.

As of August 3, 2025, inventory increased by $1.8 million, or 5.4%, compared with April 27, 2025. This increase in inventory is due to rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products.

Inventory turns were 2.9 for the first quarter of fiscal 2026, as compared with 4.3 for the first quarter of fiscal 2025 and 2.9 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macro-economic conditions within the home furnishings and bedding industries, as well as restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the first quarter of fiscal 2026. See note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $22.1 million as of August 3, 2025, represents property, plant, and equipment of $21.2 million and $888,000 located in the U.S., and Haiti, respectively. The $28.8 million as of July 28, 2024, represents property, plant, and equipment of $20.9 million, $7.4 million, and $511,000 located in the U.S., Canada, and Haiti, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million, and $955,000 located in the U.S. and Haiti, respectively.

Right of Use Assets

Right of use assets have steadily decreased due to restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the first quarter fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and the shortening of the period of use associated with two leased facilities located in Quebec, Canada.

The $50,000 as of August 3, 2025, represents a right of use asset located in Haiti. The $568,000 as of July 28, 2024, represents right of use assets of $350,000 and $218,000 located in Haiti and Canada, respectively. The $125,000 as of April 27, 2025, represents a right of use asset located in Haiti.

Assets Held for Sale

Assets held for sale are associated with our restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the first quarter. of fiscal 2026. Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 3, 2025		July 28, 2024		% Change
Non-U.S. Produced	$20,708	91%	$25,337	89%	(18.3)%
U.S. Produced	1,937	9%	3,124	11%	(38.0)%
Total	$22,645	100%	$28,461	100%	(20.4)%

Upholstery fabrics sales decreased 20.4% during the first quarter of fiscal 2026 compared to the comparable quarter.

The year-over-year sales decline in our upholstery segment was driven primarily by what remains a muted demand climate for residential upholstery fabric due to continuing overall weakness across the home furnishings industry. First quarter upholstery fabric sales were also impacted by market uncertainty stemming from the global trade and tariff landscape, including the lagging effects of the historically high tariffs on China-produced products in the prior quarter that essentially grounded residential upholstery order flow for approximately five weeks. In addition, a purchasing cadence deviation by a large residential upholstery customer last year, including a notable spike in last year’s first quarter, resulted in an uneven year-over-year comparison this quarter that we expect to normalize as we move through fiscal 2026.

We continue to expect the soft industry demand backdrop for home furnishings to affect our residential fabric business going forward, while demand in our hospitality/commercial fabric business is expected to remain relatively solid. However, as conditions improve and a broad market recovery begins, we believe our upholstery segment is well positioned for growth through our size and scale efficiencies, innovative product offerings including our popular LiveSmart® performance line, flexible and multi-location production platform, and long-term supplier relationships.

Notably, the potential ongoing geopolitical disruptions related to conflicts in Ukraine and the Middle East remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen in these situations, including shipping disruptions related to conflicts in the Middle East, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit

	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024	Change
Gross profit	$4,286	$5,518	(22.3)%
Gross margin	18.9%	19.4%	(50)bp

Gross profit was $4.3 million for the first quarter of fiscal 2026, compared to gross profit of $5.5 million for the first quarter of fiscal 2025.

The decrease in upholstery fabrics profitability for the first quarter of fiscal 2026, as compared to the prior-year period, primarily reflects the impact of lower sales.

We believe that the anticipated cost and efficiency benefits resulting from the transition of operations in our Read Window business at a leased facility in Tennessee to a shared management model within our owned U.S. location in North Carolina will begin to impact our results during our third quarter. Once fully implemented, we expect this consolidation to significantly improve profitability in our upholstery segment.

Looking forward, the residential home furnishings sector continues to face challenges stemming from evolving consumer spending patterns, global trade negotiations and tariff increases, inflation, declining home sales, and other macroeconomic factors impacting discretionary purchases. Consequently, we anticipate that the low-demand environment for residential upholstery fabrics may continue to affect profitability until the market enters a recovery cycle. However, we expect the solid demand in our hospitality and commercial upholstery fabrics business to continue, and for the fixed cost reductions resulting from the consolidation of our Read Window operations in connection with our divisional integration initiative to elevate the profitability profile of our upholstery segment. We will also consider further operational adjustments as necessary to align with prevailing demand trends while ensuring continued high-quality service for our customers.

Segment Assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; and right of use assets:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
Accounts receivable	$8,166	$11,493	$11,268
Inventory	15,007	16,390	16,016
Property, plant & equipment	956	1,098	1,010
Right of use assets	2,159	1,478	2,678
Total Segment Assets	$26,288	$30,459	$30,972

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 3, 2025, accounts receivable decreased by $3.3 million, or 28.9%, as compared to July 28, 2024. This trend reflects a decrease in net sales for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025. Net sales of $22.6 million during the first quarter of fiscal 2026, which were based on a 14-week period, were much lower based on a weekly average, as compared with net sales of $28.5 million during the first quarter of fiscal 2025, which were based on a 13-week period. Days’ sales outstanding was 33 days for the first quarter of fiscal 2026, as compared with 32 days for the first quarter of fiscal 2025.

As of August 3, 2025, accounts receivable decreased by $3.1 million, or 27.5%, compared to April 27, 2025. This decrease in accounts receivable is mostly due to shorter payment trends during the first quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025, as compared with the first quarter of fiscal 2026. Accordingly, days’ sales outstanding decreased to 33 days for the first quarter of fiscal 2026, from 46 days for the fourth quarter of fiscal 2025.

Inventory

As of August 3, 2025, inventory decreased by $1.4 million, or 8.4%, compared with July 28, 2024. This decrease in inventory mostly represents a decrease in net sales during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025. Net sales of $22.6 million during the first quarter of fiscal 2026, which were based on a 14-week period, were much lower based on a weekly average, as compared with net sales of $28.5 million during the first quarter of fiscal 2025, which were based on a 13-week period. The decrease in inventory due to the decline in net sales was partially offset by rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products.

As of August 3, 2025, inventory decreased by $1.0 million or 6.3%, compared with April 27, 2025. This trend reflects a decrease in net sales for the first quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025. Net sales of $22.6 million during the first quarter of fiscal 2026, which were based on a 14-week period, were lower based on a weekly average, as compared with net sales of $21.7 million during the fourth quarter of fiscal 2025, which were based on a 13-week period. The decrease in inventory due to the decline in net sales was partially offset by rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products.

Inventory turns were 4.8 for the first quarter of fiscal 2026, as compared with 5.3 for the first quarter of fiscal 2025 and 4.0 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

As of August 3, 2025, property, plant, and equipment remained relatively flat compared with July 28, 2024, and April 27, 2025, respectively. This trend is mainly due to a reduced level of capital spending commensurate with current unfavorable macro-economic conditions within the home furnishings industry.

The $956,000 as of August 3, 2025, represents property, plant, and equipment of $897,000 and $59,000 located in the U.S. and China, respectively. The $1.1 million as of July 28, 2024, represents property, plant, and equipment of $990,000 and $108,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.

Right of Use Assets

As of August 3, 2025, right of use assets increased by $681,000 or 46.1%, as compared with July 28, 2024. This increase represents the renewal of certain lease agreements associated with our operations located in China, partially offset by rent expenses incurred over the terms of the existing respective lease agreements.

As of August 3, 2025, right of use assets decreased by $519,000, or 19.4%, as compared with April 27, 2025. This decrease mostly represents rent expense incurred over the terms of the existing respective lease agreements.

The $2.2 million as of August 3, 2025, represents right of use assets of $1.4 million and $771,000 located in China and the U.S., respectively. The $1.5 million as of July 28, 2024, represents right of use assets of $1.1 million and $393,000 located in the U.S. and China, respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.

Consolidated - Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024	% Change
SG&A expenses	$9,119	$9,296	(1.9)%
Restructuring credit (expense)	3,508	(2,631)	N.M.
Interest expense	(183)	(28)	553.6%
Interest income	235	262	(10.3)%
Other expense	531	404	31.4%

Selling, General, and Administrative Expenses ("SG&A")

The slight decrease in selling, general, and administrative expenses during the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, was primarily due to: (i) a decrease in net sales of 10.3% during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025; (ii) lower professional fees; and (iii) cost reduction initiatives in connection with our restructuring and integration activities announced on May 1, 2024, and April 24, 2025 (see Note 10 of the consolidated financial statements for further details and descriptions of our restructuring initiatives); partially offset by additional SG&A expenses incurred during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, as the first quarters of fiscal 2026 and 2025 represented 14-week and 13-week periods, respectively.

Restructuring Credit (Expense)

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American mattress fabrics operations, including the closure and sale of the Property located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (v) reduce unallocated corporate and shared service expenses.

As of the end of the first quarter of fiscal 2026, all of the above restructuring activities related to this announcement have been completed, including the sale of the Property and certain equipment located at Quebec, Canada. Accordingly, we recorded a gain from the sale of the Property and equipment totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the period ending August 3, 2025. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

During the three months ended August 3, 2025, we recorded a restructuring credit of $3.9 million that was mostly related to the gain on sale of the Property noted above and was solely related to the bedding segment. Since the inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $4.8 million, most of which related to the bedding segment.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we will close our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and will transition their production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. Our Stokesdale, North Carolina facility has historically been solely operated by our bedding segment.

During the three months ended August 3, 2025, we incurred restructuring expense of $349,000 related to this strategic transformation, of which $256,000 and $93,000 related to the bedding and upholstery segments, respectively. The estimated cumulative restructuring and restructuring related charges for this initiative are expected to be $2.2 million, of which $674,000 is expected to be cash expenditures. The $2.2 million of estimated cumulative restructuring and restructuring related charges associated with this initiative represents: (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 located in the notes to the consolidated financial statements for further details); (ii) a non-cash charge of $450,000 associated with the disposal and markdowns of inventory; (iii) non-cash lease termination costs of $125,000; (iv) non-cash accelerated depreciation expense, along with impairments and losses on disposal of fixed assets totaling $424,000; (v) cash charges for employee termination benefits of $207,000; (vi) cash charges for facility consolidation and relocation expenses of $432,000; and (vii) cash charges for other associated costs of $35,000. We expect the initiatives associated with this strategic transformation to be substantially completed by December 31, 2025.

The following summarizes restructuring (credit) expense associated with the above announcements for the three month periods ended August 3, 2025, and July 28, 2024:

	Three Months Ended	Three Months Ended
(dollars in thousands)	August 3, 2025	July 28, 2024
Additional depreciation expense for shortened useful lives	$22	$875
Employee termination benefits	(4)	689
Lease Termination Costs	62	670
Facility consolidation and relocation expenses	52	251
Net (gain) loss on sale and impairment of property, plant, and equipment	(3,747)	95
Other Associated Costs	107	51
Loss on disposal and markdowns of inventory	—	116
Restructuring (credit) expense and restructuring related charge (1) (2)	$(3,508)	$2,747

(1) The total $3.5 million credit was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. The $3.5 million restructuring credit mostly related to the bedding segment.

(2) Of the total $2.7 million restructuring and restructuring related charges, $2.6 million and $116,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three month period ended July 28, 2024. The $2.7 million expense mostly related to the bedding fabrics segment.

Interest Expense

The increase in interest expense reflects increased borrowings under line of credit agreements associated with our operations located in the U.S. and China.

Interest Income

The decrease in interest income is due to lower average cash balances during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The change in other expense during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025, was due primarily to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the first quarter of fiscal 2026, we incurred a foreign currency exchange rate loss associated with our operations located in China totaling $189,000, compared with a foreign currency exchange rate loss of $45,000 incurred during the first quarter of fiscal 2025.

The $189,000 foreign currency exchange rate loss described above was mostly non-cash and offset by an income tax benefit of $119,000. The income tax benefit of $119,000 was associated with tax deductible foreign currency exchange rate losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate loss derived from U.S. dollar denominated balance sheet accounts is considered tax deductible, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.4 million, or 120.3% of income before income taxes, for the three-month period ended August 3, 2025, compared with income tax expense of $240,000, or (3.4%) of loss before income taxes, for the three-month period ended July 28, 2024.

Our effective income tax rates for the three-month periods ended August 3, 2025, and July 28, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended August 3, 2025, and July 28, 2024, we were subject to loss limitation rules. These loss limitation rules require any taxable loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the three-month periods ended August 3, 2025, and July 28, 2024:

	August 3,	July 28,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	60.4	(23.5)
Withholding taxes associated with foreign jurisdictions	13.4	(1.0)
Foreign income tax rate differential	12.7	0.7
global intangible low tax income tax (GILTI)	12.6	—
Tax effects of local currency foreign exchange loss	(1.0)	(0.4)
Uncertain income tax positions	0.6	1.2
Stock-based compensation	0.6	(0.9)
Other (1)	—	(0.5)
Consolidated effective income tax rate (2) (3)	120.3%	(3.4)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other and miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during the first quarters of fiscal 2026 and 2025, respectively. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling ($3.3) million and ($7.0) million that were incurred during the first quarters of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate , an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(362,000) and $(633,000) that were incurred during the first quarters of fiscal 2026 and 2025, respectively.

(3)
During the first quarter of fiscal 2026, we earned a lower consolidated pre-tax income totaling $1.1 million, compared with a significantly higher consolidated pre-tax loss of $(7.0) million. As a result, we reported a positive effective income tax rate during the first quarter of fiscal 2026, compared with a negative effective income tax rate during the first quarter of fiscal 2025. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA" permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes, requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, as of August 3, 2025, we evaluated the provisions of OBBBA and determined OBBBA did not impact our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the three-months ended August 3, 2025, due to the application of a full valuation allowance applied against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of August 3, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of August 3, 2025, July 28, 2024, and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	August 3, 2025	July 28, 2024	April 27, 2025
U.S. federal and state net deferred income tax assets	$24,661	$21,326	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$26,991	$23,656	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of August 3, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of August 3, 2025, July 28, 2024, and April 27, 2025, we recorded a deferred income tax liability of $5.3 million, $4.9 million, and $5.2 million, respectively.

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

As of August 3, 2025, July 28, 2024, and April 27, 2025, we had $841,000, $1.3 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $841,000, $1.3 million, and $790,000 as of August 3, 2025, July 28, 2024, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $841,000 as of August 3, 2025, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Three Months	Three Months
	Ended	Ended
	August 3,	July 28,
(dollars in thousands)	2025	2024
China Income Taxes, Net of Refunds	46	561
Canada - Income Taxes, Net of Refunds	—	—
	$46	$561

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of August 3, 2025, we believe: (i) our cash of $11.1 million; (ii) improvements in cash flow from operations stemming from expected cash savings from our recent restructuring activities, (iii) the current availability under our U.S. line of credit totaling $17.6 million (refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements), and (iv) proceeds totaling $4.8 million from the collection of a note receivable associated with the sale of Property located in Quebec, Canada (see Note 7 of the consolidated financial statements for further details) will be sufficient to fund our: (i) foreseeable business needs; (ii) restructuring activities; (iii) capital expenditures; (iv) commitments; (v) contractual obligations; and (vi) income tax payments.

As of August 3, 2025, our cash of $11.1 million represents an increase of $5.5 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to: (i) net borrowings on our lines of credit of $5.3 million, an increase of $1.3 million compared to the comparable quarter, and (ii) proceeds from the sale of property, plant, and equipment totaling $966,000, partially offset by net cash used in operating activities of $(695,000).

Our net cash used in operating activities of $(695,000) increased during the first quarter of fiscal 2026, compared with net cash used in operating activities of $(206,000) during the first quarter of fiscal 2025. This trend mostly reflects: (i) an increase in inventory related to strategically sourcing certain fabrics that have longer lead times to acquire, rising prices, and tariffs imposed by U.S. trade policy; (ii) a decrease in accounts payable due to a decrease in consumer demand along with timing of vendor payments as the first quarter of fiscal 2026 represented a 14-week period compared with a 13-week period for the first quarter of fiscal 2025; partially offset by (i) a decrease in cash losses; and (ii) a decrease in accounts receivable due to a decrease in net sales for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, that was partially offset by longer payment trends during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.

We had outstanding borrowings totaling $18.1 million under our line of credit agreements, of which $11.1 million and $7.0 million were reported in lines of credit - current and lines of credit - long term, respectively, on the August 3, 2025, Consolidated Balance Sheet.

Our cash balance may be adversely affected by factors beyond our control, such as: (i) recent customer demand trends affecting net sales; (ii) increased tariffs or other changes in U.S. trade policy related to imported products; (iii) supply chain disruptions; (iv) rising interest rates and inflation; and (v) geopolitical events (including conflicts in Ukraine and the Middle East). These factors could cause delays in receipt of payment on accounts receivable and could increase cash disbursements due to rising prices.

By Geographic Area

A summary of our cash by geographic area follows:

	August 3,	July 28,	April 27,
(dollars in thousands)	2025	2024	2025
United States	$510	$2,472	$151
China	9,229	10,462	4,723
Canada	1,316	326	701
Haiti	17	141	38
Vietnam	15	62	8
Cayman Islands	7	9	8
	$11,094	$13,472	$5,629

Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under this common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors.

We did not repurchase any shares of common stock during the three-month periods ended August 3, 2025, or July 28, 2024, respectively.

As of August 3, 2025, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first quarter of fiscal 2026, fiscal 2025, 2024, or 2023.

Consolidated Basis - Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $43.7 million as of August 3, 2025, compared with $35.1 million as of July 28, 2024, and $43.4 million as of April 27, 2025. Operating working capital turnover was 5.4 during the first quarter of fiscal 2026, compared with 5.9 during the first quarter of fiscal 2025 and 5.7 during the fourth quarter of fiscal 2025.

Accounts Receivable

Accounts receivable was $18.4 million as of August 3, 2025, a decrease of $3.2 million, or 14.8%, compared with $21.6 million as of July 28, 2024. This trend reflects a decrease in net sales for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, which mostly related to the upholstery segment. Net sales of $50.7 million during the first quarter of fiscal 2026, which were based on a 14-week period, were much lower based on a weekly average, as compared with net sales of $56.5 million during the first quarter of fiscal 2025, which were based on a 13-week period. The decrease in accounts receivable due to the decrease in net sales noted above was partially offset by longer payment trends associated with the bedding segment during the first quarter of fiscal 2026, as a significant customer utilized more cash discounts during the first quarter of fiscal 2025 and such utilization of cash discounts did not recur during the first quarter of fiscal 2026. Accordingly, days’ sales outstanding increased to 35 days for the first quarter of fiscal 2026, from 32 days for the first quarter of fiscal 2025.

Accounts receivable was $18.4 million as of August 3, 2025, a decrease of $3.5 million, or 15.8%, compared with $21.9 million as of April 27, 2025. The decrease in accounts receivable is mostly due to shorter payments trends associated with the upholstery segment during the first quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025, as compared with the first quarter of fiscal 2026. Accordingly, days’ sales outstanding decreased to 35 days for the first quarter of fiscal 2026, from 40 days for the fourth quarter of fiscal 2025.

Inventory

Inventory was $50.1 million as of August 3, 2025, an increase of $8.4 million, or 20.3%, compared with $41.7 million as of July 28, 2024. In connection with the restructuring activity announced on May 1, 2024, which mostly related to the bedding segment (see Note 10 of the consolidated financial statements for further details), the increase in inventory reflects a transition to strategically source certain mattress fabrics with long-standing supply partners. As a result of this increased sourcing, more finished goods inventory is required to be on hand due to longer lead times to acquire products and accommodate our customers. The increase in inventory due to the above restructuring initiative was partially offset by a decrease in net sales for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, which mostly related to the upholstery segment. Net sales of $50.7 million during the first quarter of fiscal 2026, which were based on a 14-week period, were much lower based on a weekly average, as compared with net sales of $56.5 million during the first quarter of fiscal 2025, which were based on a 13-week period. Also, both the bedding and the upholstery segments were affected by rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products.

Inventory was $50.1 million as of August 3, 2025, an increase of $800,000, or 1.6%, compared with $49.3 million as of April 27, 2025. This increase in inventory was mostly due to rising costs to produce and source inventory, along with tariffs imposed by U.S. trade policies related to imported products, which such costs affected both the bedding and the upholstery segments.

Inventory turns were 3.5 for the first quarter of fiscal 2026, as compared with 4.8 for the first quarter of fiscal 2025 and 3.3 for the fourth quarter of fiscal 2025.

Accounts Payable - Trade

Accounts payable - trade was $24.3 million, as of August 3, 2025, compared with $26.5 million as of July 28, 2024 and $27.3 million as of April 27, 2025. This decrease in accounts payable as of August 3, 2025, compared with July 28, 2024 and April 27, 2025, is primarily due to a decrease in consumer demand along with timing of vendor payments, as the first quarter of fiscal 2026 represented a 14-week period, compared with 13-week periods for the first and fourth quarters of fiscal 2025.

Financing Arrangements

Currently, we have line of credit agreements with banks for our U.S parent company and our operations located in China. As of August 3, 2025, we had outstanding borrowing associated with our line of credit agreements totaling $18.1 million, of which $11.1 million and $7.0 million were reported in lines of credit-current and lines of credit- long term. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 3, 2025, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our line of credit agreements, which includes a Third Amendment to our U.S. revolving credit agreement effective June 12, 2025.

Leases

Refer to Note 17 of the consolidated financial statements for further disclosures regarding our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis totaled $179,000 and $501,000 for the first quarters of fiscal 2026 and 2025, respectively. These reduced levels of capital spending reflect reduced capital spending during the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

We reported depreciation expense of $1.1 million and $1.6 million for the first quarters of fiscal 2026 and 2025, respectively, which was mostly related to our bedding segment for both periods. We reported accelerated depreciation of $22,000 that was classified within restructuring credit in the Consolidated Statement of Net loss for the three-month period ended August 3, 2025. The $22,000 of accelerated depreciation related to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina. We reported accelerated depreciation of $875,000 that was classified within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ended July 28, 2024. The $875,000 of accelerated depreciation related to the shortening of useful lives of equipment associated with the closure of our operations located in Quebec, Canada. See

Note 10 of the consolidated financial statements for further details and descriptions of our restructuring activities announced on May 1, 2024 and April 24, 2025.

Based on current expectations, capital spending for fiscal 2026 is projected to be comparable to fiscal 2025 and will center on capital projects that will increase efficiencies, improve the quality of our products, and facilitate future growth. Funding for capital expenditures is expected to be from cash provided by operating activities.

Critical Accounting Policies and Recent Accounting Developments

As of August 3, 2025, there were no changes in our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended April 27, 2025.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended April 27, 2025.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our Annual Report on Form 10-K for the year ended April 27, 2025.

Inflation

A meaningful rise in raw material, utility, energy or other costs, as well as broader economic inflation, could materially and adversely affect our operating results. Competitive market dynamics have traditionally constrained our ability to fully offset such cost increases through price adjustments to customers.

In fiscal 2023 and 2024, raw material prices declined, primarily due to lower oil prices and softening global demand. However, both years were marked by persistent challenges associated with elevated labor costs and limited labor availability. While raw material and labor costs stabilized through fiscal 2024 and the first half of fiscal 2025, recent developments such as global trade negotiations and the implementation of new tariffs and import restrictions beginning in the fourth quarter of fiscal 2025 have begun to influence industry pricing structures and supply chain patterns. These evolving conditions have placed upward pressure on our raw material costs, and this trend is expected to continue. In addition, energy prices have demonstrated substantial volatility in recent fiscal years and continue to represent an unpredictable element of our cost structure.

We recently initiated price increases designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., including those imported from China. While the majority of these price increases began to phase in and become effective as of the second quarter of fiscal 2026, the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

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

Revolving Credit Agreements - United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A., permits both base rate borrowings and borrowings that require interest to be be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The interest rate under the Credit Agreement as of August 3, 2025, was 6.11%. As of August 3, 2025, outstanding borrowings under the Credit Agreement totaled $7.0 million.

Credit Agreement - China Operations

On November 5, 2024, we entered into an unsecured credit agreement with the Bank in China that provides for a 10.0 million RMB ($1.4 million as of August 3, 2025) working capital loan. Interest is charged at a variable rate under the agreement based on the China Loan Prime Rate ("China LPR") minus 50 basis points, which represents 2.6% as of August 3, 2025. As of August 3, 2025, the outstanding balance under this working capital loan was 10.0 million RMB ($1.4 million USD).

Effective March 5, 2025, we entered into a separate unsecured credit agreement with the Agriculture Bank of China ("ABC") that provides for a line of credit up to 29.0 million RMB ($4.0 million as of August 3, 2025). Interest is charged under this agreement at a variable rate based on the China LPR minus 50 basis points (applicable interest rate of 2.60% as of August 3, 2025). As of August 3, 2025, the outstanding balance under this agreement was 29.0 million RMB ($4.0 million USD).

During the first quarter of fiscal 2026, we entered into unsecured working capital loan agreements with ABC that provide for 21.0 RMB ($2.9 million USD as of August 3, 2025). Interest is charged under these agreements at variable rates based on the China LPR minus 50 basis points (applicable interest rate of 2.60% as of August 3, 2025). As of August 3, 2025, the outstanding balance under this agreement was 21.0 million RMB ($2.9 million USD).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which were paid in full at the time of borrowings, and therefore borrowings under these arrangements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency and a substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of August 3, 2025, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of August 3, 2025, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended August 3,2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 3, 2025. Our legal proceedings are disclosed in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended August 3, 2025, from the risk factors disclosed in Item 1A “Risk Factors” of the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
April 28, 2025 to June 1, 2025	—	—	—	$3,248,094
June 2, 2025 to June 29, 2025	—	—	—	$3,248,094
June 30, 2025 to August 3, 2025	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended August 3, 2025, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

CULP, INC. (Registrant)

Date: September 12, 2025	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Ronald S. Chandler
Ronald S. Chandler
Vice President and Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)