Form 10-Q
period 2025-11-02
CULP INC
filed 2025-12-12
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of December 10, 2025: 12,662,784

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended November 2, 2025

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED NOVEMBER 2, 2025, AND OCTOBER 27, 2024

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	November 2,	October 27,
	2025	2024
Net sales	$53,202	$55,674
Cost of sales	(47,420)	(49,684)
Gross profit	5,782	5,990
Selling, general and administrative expenses	(8,738)	(9,359)
Restructuring expense	(499)	(2,031)
Loss from operations	(3,455)	(5,400)
Interest expense	(199)	(30)
Interest income	249	244
Other expense	(694)	(508)
Loss before income taxes	(4,099)	(5,694)
Income tax (expense) benefit	(207)	50
Net loss	$(4,306)	$(5,644)

Net loss per share - basic	$(0.34)	$(0.45)
Net loss per share - diluted	$(0.34)	$(0.45)
Average shares outstanding, basic	12,629	12,513
Average shares outstanding, diluted	12,629	12,513

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE SIX MONTHS ENDED NOVEMBER 2, 2025, AND OCTOBER 27, 2024

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	SIX MONTHS ENDED
	November 2,	October 27,
	2025	2024
Net sales	$103,893	$112,211
Cost of sales	(90,883)	(101,145)
Gross profit	13,010	11,066
Selling, general and administrative expenses	(17,858)	(18,655)
Restructuring credit (expense)	3,010	(4,662)
Loss from operations	(1,838)	(12,251)
Interest expense	(381)	(58)
Interest income	483	507
Other expense	(1,225)	(913)
Loss before income taxes	(2,961)	(12,715)
Income tax expense	(1,576)	(190)
Net loss	$(4,537)	$(12,905)

Net loss per share - basic	$(0.36)	$(1.03)
Net loss per share - diluted	$(0.36)	$(1.03)
Average shares outstanding, basic	12,598	12,491
Average shares outstanding, diluted	12,598	12,491

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 2, 2025, AND OCTOBER 27, 2024

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	November 2,	October 27,
	2025	2024
Net loss	$(4,306)	$(5,644)
Unrealized holding gain on investments, net of tax	85	23
Comprehensive loss	$(4,221)	$(5,621)

	SIX MONTHS ENDED
	November 2,	October 27,
	2025	2024
Net loss	$(4,537)	$(12,905)
Unrealized holding gain on investments, net of tax	227	103
Comprehensive loss	$(4,310)	$(12,802)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 2, 2025, OCTOBER 27, 2024, AND APRIL 27, 2025

UNAUDITED

(Amounts in Thousands)

	November 2,	October 27,	April 27,
	2025	2024	2025*
Current assets:
Cash and cash equivalents	$10,728	$10,531	$5,629
Short-term investments - rabbi trust	1,415	919	1,325
Accounts receivable, net	20,642	22,330	21,844
Inventories	49,941	45,132	49,309
Short-term notes receivable	5,017	522	280
Current income taxes receivable	—	979	—
Assets held for sale	124	3,301	2,177
Other current assets	2,493	3,187	2,970
Total current assets	90,360	86,901	83,534

Property, plant and equipment, net	22,388	26,510	24,836
Right of use assets	4,024	4,239	5,908
Intangible assets	771	1,688	960
Long-term investments - rabbi trust	5,637	7,105	5,722
Long-term notes receivable	1,011	1,324	1,182
Deferred income taxes	465	559	637
Other assets	593	661	591
Total assets	$125,249	$128,987	$123,370

Current liabilities:
Lines of credit - current	$11,257	$4,074	$8,114
Accounts payable - trade	29,663	32,373	27,323
Accounts payable - capital expenditures	38	602	23
Operating lease liability - current	1,609	1,108	2,394
Deferred compensation - current	1,415	919	1,325
Deferred revenue	889	1,129	422
Accrued expenses	5,203	6,196	5,333
Accrued restructuring	283	863	610
Income taxes payable - current	899	1,165	1,420
Total current liabilities	51,256	48,429	46,964

Line of credit - long-term	7,025	—	4,600
Operating lease liability - long-term	1,477	1,958	2,535
Income taxes payable - long-term	845	1,378	790
Deferred income taxes	5,395	6,624	5,155
Deferred compensation - long-term	5,664	6,975	5,686
Total liabilities	71,662	65,364	65,730
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,662,784 at November 2, 2025; 12,559,129 at October 27, 2024 and 12,559,129 at April 27, 2025	633	628	628
Capital contributed in excess of par value	45,841	45,303	45,589
Accumulated earnings	6,736	17,471	11,273
Accumulated other comprehensive income	377	221	150
Total shareholders' equity	53,587	63,623	57,640
Total liabilities and shareholders' equity	$125,249	$128,987	$123,370

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 2, 2025, AND OCTOBER 27, 2024

UNAUDITED

(Amounts in Thousands)

	SIX MONTHS ENDED
	November 2,	October 27,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,537)	$(12,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,168	3,077
Non-cash inventory charge (credit)	976	(309)
Amortization	192	200
Stock-based compensation	333	364
Deferred income taxes	412	204
Gain on sale of equipment	(4)	(27)
Realized gain on sale of invesments (rabbi trust)	(3)	—
Non-cash restructuring (credit) expense	(3,601)	2,178
Foreign currency exchange loss	518	237
Changes in assets and liabilities:
Accounts receivable	1,240	(1,162)
Inventories	(1,512)	117
Other current assets	494	194
Other assets	104	107
Accounts payable – trade	2,065	6,506
Deferred revenue	467	(366)
Accrued restructuring	(328)	875
Accrued expenses and deferred compensation	376	(738)
Income taxes	(526)	(1,185)
Net cash used in operating activities	(1,166)	(2,633)
Cash flows from investing activities:
Capital expenditures	(218)	(1,578)
Proceeds from the sale of property, plant, and equipment	979	527
Proceeds from notes receivable	180	180
Proceeds from the sale of investments (rabbi trust)	479	462
Purchase of investments (rabbi trust)	(254)	(378)
Net cash provided by (used in) investing activities	1,166	(787)
Cash flows from financing activities:
Proceeds from lines credit	8,049	4,010
Payments on lines of credit	(2,715)	—
Payment of debt issuance costs	(169)	—
Common stock surrendered for withholding taxes payable	(76)	(68)
Net cash provided by financing activities	5,089	3,942
Effect of foreign currency exchange rate changes on cash and cash equivalents	10	(3)
Increase in cash and cash equivalents	5,099	519
Cash and cash equivalents at beginning of year	5,629	10,012
Cash and cash equivalents at end of period	$10,728	$10,531

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 2, 2025

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 27, 2025 *	12,559,129	$628	$45,589	$11,273	$150	$57,640
Net loss	—	—	—	(231)	—	(231)
Stock-based compensation	—	—	156	—	—	156
Unrealized gain on investments	—	—	—	—	142	142
Common stock issued in connection with the vesting of time-based restricted stock units	59,352	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,175)	(1)	(59)	—	—	(60)
Balance, August 3, 2025	12,605,306	$630	$45,683	$11,042	$292	$57,647
Net loss	—	—	—	(4,306)	—	(4,306)
Stock-based compensation	—	—	177	—	—	177
Unrealized gain on investments	—	—	—	—	85	85
Common stock issued in connection with the vesting of time-based restricted stock units	61,178	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(3,700)	—	(16)	—	—	(16)
Balance, November 2, 2025	12,662,784	$633	$45,841	$6,736	$377	$53,587

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 27, 2024

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 28, 2024 *	12,469,903	$624	$45,011	$30,376	$118	$76,129
Net loss	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	—	—	176	—	—	176
Unrealized gain on investments	—	—	—	—	80	80
Balance, July 28, 2024	12,469,903	$624	$45,187	$23,115	$198	$69,124
Net loss	—	—	—	(5,644)	—	(5,644)
Stock-based compensation	—	—	188	—	—	188
Unrealized gain on investments	—	—	—	—	23	23
Common stock issued in connection with the vesting of time-based restricted stock units	102,720	5	(5)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,494)	(1)	(67)	—	—	(68)
Balance, October 27, 2024	12,559,129	628	45,303	17,471	221	63,623

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

The company's six months ended November 2, 2025, and October 27, 2024, represent 27-week and 26-week periods, respectively.

2. Significant Accounting Policies

As of November 2, 2025, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year then ended April 27, 2025. However, during the first quarter of fiscal 2026, we renamed our business segments to better reflect our product offerings: the mattress fabrics segment is now referred to as the bedding segment and the upholstery fabrics segment is now referred to as the upholstery segment. See Note 14 of the consolidated financial statements for further details regarding our business segments.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first half of fiscal 2026.

Recently Issued Accounting Pronouncements

Effective December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures ("ASU 2023-09"), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's: (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024 (i.e., our fiscal 2026 annual report). Early adoption is permitted. The company expects that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition, but will have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 15.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in the notes to the financial statements for specific expense categories including: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as other disaggregation requirements, (f) qualitative description of amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, as well as (g) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of our fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

Except as disclosed above, there are currently no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Beginning balance	$651	$356
Provision for bad debts	86	162
Write-offs, net of recoveries	(215)	—
Ending balance	$522	$518

As of November 2, 2025, and October 27, 2024, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’: (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $522,000 and $518,000 as of November 2, 2025, and October 27, 2024, respectively.

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

In addition, the upholstery segment includes Read Window Products LLC (“Read”), a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we are closing our leased facilities operated by our upholstery segment located in Burlington, North Carolina and Knoxville, Tennessee and are currently transitioning their production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

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

There were no contract assets recognized as of November 2, 2025, October 27, 2024, or April 27, 2025.

A summary of the activity associated with deferred revenue follows:

	Six months ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Beginning balance	$422	$1,495
Revenue recognized on contract liabilities	(1,119)	(1,901)
Payments received for services not yet rendered	1,586	1,535
Ending balance	$889	$1,129

As of November 2, 2025, deferred revenue of $889,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $847,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $42,000. As of October 27, 2024, deferred revenue of $1.1 million pertained to: (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $1.0 million, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $125,000. As of April 27, 2025, deferred revenue of $422,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $339,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $83,000.

Revenue recognized during the six-month periods ended November 2, 2025 and October 27, 2024, that was included in the deferred revenue balance at the beginning of each period was $380,000 and $1.3 million, respectively.

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended November 2, 2025:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$30,763	$21,026	$51,789
Services transferred over time	—	1,413	1,413
Total net sales	$30,763	$22,439	$53,202

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ended November 2, 2025:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$58,809	$41,800	$100,609
Services transferred over time	—	3,284	3,284
Total net sales	$58,809	$45,084	$103,893

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended October 27, 2024:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$30,074	$22,502	$52,576
Services transferred over time	—	3,098	3,098
Total net sales	$30,074	$25,600	$55,674

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the six-month period ended October 27, 2024:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$58,150	$47,967	$106,117
Services transferred over time	—	6,094	6,094
Total net sales	$58,150	$54,061	$112,211

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Raw materials	$5,675	$6,224	$5,733
Work-in-process	2,757	1,787	2,747
Finished goods	41,509	37,121	40,829
Total inventories	$49,941	$45,132	$49,309

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Tradename	$—	$540	$—
Customer relationships, net	583	885	734
Non-compete agreement, net	188	263	226
Total intangible assets	$771	$1,688	$960

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

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Six months ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Beginning balance	$734	$1,035
Amortization expense	(151)	(150)
Ending balance	$583	$885

Our customer relationships are amortized on a straight-line basis over useful lives ranging from nine to seventeen years.

The gross carrying amount of our customer relationships was $3.1 million as of November 2, 2025, October 27, 2024, and April 27, 2025. Accumulated amortization for these customer relationships was $2.5 million, $2.2 million, and $2.4 million as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

The remaining amortization expense for each of the next five fiscal years is as follows: FY 2026 - $150,000; FY 2027 - $280,000; FY 2028 - $51,000; FY 2029 - $51,000; and FY 2030 - $51,000.

The weighted average amortization period for our customer relationships was 2.6 years as of November 2, 2025.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Six months ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Beginning balance	$226	$301
Amortization expense	(38)	(38)
Ending balance	$188	$263

Our non-compete agreement is associated with a prior acquisition by our bedding segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively. Accumulated amortization for our non-compete agreement was $1.9 million, $1.8 million, and $1.8 million as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

The remaining amortization expense for each of the next three fiscal years is as follows: FY 2026 - $38,000; FY 2027 - $76,000; and FY 2028 - $74,000.

The weighted average amortization period for the non-compete agreement was 2.5 years as of November 2, 2025.

Impairment of Definite Lived Assets - Bedding Segment

As of November 2, 2025, management reviewed the long-lived assets associated with our bedding segment, which consisted of property, plant, and equipment and definite-lived intangible assets (collectively known as the "Bedding Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Bedding Asset Group may not be recoverable. The bedding segment has experienced significant cumulative operating losses commencing in the second quarter of fiscal 2023, and continuing through the second quarter of fiscal 2026. We believe the significant cumulative operating losses started from a decline in consumer discretionary spending on bedding products, which we believe stemmed from the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, with such demand subsequently shifting to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Bedding Asset Group, which is classified as held and used, by comparing the carrying amount of the Bedding Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Bedding Asset Group totaled $21.5 million, which represents property, plant, and equipment of $21.1 million, customer relationships of $230,000, and a non-compete agreement of $188,000. The total carrying amount of the Bedding Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Bedding Asset Group as of November 2, 2025.

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

As of November 2, 2025, the outstanding balance of this note receivable was $6.6 million CAD ($4.7 million USD) which represents its fair value due to the relative short maturity of this note receivable as specified in the Sales Agreement. As of November 2, 2025, we believe there is no expected credit loss related to the collectibility of this note receivable, as the Seller has made all the required interest payments as specified in the Sales Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti")

Effective January 24, 2023, CUF Haiti entered into an agreement to terminate a lease ("CUF Termination Agreement") of a facility located in Ouanaminthe, Haiti. Pursuant to the terms of the CUF Termination Agreement, the original lease agreement (the "Original Lease") was formally terminated when CUF Haiti vacated and returned possession of the leased facility to the lessor. Subsequently, a third party (the "Lessee") took possession of this facility and agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023 and ending on December 31, 2029, based on the terms stated in the CUF Termination Agreement. In addition, as described in the CUF Termination Agreement, an affiliate of the Lessee guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti was fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

The initial gross carrying amount of this note receivable was $2.4 million and was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the CUF Termination Agreement. We used an interest rate of 6% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as: (i) the credit characteristics of the Lessee and guarantor of the CUF Termination Agreement; (ii) the length of the payment terms as defined in the CUF Termination Agreement; (iii) the payment terms as defined in the CUF Termination Agreement are denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

Effective May 1, 2023, CUF Haiti formally assigned this note receivable to Culp, Inc. (its U.S. parent).

As of November 2, 2025, October 27, 2024, and April 27, 2025, the outstanding balance under this agreement was $1.3 million, $1.6 million, and $1.5 million, respectively. As of November 2, 2025, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all of the required principal payments stated in the CUF Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Home Fashions - Haiti, Ltd. ("CHF Haiti")

Effective August 2, 2024, CHF Haiti entered into an agreement to terminate a lease of a facility ("CHF Termination Agreement"). Pursuant to the terms of the CHF Termination Agreement, CHF Haiti was entitled to a payment of $250,000 from the lessor at the earlier of February 18, 2025 or 15 days after a new lease with a third party lessee is signed. In connection with the CHF Termination Agreement, CHF Haiti has been unconditionally discharged from all its remaining obligations under this lease.

During the fourth quarter of fiscal 2025, CHF Haiti received the full payment of $250,000.

Other

The following table represents the remaining future principal payments for the notes receivable referenced above as of November 2, 2025:

(dollars in thousands)
2026	$4,914
2027	330
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$6,204
Less: unearned interest income	(176)
Present value of note receivable	$6,028

As of November 2, 2025, notes receivable totaled $6.0 million, of which $5.0 million and $1.0 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of October 27, 2024, notes receivable totaled $1.6 million, of which $522,000 and $1.3 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of April 27, 2025, notes receivable totaled $1.5 million, of which $280,000 and $1.2 million were classified as short-term notes receivable and long-term notes receivable, respectively.

We classified amortization of unearned interest income totaling $42,000 and $50,000 within interest income in our consolidated statements of net loss during the six-month periods ended November 2, 2025, and October 27, 2024, respectively.

8. Assets Held for Sale

A summary of assets held for sale follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Bedding - U.S. (1) (2)	$124	$358	$—
Bedding - Canada (3) (4)	—	2,943	2,177
	$124	$3,301	$2,177

(1) In connection with our restructuring activities announced on April 24, 2025 (see Note 10 of the consolidated financial statements for further details), equipment with a fair value totaling $124,000 was classified as held for sale as of November 2, 2025. We determined that the carrying value of $380,000 was higher than its fair value of $124,000, and accordingly, we recorded an impairment charge of $256,000 during the first half of fiscal 2026. This impairment charge was classified within restructuring credit in the Consolidated Statement of Net Loss for the six-month period ended November 2, 2025. The fair value of this equipment was based on quoted market prices from dealers of this type of equipment, which such prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy.

(2) In connection with our restructuring activities announced on May 1, 2024 (see Note 10 of the consolidated financial statements for further details), equipment with a carrying value totaling $358,000 was classified as held for sale as of October 27, 2024. We determined that the fair value of this equipment exceeded its carrying value, and therefore, no impairment charge was recorded during the first half of fiscal 2025. The fair value of this equipment was based on quoted market prices from dealers of this type of equipment, which such prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy.

(3) In connection with the closure of our manufacturing facility located in Quebec, Canada, we classified Property of $2.1 million and certain equipment totaling $832,000 as held for sale as of October 27, 2024. We determined that the fair value of these assets held for sale exceeded its carrying value, and therefore no impairment charge was recorded during the second quarter of fiscal 2025. The fair value of the equipment was based on quoted market prices from dealers of this type of equipment, which such prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy. See note 4 below and notes 7 and 10 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and description of the restructuring activity announced on May 1, 2024.

(4) In connection with the closure of our manufacturing facility located in Quebec, Canada, we classified Property of $2.1 million and certain equipment totaling $75,000 as held for sale as of April 27, 2025. We determined that the fair value of these assets held for sale exceeded its carrying value, and therefore no impairment charge was recorded during the fourth quarter of fiscal 2025. The fair value of the Property and equipment was based on quoted market prices from third party sales offers, which we believe are significant observable inputs, and therefore we believe this information was classified as Level 2 within the fair value hierarchy. During the first quarter of fiscal 2026, we sold the Property and equipment, and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the six-month period ended November 2, 2025. See notes 7 and 10 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and description of the restructuring activity announced on May 1, 2024.

See note 12 of the consolidated financial statements for further explanation of the fair value hierarchy.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Compensation, commissions and related benefits	$2,452	$3,547	$2,534
Other accrued expenses	2,751	2,649	2,799
	$5,203	$6,196	$5,333

10. Restructuring Activities

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American bedding operations, including the closure and sale of the Property located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (v) reduce unallocated corporate and shared service expenses.

The above restructuring activities related to the May 1, 2024 announcement were mostly completed by the end of the second quarter of fiscal 2026, including the sale of the Property and certain equipment located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property and equipment totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for six-month period ended November 2, 2025. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which related to the bedding segment.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery segments and create one integrated Culp-branded business. As part of this strategic transformation, we are closing our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and are currently transitioning their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

The estimated cumulative restructuring and restructuring related charges for this initiative are expected to be $2.6 million, of which $1.1 million is expected to be cash expenditures. The $2.6 million of estimated cumulative restructuring and restructuring related charges associated with this initiative represents: (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 located in the notes to the consolidated financial statements for further details); (ii) a non-cash charge of $393,000 associated with the disposal and markdowns of inventory; (iii) non-cash lease termination costs of $116,000; (iv) non-cash accelerated depreciation expense, along with impairments and losses on disposal of fixed assets totaling $399,000; (v) cash charges for employee termination benefits of $386,000; (vi) cash charges for facility consolidation and relocation expenses of $655,000; and (vii) cash charges for other associated costs of $69,000. We expect the initiatives associated with this strategic transformation to be substantially completed by the end of the third quarter of fiscal 2026.

The following summarizes restructuring expense (credit) and restructuring related charges associated with the above announcements for the three-month and six-month periods ended November 2, 2025:

	Three Months Ended	Six Months Ended
(dollars in thousands)	November 2, 2025	November 2, 2025
Additional depreciation expense for shortened useful lives	$87	$109
Employee termination benefits	174	170
Lease termination (credit) expense	(22)	40
Facility consolidation and relocation expenses	204	256
Net gain from the sale and impairment of property, plant, and equipment	(2)	(3,750)
Other associated costs	58	165
Loss on disposal and markdowns of inventory	931	931
Restructuring expense (credit) and restructuring related charges (1) (2) (3)	$1,430	$(2,079)

(1) Of the total $1.4 million restructuring expense and restructuring related charge, $499,000 and $931,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended November 2, 2025. Of the total $1.4 million restructuring expense and restructuring related charge, $976,000 and $454,000 related to the upholstery and bedding segments, respectively.

(2) Of the total $(2.1) million net restructuring credit and restructuring related charge, a $(3.0) million credit and $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ended November 2, 2025. Of the total ($2.1) million net restructuring credit and restructuring related charge, a credit of ($3.2) million and a charge of $1.1 million related to the bedding and upholstery segments, respectively.

(3) Of the total $1.4 million restructuring expense and restructuring related charge for the three months ended on November 2, 2025, $975,000 and $455,000 related to the restructuring activities announced on April 24, 2025 and May 1, 2024, respectively. Of the total $(2.1) million net restructuring credit and restructuring related charge for the six months ended November 2, 2025, a credit of $(3.4) million and a charge of $1.3 million related to the restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

The following summarizes restructuring expense and restructuring related charges associated with the May 1, 2024 announcement described above for the three-month and six-month periods ended October 27, 2024:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 27, 2024
Additional depreciation expense for shortened useful lives	$465	$1,340
Employee termination benefits	563	1,252
Lease Termination Costs	179	849
Facility consolidation and relocation expenses	896	1,149
Net gain from the sale and impairment of property, plant, and equipment	(105)	(10)
Other associated costs	33	82
Loss on disposal and markdowns of inventory	769	885
Restructuring expense and restructuring related charges (1) (2)	$2,800	$5,547

(1) Of the total $2.8 million restructuring expense and restructuring related charge, $2.0 million and $769,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended October 27, 2024. Of the total $2.8 million, $2.8 million and $29,000 related to the bedding and upholstery segments, respectively.

(2) Of the total $5.5 million restructuring expense and restructuring related charge, $4.7 million and $885,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ended October 27, 2024. Of the total $5.5 million restructuring expense and restructuring related charge, $5.4 million and $147,000 related to the bedding and upholstery segments, respectively.

The following summarizes accrued restructuring costs for the six-month period ended November 2, 2025:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$522	$88	$—	$610
Expenses incurred	196	181	256	633
Change in estimate adjustments	(26)	(16)	—	(42)
Payments	(450)	(253)	(215)	(918)
Foreign currency exchange remeasurement	—	—	—	—
Ending Balance	$242	$—	$41	$283

The following summarizes accrued restructuring costs for the six-month period ended October 27, 2024:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance (1)	$—	$3	$—	$3
Expenses incurred	1,302	82	1,149	2,533
Change in estimate adjustments	(50)	—		(50)
Payments	(453)	(85)	(1,072)	(1,610)
Foreign currency exchange remeasurement	(8)	—	(5)	(13)
Ending Balance	$791	$—	$72	$863

(1) Accrued restructuring costs of $3,000 were reported within accrued expenses in the Consolidated Balance Sheet for the period ended April 28, 2024.

11. Lines of Credit

The summary of outstanding borrowings under our lines of credit follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Wells Fargo - U.S. revolving line of credit	$7,025	$—	$4,600
Agricultural Bank of China - revolving line of credit	4,081	4,074	3,988
Agricultural Bank of China - supplier financing arrangements	2,814	—	2,751
Agricultural Bank of China - working capital loan	2,955	—	—
Bank of China - working capital loan	1,407	—	1,375
Lines of credit (1)	$18,282	$4,074	$12,714

(1) Of the total $18.3 million, $11.3 million and $7.0 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of November 2, 2025. The total $4.1 million was recorded within lines of credit - current within the Consolidated Balance Sheet as of October 27, 2024. Of the total $12.7 million, $8.1 million and $4.6 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of April 27, 2025.

Revolving Credit Agreement – United States

On June 12, 2025, Culp, Inc., as borrower (the “Company”), and Read and Culp Fabrics Global, LLC, each a wholly owned domestic subsidiary of the Company, as guarantors (collectively, the “Guarantors”), entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as lender (the “Lender”). The Third Amendment amends the Second Amended and Restated Credit Agreement dated as of January 19, 2023, (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), an asset-based revolving credit facility (the “ABL Facility”). Proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The Credit Agreement amended, restated, and superseded, and served as a replacement for, the Amended and Restated Credit Agreement dated as of June 24, 2022, as amended, by and between the Company and the Lender.

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

As of November 2, 2025, the Company could issue letters of credit under a sub-facility within the ABL Facility in an aggregate amount not to exceed $2.0 million. On November 4, 2025 (third quarter of fiscal 2026), the Company entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement which increased the aggregate amount of letters of credit that could be issued by the Company from $2.0 million to $3.0 million.

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
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 6.02%, 6.33%, and 5.78% as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

There were $925,000, $535,000, and $925,000 of outstanding letters of credit provided by the ABL Facility as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively. As of November 2, 2025, we had $1.1 million remaining for the issuance of additional letters of credit based on an aggregate letters of credit amount not to exceed $2.0 million as stated in the Credit Agreement.

As of November 2, 2025, our available borrowings calculated under the provisions of the Credit Agreement totaled $17.4 million.

Credit Agreements - China Operations

Agricultural Bank of China - Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provides for a line of credit up to 29.0 million RMB ($4.1 million USD as of November 2, 2025) that expires on March 4, 2026. Interest charged under this agreement is based on a rate determined by the Agricultural Bank of China (applicable interest rate of 2.6% as of November 2, 2025). The outstanding balance associated with this agreement was $4.1 million USD, $4.1 million USD, and $4.0 million USD, as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively, and was classified as lines of credit-current in the Consolidated Balance Sheets.

Agricultural Bank of China - Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements, which such arrangements totaled 20.0 million RMB ($2.8 million USD as of November 2, 2025), and are set to expire on dates ranging from April 2, 2026, through April 23, 2026. As a result of these expiration dates, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to the Agricultural Bank of China, under a reverse factoring agreement with no recourse, and, in turn, received payments from the Agricultural Bank of China under terms that are normal and customary. Interest was charged under these agreements at a fixed rate of 2.72% and was paid in full at the time these agreements were effective. The outstanding balance associated with this agreement was $2.8 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of November 2, 2025, and April 27, 2025, respectively. There were no supplier financing arrangements as of October 27, 2024.

The following summarizes the activity associated with our supply chain financing arrangements for the six-month periods ended November 2, 2025 and October 27, 2024:

	Six Months Ended	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Outstanding at the beginning of the year	$2,751	$—
Vendor invoices financed during the year	—	—
Vendor invoices paid during the year	—	—
Foreign currency exchange rate remeasurement	63	—
Ending balance	$2,814	$—

Agricultural Bank of China - Working Capital Loans

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.0 million USD as of November 2, 2025), which such agreements are set to expire on dates ranging from May 7, 2026 through May 28, 2026. Interest charged under these agreements is based on rates determined by the Agricultural Bank of China (applicable interest rates ranged from 2.5% to 2.6% as of November 2, 2025). The outstanding balance associated with this agreement was $3.0 million USD and was classified as lines of credit-current in the Consolidated Balance Sheet as of November 2, 2025.

Bank of China - Credit Agreement

Effective November 5, 2024, we entered into a credit agreement that provided for a 10.0 million RMB ($1.4 million USD as of November 2, 2025) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 2, 2025) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expired on November 6, 2025. Interest charged under this agreement was based on a rate determined by the Bank of China (applicable interest rate of 2.6% as of November 2, 2025). The outstanding balance under this Agreement was $1.4 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of November 2, 2025, and April 27, 2025. In addition, as of November 2, 2025 and April 27, 2025, there were no outstanding letters of credit under this agreement.

On November 6, 2025 (third quarter of fiscal 2026), we paid in full the outstanding balance of 10.0 million RMB ($1.4 million USD) regarding the above unsecured working capital loan. On November 7, 2025, we entered into a new credit agreement that provides for a 10.0 million RMB ($1.4 million USD as of November 7, 2025) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 7, 2025) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 11, 2026. Interest is charged based on a fixed rate of 2.5%.

Other

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of November 2, 2025, we were in compliance with our financial covenants.

Interest payments totaled $326,000 during the six-month period ended November 2, 2025. There were no interest payments during the six-month period ended October 27, 2024.

12. Fair Value

ASC Topic 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls to a lower level in the hierarchy.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of November 2, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$4,851	N/A	N/A	$4,851
Growth Allocation Mutual Funds	1,027	N/A	N/A	1,027
S&P 500 Index Fund	404	N/A	N/A	404
Lord Abbet Bond Debenture Fund	373	N/A	N/A	373
Other	397	N/A	N/A	397

	Fair value measurements as of October 27, 2024, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,724	N/A	N/A	$6,724
Growth Allocation Mutual Funds	787	N/A	N/A	787
S&P 500 Index Fund	241	N/A	N/A	241
Lord Abbet Bond Debenture Fund	6	N/A	N/A	6
Other	266	N/A	N/A	266

	Fair value measurements as of April 27, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,682	N/A	N/A	$5,682
Growth Allocation Mutual Funds	808	N/A	N/A	808
S&P 500 Index Fund	275	N/A	N/A	275
Lord Abbet Bond Debenture Fund	11	N/A	N/A	11
Other	271	N/A	N/A	271

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants in our deferred compensation plan (the “Plan”) that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of November 2, 2025, our investments associated with the Trust totaled $7.1 million, of which $1.4 million, and $5.7 million were classified as short-term and long-term, respectively. As of October 27, 2024, our investments associated with the Trust totaled $8.0 million, of which $919,000 and $7.1 million were classified as short-term and long-term, respectively. As of April 27, 2025, our investments associated with the Trust totaled $7.0 million, of which $1.3 million and $5.7 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain totaling $377,000, $221,000, and $150,000 as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

The fair value of our investments associated with the Trust approximates their cost basis.

Other

The carrying amount of our cash and cash equivalents, accounts receivable, other current assets, lines of credit - current, accounts payable, and accrued expenses approximates their fair value because of the short maturity of these financial instruments. The carrying amount of our line of credit - long-term approximates its fair value as the variable rates of interest associated with the respective line of credit are comparable with the market rate of interest.

13. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted average shares used in the computation of basic and diluted net loss per share were 12,629,000 and 12,513,000 for the three months ended November 2, 2025 and October 27, 2024, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	November 2, 2025	October 27, 2024
Antidilutive effect from decrease in the price per share of our common stock	—	—
Antidilutive effect from net loss incurred during the fiscal quarter	103	152
Total unvested shares of common stock not included in
computation of diluted net loss per share	103	152

Weighted average shares used in the computation of basic and diluted net loss per share were 12,598,000 and 12,491,000 for the six months ended November 2, 2025 and October 27, 2024, respectively.

	Six Months Ended
(in thousands)	November 2, 2025	October 27, 2024
Antidilutive effect from decrease in the price per share of our common stock	—	2
Antidilutive effect from net loss incurred during the fiscal year	112	119
Total unvested shares of common stock not included in
computation of diluted net loss per share	112	121

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

In addition, the upholstery segment includes Read, a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we are closing our leased facilities operated by our upholstery segment located in Burlington, North Carolina and Knoxville, Tennessee, and are currently transitioning their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g. restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g. restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e. restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Statements of operations for our operating segments are as follows:

	Three Months Ended
	November 2, 2025	October 27, 2024
Net sales by segment:
Bedding	$30,763	$30,074
Upholstery	22,439	25,600
Net sales	$53,202	$55,674
Cost of Sales by segment:
Bedding	$27,661	$27,630
Upholstery	18,828	21,285
Total segment cost of sales	$46,489	$48,915
Restructuring related charge (1) (2)	931	769
Cost of Sales	$47,420	$49,684
Gross profit by segment:
Bedding	$3,102	$2,444
Upholstery	3,611	4,315
Total segment gross profit	$6,713	$6,759
Restructuring related charge (1) (2)	(931)	(769)
Gross profit	$5,782	$5,990
Selling, general, and administrative expenses	(8,738)	(9,359)
Restructuring expense (3) (4)	(499)	(2,031)
Loss from operations	$(3,455)	$(5,400)
Interest expense	(199)	(30)
Interest income	249	244
Other expense	(694)	(508)
Loss before income taxes	$(4,099)	$(5,694)

(1) During the three-month period ended November 2, 2025, cost of sales and gross profit included a restructuring related charge totaling $931,000 for losses on the disposal, valuation, and markdowns of inventory related to the consolidation of our North American bedding operations and the consolidation of certain facilities related to transforming our operating model to one integrated Culp-branded business to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(2) During the three-month period ended October 27, 2024, cost of sales and gross profit included a restructuring related charge totaling $769,000 for losses on the disposal, valuation, and markdowns of inventory mostly related to the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(3) During the three-month period ended November 2, 2025, restructuring expense totaling $499,000 represented charges related to transforming our operating model and the consolidation of certain facilities to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(4) During the three-month period ended October 27, 2024, restructuring expense totaling $2.0 million mostly represented charges related to the consolidation of our North American bedding platform and the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

	Six Months Ended
	November 2, 2025	October 27, 2024
Net sales by segment:
Bedding	$58,809	$58,150
Upholstery	45,084	54,061
Net sales	$103,893	$112,211
Cost of Sales by segment:
Bedding	$52,765	$56,032
Upholstery	37,187	44,228
Total segment cost of sales	$89,952	$100,260
Restructuring related charge (1) (2)	931	885
Cost of Sales	$90,883	$101,145
Gross profit by segment:
Bedding	$6,044	$2,118
Upholstery	7,897	9,833
Total segment gross profit	$13,941	$11,951
Restructuring related charge (1) (2)	(931)	(885)
Gross profit	$13,010	$11,066
Selling, general, and administrative expenses	(17,858)	(18,655)
Restructuring credit (expense) (3) (4)	3,010	(4,662)
Loss from operations	$(1,838)	$(12,251)
Interest expense	(381)	(58)
Interest income	483	507
Other expense	(1,225)	(913)
Loss before income taxes	$(2,961)	$(12,715)

(1) During the six-month period ended November 2, 2025, cost of sales and gross profit included a restructuring related charge totaling $931,000 for losses on the disposal, valuation, and markdowns of inventory related to the consolidation of our North American bedding operations and the consolidation of certain facilities related to transforming our operating model to one integrated Culp-branded business to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(2) During the six-month period ended October 27, 2024, cost of sales and gross profit included a restructuring related charge totaling $885,000 for losses on the disposal, valuation, and markdowns of inventory mostly related to the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(3) During the six-month period ended November 2, 2025, restructuring credit totaling $3.0 million mostly represented a gain from the sale of the manufacturing facility located in Quebec, Canada totaling $4.0 million, partially offset by charges related to transforming our operating model and the consolidation of certain facilities to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(4) During the six-month period ended October 27, 2024, restructuring expense totaling $4.7 million mostly represented charges related to the consolidation of our North American bedding platform and the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

Balance sheet information for our operating segments follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Segment assets:
Bedding:
Accounts receivable	$11,199	$10,352	$10,576
Inventory	34,539	29,253	33,293
Property, plant and equipment (1)	21,088	24,702	23,259
Right of use assets (2)	—	275	125
Assets held for sale (3)	124	3,301	2,177
Total bedding assets	66,950	67,883	69,430
Upholstery:
Accounts receivable	9,443	11,978	11,268
Inventory	15,402	15,879	16,016
Property, plant and equipment (4)	785	1,188	1,010
Right of use assets (5)	1,224	1,120	2,678
Total upholstery assets	26,854	30,165	30,972
Total segment assets	93,804	98,048	100,402
Non-segment assets:
Cash and cash equivalents	10,728	10,531	5,629
Short-term investments - rabbi trust	1,415	919	1,325
Short-term notes receivable	5,017	522	280
Current income taxes receivable	—	979	—
Other current assets	2,493	3,187	2,970
Long-term notes receivable	1,011	1,324	1,182
Deferred income taxes	465	559	637
Property, plant and equipment (6)	515	620	567
Right of use assets (7)	2,800	2,844	3,105
Intangible assets	771	1,688	960
Long-term investments - rabbi trust	5,637	7,105	5,722
Other assets	593	661	591
Total assets	$125,249	$128,987	$123,370

(1)
The $21.1 million as of November 2, 2025, represents property, plant, and equipment of $20.2 million and $842,000 located in the U.S. and Haiti, respectively. The $24.7 million as of October 27, 2024, represents property, plant, and equipment of $22.2 million, $1.6 million, and $889,000 located in the U.S., Canada, and Haiti, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.
(2)
As of November 2, 2025, the bedding segment did not have any right of use assets due to the closure of their leased facilities located in Ouanaminthe, Haiti and Quebec, Canada. The $275,000 and $125,000 as of October 27, 2024, and April 27, 2025, respectively, represents a right of use asset located in Haiti.
(3)
The $124,000 as of November 2, 2025, represents assets held for sale located in the U.S. The $3.3 million as of October 27, 2024, represents assets held for sale of $2.9 million and $358,000 located in Canada and the U.S.,respectively. The $2.2 million as of April 27, 2025, represents assets held for sale located in Canada.
(4)
The $785,000 as of November 2, 2025, represents property, plant, and equipment of $737,000 and $48,000 located in the U.S. and China, respectively. The $1.2 million as of October 27, 2024, represents property, plant, and equipment of $1.1 million and $95,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.
(5)
The $1.2 million as of November 2, 2025, represents right of use assets of $725,000 and $499,000 located in China and the U.S., respectively. The $1.1 million as of October 27, 2024, represents right of use assets of $925,000 and $195,000 located in the U.S. and China, respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.
(6)
The $515,000, $620,000, and $567,000 as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively, represents property, plant, and equipment located in the U.S.

(7)
The $2.8 million, $2.8 million, and $3.1 million as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Capital expenditures (1):
Bedding	$141	$812
Upholstery	50	265
Non-Segment	43	761
Total capital expenditures	$234	$1,838
Depreciation expense:
Bedding	$1,736	$2,468
Upholstery	80	84
Selling, general and administrative	352	525
Total depreciation expense	$2,168	$3,077
Accelerated depreciation expense (2) (3)	109	1,340
Total	$2,277	$4,417
(1)
Capital expenditures are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditures on a cash basis.
(2)
During the six-month period ended November 2, 2025, accelerated depreciation expense totaling $109,000 related to the upholstery segment and was classified within restructuring credit in the Consolidated Statement of Net Loss. The accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina.
(3)
During the six-month period ended October 27, 2024, accelerated depreciation expense totaling $1.3 million related to the bedding segment and was classified within restructuring expense in the Consolidated Statement of Net Loss. The accelerated depreciation expense related to the shortening of useful lives of equipment associated with the closure of our bedding operation located in Quebec, Canada.

15. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or (53.2)% of loss before income taxes, for the six-month period ended November 2, 2025, compared with income tax expense of $190,000, or (1.5)% of loss before income taxes, for the six-month period ended October 27, 2024.

Our consolidated effective income tax rates for the six-month periods ended November 2, 2025, and October 27, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended November 2, 2025, and October 27, 2024, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ended November 2, 2025, and October 27, 2024:

	November 2,	October 27,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(55.7)	(18.8)
Withholding taxes associated with foreign jurisdictions	(6.2)	(0.7)
U.S. global intangible low tax income tax (GILTI)	(8.1)	—
Tax effects of local currency foreign exchange loss	(2.1)	(4.5)
Stock-based compensation	(0.8)	(0.4)
Uncertain income tax positions	0.6	2.6
Foreign income tax rate differential	(0.1)	—
Other (1)	(1.8)	(0.7)
Consolidated effective income tax rate (1) (2) (3)	(53.2)%	(1.5)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first half of fiscal 2026 and 2025. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(8.1) million and $(12.4) million that were incurred during the first half of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(565,000) and $(727,000) that were incurred during the first half of fiscal 2026 and 2025, respectively.

(3)
During the first half of fiscal 2026, we incurred a consolidated pre-tax loss of $(3.0) million, compared with a significantly higher consolidated pre-tax loss of $(12.7) million during the first half of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2026, as compared with the first half period of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes, requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, we evaluated the provisions of OBBBA and determined OBBBA did not have an impact on our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the six-months ended November 2, 2025, due to the application of a full valuation allowance applied against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of November 2, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of November 2, 2025, October 27, 2024, and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
U.S. federal and state net deferred income tax assets	$25,623	$22,060	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$27,953	$24,390	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of November 2, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

A U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of November 2, 2025, October 27, 2024, and April 27, 2025, we recorded a deferred income tax liability of $5.4 million, $5.0 million, and $5.2 million, respectively.

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

As of November 2, 2025, October 27, 2024, and April 27, 2025, we had $845,000, $1.4 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $845,000, $1.4 million, and $790,000 as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $845,000 as of November 2, 2025, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	November 2,	October 27,
(dollars in thousands)	2025	2024
U.S. Federal - Transition Tax Payment	831	665
U.S. State - Income Tax Payment	4	—
Canada - Income Tax Payments	572	—
China - Income Tax Payments	279	578
	$1,686	$1,243

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

As of November 2, 2025, there were 407,964 shares available for future equity-based grants under the Amended and Restated Plan.

Performance-Based Restricted Stock Units

On August 7, 2025, we granted performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if performance targets related to adjusted EBITDA were met over the performance period defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on performance targets that have been achieved are not adjusted based on a market-based total shareholder return component. Accordingly, fair market value was measured based on the closing price of our common stock on the date of grant.

On August 8, 2024, January 8, 2024, and September 28, 2023, we granted performance-based restricted stock units to senior executives which could earn up to a certain number of shares of common stock if performance targets related to operating income were met over performance periods defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit award agreements. Accordingly, fair market value was measured using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component on the date of grant.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024, January 8, 2024, and September 28, 2023:

	August 8,	January 8,	September 28,
	2024	2024	2023
Closing price of our common stock	$4.65	$5.61	$5.59
Expected volatility of our common stock	35.0%	33.5%	37.3%
Expected volatility of peer companies	22.6 - 104.0%	33.7 - 102.6%	35.7- 91.5%
Risk-free interest rate	3.90%	4.3%	4.9%
Dividend yield	0.00%	0.00%	0.00%
Correlation coefficient of peer companies	(0.01) - 0.17	0.01 - 0.21	0.01 - 0.21

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of November 2, 2025:

	(1)	(2)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 7, 2025	326,325	65,265	$4.23	(3)	3 years
August 8, 2024	505,003	—	$5.35	(4)	3 years
January 8, 2024	16,399	4,238	$6.23	(5)	31 months
September 28, 2023	62,569	—	$6.43	(6)	34 months

(1)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements as of the date of grant.
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of November 2, 2025.
(3)
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

There were no performance-based restricted stock units that vested during the six-month periods ended November 2, 2025, and October 27, 2024, respectively.

We recorded compensation expense of $29,000 and $33,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the six-month periods ended November 2, 2025, and October 27, 2024, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of November 2, 2025, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $261,000, which is expected to be recognized over a weighted average vesting period of 2.6 years. As of November 2, 2025, performance-based restricted stock units that are expected to vest had a fair value of $279,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of November 2, 2025:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Outstanding	Price Per Share	Vesting Period
September 25, 2025 (2)	80,336	$4.17	1 year
August 7, 2025 (3)	15,900	$4.23	3 years
January 6, 2025 (3)	21,506	$5.69	3 years
August 8, 2024 (3)	17,900	$4.65	3 years
January 8, 2024 (3)	14,758	$5.61	31 months
September 28, 2023 (3)	86,551	$5.59	34 months

(1)
Price per share represents closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to outside directors.
(3)
Time-based restricted stock units awarded to senior executives and key employees.

During the six-month period ended November 2, 2025, time-based restricted stock units totaling 119,931 vested at a fair value of $531,000, or $4.43 per share. During the six-month period ended October 27, 2024, time-based restricted stock units totaling 103,320 vested at a fair value of $581,000, or $5.63 per share.

We recorded compensation expense of $304,000 and $332,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the six-month periods ended November 2, 2025, and October 27, 2024, respectively.

As of November 2, 2025, the remaining unrecognized compensation expense related to our time-based restricted stock units was $651,000, which is expected to be recognized over a weighted average vesting period of 1.3 years. As of November 2, 2025, the time-based restricted stock units that are expected to vest had a fair value totaling $953,000.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to six years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of November 2, 2025, October 27, 2024, and April 27, 2025, are as follows:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Right of use assets	$4,024	$4,239	$5,908
Operating lease liability - current	1,609	1,108	2,394
Operating lease liability – long-term	1,477	1,958	2,535

Supplemental Cash Flow Information

	Six Months Ended	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024
Operating lease liability payments	$1,363	$1,319
Right of use assets exchanged for lease liabilities	—	—

Operating lease expense for the three-month periods ended November 2, 2025 and October 27, 2024 was $666,000 and $643,000, respectively. Operating lease expense for each of the six-month periods ended November 2, 2025 and October 27, 2024, was $1.4 million. Short-term lease and variable lease expenses were immaterial for the three-month and six-month periods ended November 2, 2025 and October 27, 2024.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2026 and the subsequent five fiscal years follows:

(dollars in thousands)
2026	893
2027	1,279
2028	388
2029	227
2030	229
2031	348
$3,364
Less: interest	(278)
Present value of lease liabilities	$3,086

As of November 2, 2025, the weighted average remaining lease term and discount rate for our operating leases follows:

November 2, 2025
Weighted average lease term (in years)	3.13
Weighted average discount rate	5.54%

18. Commitments and Contingencies

Litigation

The company is involved in legal proceedings and claims which arise in the ordinary course of business. Management has determined that these actions, when ultimately concluded or settled, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of November 2, 2025, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve fund must be made before distributions of any dividend to shareholders. As of November 2, 2025, the company’s statutory surplus reserve was $4.1 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the six-month periods ended November 2, 2025, and October 27, 2024, respectively. As of November 2, 2025, $3.2 million is available for additional repurchases of our common stock.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured bedding business to profitability, as well as our ability to successfully integrate our bedding and upholstery divisions and achieve the anticipated operating efficiency and cost reduction benefits of that and similar cost-reduction and efficiency initiatives. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The company's six months ended November 2, 2025, and October 27, 2024, represent 27-week and 26-week periods, respectively. We refer to the three months ended November 2, 2025 as the "second quarter" and the three months ended October 27, 2024 as the "comparable quarter".

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

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American bedding operations, including the closure and sale of the company's manufacturing facility and related land ("collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (5) reduce unallocated corporate expenses and shared service expenses. Refer to Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China, Burlington, North Carolina, and Vietnam.

Also, Read Window Products, LLC (“Read”), is a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery business segments and create one integrated Culp-branded business. As part of this strategic transformation, we are closing our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and are currently transitioning their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment. Refer to Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Executive Summary

Consolidated Results of Operations

	Three Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Net sales	$53,202	$55,674	(4.4)%
Gross profit	5,782	5,990	(3.5)%
Gross profit margin	10.9%	10.8%	10bp
Selling, general, and administrative expenses	8,738	9,359	(6.6)%
Restructuring expense	499	2,031	(75.4)%
Loss from operations	(3,455)	(5,400)	(36.0)%
Operating margin	(6.5)%	(9.7)%	320bp
Loss before income taxes	(4,099)	(5,694)	(28.0)%
Income tax (expense) benefit	(207)	50	(514.0)%
Net loss	(4,306)	(5,644)	(23.7)%

	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Net sales	$103,893	$112,211	(7.4)%
Gross profit	13,010	11,066	17.6%
Gross margin	12.5%	9.9%	260bp
Selling, general, and administrative expenses	17,858	18,655	(4.3)%
Restructuring credit (expense)	3,010	(4,662)	N.M.
Loss from operations	(1,838)	(12,251)	(85.0)%
Operating margin	(1.8)%	(10.9)%	910bp
Loss before income taxes	(2,961)	(12,715)	(76.7)%
Income tax expense	(1,576)	(190)	729.5%
Net loss	(4,537)	(12,905)	(64.8)%

Net Sales

Overall, our consolidated net sales for the second quarter of fiscal 2026 decreased by (4.4)% compared with the same period a year ago, with bedding sales increasing by 2.3% and upholstery sales decreasing by (12.3)%. Our consolidated net sales for the first half of fiscal 2026 decreased by (7.4)%, compared with the same period a year ago, with bedding sales increasing by 1.1% and upholstery sales decreasing by (16.6)%.

Market conditions in the home furnishings and bedding industry remain unsettled, with consumer uncertainty and subdued housing activity continuing to pressure demand and weigh on unit sales. Despite these challenges, as well as added complexity from global trade and tariff dynamics, our consolidated net sales improved sequentially from the first quarter (which included an additional week), with bedding sales growing both sequentially and year-over-year supported by solid trends in our knit fabric and sewn cover product lines. We also continue to gain market share in key bedding customer segments. Encouragingly, the bedding market shows some signs of stabilization—albeit at lower levels—and we anticipate some potential demand improvement driven by product replacement cycles.

Upholstery sales were flat sequentially with the first quarter but declined year-over-year, reflecting the broader softness in the home furnishings market and its impact on residential upholstery. Residential upholstery sales within our U.S. customer base remained relatively stable during the quarter, while direct sales to customers in China and other regions faced some more localized challenges. Sales in our commercial and hospitality upholstery business were down year-over-year, with demand in that area affected by project delays tied to current macroeconomic and market uncertainty.

While the markets we serve continue to face headwinds, the recently completed restructuring of our bedding platform coupled with the completion of several additional restructuring and integration initiatives in the second half of the fiscal year will give us an optimized global platform for bedding and upholstery products that is unique in the home furnishings industry. We believe this platform, combined with our strengths in product development and customer service, positions us to capture additional market share in the current environment and accelerate sales growth as conditions improve.

See the Segment Analysis section below for further details.

Gross Profit

Consolidated gross profit for the second quarter of fiscal 2026 was $5.8 million, a decrease of (3.5)%, compared with consolidated gross profit of $6.0 million for the second quarter of fiscal 2025, with bedding gross profit increasing 26.9% and upholstery gross profit decreasing (16.3)%. Consolidated gross profit for the first half of fiscal 2026 was $13.0 million, an increase of $1.9 million, or 17.6%, compared with consolidated gross profit of $11.1 million for the first half of fiscal 2025, with bedding gross profit increasing $3.9 million, or 185.4%, and upholstery gross profit decreasing $(1.9) million, or (19.7)%.

Lower upholstery sales volumes impacted gross profitability during the quarter, but the cost reductions and efficiency gains in the bedding segment following the restructuring initiatives completed in fiscal 2025 drove overall improvement in consolidated gross profit for the first half of the year.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the second quarter of fiscal 2026 was $(4.1) million, an improvement of $1.6 million, or 28.0%, compared with loss before income taxes of $(5.7) million for the same period a year ago. Overall, our loss before income taxes for the first half of fiscal 2026 was $(3.0) million, an improvement of $9.8 million, or 76.7%, compared with loss before income taxes of $(12.7) million for the same period a year ago.

Our operating performance continues to benefit from the lower costs and efficiencies flowing from our recently restructured bedding manufacturing platform, as well as additional actions to reduce selling, general and administrative expenses, which were lower during the quarter. Excluding restructuring and related expenses, our operating performance improved significantly year-over-year despite lower upholstery sales volumes.

We continue to make adjustments to our business following the restructuring of our bedding platform in fiscal 2025, including consolidations of our upholstery distribution and Read window treatment operations into our owned U.S. manufacturing campus and the reduction of our facility footprint in China, all of which are on track for completion this fiscal year. We expect these additional initiatives, along with recently implemented price increases to mitigate tariff impacts, to further enhance our overall operating profile going forward.

Income Taxes

We recorded income tax expense of $1.6 million, or (53.2)% of loss before income taxes, for the six-month period ended November 2, 2025, compared with income tax expense of $190,000, or (1.5)% of loss before income taxes, for the six-month period ended October 27, 2024.

Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first half of fiscal 2026 and 2025. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(8.1) million and $(12.4) million that were incurred during the first half of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(565,000) and $(727,000) that were incurred during the first half of fiscal 2026 and 2025, respectively.

During the first half of fiscal 2026, we incurred a consolidated pre-tax loss of $(3.0) million, compared with a significantly higher consolidated pre-tax loss of $(12.7) million during the first half of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2026, as compared with the first half of fiscal 2025.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of November 2, 2025, our cash and cash equivalents (collectively, “cash”) totaled $10.7 million, which represents an increase of $5.1 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to: (i) net borrowings on our lines of credit of $5.3 million during the first half of fiscal 2026, an increase of $1.3 million compared with the first half of fiscal 2025, and (ii) proceeds from the sale of property, plant, and equipment totaling $979,000, partially offset by net cash used in operating activities of $(1.2) million.

Our net cash used in operating activities of $(1.2) million improved for the first half of fiscal 2026, compared with net cash used in operating activities of $(2.6) million during the first half of fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses from savings associated with our restructuring activities announced on May 1, 2024, and April 24, 2025 (refer to section titled "-- Segment Analysis -- Consolidated Other Income Statement Categories -- Restructuring Activities for further details regarding our restructuring initiatives), and (ii) an increase in cash flow from accounts receivable due to shorter payment trends associated with the upholstery segment during the second quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025; partially offset by: (i) a decrease in cash flow from inventory related to strategically sourcing certain fabrics that have longer lead times to acquire, rising prices, and tariffs imposed in accordance with U.S. trade policy, and (ii) a decrease in cash flow from accounts payable due to a decline in consumer demand.

We had outstanding borrowings totaling $18.3 million under our line of credit agreements, of which $11.3 million and $7.0 million were reported in lines of credit-current and line of credit-long term, respectively, on the November 2, 2025, Consolidated Balance Sheet.

Segment Analysis

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g. restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g. restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e. restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Bedding Segment

	Three Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Net sales	$30,763	$30,074	2.3%
Gross profit	3,102	2,444	26.9%
Gross profit margin	10.1%	8.1%	200bp

	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Net sales	$58,809	$58,150	1.1%
Gross profit	6,044	2,118	185.4%
Gross profit margin	10.3%	3.6%	670bp

Net Sales

Bedding net sales increased 2.3% during the second quarter of fiscal 2026 compared with the same period a year ago. Bedding net sales for the first half of fiscal 2026 increased by 1.1%, compared with the same period a year ago.

We were able to increase our bedding sales during the quarter both sequentially and year-over-year despite continuing headwinds from the macroeconomic environment generally, and consumer purchasing hesitancy and muted housing activity more specifically, pressuring demand across the bedding market, as well as additional complexities and uncertainties created by the volatile global trade and tariff landscape. We continued to see growth in certain of our knit fabric and sewn cover product lines during the quarter, which supported our ability to gain market share in key customer segments.

Looking ahead, we see some encouraging indications that the bedding market may be stabilizing to a degree, although at lower unit levels, and we see potential for improvement in demand driven by product replacement cycles. We will continue to focus on expanding placements with key customers and growing market share to increase revenue, but expect continued sales pressure in the current macroeconomic environment. We continue to believe that significant future sales growth is dependent upon a broad industry recovery cycle along with improved economic and global trade stability. Moreover, ongoing geopolitical risks, including the conflicts in Ukraine and the Middle East, could also disrupt global markets and affect our sales.

Gross Profit (Loss)

Gross profit was $3.1 million for the second quarter of fiscal 2026, an increase of 26.9%, compared with gross profit of $2.4 million for the second quarter of fiscal 2025. Gross profit for the first half of fiscal 2026 was $6.0 million, an increase of $3.9 million, or 185.4%, compared with gross profit of $2.1 million for the first half of fiscal 2025.

As anticipated, the cost reductions and efficiency improvements generated by the restructuring of our bedding segment in fiscal 2025, along with pricing adjustments, continued to drive significantly improving gross profit in this segment during the quarter. We anticipate continued profitability improvement and potential future gains supported by our segment integration initiatives and resulting shared management model.

Segment assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; right of use assets; and assets held for sale:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Accounts receivable	$11,199	$10,352	$10,576
Inventory	34,539	29,253	33,293
Property, plant & equipment	21,088	24,702	23,259
Right of use assets	$—	275	125
Assets held for sale	124	3,301	2,177
Total segment assets	$66,950	$67,883	$69,430

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 2, 2025, accounts receivable of $11.2 million increased by $847,000, or 8.2%, compared with accounts receivable totaling $10.4 million as of October 27, 2024. This increase was driven by an increase in net sales of 2.3% during the second quarter of fiscal 2026, compared with the same period a year ago. In addition, this increase reflects longer payment trends with key customers during the second quarter of fiscal 2026, compared with second quarter of fiscal 2025. Accordingly, days’ sales outstanding increased to 33 days for the second quarter of fiscal 2026, from 31 days for the second quarter of fiscal 2025.

As of November 2, 2025, accounts receivable totaling $11.2 million, increased by $623,000, or 5.9%, compared with accounts receivable totaling $10.6 million as of April 27, 2025. This increase represents an increase in net sales during the second quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. During the second quarter of fiscal 2026, bedding sales were $30.8 million, an increase of $3.6 million or 13.5%, compared with $27.1 million during the fourth quarter of fiscal 2025. However, the increase in net sales was partially offset by faster payment trends with key customers during the second quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. Accordingly, days’ sales outstanding decreased to 33 days for the second quarter of fiscal 2026, from 35 days for the fourth quarter of fiscal 2025.

Inventory

As of November 2, 2025, inventory of $34.5 million increased by $5.3 million, or 18.1%, compared with inventory totaling $29.3 million as of October 27, 2024. In connection with the restructuring activity announced on May 1, 2024 (see Note 10 of the consolidated financial statements for further details), the increase in inventory reflects a transition to strategically source certain mattress fabrics with long-standing supply partners. As a result of this increased sourcing, more finished goods inventory is required to be on hand due to longer lead times to acquire products and accommodate our customers. In addition, the increase in inventory is also due to rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

As of November 2, 2025, inventory of $34.5 increased by $1.2 million, or 3.7%, compared with inventory totaling $33.3 million as of April 27, 2025. This increase in inventory is due primarily to rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

Inventory turns were 3.2 for the second quarter of fiscal 2026, as compared with 4.1 for the second quarter of fiscal 2025, and 2.9 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and bedding industries, as well as restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the second quarter of fiscal 2026. See note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $21.1 million as of November 2, 2025, represents property, plant, and equipment of $20.2 million and $842,000 located in the U.S. and Haiti, respectively. The $24.7 million as of October 27, 2024, represents property, plant, and equipment of $22.2 million, $1.6 million, and $889,000 located in the U.S., Canada, and Haiti, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.

Right of Use Assets

Right of use assets have steadily decreased due to restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the second quarter fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and the closure of two leased facilities located in Quebec, Canada.

As of November 2, 2025, the bedding segment did not have any right of use assets due to the closure of the above mentioned facilities. The $275,000 and $125,000 as of October 27, 2024, and April 27, 2025, respectively, represents a right of use asset located in Haiti.

Assets Held for Sale

Assets held for sale are associated with our restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the second quarter of fiscal 2026. Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Segment

Net Sales

	Three Months Ended
(dollars in thousands)	November 2, 2025		October 27, 2024		% Change
Non-U.S. Produced	$21,021	94%	$22,372	87%	(6.0)%
U.S. Produced	1,418	6%	3,228	13%	(56.1)%
Total	$22,439	100%	$25,600	100%	(12.3)%

	Six Months Ended
(dollars in thousands)	November 2, 2025		October 27, 2024		% Change
Non-U.S. Produced	$41,729	93%	$47,709	88%	(12.5)%
U.S. Produced	3,355	7%	6,352	12%	(47.2)%
Total	$45,084	100%	$54,061	100%	(16.6)%

Upholstery net sales decreased (12.3)% during the second quarter of fiscal 2026 compared with the same period a year ago. Upholstery net sales for the first half of fiscal 2026 decreased by (16.6)%, compared with the same period a year ago.

Conditions in the upholstery market continue to be unsettled, impacting demand in our residential fabric business. The macroeconomic environment has also pressured project activity in the commercial and hospitality fabric markets we serve. Our year-over-year sales decline during the quarter is attributable to both of these dynamics, as well as the additional pressure on demand from tariff volatility. Despite the difficult environment, we were able to maintain relatively stable sales within our U.S. residential upholstery customer base during the quarter, offset by challenged revenue conditions within China and other countries.

Looking ahead, we expect conditions in the home furnishings market to continue to be in flux to some degree. However, as conditions ultimately do improve and a broad market recovery begins, we believe the scale and efficiency enhancements driven by the integration initiatives to be completed in our upholstery segment in fiscal 2026, along with our innovative product offerings and multi-location production and sourcing platforms, will position our upholstery segment to accelerate sales growth.

Notably, the macroeconomic impact of the ongoing geopolitical disruptions related to conflicts in Ukraine and the Middle East remain unknown and depend on factors beyond our control. At this time, we cannot reasonably estimate the impact on our upholstery fabrics segment, but we note that if conditions worsen, including shipping disruptions related to conflicts in the Middle East, the impact on our operations, and/or on our suppliers, customers, consumers, and the global economy, could adversely affect our financial performance.

Gross Profit

	Three Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Gross profit	$3,611	$4,315	(16.3)%
Gross margin	16.1%	16.9%	(80)bp

	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	Change
Gross profit	$7,897	$9,833	(19.7)%
Gross margin	17.5%	18.2%	(70)bp

Upholstery gross profit was $3.6 million for the second quarter of fiscal 2026, a decrease of $(704,000), or (16.3)%, compared with upholstery gross profit of $4.3 million for the second quarter of fiscal 2025. Upholstery gross profit for the first half of fiscal

2026 was $7.9 million, a decrease of $(1.9) million, or (19.7)%, compared with upholstery gross profit of $9.8 million for the first half of fiscal 2025.

The profitability decline in our upholstery segment during the second quarter of fiscal 2026 primarily stems from lower comparable sales. Nevertheless, we were encouraged by our ability to sustain solid gross margins despite the challenging market conditions across home furnishings and residential upholstery.

Looking ahead, the residential home furnishings sector continues to face headwinds from shifting consumer spending patterns, global trade negotiations and tariff increases, inflationary pressures, declining home sales, and other macroeconomic factors affecting discretionary purchases. As a result, we expect the current low-demand environment for residential upholstery fabrics to weigh on profitability until the market enters a recovery cycle. To strengthen performance, we are consolidating our U.S. upholstery distribution and window treatment operations into our owned facility in North Carolina, with completion on track for fiscal 2026. These initiatives are expected to deliver meaningful profitability improvements. In addition, we are implementing further cost-reduction and efficiency measures, including rationalizing our facility footprint in China, which should be completed this fiscal year and enhance the upholstery segment’s profitability profile. We remain prepared to make additional operational adjustments as needed to align with demand trends while continuing to deliver high-quality service to our customers.

Segment Assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; and right of use assets:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
Accounts receivable	$9,443	$11,978	$11,268
Inventory	15,402	15,879	16,016
Property, plant & equipment	785	1,188	1,010
Right of use assets	1,224	1,120	2,678
Total Segment Assets	$26,854	$30,165	$30,972

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of November 2, 2025, accounts receivable of $9.4 million decreased by $(2.5) million, or (21.2)%, compared with $12.0 million as of October 27, 2024. This trend was driven by a decrease in net sales of (12.3)% during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. In addition, this decrease in accounts receivable is due to shorter payment trends during the second quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the second quarter of fiscal 2025, as compared with the second quarter of fiscal 2026. Accordingly, days’ sales outstanding was 35 days for the second quarter of fiscal 2026, as compared with 39 days for the second quarter of fiscal 2025.

As of November 2, 2025, accounts receivable of $9.4 million decreased by $(1.8) million, or (16.2)%, compared with $11.3 million as of April 27, 2025. This decrease in accounts receivable is mostly due to shorter payment trends during the second quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025, as compared with the second quarter of fiscal 2026. Accordingly, days’ sales outstanding decreased to 35 days for the second quarter of fiscal 2026, from 46 days for the fourth quarter of fiscal 2025.

Inventory

As of November 2, 2025, inventory of $15.4 million, decreased by $(477,000), or (3.0)%, compared with $15.9 million as of October 27, 2024. This decrease in inventory is mostly due to: (i) a decrease in net sales due to lower consumer demand; (ii) diligent inventory management due to uncertainty associated with tariffs imposed in accordance with U.S. trade policies, along with (iii) a concerted effort to liquidate aged inventory in connection with the closure of our leased upholstery facilities located Burlington, North Carolina and Knoxville, Tennessee associated with our restructuring initiative announced on April 24, 2025. Also, the decrease in inventory noted above was partially offset by rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

As of November 2, 2025, inventory of $15.4 million decreased by $(614,000), or (3.8)%, compared with $16.0 million as of April 27, 2025. This trend is driven by diligent inventory management due to uncertainty associated with tariffs imposed in accordance with U.S. trade policies, and a concerted effort to liquidate aged inventory in connection with the closure of our leased upholstery facilities located Burlington, North Carolina and Knoxville, Tennessee. Also, the decrease in inventory noted above was partially offset by rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

Inventory turns were 5.0 for the second quarter of fiscal 2026, as compared with 5.1 for the second quarter of fiscal 2025 and 4.0 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

As of November 2, 2025, property, plant, and equipment remained relatively flat compared with October 27, 2024, and April 27, 2025, respectively. This trend is mainly due to a reduced level of capital spending commensurate with current unfavorable macro-economic conditions within the home furnishings industry.

The $785,000 as of November 2, 2025, represents property, plant, and equipment of $737,000 and $48,000 located in the U.S. and China, respectively. The $1.2 million as of October 27, 2024, represents property, plant, and equipment of $1.1 million and $95,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.

Right of Use Assets

As of November 2, 2025, right of use assets of $1.2 million remained flat, compared with $1.1 million as of October 27, 2024.

As of November 2, 2025, right of use assets of $1.2 million, decreased by $(1.5) million, or (54.3)%, compared with $2.7 million as of April 27, 2025. The right of use assets of $2.7 million as of April 27, 2025, included the renewal of certain lease agreements associated with our operations located in Shanghai, China and Burlington, North Carolina during the third and fourth quarters of fiscal 2025. The decrease in right of use assets as of November 2, 2025, compared with April 27, 2025, represents rent expense incurred over the terms of the existing respective lease agreements.

The $1.2 million as of November 2, 2025, represents right of use assets of $725,000 and $499,000 located in China and the U.S., respectively. The $1.1 million as of October 27, 2024, represents right of use assets of $925,000 and $195,000 located in the U.S. and China, respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.

Consolidated - Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	% Change
SG&A expenses	$8,738	$9,359	(6.6)%
Restructuring expense	499	2,031	(75.4)%
Interest expense	(199)	(30)	563.3%
Interest income	249	244	2.0%
Other expense	694	508	36.6%

	Six Months Ended
(dollars in thousands)	November 2, 2025	October 27, 2024	% Change
SG&A expenses	$17,858	$18,655	(4.3)%
Restructuring credit (expense)	3,010	$(4,662)	N.M.
Interest expense	(381)	(58)	556.9%
Interest income	483	507	(4.7)%
Other expense	1,225	913	34.2%

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025, was primarily due to: (i) a decrease in net sales of (4.4)% and (7.4)% during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025, respectively; (ii) lower professional fees; and (iii) cost reduction initiatives in connection with our restructuring and integration activities announced on May 1, 2024, and April 24, 2025 (see Note 10 of the consolidated financial statements for further details and descriptions of our restructuring initiatives). Also, additional SG&A expenses were incurred during the first half of fiscal 2026, compared with the first half of fiscal 2025, as the first half of fiscal 2026 and 2025 represented 27-week and 26-week periods, respectively.

Restructuring Activities

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American bedding operations, including the closure and sale of the Property located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (v) reduce unallocated corporate and shared service expenses.

The above restructuring activities related to the May 1, 2024 announcement were mostly completed by the end of the second quarter of fiscal 2026, including the sale of the Property and certain equipment located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property and equipment totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for six-month period ended November 2, 2025. See Notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which related to the bedding segment.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that will combine certain activities within the bedding and upholstery segments and create one integrated Culp-branded business. As part of this strategic transformation, we are closing our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and are currently transitioning their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

The estimated cumulative restructuring and restructuring related charges for this initiative are expected to be $2.6 million, of which $1.1 million is expected to be cash expenditures. The $2.6 million of estimated cumulative restructuring and restructuring related charges associated with this initiative represents: (i) a non-cash charge for impairment of Read's tradename totaling $540,000 (see Note 6 located in the notes to the consolidated financial statements for further details); (ii) a non-cash charge of $393,000 associated with the disposal and markdowns of inventory; (iii) non-cash lease termination costs of $116,000; (iv) non-cash accelerated depreciation expense, along with impairments and losses on disposal of fixed assets totaling $399,000; (v) cash charges for employee termination benefits of $386,000; (vi) cash charges for facility consolidation and relocation expenses of $655,000; and (vii) cash charges for other associated costs of $69,000. We expect the initiatives associated with this strategic transformation to be substantially completed by the end of the third quarter of fiscal 2026.

The following summarizes restructuring expense (credit) and restructuring related charges associated with the above announcements for the three-month and six-month periods ended November 2, 2025:

	Three Months Ended	Six Months Ended
(dollars in thousands)	November 2, 2025	November 2, 2025
Additional depreciation expense for shortened useful lives	$87	$109
Employee termination benefits	174	170
Lease termination (credit) expense	(22)	40
Facility consolidation and relocation expenses	204	256
Net gain from the sale and impairment of property, plant, and equipment	(2)	(3,750)
Other associated costs	58	165
Loss on disposal and markdowns of inventory	931	931
Restructuring expense (credit) and restructuring related charges (1) (2) (3)	$1,430	$(2,079)

(1) Of the total $1.4 million restructuring expense and restructuring related charge, $499,000 and $931,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended November 2, 2025. Of the total $1.4 million restructuring expense and restructuring related charge, $976,000 and $454,000 related to the upholstery and bedding segments, respectively.

(2) Of the total $(2.1) million net restructuring credit and restructuring related charge, a $(3.0) million credit and $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ended November 2, 2025. Of the total ($2.1) million net restructuring credit and restructuring related charge, a credit of ($3.2) million and a charge of $1.1 million related to the bedding and upholstery segments, respectively.

(3) Of the total $1.4 million restructuring expense and restructuring related charge for the three months ended on November 2, 2025, $975,000 and $455,000 related to the restructuring activities announced on April 24, 2025 and May 1, 2024, respectively. Of the total $(2.1) million net restructuring credit and restructuring related charge for the six months ended November 2, 2025, a credit of $(3.4) million and a charge of $1.3 million related to the restructuring activities announced on May 1, 2024 and April 24, 2025, respectively.

The following summarizes restructuring expense and restructuring related charges associated with the May 1, 2024 announcement described above for the three-month and six-month periods ended October 27, 2024:

	Three Months Ended	Six Months Ended
(dollars in thousands)	October 27, 2024	October 27, 2024
Additional depreciation expense for shortened useful lives	$465	$1,340
Employee termination benefits	563	1,252
Lease Termination Costs	179	849
Facility consolidation and relocation expenses	896	1,149
Net gain from the sale and impairment of property, plant, and equipment	(105)	(10)
Other associated costs	33	82
Loss on disposal and markdowns of inventory	769	885
Restructuring expense and restructuring related charges (1) (2)	$2,800	$5,547

(1) Of the total $2.8 million restructuring expense and restructuring related charge, $2.0 million and $769,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended October 27, 2024. Of the total $2.8 million, $2.8 million and $29,000 related to the bedding and upholstery segments, respectively.

(2) Of the total $5.5 million restructuring expense and restructuring related charge, $4.7 million and $885,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the six-month period ended October 27, 2024. Of the total $5.5 million, $5.4 million and $147,000 related to the bedding and upholstery segments, respectively.

Interest Expense

The increase in interest expense during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025, reflects increased borrowings under line of credit agreements associated with our operations located in the U.S. and China.

Interest Income

During the second quarter and first half of fiscal 2026, interest income remained flat, compared with the second quarter and first half of fiscal 2025. This trend represents lower average cash balances during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025, offset by interest earned from a note receivable associated with the sale of the Property that occurred during the first quarter of fiscal 2026. During the second quarter and first half of fiscal 2026, interest income of $73,000 and $149,000, respectively, was earned from this note receivable, which such interest income was not earned during the second quarter and first half of fiscal 2025.

Refer to Notes 7 and 10 of the consolidated financial statements for further details regarding our note receivable and our restructuring activity announced on May 1, 2024.

Other Expense

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

The increase in other expense during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025, was mostly due to less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. During the second quarter and first half of fiscal 2026, we incurred foreign currency exchange rate losses associated with our operations located in China totaling $273,000 and $462,000, respectively, compared with foreign currency exchange rate losses of $186,000 and $231,000, respectively, incurred during the second quarter and first half of fiscal 2025. In addition, this increase in other expense included higher expenses associated with our rabbi trust that funds our deferred compensation liability during the second quarter and first half of fiscal 2026, compared with the second quarter and first half of fiscal 2025.

The $462,000 foreign currency exchange rate loss for the first half of fiscal 2026 described above was mostly non-cash and offset by an income tax benefit of $249,000. The income tax benefit of $249,000 was associated with tax deductible foreign currency exchange rate losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate loss derived from U.S. dollar denominated balance sheet accounts is considered tax deductible, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or (53.2)% of loss before income taxes, for the six-month period ended November 2, 2025, compared with income tax expense of $190,000, or (1.5)% of loss before income taxes, for the six-month period ended October 27, 2024.

Our consolidated effective income tax rates for the six-month periods ended November 2, 2025, and October 27, 2024, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the six-month periods ended November 2, 2025, and October 27, 2024, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the six-month periods ended November 2, 2025, and October 27, 2024:

	November 2,	October 27,
	2025	2024
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(55.7)	(18.8)
Withholding taxes associated with foreign jurisdictions	(6.2)	(0.7)
U.S. global intangible low tax income tax (GILTI)	(8.1)	—
Tax effects of local currency foreign exchange loss	(2.1)	(4.5)
Stock-based compensation	(0.8)	(0.4)
Uncertain income tax positions	0.6	2.6
Foreign income tax rate differential	(0.1)	—
Other (1)	(1.8)	(0.7)
Consolidated effective income tax rate (1) (2) (3)	(53.2)%	(1.5)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other and miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first half of fiscal 2026 and 2025, respectively. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(8.1) million and $(12.4) million that were incurred during the first half of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate , an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(565,000) and $(727,000) that were incurred during the first half of fiscal 2026 and 2025, respectively.

(3)
During the first half of fiscal 2026, we incurred a consolidated pre-tax loss of $(3.0) million, compared with a significantly higher consolidated pre-tax loss of $(12.7) million during the first half of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first half of fiscal 2026, as compared with the first half of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, we evaluated the provisions of OBBBA and determined OBBBA did not have an impact on our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the six months ended November 2, 2025, due to the application of a full valuation allowance applied against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of November 2, 2025, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of November 2, 2025, October 27, 2024, and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	November 2, 2025	October 27, 2024	April 27, 2025
U.S. federal and state net deferred income tax assets	$25,623	$22,060	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$27,953	$24,390	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of November 2, 2025, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

A U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of November 2, 2025, October 27, 2024, and April 27, 2025, we recorded a deferred income tax liability of $5.4 million, $5.0 million, and $5.2 million, respectively.

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

As of November 2, 2025, October 27, 2024, and April 27, 2025, we had $845,000, $1.4 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $845,000, $1.4 million, and $790,000 as of November 2, 2025, October 27, 2024, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $845,000 as of November 2, 2025, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth taxes paid by jurisdiction:

	Six Months	Six Months
	Ended	Ended
	November 2,	October 27,
(dollars in thousands)	2025	2024
U.S. Federal - Transition Tax Payment	831	665
U.S. State - Income Tax Payment	4	—
Canada - Income Tax Payments	572	—
China - Income Tax Payments	279	578
	$1,686	$1,243

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of November 2, 2025, we believe: (i) our cash of $10.7 million; (ii) improvements in cash flow from operations stemming from expected cash savings from our recent restructuring activities, (iii) the current availability under our U.S. line of credit totaling $17.4 million (refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements), and (iv) proceeds totaling $4.7 million from the collection of a note receivable associated with the sale of Property located in Quebec, Canada (see Note 7 of the consolidated financial statements for further details) will be sufficient to fund our: (i) foreseeable business needs; (ii) restructuring activities; (iii) capital expenditures; (iv) commitments; (v) contractual obligations; and (vi) income tax payments.

As of November 2, 2025, our cash totaled $10.7 million, which represents an increase of $5.1 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to: (i) net borrowings on our lines of credit of $5.3 million during the first half of fiscal 2026, an increase of $1.3 million compared with the first half of fiscal 2025, and (ii) proceeds from the sale of property, plant, and equipment totaling $979,000, partially offset by net cash used in operating activities of $(1.2) million.

Our net cash used in operating activities of $(1.2) million improved during the first half of fiscal 2026, compared with net cash used in operating activities of $(2.6) million during the first half of fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses from savings associated with our restructuring activities announced on May 1, 2024, and April 24, 2025 (refer to section titled "-- Segment Analysis -- Consolidated Other Income Statement Categories -- Restructuring Activities" for further details regarding our restructuring initiatives), and (ii) an increase in cash flow from accounts receivable due to shorter payment trends associated with the upholstery segment during the second quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025; partially offset by: (i) a decrease in cash flow from inventory related to strategically sourcing certain fabrics that have longer lead times to acquire, rising prices, and tariffs imposed in accordance with U.S. trade policy, and (ii) a decrease in cash flow from accounts payable due to a decline in consumer demand.

We had outstanding borrowings totaling $18.3 million under our line of credit agreements, of which $11.3 million and $7.0 million were reported in lines of credit - current and line of credit - long term, respectively, on the November 2, 2025, Consolidated Balance Sheet.

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

By Geographic Area

A summary of our cash by geographic area follows:

	November 2,	October 27,	April 27,
(dollars in thousands)	2025	2024	2025
United States	$585	$1,189	$151
China	9,285	9,102	4,723
Canada	827	49	701
Vietnam	15	41	38
Haiti	9	142	8
Cayman Islands	7	8	8
	$10,728	$10,531	$5,629

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

We did not repurchase any shares of common stock during the six-month periods ended November 2, 2025, or October 27, 2024, respectively.

As of November 2, 2025, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first half of fiscal 2026, fiscal 2025, 2024, or 2023.

Consolidated Basis - Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $40.0 million as of November 2, 2025, compared with $33.4 million as of October 27, 2024, and $43.4 million as of April 27, 2025. Operating working capital turnover was 5.2 during the second quarter of fiscal 2026, compared with 6.0 during the second quarter of fiscal 2025, and 5.7 during the fourth quarter of fiscal 2025.

Accounts Receivable

Accounts receivable was $20.6 million as of November 2, 2025, a decrease of $(1.7) million, or (7.6)%, compared with $22.3 million as of October 27, 2024. This trend reflects a decrease in net sales of (4.4)% for the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, which related to the upholstery segment. Days’ sales outstanding was 34 days and 35 days for the second quarters of fiscal 2026 and fiscal 2025, respectively.

Accounts receivable was $20.6 million as of November 2, 2025, a decrease of $(1.2) million, or (5.5)%, compared with $21.8 million as of April 27, 2025. This decrease in accounts receivable is mostly due to shorter payment trends associated with the upholstery segment during the second quarter of fiscal 2026, as we experienced a higher sales mix with customers who had longer credit terms during the fourth quarter of fiscal 2025, as compared with the second quarter of fiscal 2026. Accordingly, days’ sales outstanding decreased to 34 days for the second quarter of fiscal 2026, from 40 days for the fourth quarter of fiscal 2025. However, the decrease in accounts receivable due to shorter payment trends was partially offset by an increase in net sales mostly associated with the bedding segment during the second quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. During the second quarter of fiscal 2026, bedding sales were $30.8 million, an increase of $3.6 million or 13.5%, compared with $27.1 million during the fourth quarter of fiscal 2025.

Inventory

Inventory was $49.9 million as of November 2, 2025, an increase of $4.8 million, or 10.7%, compared with $45.1 million as of October 27, 2024. In connection with the restructuring activity announced on May 1, 2024, which mostly related to the bedding segment (see Note 10 of the consolidated financial statements for further details), the increase in inventory reflects a transition to strategically source certain mattress fabrics with long-standing supply partners. As a result of this increased sourcing, more finished goods inventory is required to be on hand due to longer lead times to acquire products and accommodate our customers. The increase in inventory due to the above restructuring initiative was partially offset by a decrease in inventory related to the upholstery segment. The decrease in inventory related to the upholstery segment represents: (i) a decrease in net sales due to lower consumer demand; (ii) diligent inventory management due to uncertainty associated with tariffs imposed in accordance with U.S. trade policies, along with (iii) a concerted effort to liquidate aged inventory in connection with the closure of our leased upholstery facilities located Burlington, North Carolina and Knoxville, Tennessee. Also, inventory for both the bedding and the upholstery segments were affected by rising costs and tariffs imposed in accordance with U.S. trade policies related to imported products.

Inventory was $49.9 million as of November 2, 2025, an increase of $632,000, or 1.3%, compared with $49.3 million as of April 27, 2025. This increase in inventory was mostly due to rising costs to produce and source inventory, along with tariffs imposed by in accordance with U.S. trade policies related to imported products, affecting both the bedding and the upholstery segments.

Inventory turns were 3.7 for the second quarter of fiscal 2026, as compared with 4.5 for the second quarter of fiscal 2025, and 3.3 for the fourth quarter of fiscal 2025.

Accounts Payable - Trade

Accounts payable - trade was $29.7 million, as of November 2, 2025, a decrease of $(2.7) million, or (8.4)%, compared with $32.4 million as of October 27, 2024. This trend represents a decline in inventory purchases related to a decrease in consumer demand and diligent inventory management associated with our upholstery segment, partially offset by an increase in inventory purchases associated with our bedding segment that reflects a transition to strategically source certain mattress fabrics with long-standing supply partners. As a result of this increased sourcing from our bedding segment, more finished goods inventory is required to be on hand due to longer lead times to acquire products and accommodate our customers. Lastly, accounts payable was adversely affected by rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products, affecting both the bedding and the upholstery segments.

Accounts payable - trade was $29.7 million, as of November 2, 2025, an increase of $2.3 million, or 8.6%, compared with $27.3 million as of April 27, 2025. This increase was due to the same reasons discussed in the prior paragraph as it relates to the bedding segment.

Financing Arrangements

Currently, we have line of credit agreements with banks for our U.S parent company and our operations located in China. As of November 2, 2025, we had outstanding borrowing associated with our line of credit agreements totaling $18.3 million, of which $11.3 million and $7.0 million were reported in lines of credit-current and line of credit- long term. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of November 2, 2025, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our line of credit agreements, which includes a Third Amendment to our U.S. revolving credit agreement effective June 12, 2025.

Leases

Refer to Note 17 of the consolidated financial statements for further disclosures regarding our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis for the first half of fiscal 2026 totaled $218,000, compared with $1.6 million for the first half of fiscal 2025. Our decision to reduce our level of capital expenditures is due to the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

During the first half of fiscal 2026, we reported depreciation expense of $2.2 million, compared with $3.1 million for the same period a year ago, which was mostly related to our bedding segment for both periods. We reported accelerated depreciation of $109,000 that was classified within restructuring credit in the Consolidated Statement of Net loss for the six-month period ended November 2, 2025. The $109,000 of accelerated depreciation related to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina. We reported accelerated depreciation of $1.3 million that was classified within restructuring expense in the Consolidated Statement of Net Loss for the six-month period ended October 27, 2024. The $1.3 million of accelerated depreciation related to the shortening of useful lives of equipment associated with the closure of our operations located in Quebec, Canada. See Note 10 of the consolidated financial statements for further details and descriptions of our restructuring activities announced on May 1, 2024 and April 24, 2025.

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

Critical Accounting Policies and Recent Accounting Developments

As of November 2, 2025, there were no changes in our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended April 27, 2025.

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

We recently implemented price increases designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., including those imported from China, and we are initiating additional surcharges in response to new tariffs on imports from Haiti, Turkey and elsewhere during the second quarter. While the majority of these price increases began to phase in and become effective as of the second quarter of fiscal 2026, the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

Further, persistent inflationary pressures significantly curtailed consumer spending during fiscal 2023, with effects extending into fiscal 2024, 2025, and 2026. This economic environment contributed to a broader slowdown in both the mattress and residential home furnishings markets, leading to lower demand from home furnishings manufacturers for our mattress fabrics and residential upholstery fabrics across this period. The duration and future impact of these trends remain uncertain, and it is difficult to predict how inflationary conditions may continue to influence consumer behavior and the broader economic cycle for home furnishings products over the near and long term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates regarding our credit agreements.

Revolving Credit Agreement - United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A., permits both base rate borrowings and borrowings that require interest to be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The annual interest rate under the Credit Agreement as of November 2, 2025, was 6.02%. As of November 2, 2025, outstanding borrowings under the Credit Agreement totaled $7.0 million.

Credit Agreements - China Operations

On November 5, 2024, we entered into an unsecured credit agreement with the Bank of China that provides for a 10.0 million RMB ($1.4 million USD as of November 2, 2025) working capital loan. Interest is charged at a rate determined by the Bank of China, which was 2.6% per year as of November 2, 2025. As of November 2, 2025, the outstanding balance under this working capital loan was 10.0 million RMB ($1.4 million USD).

Effective March 5, 2025, we entered into a separate unsecured credit agreement with the Agricultural Bank of China ("ABC") that provides for a line of credit up to 29.0 million RMB ($4.1 million USD as of November 2, 2025). Interest is charged at a rate determined by ABC, which was 2.60% per year as of November 2, 2025. As of November 2, 2025, the outstanding balance under this agreement was 29.0 million RMB ($4.1 million USD).

During the first quarter of fiscal 2026, we entered into unsecured working capital loan agreements with ABC that provide for 21.0 RMB ($3.0 million USD as of November 2, 2025). Interest is charged at a rate determined by ABC, which ranged from 2.50% to 2.6% during the first half of fiscal 2026. As of November 2, 2025, the outstanding balance under this agreement was 21.0 million RMB ($3.0 million USD).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which were paid in full at the time of borrowings, and therefore borrowings under these arrangements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency and a substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of November 2, 2025, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of November 2, 2025, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended November 2, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended November 2, 2025. Our legal proceedings are disclosed in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended November 2, 2025, from the risk factors disclosed in Item 1A “Risk Factors” of the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
August 4, 2025 to September 7, 2025	—	—	—	$3,248,094
September 8, 2025 to October 5, 2025	—	—	—	$3,248,094
October 6, 2025 to November 2, 2025	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended November 2, 2025, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

In accordance with applicable SEC rules, the following is intended to satisfy the Company’s Item 5.02 Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On December 11, 2025, Alexander B. Jones resigned from the Culp, Inc. Board of Directors, including its Audit, Compensation and Strategy Committees, effective immediately. Mr. Jones’ resignation is not due to any disagreement with Culp, Inc. related to its operations, policies or practices.

Item 6. Exhibits

The following exhibits are submitted as part of this report.

10.1 Form of Long-Term Incentive Award Agreement.

10.2 Form of Restricted Stock Unit Award Agreement.

10.3 Form of Annual Incentive Award Agreement.

10.4 Form of Restricted Stock Unit Award Agreement.

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

CULP, INC. (Registrant)

Date: December 12, 2025	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Ronald S. Chandler
Ronald S. Chandler
Vice President and Corporate Controller
(Authorized to sign on behalf of the registrant and also signing as principal accounting officer)