Form 10-Q
period 2026-02-01
CULP INC
filed 2026-03-13
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2026

Commission File No. 1-12597

CULP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

410 W. English Road 5th Floor
High Point, North Carolina	27262
(Address of principal executive offices)	(zip code)

(336) 889-5161

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, par value $.05/ Share	CULP	Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of March 11, 2026: 12,662,784

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended February 1, 2026

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 1, 2026, AND JANUARY 26, 2025

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	February 1,	January 26,
	2026	2025
Net sales	$47,965	$52,253
Cost of sales	(42,642)	(45,906)
Gross profit	5,323	6,347
Selling, general and administrative expenses	(8,464)	(8,579)
Restructuring expense	(584)	(1,655)
Loss from operations	(3,725)	(3,887)
Interest expense	(183)	(63)
Interest income	375	255
Other income	393	15
Loss before income taxes	(3,140)	(3,680)
Income tax expense	(292)	(446)
Net loss	$(3,432)	$(4,126)

Net loss per share - basic	$(0.27)	$(0.33)
Net loss per share - diluted	$(0.27)	$(0.33)
Average shares outstanding, basic	12,663	12,559
Average shares outstanding, diluted	12,663	12,559

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

FOR THE NINE MONTHS ENDED FEBRUARY 1, 2026, AND JANUARY 26, 2025

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	NINE MONTHS ENDED
	February 1,	January 26,
	2026	2025
Net sales	$151,859	$164,464
Cost of sales	(133,525)	(147,050)
Gross profit	18,334	17,414
Selling, general and administrative expenses	(26,321)	(27,235)
Restructuring credit (expense)	2,425	(6,317)
Loss from operations	(5,562)	(16,138)
Interest expense	(565)	(121)
Interest income	859	761
Other expense	(833)	(898)
Loss before income taxes	(6,101)	(16,396)
Income tax expense	(1,868)	(635)
Net loss	$(7,969)	$(17,031)

Net loss per share - basic	$(0.63)	$(1.36)
Net loss per share - diluted	$(0.63)	$(1.36)
Average shares outstanding, basic	12,619	12,514
Average shares outstanding, diluted	12,619	12,514

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 1, 2026, AND JANUARY 26, 2025

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	February 1,	January 26,
	2026	2025
Net loss	$(3,432)	$(4,126)
Unrealized holding loss on investments, net of tax	(64)	(5)
Comprehensive loss	$(3,496)	$(4,131)

	NINE MONTHS ENDED
	February 1,	January 26,
	2026	2025
Net loss	$(7,969)	$(17,031)
Unrealized holding gain on investments, net of tax
Unrealized holding gain on investments	167	98
Reclassification adjustment for realized gain included in net loss	(4)	—
Total unrealized gain on investments	163	98
Comprehensive loss	$(7,806)	$(16,933)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 1, 2026, JANUARY 26, 2025, AND APRIL 27, 2025

UNAUDITED

(Amounts in Thousands)

	February 1,	January 26,	April 27,
	2026	2025	2025*
Current assets:
Cash and cash equivalents	$9,687	$5,279	$5,629
Short-term investments - rabbi trust	1,913	1,753	1,325
Accounts receivable, net	16,891	23,159	21,844
Inventories	52,208	48,599	49,309
Short-term notes receivable	5,166	526	280
Current income taxes receivable	—	1,137	—
Assets held for sale	—	2,214	2,177
Other current assets	2,579	2,619	2,970
Total current assets	88,444	85,286	83,534

Property, plant and equipment, net	21,614	25,939	24,836
Right of use assets	3,322	6,103	5,908
Intangible assets	386	1,594	960
Long-term investments - rabbi trust	5,050	6,250	5,722
Long-term notes receivable	936	1,254	1,182
Deferred income taxes	468	490	637
Other assets	533	639	591
Total assets	$120,753	$127,555	$123,370

Current liabilities:
Lines of credit - current	$11,508	$5,384	$8,114
Accounts payable - trade	29,643	32,717	27,323
Accounts payable - capital expenditures	24	439	23
Operating lease liability - current	1,138	2,025	2,394
Deferred compensation - current	1,913	1,753	1,325
Deferred revenue	624	697	422
Accrued expenses	5,560	6,079	5,333
Accrued restructuring	132	723	610
Income taxes payable - current	1,047	828	1,420
Total current liabilities	51,589	50,645	46,964

Line of credit - long-term	7,025	—	4,600
Operating lease liability - long-term	1,138	3,127	2,535
Income taxes payable - long-term	845	1,400	790
Deferred income taxes	4,846	6,582	5,155
Deferred compensation - long-term	5,090	6,151	5,686
Total liabilities	70,533	67,905	65,730
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,662,784 at February 1, 2026; 12,559,129 at January 26, 2025 and 12,559,129 at April 27, 2025	633	628	628
Capital contributed in excess of par value	45,970	45,461	45,589
Accumulated earnings	3,304	13,345	11,273
Accumulated other comprehensive income	313	216	150
Total shareholders' equity	50,220	59,650	57,640
Total liabilities and shareholders' equity	$120,753	$127,555	$123,370

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 1, 2026, AND JANUARY 26, 2025

UNAUDITED

(Amounts in Thousands)

	NINE MONTHS ENDED
	February 1,	January 26,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,969)	$(17,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,142	4,288
Non-cash inventory charge (credit)	1,641	(1,022)
Amortization	288	301
Stock-based compensation	462	522
Deferred income taxes	(140)	231
Gain on sale of equipment	(4)	(27)
Realized gain on sale of investments (rabbi trust)	(4)	—
Non-cash restructuring (credit) expense	(3,313)	2,143
Foreign currency exchange loss (gain)	887	(97)
Changes in assets and liabilities:
Accounts receivable	5,025	(2,029)
Inventories	(4,355)	(2,730)
Other current assets	446	737
Other assets	161	98
Accounts payable – trade	1,670	7,184
Deferred revenue	202	(798)
Accrued restructuring	(479)	753
Accrued expenses and deferred compensation	502	(335)
Income taxes	(429)	(1,613)
Net cash used in operating activities	(2,267)	(9,425)
Cash flows from investing activities:
Capital expenditures	(442)	(2,440)
Proceeds from the sale of property, plant, and equipment	1,097	1,450
Proceeds from notes receivable	270	270
Proceeds from the sale of investments (rabbi trust)	747	699
Purchase of investments (rabbi trust)	(496)	(599)
Net cash provided by (used in) investing activities	1,176	(620)
Cash flows from financing activities:
Proceeds from lines credit	10,604	7,898
Payments on lines of credit	(5,271)	(2,500)
Payment of debt issuance costs	(169)	—
Common stock surrendered for withholding taxes payable	(76)	(68)
Net cash provided by financing activities	5,088	5,330
Effect of foreign currency exchange rate changes on cash and cash equivalents	61	(18)
Increase (decrease) in cash and cash equivalents	4,058	(4,733)
Cash and cash equivalents at beginning of year	5,629	10,012
Cash and cash equivalents at end of period	$9,687	$5,279

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 1, 2026

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 27, 2025 *	12,559,129	$628	$45,589	$11,273	$150	$57,640
Net loss	—	—	—	(231)	—	(231)
Stock-based compensation	—	—	156	—	—	156
Unrealized gain on investments	—	—	—	—	142	142
Common stock issued in connection with the vesting of time-based restricted stock units	59,352	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,175)	(1)	(59)	—	—	(60)
Balance, August 3, 2025	12,605,306	$630	$45,683	$11,042	$292	$57,647
Net loss	—	—	—	(4,306)	—	(4,306)
Stock-based compensation	—	—	177	—	—	177
Unrealized gain on investments	—	—	—	—	85	85
Common stock issued in connection with the vesting of time-based restricted stock units	61,178	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(3,700)	—	(16)	—	—	(16)
Balance, November 2, 2025	12,662,784	$633	$45,841	$6,736	$377	$53,587
Net loss	—	—	—	(3,432)	—	(3,432)
Stock-based compensation	—	—	129	—	—	129
Unrealized loss on investments	—	—	—	—	(64)	(64)
Balance, February 1, 2026	12,662,784	$633	$45,970	$3,304	$313	$50,220

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 26, 2025

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 28, 2024 *	12,469,903	$624	$45,011	$30,376	$118	$76,129
Net loss	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	—	—	176	—	—	176
Unrealized gain on investments	—	—	—	—	80	80
Balance, July 28, 2024	12,469,903	$624	$45,187	$23,115	$198	$69,124
Net loss	—	—	—	(5,644)	—	(5,644)
Stock-based compensation	—	—	188	—	—	188
Unrealized gain on investments	—	—	—	—	23	23
Common stock issued in connection with the vesting of time-based restricted stock units	102,720	5	(5)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,494)	(1)	(67)	—	—	(68)
Balance, October 27, 2024	12,559,129	628	45,303	17,471	221	63,623
Net loss	—	—	—	(4,126)	—	(4,126)
Stock-based compensation	—	—	158	—	—	158
Unrealized gain on investments	—	—	—	—	(5)	(5)
Balance, January 26, 2025	12,559,129	$628	$45,461	$13,345	$216	$59,650

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

The company's nine months ended February 1, 2026, and January 26, 2025, represent 40-week and 39-week periods, respectively.

2. Significant Accounting Policies

As of February 1, 2026, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year then ended April 27, 2025. However, during the first quarter of fiscal 2026, we renamed our business segments to better reflect our product offerings: the mattress fabrics segment is now referred to as the bedding segment and the upholstery fabrics segment is now referred to as the upholstery segment. See Note 14 of the consolidated financial statements for further details regarding our business segments.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first nine months of fiscal 2026.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in the notes to the financial statements for specific expense categories including: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, (v) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as other disaggregation requirements, (vi) qualitative description of amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, as well as (vii) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of our fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270) ("ASU 2025-11"). ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 adds a comprehensive list of required interim disclosures, clarifies the form and content of interim financial statements, and requires disclosure of events since the end of the previous annual reporting period that materially affect the entity. The guidance in ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027 (i.e., first quarter of our fiscal 2029 annual report) and can be applied either prospectively or retrospectively. Early adoption is permitted. The company is currently evaluating ASU 2025-11 to determine the impact it will have on its consolidated financial statements and related disclosures.

Except as disclosed above, there are currently no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Beginning balance	$651	$356
Provision for bad debts	97	150
Write-offs, net of recoveries	(215)	1
Ending balance	$533	$507

As of February 1, 2026, and January 26, 2025, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’: (i) financial position; (ii) past payment history; (iii) management’s general ability; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which in turn were used to determine our allowance for doubtful accounts totaling $533,000 and $507,000 as of February 1, 2026, and January 26, 2025, respectively.

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

In addition, the upholstery segment includes Read Window Products LLC (“Read”), a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and transitioned their production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

Our primary performance obligations include the sale of bedding and upholstery products, as well as the performance of customized fabrication and installation services associated with window treatments.

Contract Assets & Liabilities

Certain contracts relating to customized fabrication and installation services associated with Read require upfront customer deposits that result in a contract liability that is recorded in the Consolidated Balance Sheets as deferred revenue. Revenue on contract liabilities associated with customized fabrication and installation services is generally recognized within one year, as the satisfaction of performance obligations is generally one year or less. If upfront deposits or prepayments are not required, customers may be granted terms that generally range from 15 to 60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements.

There were no contract assets recognized as of February 1, 2026, January 26, 2025, or April 27, 2025.

A summary of the activity associated with deferred revenue follows:

	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Beginning balance	$422	$1,495
Revenue recognized on contract liabilities	(1,491)	(3,134)
Payments received for services not yet rendered	1,693	2,336
Ending balance	$624	$697

As of February 1, 2026, deferred revenue of $624,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $603,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $21,000. As of January 26, 2025, deferred revenue of $697,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $593,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $104,000. As of April 27, 2025, deferred revenue of $422,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $339,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $83,000.

Revenue recognized during the nine-month periods ended February 1, 2026 and January 26, 2025, that was included in the deferred revenue balance at the beginning of each period was $401,000 and $1.4 million, respectively.

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended February 1, 2026:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$27,283	$19,324	$46,607
Services transferred over time	—	1,358	1,358
Total net sales	$27,283	$20,682	$47,965

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ended February 1, 2026:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$86,093	$61,124	$147,217
Services transferred over time	—	4,642	4,642
Total net sales	$86,093	$65,766	$151,859

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

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the nine-month period ended January 26, 2025:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$86,792	$68,312	$155,104
Services transferred over time	—	9,360	9,360
Total net sales	$86,792	$77,672	$164,464

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Raw materials	$6,068	$5,502	$5,733
Work-in-process	2,657	2,371	2,747
Finished goods	43,483	40,726	40,829
Total inventories	$52,208	$48,599	$49,309

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Tradename	$—	$540	$—
Customer relationships, net	217	809	734
Non-compete agreement, net	169	245	226
Total intangible assets	$386	$1,594	$960

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

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Beginning balance	$734	$1,035
Loss on impairment	$(291)	$—
Amortization expense	(226)	(226)
Ending balance	$217	$809

Our customer relationships related to our bedding segment and Read were amortized on a straight-line basis over useful lives of seventeen and nine years, respectively.

As of February 1, 2026, management performed a qualitative assessment of Read's customer relationships, as certain indicators of impairment existed, and accordingly, we believed it was more-likely-than-not the fair value of Read's customer relationships was less than its carrying amount. Management's conclusion was based on a significant decline in net sales during fiscal 2026 that was more than anticipated. Read's net sales during the first nine months of fiscal 2026 totaled $4.8 million, a decrease of $4.9 million, or 50.8%, compared with net sales of $9.7 million during the first nine months of fiscal 2025. In addition, the decline in Read's net sales and profitability during fiscal 2026 are also attributable to the closure of Read's facility located in Knoxville, Tennessee, and the transition of certain production activities to our manufacturing facility located in Stokesdale, North Carolina, as well strategically sourcing production and materials with long-standing supply partners. Based on this uncertainty, we recorded an asset impairment charge totaling $291,000 which represents the entire carrying value of Read's customer relationships. This charge was classified within restructuring expense (credit) within our Consolidated Statement of Net Loss for the three-month and nine-month periods ended February 1, 2026.

The gross carrying amount of our customer relationships was $868,000, $3.1 million, and $3.1 million as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively. Accumulated amortization for our customer relationships was $651,000, $2.3 million and $2.4 million as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

The remaining amortization expense for each of the next five fiscal years is as follows: FY 2026 - $13,000; FY 2027 - $51,000; FY 2028 - $51,000; FY 2029 - $51,000; and FY 2030 - $51,000.

The weighted average amortization period for our customer relationships was 4.3 years as of February 1, 2026.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Beginning balance	$226	$301
Amortization expense	(57)	(56)
Ending balance	$169	$245

Our non-compete agreement is associated with a prior acquisition by our bedding segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively. Accumulated amortization for our non-compete agreement was $1.9 million, $1.8 million, and $1.8 million as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

The remaining amortization expense for each of the next three fiscal years is as follows: FY 2026 - $18,000; FY 2027 - $76,000; and FY 2028 - $75,000.

The weighted average amortization period for the non-compete agreement was 2.3 years as of February 1, 2026.

Impairment of Definite Lived-Assets - Bedding Segment

As of February 1, 2026, management reviewed the long-lived assets associated with our bedding segment, which consisted of property, plant, and equipment and definite-lived intangible assets (collectively known as the "Bedding Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Bedding Asset Group may not be recoverable. The bedding segment has experienced significant cumulative operating losses commencing in the second quarter of fiscal 2023, and continuing through the third quarter of fiscal 2026. We believe the significant cumulative operating losses started from a decline in consumer discretionary spending on bedding products, which we believed stemmed from the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, with such demand subsequently shifting to travel, leisure, and other services; and (iv) excess inventory held by customers due to the decline in consumer demand.

Based on the above evidence, we were required to determine the recoverability of the Bedding Asset Group, which is classified as held and used, by comparing the carrying amount of the Bedding Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Bedding Asset Group totaled $20.7 million, which represents property, plant, and equipment of $20.4 million, customer relationships of $217,000, and a non-compete agreement of $169,000. The total carrying amount of the Bedding Asset Group did not exceed the sum of its future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Bedding Asset Group as of February 1, 2026.

7. Notes Receivable

Rayonese Textile, Inc.

In connection with the sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada, we entered into an amended agreement, effective April 2, 2025, which incorporated an original agreement and prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property to a third party (the "Buyer") with a closing date of April 30, 2025. Pursuant to the Sales Agreement, the total sales price for the Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), with $2.0 million CAD ($1.4 million USD as of April 30, 2025) paid prior to and at closing, and the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) due by April 30, 2026. Interest is earned on the note receivable at rates ranging from 6% to 10% and collected monthly as specified in the Sales Agreement. Refer to Notes 8 and 10 of the consolidated financial statements for further details of the sale of the Property and a description of our restructuring activities.

As of February 1, 2026, the outstanding balance of this note receivable was $6.6 million CAD ($4.8 million USD), which represents its fair value due to the relative short maturity of this note receivable as specified in the Sales Agreement. As of February 1, 2026, we believe there is no expected credit loss related to the collectibility of this note receivable, as the Buyer paid $1.4 million USD prior to and at closing and has made all the required interest payments as specified in the Sales Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

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

Effective May 1, 2023, CUF Haiti formally assigned this note receivable to Culp, Inc. (its U.S. parent).

As of February 1, 2026, January 26, 2025 and April 27, 2025, the outstanding balance under this agreement was $1.3 million, $1.5 million, and $1.5 million, respectively. As of February 1, 2026, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all of the required principal payments stated in the CUF Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Culp Home Fashions - Haiti, Ltd. ("CHF Haiti")

Effective August 2, 2024, CHF Haiti entered into an agreement to terminate a lease of a facility ("CHF Termination Agreement"). Pursuant to the terms of the CHF Termination Agreement, CHF Haiti was entitled to a payment of $250,000 from the lessor at the earlier of February 18, 2025, or 15 days after a new lease with a third party lessee was signed. In connection with the CHF Termination Agreement, CHF Haiti has been unconditionally discharged from all its remaining obligations under this lease.

During the fourth quarter of fiscal 2025, CHF Haiti received the full payment of $250,000.

Other

The following table represents the remaining future principal payments for the notes receivable referenced above as of February 1, 2026:

(dollars in thousands)
2026	$4,968
2027	330
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$6,258
Less: unearned interest income	(156)
Present value of note receivable	$6,102

As of February 1, 2026, notes receivable totaled $6.1 million, of which $5.2 million and $936,000 were classified as short-term notes receivable and long-term notes receivable, respectively. As of January 26, 2025 notes receivable totaled $1.8 million, of which $526,000 and $1.3 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of April 27, 2025, notes receivable totaled $1.5 million, of which $280,000 and $1.2 million were classified as short-term notes receivable and long-term notes receivable, respectively.

We classified amortization of unearned interest income totaling $62,000 and $74,000 within interest income in our consolidated statements of net loss during the nine-month periods ended February 1, 2026, and January 26, 2025 respectively.

8. Assets Held for Sale

As of April 27, 2025, and January 26, 2025, we classified certain assets as held for sale totaling $2.2 million, which mostly related to the manufacturing facility and related land (collectively referred to as the "Property") associated with the closure of our operations located in Quebec, Canada. We determined that the fair value of the Property exceeded its carrying value, and therefore no impairment charge was recorded during the third and fourth quarters of fiscal 2025. The fair value of the Property and equipment was based on quoted market prices from third party sales offers, which we believe are significant observable inputs, and therefore we believe this information was classified as Level 2 within the fair value hierarchy.

During the first quarter of fiscal 2026, we sold the Property and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. As a result, the bedding segment did not have any assets classified as held for sale as of February 1, 2026.

See notes 7 and 10 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and description of the restructuring activity announced on May 1, 2024.

See note 12 of the consolidated financial statements for further explanation of the fair value hierarchy.

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Compensation, commissions and related benefits	$2,419	$2,318	$2,534
Other accrued expenses	3,141	3,761	2,799
	$5,560	$6,079	$5,333

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

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of the Property located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. Of this total $5.3 million, $7.2 million and $(1.9) million, represent a cash restructuring and related charge and a non-cash restructuring credit, respectively.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

These restructuring activities were mostly completed by the end of the third quarter of fiscal 2026. Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $2.6 million, of which $2.3 million and $265,000 related to the upholstery and bedding segments, respectively. Of this total $2.6 million, $1.3 million and $1.3 million represents a cash restructuring and related charge and a non-cash restructuring charge, respectively.

The following summarizes restructuring expense (credit) and restructuring related charges associated with the above announcements for the three-month and nine-month periods ended February 1, 2026:

	Three months ended	Nine months ended
(dollars in thousands)	February 1, 2026	February 1, 2026
Additional depreciation expense for shortened useful lives	$3	$112
Employee termination benefits	(6)	164
Lease termination (credit) expense	(4)	37
Facility consolidation and relocation expenses	193	449
Net gain from the sale and impairment of property, plant, and equipment	(2)	(3,753)
Impairment of intangible asset	291	291
Other associated costs	109	275
Loss on disposal and markdowns of inventory	—	931
Restructuring expense (credit) and restructuring related charges (1) (2) (3)	$584	$(1,494)

(1) The $584,000 was classified within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ended February 1, 2026. Of the $584,000 restructuring expense, $565,000 and $19,000 related to the upholstery and bedding segments, respectively.

(2) Of the total $(1.5) million net restructuring credit and restructuring related charge, a $(2.4) million credit and $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. Of the total ($1.5) million net restructuring credit and restructuring related charge, a credit of ($3.1) million and a charge of $1.6 million related to the bedding and upholstery segments, respectively.

(3) Of the total $584,000 restructuring expense for the three months ended February 1, 2026, $577,000 and $7,000 related to the restructuring activities announced on April 24, 2025, and May 1, 2024, respectively. Of the total $(1.5) million net restructuring credit and restructuring related charge for the nine months ended February 1, 2026, a credit of $(3.4) million and a charge of $1.9 million related to the restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

The following summarizes restructuring expense and restructuring related charges associated with the May 1, 2024 announcement described above for the three-month and nine-month periods ended January 26, 2025:

	Three months ended	Nine months ended
(dollars in thousands)	January 26, 2025	January 26, 2025
Additional depreciation expense for shortened useful lives	$—	$1,339
Employee termination benefits	176	1,428
Lease Termination Costs	—	849
Facility consolidation and relocation expenses	970	2,115
Net gain from the sale and impairment of property, plant, and equipment	(33)	(43)
Other associated costs	542	629
Loss on disposal and markdowns of inventory	624	1,509
Restructuring expense and restructuring related charges (1) (2)	$2,279	$7,826

(1) Of the total $2.3 million restructuring expense and restructuring related charge, $1.7 million and $624,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended January 26, 2025. The $2.3 million mostly relates to the bedding segment.

(2) Of the total $7.8 million restructuring expense and restructuring related charge, $6.3 million and $1.5 million were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025. The $7.8 million mostly relates to the bedding segment.

The following summarizes accrued restructuring costs for the nine-month period ended February 1, 2026:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$522	$88	$—	$610
Expenses incurred	265	291	455	1,011
Change in estimate adjustments	(101)	(16)	(6)	(123)
Payments	(584)	(363)	(419)	(1,366)
Foreign currency exchange remeasurement	—	—	—	—
Ending Balance	$102	$—	$30	$132

The following summarizes accrued restructuring costs for the nine-month period ended January 26, 2025:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance (1)	$—	$3	$—	$3
Expenses incurred	1,535	615	2,115	4,265
Change in estimate adjustments	(107)	—		(107)
Payments	(896)	(488)	(2,024)	(3,408)
Foreign currency exchange remeasurement	(14)	(16)	—	(30)
Ending Balance	$518	$114	$91	$723

(1) Accrued restructuring costs of $3,000 were reported within accrued expenses in the Consolidated Balance Sheet for the period ended April 28, 2024.

11. Lines of Credit

The summary of outstanding borrowings under our lines of credit follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Wells Fargo - U.S. revolving line of credit	$7,025	$—	$4,600
Agricultural Bank of China - revolving line of credit	4,172	4,003	3,988
Agricultural Bank of China - supplier financing arrangements	2,877	—	2,751
Agricultural Bank of China - working capital loan	3,021	—	—
Bank of China - working capital loan	1,438	1,381	1,375
Lines of credit (1)	$18,533	$5,384	$12,714

(1) Of the total $18.5 million, $11.5 million and $7.0 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of February 1, 2026. The total $5.4 million was recorded within lines of credit - current within the Consolidated Balance Sheet as of January 26, 2025. Of the total $12.7 million, $8.1 million and $4.6 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of April 27, 2025.

Revolving Credit Agreement – United States

On June 12, 2025, Culp, Inc., as borrower (the “Company”), and Read and Culp Fabrics Global, LLC, each a wholly owned domestic subsidiary of the Company, as guarantors (collectively, the “Guarantors”), entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as lender (the “Lender”). The Third Amendment amends the Second Amended and Restated Credit Agreement dated as of January 19, 2023, (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit

Agreement”), an asset-based revolving credit facility (the “ABL Facility”). Proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The Credit Agreement amended, restated, superseded, and served as a replacement for, the Amended and Restated Credit Agreement dated as of June 24, 2022, as amended, by and between the Company and the Lender.

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
•
the least of:

i) the sum of:

▪
lesser of (i) 65% of eligible inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
▪
the least of (i) 65% of eligible in-transit inventory valued at cost based on a first-in first-out basis (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible in-transit inventory, and (iii) $4.0 million, plus
▪
the lesser of (i) 65% of eligible raw material inventory valued at cost based on a first-in first-out basis (net of intercompany profits) and (ii) 85% of the net-orderly-liquidation value percentage of eligible raw material inventory.

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

•
minus applicable reserves.

The ABL Facility permits both base rate borrowings and borrowings that bear interest at an annual rate equal to daily simple SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), in each case, plus an Applicable Margin equal to: (i) 75 basis points for base rate borrowings and 175 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is greater than 66 2/3%), (ii) 100 basis points for base rate borrowings and 200 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is less than or equal to 66 2/3% and greater than 33 1/3%), or (iii) 125 basis points for base rate borrowings and 225 basis points for SOFR-based borrowings (if the average monthly excess availability under the ABL Facility is less than or equal to 33 1/3%), as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points (if usage is equal to or greater than 50% of the maximum credit available under the ABL Facility) or 50 basis points (if usage is less than 50% of the maximum credit available under the ABL Facility).

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

The Company’s obligations under the ABL Facility (and certain related obligations) are: (i) guaranteed by the Guarantors and each of the company’s future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the company, the “Loan Parties”) and (ii) secured by all assets of the Loan Parties on a first priority basis, subject to certain exceptions.

Cash Dominion. Under the terms of the ABL Facility, if: (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $30.0 million and the borrowing base) (the "Excess Availability") falls below $6.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties' ability to transfer cash from their concentration account. Such cash dominion period shall end when Excess Availability shall be equal to or greater than $6.0 million for a period of 60 consecutive days and no event of default is continuing.

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
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 5.64%, 5.80%, and 5.78% as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

There were $2.8 million, $925,000, and $925,000 of outstanding letters of credit provided by the ABL Facility as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively. As of February 1, 2026, we had $225,000 remaining for the issuance of additional letters of credit based on an aggregate letter of credit amount not to exceed $3.0 million as stated in the Fourth Amendment to the Credit Agreement.

As of February 1, 2026, our available borrowings calculated under the provisions of the Credit Agreement totaled $13.7 million.

Credit Agreements - China Operations

Agricultural Bank of China ("ABC") - Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provides for a line of credit up to 29.0 million RMB ($4.2 million USD as of February 1, 2026) that was set to expire on March 4, 2026. Interest charged under this agreement is based on a rate determined by ABC (applicable interest rate of 2.6% as of February 1, 2026). The outstanding balance associated with this agreement was $4.2 million USD, $4.0 million USD, and $4.0 million USD, as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively, and was classified as lines of credit-current in the Consolidated Balance Sheets.

This unsecured line of credit agreement was paid in full on March 3, 2026. See the below ABC-Working Capital Loans section for description and terms of new term loan effective March 3, 2026.

ABC - Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements, which such arrangements totaled 20.0 million RMB ($2.9 million USD as of February 1, 2026), and are set to expire on dates ranging from April 2, 2026, through April 23, 2026. As a result of these expiration dates, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to ABC, under a reverse factoring agreement with no recourse, and, in turn, received payments from ABC under terms that are normal and customary. Interest was charged under these agreements at a fixed rate of 2.72% and was paid in full at the time these agreements were effective. The outstanding balance associated with this agreement was $2.9 million USD and $2.8 million USD, and was classified as lines of credit-current in the Consolidated Balance Sheets as of February 1, 2026, and April 27, 2025, respectively. There were no supplier financing arrangements as of January 26, 2025.

The following summarizes the activity associated with our supply chain financing arrangements for the nine-month periods ended February 1, 2026, and January 26, 2025:

	Nine months ended	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Outstanding at the beginning of the year	$2,751	$—
Vendor invoices financed during the year	—	—
Vendor invoices paid during the year	—	—
Foreign currency exchange rate remeasurement	126	—
Ending balance	$2,877	$—

ABC - Working Capital Loans

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.0 million USD as of February 1, 2026), which such agreements are set to expire on dates ranging from May 7, 2026, through May 25, 2026. Interest charged under these agreements is based on rates determined by ABC (applicable interest rates ranged from 2.5% to 2.6% as of February 1, 2026). The outstanding balance associated with these agreement was $3.0 million USD and was classified as lines of credit-current in the Consolidated Balance Sheet as of February 1, 2026.

Effective March 3, 2026, we entered into an additional unsecured loan agreement totaling 29 million RMB ($4.2 million USD as of March 3, 2026), which such agreement is set to expire on March 1, 2027 and bears interest at rate of 2.4%. On March 3, 2026, the company borrowed 29 million RMB ($4.2 million USD) in accordance with this agreement.

Bank of China "BOC" - Credit Agreement

Effective November 5, 2024, we entered into a credit agreement that provided for a 10.0 million RMB ($1.4 million USD as of November 5, 2024) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 5, 2024) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expired on November 6, 2025. Interest charged under this agreement was 2.6% as determined by BOC. The outstanding balance under this agreement was $1.4 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of January 26, 2025, and April 27, 2025. In addition, as of January 26, 2025, and April 27, 2025, there were no outstanding letters of credit under this agreement.

On November 6, 2025 (third quarter of fiscal 2026), we paid in full the outstanding balance of 10.0 million RMB ($1.4 million USD) regarding the above unsecured working capital loan effective November 5, 2024. Effective November 7, 2025, we entered into a new credit agreement that provides for a 10.0 million RMB ($1.4 million USD as of February 1, 2026) unsecured working capital loan and 25.0 million RMB ($3.6 million USD as of February 1, 2026) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 11, 2026. Interest is charged based on a fixed rate of 2.5%. The outstanding balance under this agreement was $1.4 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of February 1, 2026. In addition, as of February 1, 2026, there were no outstanding letters of credit under this agreement.

China Construction Bank Corporation ("CCB")

During the third quarter of fiscal 2026, CCB approved total borrowings of 30.0 million RMB ($4.3 million USD as of February 1, 2026), which includes a 20.0 million RMB ($2.9 million USD as of February 1, 2026) working capital loan, as well as a 10.0 million RMB ($1.4 million USD as of February 1, 2026) supplier financing arrangement. Specific terms such as interest rate, effective date, and expiration date are determined at the time of borrowing. As of February 1, 2026, no borrowings were made by the company with CCB.

Other

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of February 1, 2026, we were in compliance with all such financial covenants.

Interest payments totaled $491,000 and $16,000 during the nine-month periods ended February 1, 2026, and January 26, 2025, respectively.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of February 1, 2026, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$4,656	N/A	N/A	$4,656
Growth Allocation Mutual Funds	1,065	N/A	N/A	1,065
S&P 500 Index Fund	448	N/A	N/A	448
Lord Abbet Bond Debenture Fund	387	N/A	N/A	387
Other	407	N/A	N/A	407

	Fair value measurements as of January 26, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$6,606	N/A	N/A	$6,606
Growth Allocation Mutual Funds	835	N/A	N/A	835
S&P 500 Index Fund	275	N/A	N/A	275
Lord Abbet Bond Debenture Fund	9	N/A	N/A	9
Other	278	N/A	N/A	278

	Fair value measurements as of April 27, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,682	N/A	N/A	$5,682
Growth Allocation Mutual Funds	808	N/A	N/A	808
S&P 500 Index Fund	275	N/A	N/A	275
Lord Abbet Bond Debenture Fund	11	N/A	N/A	11
Other	271	N/A	N/A	271

Investments - Rabbi Trust

We have a rabbi trust (the “Trust”) for the participants in our deferred compensation plan (the “Plan”) that enables participants to direct their contributions to various investment options under the Plan. The investments associated with the Trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of February 1, 2026, our investments associated with the Trust totaled $7.0 million, of which $1.9 million and $5.1 million were classified as short-term and long-term, respectively. As of January 26, 2025, our investments associated with the Trust totaled $8.0 million, of which $1.8 million and $6.2 million were classified as short-term and long-term, respectively. As of April 27, 2025, our investments associated with the Trust totaled $7.0 million, of which $1.3 million and $5.7 million were classified as short-term and long-term, respectively. The investments associated with the Trust had an accumulated unrealized gain totaling $313,000, $216,000, and $150,000 as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

As of February 1, 2026, January 26, 2025, and April 27, 2025, the cost basis of our investments associated with the Trust was $6.7 million, $7.8 million, and $6.9 million, respectively.

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

Weighted average shares used in the computation of basic and diluted net loss per share were 12,663,000 and 12,559,000 for the three months ended February 1, 2026, and January 26, 2025, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

	Three Months Ended
(in thousands)	February 1, 2026	January 26, 2025
Antidilutive effect from decrease in the price per share of our common stock	—	—
Antidilutive effect from net loss incurred during the fiscal quarter	82	123
Total unvested shares of common stock not included in
computation of diluted net loss per share	82	123

Weighted average shares used in the computation of basic and diluted net loss per share were 12,619,000 and 12,514,000 for the nine months ended February 1, 2026, and January 26, 2025, respectively.

	Nine Months Ended
(in thousands)	February 1, 2026	January 26, 2025
Antidilutive effect from decrease in the price per share of our common stock	—	—
Antidilutive effect from net loss incurred during the fiscal year	120	135
Total unvested shares of common stock not included in
computation of diluted net loss per share	120	135

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

In addition, the upholstery segment includes Read, a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 of the consolidated financial statements for further details regarding this strategic transformation initiative.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g. restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e., restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Statements of operations for our operating segments are as follows:

	Three Months Ended
	February 1, 2026	January 26, 2025
Net sales by segment:
Bedding	$27,283	$28,642
Upholstery	20,682	23,611
Net sales	$47,965	$52,253
Cost of Sales by segment:
Bedding	$25,327	$25,899
Upholstery	17,315	19,383
Total segment cost of sales	$42,642	$45,282
Restructuring related charge (1)	—	624
Cost of Sales	$42,642	$45,906
Gross profit by segment:
Bedding	$1,956	$2,743
Upholstery	3,367	4,228
Total segment gross profit	$5,323	$6,971
Restructuring related charge (1)	—	(624)
Gross profit	$5,323	$6,347
Selling, general, and administrative expenses	(8,464)	(8,579)
Restructuring expense (2) (3)	(584)	(1,655)
Loss from operations	$(3,725)	$(3,887)
Interest expense	(183)	(63)
Interest income	375	255
Other income	393	15
Loss before income taxes	$(3,140)	$(3,680)

(1) During the three-month period ended January 26, 2025, cost of sales and gross profit included a restructuring related charge totaling $624,000 for losses on the disposal, valuation, and markdowns of inventory mostly related to the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(2) During the three-month period ended February 1, 2026, restructuring expense totaling $584,000 mostly represented charges related to transforming our operating model and the consolidation of certain facilities to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(3) During the three-month period ended January 26, 2025, restructuring expense totaling $1.7 million mostly represented charges related to the consolidation of our North American bedding platform and the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

	Nine Months Ended
	February 1, 2026	January 26, 2025
Net sales by segment:
Bedding	$86,093	$86,792
Upholstery	65,766	77,672
Net sales	$151,859	$164,464
Cost of Sales by segment:
Bedding	$78,092	$81,930
Upholstery	54,502	63,611
Total segment cost of sales	$132,594	$145,541
Restructuring related charge (1) (2)	931	1,509
Cost of Sales	$133,525	$147,050
Gross profit by segment:
Bedding	$8,001	$4,862
Upholstery	11,264	14,061
Total segment gross profit	$19,265	$18,923
Restructuring related charge (1) (2)	(931)	(1,509)
Gross profit	$18,334	$17,414
Selling, general, and administrative expenses	(26,321)	(27,235)
Restructuring credit (expense) (3) (4)	2,425	(6,317)
Loss from operations	$(5,562)	$(16,138)
Interest expense	(565)	(121)
Interest income	859	761
Other expense	(833)	(898)
Loss before income taxes	$(6,101)	$(16,396)

(1) During the nine-month period ended February 1, 2026, cost of sales and gross profit included a restructuring related charge totaling $931,000 for losses on the disposal, valuation, and markdowns of inventory related to the consolidation of our North American bedding operations and the consolidation of certain facilities related to transforming our operating model to one integrated Culp-branded business to reduce fixed costs and enhance operating efficiency. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(2) During the nine-month period ended January 26, 2025, cost of sales and gross profit included a restructuring related charge totaling $1.5 million for losses on the disposal, valuation, and markdowns of inventory mostly related to the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(3) During the nine-month period ended February 1, 2026, restructuring credit totaling $2.4 million mostly represented a gain from the sale of the manufacturing facility located in Quebec, Canada totaling $4.0 million, partially offset by charges related to transforming our operating model and the consolidation of certain facilities to reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

(4) During the nine-month period ended January 26, 2025, restructuring expense totaling $6.3 million mostly represented charges related to the consolidation of our North American bedding platform and the closure of the bedding manufacturing facility located in Quebec, Canada. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

Balance sheet information for our operating segments follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Segment assets:
Bedding:
Accounts receivable	$8,601	$11,607	$10,576
Inventory	34,309	31,377	33,293
Property, plant and equipment (1)	20,363	24,210	23,259
Right of use assets (2)	—	200	125
Assets held for sale (3)	—	2,214	2,177
Total bedding assets	63,273	69,608	69,430
Upholstery:
Accounts receivable	8,290	11,552	11,268
Inventory	17,899	17,222	16,016
Property, plant and equipment (4)	712	1,117	1,010
Right of use assets (5)	677	2,647	2,678
Total upholstery assets	27,578	32,538	30,972
Total segment assets	90,851	102,146	100,402
Non-segment assets:
Cash and cash equivalents	9,687	5,279	5,629
Short-term investments - rabbi trust	1,913	1,753	1,325
Short-term notes receivable	5,166	526	280
Current income taxes receivable	—	1,137	—
Other current assets	2,579	2,619	2,970
Long-term notes receivable	936	1,254	1,182
Deferred income taxes	468	490	637
Property, plant and equipment (6)	539	612	567
Right of use assets (7)	2,645	3,256	3,105
Intangible assets	386	1,594	960
Long-term investments - rabbi trust	5,050	6,250	5,722
Other assets	533	639	591
Total assets	$120,753	$127,555	$123,370

(1)
The $20.4 million as of February 1, 2026, represents property, plant, and equipment of $19.6 million and $803,000 located in the U.S. and Haiti, respectively. The $24.2 million as of January 26, 2025, represents property, plant, and equipment of $23.0 million, $973,000, and $221,000 located in the U.S., Haiti, and Canada, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.
(2)
As of February 1, 2026, the bedding segment did not have any right of use assets due to the closure of its leased facilities located in Ouanaminthe, Haiti and Quebec, Canada. The $200,000 and $125,000 as of January 26, 2025, and April 27, 2025, respectively, represents a right of use asset located in Haiti.
(3)
As of February 1, 2026, the bedding segment did not have any assets held for sale.The $2.2 million as of January 26, 2025, and April 27, 2025, represents assets held for sale located in Canada.
(4)
The $712,000 as of February 1, 2026, represents property, plant, and equipment of $674,000 and $38,000 located in the U.S. and China, respectively. The $1.1 million as of January 26, 2025, represents property, plant, and equipment of $1.0 million and $83,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.
(5)
The $677,000 as of February 1, 2026, represents right of use assets of $574,000 and $103,000 located in China and the U.S., respectively. The $2.6 million as of January 26, 2025, represents right of use assets of $1.9 million and $764,000 located in China and the U.S., respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.
(6)
The $539,000, $612,000, and $567,000 as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively, represents property, plant, and equipment located in the U.S.

(7)
The $2.6 million, $3.3 million, and $3.1 million as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively, represent right of use assets located in the U.S.

Information about capital expenditures and depreciation expense for our operating segments follows:

	Nine Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Capital expenditures (1):
Bedding	$291	$1,469
Upholstery	67	280
Non-Segment	86	789
Total capital expenditures	$444	$2,538
Depreciation expense:
Bedding	$2,517	$3,450
Upholstery	116	129
Selling, general and administrative	509	709
Total depreciation expense	$3,142	$4,288
Accelerated depreciation expense (2) (3)	112	1,339
Total	$3,254	$5,627
(1)
Capital expenditures are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditures on a cash basis.
(2)
During the nine-month period ended February 1, 2026, accelerated depreciation expense totaling $112,000 related to the upholstery segment and was classified within restructuring credit in the Consolidated Statement of Net Loss. The accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina.
(3)
During the nine-month period ended January 26, 2025 accelerated depreciation expense totaling $1.3 million related to the bedding segment and was classified within restructuring expense in the Consolidated Statement of Net Loss. The accelerated depreciation expense related to the shortening of useful lives of equipment associated with the closure of our bedding operation located in Quebec, Canada.

15. Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.9 million, or (30.6)% of loss before income taxes, for the nine-month period ended February 1, 2026, compared with income tax expense of $635,000, or (3.9)% of loss before income taxes, for the nine-month period ended January 26, 2025.

Our consolidated effective income tax rates for the nine-month periods ended February 1, 2026, and January 26, 2025, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended February 1, 2026, and January 26, 2025, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ended February 1, 2026, and January 26, 2025:

	February 1,	January 26,
	2026	2025
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(49.7)	(26.2)
U.S. global intangible low tax income tax (GILTI)	(5.9)	—
Tax effects of local currency foreign exchange loss	(5.0)	0.7
Withholding taxes associated with foreign jurisdictions	(4.8)	(1.5)
Sub Part F tax	(0.7)	—
U.S. foreign tax credits	11.5	—
Foreign income tax rate differential	2.8	(0.8)
Uncertain income tax positions	0.7	4.3
Capital expenditure deduction - Quebec, Canada	—	(1.1)
Other (1)	(0.5)	(0.3)
Consolidated effective income tax rate (1) (2) (3)	(30.6)%	(3.9)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first nine months of fiscal 2026 and 2025. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(12.6) million and $(16.8) million that were incurred during the first nine months of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(657,000) and $(992,000) that were incurred during the first nine months of fiscal 2026 and 2025, respectively.

(3)
During the first nine months of fiscal 2026, we incurred a consolidated pre-tax loss of $(6.1) million, compared with a significantly higher consolidated pre-tax loss of $(16.4) million during the first nine months of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2026, as compared with the first nine months of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes, requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, we evaluated the provisions of OBBBA and determined OBBBA did not have an impact on our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the nine-months ended February 1, 2026, due to the application of a full valuation allowance against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of February 1, 2026, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of February 1, 2026, January 26, 2025 and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
U.S. federal and state net deferred income tax assets	$27,008	$23,962	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$29,338	$26,292	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of February 1, 2026, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

A U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of February 1, 2026, January 26, 2025, and April 27, 2025, we recorded a deferred income tax liability of $4.9 million, $5.1 million, and $5.2 million, respectively.

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

As of February 1, 2026, January 26, 2025, and April 27, 2025, we had $845,000, $1.4 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $845,000, $1.4 million, and $790,000 as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $845,000 as of February 1, 2026, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	February 1,	January 26,
(dollars in thousands)	2026	2025
U.S. Federal - Transition Tax payment	831	665
U.S. State - Income tax payments	4	—
China - Income tax payments, net of refunds	438	1,566
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	705	—
Canada - Income tax payments, net of refunds	456	(219)
	$2,434	$2,012

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

As of February 1, 2026, there were 316,524 shares available for future equity-based grants under the Amended and Restated Plan.

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

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of February 1, 2026:

	(1)	(2)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 7, 2025	298,909	59,782	$4.23	(3)	3 years
August 8, 2024	488,377	—	$5.35	(4)	3 years
January 8, 2024	16,399	4,238	$6.23	(5)	31 months
September 28, 2023	62,569	—	$6.43	(6)	34 months

(1)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit agreements as of the date of grant.
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of February 1, 2026.
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

There were no performance-based restricted stock units that vested during the nine-month periods ended February 1, 2026, and January 26, 2025, respectively.

We recorded compensation expense of $51,000 and $49,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the nine-month periods ended February 1, 2026, and January 26, 2025, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of February 1, 2026, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $215,000, which is expected to be recognized over a weighted average vesting period of 2.4 years. As of February 1, 2026, performance-based restricted stock units that are expected to vest had a fair value of $225,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of February 1, 2026:

	Time-Based
	Restricted Stock	(1)
Date of Grant	Units Outstanding	Price Per Share	Vesting Period
September 25, 2025 (2)	67,146	$4.17	1 year
August 7, 2025 (3)	12,700	$4.23	3 years
January 6, 2025 (3)	21,506	$5.69	3 years
August 8, 2024 (3)	13,500	$4.65	3 years
January 8, 2024 (3)	14,758	$5.61	31 months
September 28, 2023 (3)	82,151	$5.59	34 months

(1)
Price per share represents the closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to outside directors.
(3)
Time-based restricted stock units awarded to senior executives and key employees.

During the nine-month period ended February 1, 2026, time-based restricted stock units totaling 119,931 vested at a fair value of $531,000, or $4.43 weighted average per share. During the nine-month period ended January 26, 2025, time-based restricted stock units totaling 103,320 vested at a fair value of $581,000, or $5.63 per share.

We recorded compensation expense of $411,000 and $473,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the nine-month periods ended February 1, 2026, and January 26, 2025, respectively.

As of February 1, 2026, the remaining unrecognized compensation expense related to our time-based restricted stock units was $431,000, which is expected to be recognized over a weighted average vesting period of 1.1 years. As of February 1, 2026, the time-based restricted stock units that are expected to vest had a fair value totaling $745,000.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of one to six years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of February 1, 2026, January 26, 2025 and April 27, 2025, are as follows:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Right of use assets	$3,322	$6,103	$5,908
Operating lease liability - current	1,138	2,025	2,394
Operating lease liability – long-term	1,138	3,127	2,535

Supplemental Cash Flow Information

	Nine months ended	Nine months ended
(dollars in thousands)	February 1, 2026	January 26, 2025
Operating lease liability payments	$1,781	$1,694
Right of use assets exchanged for lease liabilities	—	2,660

Operating lease expense for the three-month periods ended February 1, 2026, and January 26, 2025, was $425,000 and $683,000, respectively. Operating lease expense for the nine-month periods ended February 1, 2026, and January 26, 2025, was $1.8 million and $2.1 million, respectively. Short-term lease costs for the three-month periods ended February 1, 2026, and January 26, 2025, were $56,000 and $3,000, respectively. Short-term lease costs for the nine-month periods ended February 1, 2026, and January 26, 2025, were $56,000 and $13,000, respectively. Variable lease expenses were immaterial for the three-month and six-month periods ended February 1, 2026, and January 26, 2025.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2026 and the subsequent five fiscal years follows:

(dollars in thousands)
2026	274
2027	1,039
2028	388
2029	227
2030	229
2031	348
$2,505
Less: interest	(229)
Present value of lease liabilities	$2,276

As of February 1, 2026 the weighted average remaining lease term and discount rate for our operating leases follows:

February 1, 2026
Weighted average lease term (in years)	3.43
Weighted average discount rate	5.50%

18. Commitments and Contingencies

Legal Matters

The company is involved in legal proceedings and claims which arise in the ordinary course of business. Management has determined that these actions, when ultimately concluded or settled, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

During the three-month and nine-month periods ended February 1, 2026, the company received $1.0 million in cash proceeds in connection with the resolution of a legal matter. The $1.0 million was classified within other income (expense) in the consolidated statement of net loss for the three-month and nine-month periods ended February 1, 2026.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of February 1, 2026, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve fund must be made before distributions of any dividend to shareholders. As of February 1, 2026, the company’s statutory surplus reserve was $4.2 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business. expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

We did not repurchase any shares of common stock during the nine-month periods ended February 1, 2026, and January 26, 2025, respectively. As of February 1, 2026, $3.2 million is available for additional repurchases of our common stock.

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

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Relatedly, litigation is ongoing as to whether businesses that paid tariffs that were invalidated by the U.S. Supreme Court in February 2026 may receive refunds for those tariffs, and it is uncertain whether or when the Company may receive any such refunds, which could be significant. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. The impact of public health epidemics on employees, customers, suppliers, and the global economy, such as the coronavirus pandemic, could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured bedding business to profitability, as well as our ability to successfully integrate our bedding and upholstery divisions and achieve the anticipated operating efficiency and cost reduction benefits of that and similar cost-reduction and efficiency initiatives. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The company's nine months ended February 1, 2026, and January 26, 2025, represent 40-week and 39-week periods, respectively. We refer to the three months ended February 1, 2026, as the "third quarter" and the three months ended January 26, 2025, as the "comparable quarter".

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

On April 29, 2024 (the first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American bedding operations, including the closure and sale of the company's manufacturing facility and related land ("collectively referred to as the "Property") located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (v) reduce unallocated corporate expenses and shared service expenses. Refer to Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. Currently, we have upholstery fabric operations located in Shanghai, China; Burlington, North Carolina; and Vietnam.

Also, Read Window Products, LLC (“Read”), is a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment. Refer to Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Executive Summary

Consolidated Results of Operations

	Three Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Net sales	$47,965	$52,253	(8.2)%
Gross profit	5,323	6,347	(16.1)%
Gross profit margin	11.1%	12.1%	(100)bp
Selling, general, and administrative expenses	8,464	8,579	(1.3)%
Restructuring expense	584	1,655	(64.7)%
Loss from operations	(3,725)	(3,887)	(4.2)%
Operating margin	(7.8)%	(7.4)%	(40)bp
Loss before income taxes	(3,140)	(3,680)	(14.7)%
Income tax expense	(292)	(446)	(34.5)%
Net loss	(3,432)	(4,126)	(16.8)%

	Nine Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Net sales	$151,859	$164,464	(7.7)%
Gross profit	18,334	17,414	5.3%
Gross margin	12.1%	10.6%	150bp
Selling, general, and administrative expenses	26,321	27,235	(3.4)%
Restructuring credit (expense)	2,425	(6,317)	N.M.
Loss from operations	(5,562)	(16,138)	(65.5)%
Operating margin	(3.7)%	(9.8)%	610bp
Loss before income taxes	(6,101)	(16,396)	(62.8)%
Income tax expense	(1,868)	(635)	194.2%
Net loss	(7,969)	(17,031)	(53.2)%

Net Sales

Overall, our consolidated net sales for the third quarter of fiscal 2026 decreased by $(4.3) million, or (8.2)% compared with the same period a year ago, with bedding sales decreasing by $(1.4) million, or (4.7)%, and upholstery sales decreasing by $(2.9) million, or (12.4)%. Our consolidated net sales for the first nine months of fiscal 2026 decreased by $(12.6) million, or (7.7)%, compared with the same period a year ago, with bedding sales decreasing by $(699,000), or (0.8)%, and upholstery sales decreasing by $(11.9) million, or (15.3)%.

Market conditions in the home furnishings and bedding industry remain challenging, with continued softness in consumer spending and housing activity weighing on demand and sales. These pressures, compounded by severe winter weather in the United States that effectively eliminated the final week of shipping during the third quarter in our largest market, as well as ongoing complexity related to global trade and tariff dynamics, drove the decline in consolidated net sales for the quarter. While we remain confident that our core bedding and furniture markets will recover over time, we believe that meaningful improvement will depend on a sustained rebound in housing activity and discretionary consumer spending. Encouragingly, we have observed what we believe may be some early signs of demand stabilization in the bedding segment in recent periods.

Despite the difficult macroeconomic environment, we continue to secure new programs with major customers and expand our share of available business in targeted channels. Prior to the weather-related disruptions late in the quarter, our bedding sales were tracking those in the comparable prior-year period. Moreover, we were pleased to see growth during the quarter in our sewn mattress cover product category, which remains a key growth driver within our bedding segment. We also continue to see customers recognize the strategic value of our global footprint and strong U.S. manufacturing capabilities, particularly as the current trade and tariff environment drives increased scrutiny of supply chain cost structures and reliability.

The decline in our upholstery sales reflects the broader softness in the home furnishings market and its impact on residential upholstery demand. Notwithstanding these headwinds, we delivered double-digit growth in our upholstery kit product category, an important strategic focus for this segment. Sales in our commercial and hospitality upholstery business also declined year-over-year, as customer demand in these markets was affected by project delays driven by ongoing macroeconomic uncertainty.

Although the markets we serve continue to face near-term challenges, we believe we are well positioned for future growth. The recent restructuring of our bedding platform, along with the completion of several additional initiatives during the quarter that should positively impact our upholstery segment—including the integration of our U.S. distribution operations and the consolidation of our production footprint in China—strengthens our operating foundation. Combined with our capabilities in product development and customer service, these actions position us to capture additional market share in the current environment and to accelerate sales growth as industry conditions improve.

See the Segment Analysis section below for further details.

Gross Profit

Consolidated gross profit for the third quarter of fiscal 2026 was $5.3 million, a decrease of $(1.0) million, or (16.1)%, compared with consolidated gross profit of $6.3 million for the third quarter of fiscal 2025, with bedding gross profit decreasing by $(787,000), or (28.7)%, and upholstery gross profit decreasing by $(861,000), or (20.4)%. Consolidated gross profit for the first nine months of fiscal 2026 was $18.3 million, an increase of $920,000, or 5.3%, compared with consolidated gross profit of $17.4 million, for the first nine months of fiscal 2025, with bedding gross profit increasing by $3.1 million, or 64.6%, and upholstery gross profit decreasing by $(2.8) million, or (19.9)%.

Overall gross profitability for the quarter was adversely affected by lower sales volumes, unfavorable foreign exchange impacts related to our China upholstery operations, and inventory-related adjustments primarily associated with the completion of our restructuring and integration initiatives, which were partially offset by the benefits of improved selling margins within our bedding business.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our loss before income taxes for the third quarter of fiscal 2026 was $(3.1) million, an improvement of $540,000, or 14.7%, compared with loss before income taxes of $(3.7) million for the same period a year ago. Our loss before income taxes for the first nine months of fiscal 2026 was $(6.1) million, an improvement of $10.3 million, or 62.8%, compared with loss before income taxes of $(16.4) million for the same period a year ago.

Although lower comparable sales and other factors adversely affected our operating performance during the quarter, we continue to benefit from the lower costs and efficiencies emanating from our recently restructured bedding manufacturing platform. Our operating performance also continues to benefit from our additional actions to reduce selling, general and administrative expenses and implement price increases to mitigate tariff impacts. Further, the integration of our domestic upholstery distribution and Read window treatment operations into our owned North Carolina facility, along with the reduction of our facility footprint in China, all of which we completed during the quarter, should further strengthen our operating profile going forward.

Income Taxes

We recorded income tax expense of $1.9 million, or (30.6)% of loss before income taxes, for the nine-month period ended February 1, 2026, compared with income tax expense of $635,000, or (3.9)% of loss before income taxes, for the nine-month period ended January 26, 2025.

Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first nine months of fiscal 2026 and 2025. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(12.6) million and $(16.8) million that were incurred during the first nine months of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(657,000) and $(992,000) that were incurred during the first nine months of fiscal 2026 and 2025, respectively.

During the first nine months of fiscal 2026, we incurred a consolidated pre-tax loss of $(6.1) million, compared with a significantly higher consolidated pre-tax loss of $(16.4) million during the first nine months of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2026, as compared with the first nine months of fiscal 2025.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of February 1, 2026, our cash and cash equivalents (collectively, “cash”) totaled $9.7 million, which represents an increase of $4.1 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to: (i) net borrowings on our lines of credit of $5.3 million; and (ii) proceeds from the sale of property, plant, and equipment totaling $1.1 million, partially offset by net cash used in operating activities of $(2.3) million.

Our net cash used in operating activities of $(2.3) million improved for the first nine months of fiscal 2026, compared with net cash used in operating activities of $(9.4) million during the first nine months of fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses from savings associated with our restructuring activities announced on May 1, 2024, and April 24, 2025 (refer to section titled "-- Segment Analysis -- Consolidated Other Income Statement Categories -- Restructuring Activities" for further details regarding our restructuring initiatives), and (ii) an increase in cash flow from accounts receivable due to faster payment trends with key bedding customers, as well as a lower sales mix with upholstery customers who had longer payments trends; partially offset by a decrease in cash flow from: (i) having more finished goods on hand to accommodate customers during the transition of our restructuring activities related to our bedding segment and to prepare for the supply chain effects of the Chinese New Year Holiday, (ii) rising costs to produce and source inventory, and (iii) tariffs imposed in accordance with U.S. trade policies related to imported products, and (iv) a decline in consumer demand negatively impacting cash flow from accounts payable.

We had outstanding borrowings totaling $18.5 million under our line of credit agreements, of which $11.5 million and $7.0 million were reported in lines of credit-current and line of credit-long term, respectively, on the February 1, 2026, Consolidated Balance Sheet.

Segment Analysis

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and business segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g., restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e., restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Bedding Segment

	Three Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Net sales	$27,283	$28,642	(4.7)%
Gross profit	1,956	2,743	(28.7)%
Gross profit margin	7.2%	9.6%	(240)bp

	Nine Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Net sales	$86,093	$86,792	(0.8)%
Gross profit	8,001	4,862	64.6%
Gross profit margin	9.3%	5.6%	370bp

Net Sales

Bedding net sales decreased (4.7)% during the third quarter of fiscal 2026, compared with the same period a year ago. Bedding net sales for the first nine months of fiscal 2026 decreased by (0.8)%, compared with the same period a year ago.

For both the three and nine-month periods ended February 1, 2026, net sales were negatively impacted by reduced demand, as well as ongoing complexity related to global trade and tariff dynamic and adverse weather conditions. However, despite ongoing market headwinds, the company continues to secure new programs with major bedding manufacturers and expand its share of available business within targeted channels. Prior to severe weather-related disruptions late in the quarter, bedding sales were tracking in line with the prior-year period and we were ultimately able to achieve growth in sewn mattress cover products, which remain a key growth driver in this segment. Our bedding customers continue to value the strategic supply alternatives provided by our global footprint and U.S. manufacturing bases, particularly given the increased emphasis on supply chain cost structures and reliability driven by the current tariff environment.

Looking ahead, we see encouraging indications that the bedding market may be stabilizing to a degree, with potential demand improvement driven by product replacement cycles. We will remain focused on expanding placements with key customers and increasing market share to drive revenue growth, while continuing to navigate sales pressure stemming from the current macroeconomic environment. We believe that meaningful future sales growth will depend on a broader industry recovery, improved economic conditions, and greater global trade stability. Ongoing geopolitical risks, including conflicts in Ukraine and the Middle East, also have the potential to disrupt global markets and adversely affect sales.

Gross Profit

Gross profit was $2.0 million for the third quarter of fiscal 2026, a decrease of $(787,000), or (28.7)%, compared with gross profit of $2.7 million for the third quarter of fiscal 2025. Gross profit for the first nine months of fiscal 2026 was $8.0 million, an increase of $3.1 million, or 64.6%, compared with gross profit of 4.9 million for the first nine months of fiscal 2025.

For the third quarter, the decrease in gross profit compared with the comparable quarter was due primarily to inventory-related adjustments resulting primarily from our decision to build inventory to ensure high customer service levels during the pendency of our restructuring activities, as well as lower comparable sales, partially offset by cost reductions, efficiency gains and improved selling margins. For the nine months ended February 1, 2026, the increase in gross profit was due primarily to cost reductions and efficiency gains achieved through the restructuring of our bedding segment in fiscal 2025, together with pricing actions and improved selling margin, partially offset by the same factors affecting the third quarter.

Segment assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; right of use assets; and assets held for sale:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Accounts receivable	$8,601	$11,607	$10,576
Inventory	34,309	31,377	33,293
Property, plant & equipment	20,363	24,210	23,259
Right of use assets	—	200	125
Assets held for sale	—	2,214	2,177
Total segment assets	$63,273	$69,608	$69,430

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of February 1, 2026, accounts receivable of $8.6 million decreased by $(3.0) million, or (25.9)%, compared with accounts receivable totaling $11.6 million as of January 26, 2025. This decrease was driven by a decrease in net sales of (4.7)% during the third quarter of fiscal 2026, compared with the same period a year ago. In addition, this decrease reflects faster payment trends with key customers during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Accordingly, days’ sales outstanding decreased to 29 days for the third quarter of fiscal 2026, from 37 days for the third quarter of fiscal 2025.

As of February 1, 2026, accounts receivable totaling $8.6 million decreased by $(2.0) million, or (18.7)%, compared with accounts receivable totaling $10.6 million as of April 27, 2025. This decrease mostly represents faster payment trends with key customers during the third quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. Accordingly, days’ sales outstanding decreased to 29 days for the third quarter of fiscal 2026, from 35 days for the fourth quarter of fiscal 2025.

Inventory

As of February 1, 2026, inventory of $34.3 million increased by $2.9 million, or 9.3%, compared with inventory totaling $31.4 million as of January 26, 2025. This increase in inventory is due primarily to: (i) requiring more finished goods to be on hand to accommodate customers during our restructuring-related transitions, and (ii) rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

As of February 1, 2026, inventory of $34.3 increased by $1.0 million, or 3.1%, compared with inventory totaling $33.3 million as of April 27, 2025. This increase in inventory is due to the same reasons noted above for the third quarter ended February 1, 2026, compared with the third quarter ended January 26, 2025.

Inventory turns were 3.0 for the third quarter of fiscal 2026, as compared with 3.4 for the third quarter of fiscal 2025, and 2.9 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and bedding industries, as well as restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the third quarter of fiscal 2026. See note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $20.4 million as of February 1, 2026, represents property, plant, and equipment of $19.6 million and $803,000 located in the U.S. and Haiti, respectively. The $24.2 million as of January 26, 2025, represents property, plant, and equipment of $23.0 million, $973,000 and $221,000 located in the U.S., Haiti, and Canada, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.

Right of Use Assets

Right of use assets have steadily decreased due to the restructuring initiatives announced on May 1, 2024, which commenced at the beginning of fiscal 2025 and continued through the third quarter fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, and the closure of two leased facilities located in Quebec, Canada.

As of February 1, 2026, the bedding segment did not have any right of use assets due to the closure of the above mentioned facilities. The $200,000 and $125,000 as of January 26, 2025, and April 27, 2025, respectively, represents a right of use asset located in Haiti.

Assets Held for Sale

As of April 27, 2025, and January 26, 2025, we classified certain assets as held for sale totaling $2.2 million, which mostly related to the manufacturing facility and related land (collectively referred to as the "Property") associated with the closure of our operations located in Quebec, Canada.

During the first quarter of fiscal 2026, we sold the Property, and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. As a result, the bedding segment did not have any assets classified as held for sale as of February 1, 2026.

Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Segment

Net Sales

	Three Months Ended
(dollars in thousands)	February 1, 2026		January 26, 2025		% Change
Non-U.S. Produced	$19,274	93%	$20,291	86%	(5.0)%
U.S. Produced	1,408	7%	3,320	14%	(57.6)%
Total	$20,682	100%	$23,611	100%	(12.4)%

	Nine Months Ended
(dollars in thousands)	February 1, 2026		January 26, 2025		% Change
Non-U.S. Produced	$61,004	93%	$68,000	88%	(10.3)%
U.S. Produced	4,762	7%	9,672	12%	(50.8)%
Total	$65,766	100%	$77,672	100%	(15.3)%

Upholstery net sales decreased (12.4)% during the third quarter of fiscal 2026, compared with the same period a year ago. Upholstery net sales for the first nine months of fiscal 2026 decreased by (15.3)%, compared with the same period a year ago.

Conditions in the upholstery market remain unsettled, continuing to adversely affect demand in the company’s residential fabric business. In addition, broader macroeconomic pressures have dampened project activity in the commercial and hospitality fabric markets we serve. The year‑over‑year declines in upholstery sales during the quarter and first nine months of fiscal 2026 reflect these factors, as well as incremental pressure on customer demand resulting from ongoing tariff volatility. Despite these market challenges, we achieved double‑digit growth in upholstery kits during the quarter. This product category represents an important strategic channel for this segment and continues to perform favorably relative to broader market trends.

Looking forward, we expect conditions in the home furnishings market to remain uncertain in the near term. However, as market conditions improve and a broader industry recovery emerges, we believe that recent scale and efficiency enhancements resulting from the completion of integration initiatives within our upholstery segment, coupled with our product innovation capabilities and multi‑location manufacturing and sourcing platform, position our upholstery segment to accelerate sales growth when demand stabilizes.

The potential impact of ongoing geopolitical developments, including conflicts in Ukraine and the Middle East, remains uncertain and is dependent on factors outside of our control. At this time, we cannot reasonably estimate the effect of these events on the upholstery fabrics segment. However, an escalation of geopolitical tensions, including potential shipping disruptions related to conflicts in the Middle East, could adversely affect our operations, as well as those of our suppliers and customers, and could negatively impact the global economy and our financial performance.

Gross Profit

	Three Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Gross profit	$3,367	$4,228	(20.4)%
Gross margin	16.3%	17.9%	(160)bp

	Nine Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	Change
Gross profit	$11,264	$14,061	(19.9)%
Gross margin	17.1%	18.1%	(100)bp

Upholstery gross profit was $3.4 million for the third quarter of fiscal 2026, a decrease of $(861,000), or (20.4)%, compared with upholstery gross profit of $4.2 million for the third quarter of fiscal 2025. Upholstery gross profit for the first nine months of fiscal 2026 was $11.3 million, a decrease of $(2.8) million, or (19.9)%, compared with upholstery gross profit of $14.1 million for the first nine months of fiscal 2025.

The declines in gross profit within our upholstery segment during the quarter and first nine months of fiscal 2026 were primarily attributable to lower comparable sales and unfavorable foreign exchange impacts associated with our China upholstery operations. These factors were partially offset by our improving cost structure, which allowed us to maintain solid gross margins despite challenging market conditions affecting the home furnishings industry, including both residential and commercial upholstery channels.

The residential home furnishings market continues to experience reduced demand driven by shifts in consumer spending patterns, volatility related to global trade and tariffs, inflationary pressures, lower home sales activity, and other macroeconomic factors affecting discretionary purchases. As a result, we expect the current low‑demand environment for residential upholstery fabrics to continue to adversely affect gross profit until market conditions improve.

During the quarter, we completed the integration of our U.S. upholstery distribution and window treatment operations into our owned facility in North Carolina, which is expected to enhance operating efficiency and improve this segment’s profitability profile. In addition, we implemented further cost‑reduction and efficiency initiatives during the quarter, including the rationalization of our production and distribution footprint in China. We continue to monitor demand trends closely and remain prepared to implement additional operational adjustments as necessary to align our cost structure in this segment with market conditions, while continuing to provide consistent service levels to customers.

Segment Assets

Segment assets consist of accounts receivable; inventory; property, plant, and equipment; and right of use assets:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
Accounts receivable	$8,290	$11,552	$11,268
Inventory	17,899	17,222	16,016
Property, plant & equipment	712	1,117	1,010
Right of use assets	677	2,647	2,678
Total Segment Assets	$27,578	$32,538	$30,972

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of February 1, 2026, accounts receivable of 8.3 million decreased by $(3.3) million, or (28.2)%, compared with $11.6 million as of January 26, 2025. This trend was driven by a decrease in net sales of (12.4)% during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. In addition, this decrease reflects a lower sales mix with customers who had longer payment trends during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Accordingly, days’ sales outstanding was 34 days for the third quarter of fiscal 2026, as compared with 42 days for the third quarter of fiscal 2025.

As of February 1, 2026, accounts receivable of $8.3 million decreased by $(3.0) million, or (26.4)%, compared with $11.3 million as of April 27, 2025. This trend stems from a decrease in net sales during the third quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. Net sales totaled $20.7 million during the third quarter of fiscal 2026, a decrease of (4.5)%, compared with $21.7 million during the fourth quarter of fiscal 2025. In addition, this decrease reflects a lower sales mix with customers who had longer payment trends during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Accordingly, days’ sales outstanding was 34 days for the third quarter of fiscal 2026, as compared with 46 days for the third quarter of fiscal 2025.

Inventory

As of February 1, 2026, inventory of $17.9 million increased by $677,000, or 3.9%, compared with $17.2 million as of January 26, 2025. This increase in inventory is due primarily to: (i) requiring more finished goods to prepare for the supply chain effects of the Chinese New Year Holiday, and (ii) rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products, which were partially offset by a decrease in net sales of (12.4%) due to lower consumer demand during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025.

As of February 1, 2026, inventory of $17.9 million increased by $1.9 million, or 11.8%, compared with $16.0 million as of April 27, 2025. This increase in inventory is due primarily to: (i) requiring more finished goods to be on hand to prepare for the supply chain effects of the Chinese New Year Holiday, and (ii) rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

Inventory turns were 4.0 for the third quarter of fiscal 2026, as compared with 4.2 for the third quarter of fiscal 2025 and 4.0 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and residential furniture industries, as well as from our recent restructuring activities announced on April 24, 2025. See note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $712,000 as of February 1, 2026, represents property, plant, and equipment of $674,000 and $38,000 located in the U.S. and China, respectively. The $1.1 million as of January 26, 2025, represents property, plant, and equipment of $1.0 million and $83,000 located in the U.S. and China, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.

Right of Use Assets

Right of use assets have steadily decreased due to the restructuring initiatives announced on April 24, 2025, which were mostly completed by the end of the third quarter fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of lease agreements associated with upholstery facilities located in Burlington, North Carolina, and Knoxville, Tennessee, as well as one facility located in Shanghai, China.

The $677,000 as of February 1, 2026, represents right of use assets of $574,000 and $103,000 located in China and the U.S., respectively. The $2.6 million as of January 26, 2025, represents right of use assets of $1.9 million and $764,000 located in the U.S. and China, respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.

Consolidated - Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	% Change
SG&A expenses	$8,464	$8,579	(1.3)%
Restructuring expense	584	1,655	(64.7)%
Interest expense	(183)	(63)	190.5%
Interest income	375	255	47.1%
Other income	393	15	N.M

	Nine Months Ended
(dollars in thousands)	February 1, 2026	January 26, 2025	% Change
SG&A expenses	$26,321	$27,235	(3.4)%
Restructuring credit (expense)	2,425	$(6,317)	N.M.
Interest expense	(565)	(121)	366.9%
Interest income	859	761	12.9%
Other expense	833	898	(7.2)%

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the third quarter and first nine months of fiscal 2026, compared with the third quarter and first nine months of fiscal 2025, was primarily due to the cost reduction initiatives in connection with our restructuring and integration activities announced on May 1, 2024, and April 24, 2025 (see Note 10 of the consolidated financial statements for further details and descriptions of our restructuring initiatives). Also, additional SG&A expenses were incurred during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025, as the first nine months of fiscal 2026 and 2025 represented 40-week and 39-week periods, respectively.

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

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of the Property located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. See Notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of fair value regarding the Property and equipment.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. Of this total $5.3 million, $7.2 million and $(1.9) million, represent a cash restructuring and related charge and a non-cash restructuring credit, respectively.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed our leased facilities operated by our upholstery segment located in Burlington, North Carolina, and Knoxville, Tennessee, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which has historically been solely operated by our bedding segment.

These restructuring activities were mostly completed by the end of the third quarter of fiscal 2026. Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $2.6 million, of which $2.3 million and $265,000 related to the upholstery and bedding segments, respectively. Of this total $2.6 million, $1.3 million and $1.3 million represent a cash restructuring and related charge and a non-cash restructuring charge, respectively.

The following summarizes restructuring expense (credit) and restructuring related charges associated with the above announcements for the three-month and nine-month periods ended February 1, 2026:

	Three months ended	Nine months ended
(dollars in thousands)	February 1, 2026	February 1, 2026
Additional depreciation expense for shortened useful lives	$3	$112
Employee termination benefits	(6)	164
Lease termination (credit) expense	(4)	37
Facility consolidation and relocation expenses	193	449
Net gain from the sale and impairment of property, plant, and equipment	(2)	(3,753)
Impairment of intangible asset	291	291
Other associated costs	109	275
Loss on disposal and markdowns of inventory	—	931
Restructuring expense (credit) and restructuring related charges (1) (2) (3)	$584	$(1,494)

(1) The $584,000 was classified within restructuring expense in the Consolidated Statement of Net Loss for the three-month period ended February 1, 2026. Of the total $584,000 restructuring expense, $565,000 and $19,000 related to the upholstery and bedding segments, respectively.

(2) Of the total $(1.5) million net restructuring credit and restructuring related charge, a $(2.4) million credit and $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended February 1, 2026. Of the total ($1.5) million net restructuring credit and restructuring related charge, a credit of ($3.1) million and a charge of $1.6 million related to the bedding and upholstery segments, respectively.

(3) Of the total $584,000 restructuring expense for the three months ended February 1, 2026, $577,000 and $7,000 related to the restructuring activities announced on April 24, 2025, and May 1, 2024, respectively. Of the total $(1.5) million net restructuring credit and restructuring related charge for the nine months ended February 1, 2026, a credit of $(3.4) million and a charge of $1.9 million related to the restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

The following summarizes restructuring expense and restructuring related charges associated with the May 1, 2024 announcement described above for the three-month and nine-month periods ended January 26, 2025:

	Three months ended	Nine months ended
(dollars in thousands)	January 26, 2025	January 26, 2025
Additional depreciation expense for shortened useful lives	$—	$1,339
Employee termination benefits	176	1,428
Lease Termination Costs	—	849
Facility consolidation and relocation expenses	970	2,115
Net gain from the sale and impairment of property, plant, and equipment	(33)	(43)
Other associated costs	542	629
Loss on disposal and markdowns of inventory	624	1,509
Restructuring expense and restructuring related charges (1) (2)	$2,279	$7,826

(1) Of the total $2.3 million restructuring expense and restructuring related charge, $1.7 million and $624,000 were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the three-month period ended January 26, 2025. The $2.3 million mostly relates to the bedding segment.

(2) Of the total $7.8 million restructuring expense and restructuring related charge, $6.3 million and $1.5 million were classified within restructuring expense and cost of sales, respectively, in the Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025. The $7.8 million mostly relates to the building segment.

Interest Expense

The increase in interest expense during the third quarter and first nine months of fiscal 2026, compared with the third quarter and first nine months of fiscal 2025, reflects increased borrowings under line of credit agreements associated with our operations located in the U.S. and China.

Interest Income

The increase in interest income during the third quarter and first nine months of fiscal 2026, compared with the third quarter and first nine months of fiscal 2025, reflects interest income earned from a note receivable associated with the sale of the Property that occurred at the beginning of the first quarter of fiscal 2026. During the third quarter and the first nine months of fiscal 2026, interest income of $118,000 and $267,000, respectively, was earned from this note receivable, and this interest income was not earned during the third quarter and the first nine months of fiscal 2025. Interest income was partially offset by a decrease in interest income from lower average cash balances during first nine months of fiscal 2026, compared with the first nine months of fiscal 2025.

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

The increase in other income for the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025, and the decrease in other expense for the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025, reflects $1.0 million of cash proceeds in connection with the resolution of a legal matter, offset by less favorable foreign currency exchange rates associated with our operations located in China. During the third quarter of fiscal 2026, we incurred a foreign currency exchange rate loss associated with our operations located in China totaling $(532,000), compared with a foreign currency exchange rate gain of $305,000 during the third quarter of fiscal 2025. During the first nine months of fiscal 2026, we incurred a foreign currency exchange rate loss associated with our operations located in China totaling $(994,000), compared with a foreign currency exchange gain of $74,000 during the first nine months of fiscal 2025.

The $(994,000) foreign currency exchange rate loss for the first nine months of fiscal 2026 described above was mostly non-cash and offset by an income tax benefit of $839,000. The income tax benefit of $839,000 was associated with tax deductible foreign currency exchange rate losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign currency exchange rate loss derived from U.S. dollar denominated balance sheet accounts is considered tax deductible, as we incur income tax expense and pay income taxes in China's local currency.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.9 million, or (30.6)% of loss before income taxes, for the nine-month period ended February 1, 2026, compared with income tax expense of $635,000, or (3.9)% of loss before income taxes, for the nine-month period ended January 26, 2025.

Our consolidated effective income tax rates for the nine-month periods ended February 1, 2026, and January 26, 2025, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the nine-month periods ended February 1, 2026, and January 26, 2025, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

The following schedule summarizes the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements for the nine-month periods ended February 1, 2026, and January 26, 2025:

	February 1,	January 26,
	2026	2025
U.S. federal income tax rate	21.0%	21.0%
U.S. valuation allowance	(49.7)	(26.2)
U.S. global intangible low tax income tax (GILTI)	(5.9)	—
Tax effects of local currency foreign exchange loss	(5.0)	0.7
Withholding taxes associated with foreign jurisdictions	(4.8)	(1.5)
Sub Part F tax	(0.7)	—
U.S. foreign tax credits	11.5	—
Foreign income tax rate differential	2.8	(0.8)
Uncertain income tax positions	0.7	4.3
Capital expenditure deduction - Quebec, Canada	—	(1.1)
Other (1)	(0.5)	(0.3)
Consolidated effective income tax rate (1) (2) (3)	(30.6)%	(3.9)%

(1)
"Other" for all periods presented represents miscellaneous adjustments that pertain to U.S. permanent differences such as meals and entertainment, income tax provision to return adjustments, and other miscellaneous items.

(2)
Our consolidated effective income tax rates were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from our operations located in China and a gain from the sale of Property located in Canada during the first quarter of fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. net deferred income tax assets during the first nine months of fiscal 2026 and 2025. Consequently, an income tax benefit was not recognized for pre-tax losses associated with our U.S. operations totaling $(12.6) million and $(16.8) million that were incurred during the first nine months of fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have seven years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(657,000) and $(992,000) that were incurred during the first nine months of fiscal 2026 and 2025, respectively.

(3)
During the first nine months of fiscal 2026, we incurred a consolidated pre-tax loss of $(6.1) million, compared with a significantly higher consolidated pre-tax loss of $(16.4) million during the first nine months of fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first nine months of fiscal 2026, as compared with the first nine months of fiscal 2025.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions include: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, we evaluated the provisions of OBBBA and determined OBBBA did not have an impact on our consolidated effective income tax rate, income tax expense, or our U.S. net deferred income tax assets during the nine months ended February 1, 2026, due to the application of a full valuation allowance applied against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

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

As of February 1, 2026, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2023 through 2025, and we currently expect significant U.S. pre-tax losses to continue during fiscal 2026. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of February 1, 2026, January 26, 2025, and April 27, 2025, valuation allowances against our net deferred income tax assets pertain to the following:

(dollars in thousands)	February 1, 2026	January 26, 2025	April 27, 2025
U.S. federal and state net deferred income tax assets	$27,008	$23,962	$23,973
U.S. capital loss carryforward	2,330	2,330	2,330
	$29,338	$26,292	$26,303

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of February 1, 2026, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

A U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of February 1, 2026, January 26, 2025, and April 27, 2025, we recorded a deferred income tax liability of $4.9 million, $5.1 million, and $5.2 million, respectively.

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

As of February 1, 2026, January 26, 2025, and April 27, 2025, we had $845,000, $1.4 million, and $790,000 of total gross unrecognized income tax benefits, of which the entire amount was classified as income taxes payable – long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $845,000, $1.4 million, and $790,000 as of February 1, 2026, January 26, 2025, and April 27, 2025, respectively.

Our gross unrecognized income tax benefit of $845,000 as of February 1, 2026, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

	Nine Months	Nine Months
	Ended	Ended
	February 1,	January 26,
(dollars in thousands)	2026	2025
U.S. Federal - Transition Tax payment	831	665
U.S. State - Income tax payments	4	—
China - Income tax payments, net of refunds	438	1,566
China - Withholding Taxes Associated With Earnings and Profits Distributed to the U.S.	705	—
Canada - Income tax payments, net of refunds	456	(219)
	$2,434	$2,012

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash and cash equivalents (collectively, "cash"), cash flow from operations, and amounts available under our revolving credit lines. As of February 1, 2026, we believe: (i) our cash of $9.7 million; (ii) improvements in cash flow from operations stemming from expected cash savings from our recent restructuring activities, (iii) the current availability under our U.S. line of credit totaling $13.7 million (refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements), and (iv) proceeds totaling $4.8 million from the collection of a note receivable associated with the sale of Property located in Quebec, Canada (see Note 7 of the consolidated financial statements for further details) will be sufficient to fund our: (i) foreseeable business needs; (ii) restructuring activities; (iii) capital expenditures; (iv) commitments; (v) contractual obligations; and (vi) income tax payments.

As of February 1, 2026, our cash and cash equivalents (collectively, “cash”) totaled $9.7 million, which represents an increase of $4.1 million compared with cash of $5.6 million as of April 27, 2025. This increase was due mostly to: (i) net borrowings on our lines of credit of $5.3 million; and (ii) proceeds from the sale of property, plant, and equipment totaling $1.1 million, partially offset by net cash used in operating activities of $(2.3) million.

Our net cash used in operating activities of $(2.3) million improved for the first nine months of fiscal 2026, compared with net cash used in operating activities of $(9.4) million during the first nine months of fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses from savings associated with our restructuring activities announced on May 1, 2024, and April 24, 2025 (refer to section titled "-- Segment Analysis -- Consolidated Other Income Statement Categories -- Restructuring Activities" for further details regarding our restructuring initiatives), and (ii) an increase in cash flow from accounts receivable due to faster payment trends with key bedding customers, as well as a lower sales mix with upholstery customers who had longer payments trends; partially offset by a decrease in cash flow from: (i) having more finished goods on hand to accommodate customers during the transition of our restructuring activities related to our bedding segment and to prepare for the supply chain effects of the Chinese New Year Holiday, (ii) rising costs to produce and source inventory, and (iii) tariffs imposed in accordance with U.S. trade policies related to imported products, and (iv) a decline in consumer demand negatively impacting cash flow from accounts payable.

We had outstanding borrowings totaling $18.5 million under our line of credit agreements, of which $11.5 million and $7.0 million were reported in lines of credit-current and line of credit-long term, respectively, on the February 1, 2026, Consolidated Balance Sheet.

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

By Geographic Area

A summary of our cash by geographic area follows:

	February 1,	January 26,	April 27,
(dollars in thousands)	2026	2025	2025
United States	$338	$1,037	$151
China	8,293	4,032	4,723
Canada	1,014	64	701
Vietnam	26	13	38
Haiti	8	125	8
Cayman Islands	8	8	8
	$9,687	$5,279	$5,629

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

We did not repurchase any shares of common stock during the nine-month periods ended February 1, 2026, or January 26, 2025, respectively.

As of February 1, 2026, $3.2 million is available for additional repurchases of our common stock.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during the first nine months of fiscal 2026, fiscal 2025, 2024, or 2023.

Tariffs

Since early 2025, the U.S. government has imposed tariffs under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA, and the company has filed a claim seeking reimbursement for amounts it paid under the invalidated tariffs, which amount may be significant. However, the Supreme Court’s ruling did not address whether importers who paid IEEPA tariffs are entitled to refunds, and that issue remains subject to further litigation. We cannot predict whether or when any reimbursement for amounts the company paid in respect of IEEPA tariffs will be available. The litigation regarding these refunds may be ongoing for a significant period of time, and we may not be successful in our claim.

Consolidated Basis - Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $38.8 million as of February 1, 2026, compared with $37.9 million as of January 26, 2025, and $43.4 million as of April 27, 2025. Operating working capital turnover was 4.9 during the third quarter of fiscal 2026, compared with 5.8 during the third quarter of fiscal 2025, and 5.7 during the fourth quarter of fiscal 2025.

Accounts Receivable

Accounts receivable was $16.9 million as of February 1, 2026, a decrease of $(6.3) million, or (27.1)%, compared with $23.2 million as of January 26, 2025. This decrease was driven by a decrease in net sales of (8.2)% during the third quarter of fiscal 2026, compared with the same period a year ago. In addition, this decrease reflects faster payment trends with key bedding customers, as well as a lower sales mix with upholstery customers who had longer payment trends during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Accordingly, days’ sales outstanding decreased to 31 days for the third quarter of fiscal 2026, from 39 days for the third quarter of fiscal 2025.

Accounts receivable was $16.9 million as of February 1, 2026, a decrease of $(5.0) million, or (22.7)%, compared with $21.8 million as of April 27, 2025. This decrease reflects faster payment trends with key bedding customers, as well as a lower sales mix with upholstery customers who had longer payment trends during the third quarter of fiscal 2026, compared with the fourth quarter of fiscal 2025. Accordingly, days’ sales outstanding decreased to 31 days for the third quarter of fiscal 2026, from 40 days for the fourth quarter of fiscal 2025.

Inventory

Inventory was $52.2 million as of February 1, 2026, an increase of $3.6 million, or 7.4%, compared with $48.6 million as of January 26, 2025. This increase in inventory is due primarily to: (i) requiring more finished goods to be on hand to accommodate customers during our restructuring-related transitions, and (ii) rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products, which were partially offset by a decrease in net sales related to our upholstery segment due to lower consumer demand during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025.

Inventory was $52.2 million as of February 1, 2026, an increase of $2.9 million, or 5.9%, compared with $49.3 million as of April 27, 2025. This increase in inventory is due primarily to: (i) requiring more finished goods to be on hand to accommodate customers during our restructuring-related transitions, and supply chain effects of the Chinese New Year Holiday, and (ii) rising costs to produce and source inventory, along with tariffs imposed in accordance with U.S. trade policies related to imported products.

Inventory turns were 3.4 for the third quarter of fiscal 2026, as compared with 3.8 for the third quarter of fiscal 2025, and 3.3 for the fourth quarter of fiscal 2025.

Accounts Payable - Trade

Accounts payable - trade was $29.6 million, as of February 1, 2026, a decrease of $(3.1) million, or (9.4)%, compared with $32.7 million as of January 26, 2025. This trend represents a decrease in net sales of (8.2%) due to lower consumer demand, which ultimately led to fewer purchase orders with suppliers, during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025.

Accounts payable - trade was $29.6 million, as of February 1, 2026, an increase of $2.3 million, or 8.5%, compared with $27.3 million as of April 27, 2025. This trend represents a strategic build of inventory due to the supply chain effects of the Chinese New Year Holiday.

Financing Arrangements

Currently, we have line of credit agreements with banks for our U.S parent company and our operations located in China. As of February 1, 2026, we had outstanding borrowings associated with our line of credit agreements totaling $18.5 million, of which $11.5 million and $7.0 million were reported in lines of credit-current and line of credit- long term, respectively.. Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of February 1, 2026, we were in compliance with these financial covenants.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our line of credit agreements, which include the Third Amendment and Fourth Amendment to our U.S. revolving credit agreement effective June 12, 2025.

Leases

Refer to Note 17 of the consolidated financial statements for further disclosures regarding our lease obligations, which include a five-year maturity schedule.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis for the first nine months of fiscal 2026 totaled $442,000, compared with $2.4 million for the first nine months of fiscal 2025. Our decision to reduce our level of capital expenditures is due to the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

During the first nine months of fiscal 2026, we reported depreciation expense of $3.1 million, compared with $4.3 million for the same period a year ago, which was mostly related to our bedding segment for both periods. We reported accelerated depreciation of $112,000 that was classified within restructuring credit in the Consolidated Statement of Net loss for the nine-month period ended February 1, 2026. The $112,000 of accelerated depreciation related to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina, facility to our manufacturing and distribution center located in Stokesdale, North Carolina. We reported accelerated depreciation of $1.3 million that was classified within restructuring expense in the Consolidated Statement of Net Loss for the nine-month period ended January 26, 2025. The $1.3 million of accelerated depreciation related to the shortening of useful lives of equipment associated with the closure of our operations located in Quebec, Canada. See Note 10 of the consolidated financial statements for further details and descriptions of our restructuring activities announced on May 1, 2024 and April 24, 2025.

Based on current expectations, capital spending for fiscal 2026 is projected to be lower than fiscal 2025 and will center on capital projects that will increase efficiencies, improve the quality of our products, and facilitate future growth. Funding for capital expenditures is expected to be from cash provided by operating activities.

Critical Accounting Policies and Recent Accounting Developments

As of February 1, 2026, there were no changes in our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended April 27, 2025.

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

In recent periods we implemented price increases designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., including those imported from China, as well as additional surcharges in response to new tariffs on imports from Haiti, Turkey and elsewhere. The majority of these price increases began to phase in and become effective as of the second quarter of fiscal 2026, and we believe that our current pricing strategies position us to effectively absorb the additional costs flowing from applicable tariffs, but the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

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

Revolving Credit Agreement - United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A., permits both base rate borrowings and borrowings that require interest to be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The annual interest rate under the Credit Agreement as of February 1, 2026, was 5.64%. As of February 1, 2026, outstanding borrowings under the Credit Agreement totaled $7.0 million.

Credit Agreements - China Operations

Effective November 7, 2025, we entered into an unsecured credit agreement with the Bank of China that provides for a 10.0 million RMB ($1.4 million USD as of February 1, 2026) working capital loan. Interest is charged at a rate determined by the Bank of China, which was 2.5% per year as of February 1, 2026. As of February 1, 2026, the outstanding balance under this working capital loan was 10.0 million RMB ($1.4 million USD).

Effective March 5, 2025, we entered into a separate unsecured credit agreement with the Agricultural Bank of China ("ABC") that provided for a line of credit up to 29.0 million RMB ($4.2 million USD as of February 1, 2026). Interest is charged at a rate determined by ABC, which was 2.60% per year as of February 1, 2026. As of February 1, 2026, the outstanding balance under this agreement was 29.0 million RMB ($4.2 million USD).

During the first quarter of fiscal 2026, we entered into unsecured working capital loan agreements with ABC that provided for 21.0 RMB ($3.0 million USD as of February 1, 2026) working capital loan. Interest is charged at a rate determined by ABC, which ranged from 2.50% to 2.6% during the first nine months of fiscal 2026. As of February 1, 2026, the outstanding balance under this agreement was 21.0 million RMB ($3.0 million USD).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which were paid in full at the time of borrowings, and therefore borrowings under these arrangements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency and a substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of February 1, 2026, would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of February 1, 2026, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended February 1, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended February 1, 2026. Our legal proceedings are disclosed in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Item 1A. Risk Factors

Except as set forth below, there have not been any material changes to our risk factors during the three months ended February 1, 2026, from the risk factors disclosed in Item 1A “Risk Factors” of the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2025, for the fiscal year ended April 27, 2025.

Our business may be adversely affected by increased tariffs or other changes in U.S. trade policy related to imported products.

Many of our products are manufactured or sourced outside of the U.S. Since early 2025, the U.S. government has imposed tariffs on imports from various countries, including China, where a significant amount of our products is manufactured. Many of these tariffs were imposed pursuant to the International Emergency Economic Powers Act (IEEPA). In February 2026, the U.S. Supreme Court ruled these tariffs unlawful, but did not address potential refunds for tariffs paid under IEEPA. The U.S. government immediately imposed new global tariffs pursuant to different statutory authority.

These tariff actions compelled us to raise prices on our products and, as a result, our sales and gross margins on certain products are likely to be impacted. Moreover, the current tariff and trade regulatory environment is unpredictable, making it difficult to for us, and for our customers, to manage enterprise cost structure and supply chain planning. Any tariffs that result in increased costs of imported products and materials could require us to further increase prices to our domestic customers. If we are unable to pass along these additional costs, our sales and gross margins may be adversely affected. Further, while a significant portion of our products produced in China are not sold directly into the U.S., and therefore may not be directly impacted by certain U.S. imposed tariffs, most of our products are sold to manufacturers for end use in the U.S. If our customers’ sales are adversely affected by tariffs, our sales may also be adversely impacted. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” tariffs have had an adverse impact on our business, and may have a material adverse effect on our results of operations in the future.

Following the U.S. Supreme Court’s decision finding tariffs under IEEPA to be unlawful, we filed a claim with U.S. Court of International Trade seeking a refund for the amounts we paid pursuant to IEEPA tariffs. However, the availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. We can offer no assurance as to when, or if, we will receive any payments with respect to these claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
November 3, 2025 to December 7, 2025	—	—	—	$3,248,094
December 8, 2025 to January 4, 2026	—	—	—	$3,248,094
January 5, 2026 to February 1, 2026	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended February 1, 2026, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are submitted as part of this report.

10.1 Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 4, 2025, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender.

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

CULP, INC. (Registrant)

Date: March 13, 2026	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)