Form 10-K
period 2026-05-03
CULP INC
filed 2026-07-17
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2026

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

As of July 15, 2026, 12,662,784 shares of common stock were outstanding. As of November 2, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $42,069,072 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CULP, INC.

FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring and integration actions, production levels, new project launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring and integration actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, ending cash balances and cash positions, borrowing capacity, investments, potential acquisitions, cash and non-cash restructuring and restructuring-related charges, expenses, and/or credits, net proceeds from restructuring-related asset dispositions, future economic or industry trends, public health epidemics, or other future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States. Relatedly, litigation is ongoing as to whether businesses that paid tariffs that were invalidated by the U.S. Supreme Court in February 2026 may receive or retain refunds for those tariffs, and it may be uncertain as to whether the company may retain any such refunds, which could be significant. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. The impact of public health epidemics on employees, customers, suppliers, and the global economy could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured bedding business to profitability, as well as our ability to successfully integrate our bedding and upholstery divisions and achieve the anticipated operating efficiency and cost reduction benefits of that and similar cost-reduction and efficiency initiatives. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

As used in this document, the terms “Culp,” the “company,” “we,” “our,” and “us” refer to Culp, Inc. and its consolidated subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Culp, Inc., par value $.05 per share. The terms “Read Window Products” and “Read” refer to our wholly-owned subsidiary, Read Window Products, LLC.

Overview

Culp is one of the largest marketers of mattress fabrics for bedding and upholstery fabrics for residential, commercial, and hospitality furniture and other applications in North America. The company markets a variety of fabrics to its global customer base of leading bedding and furniture companies, including fabrics produced at Culp's manufacturing facilities and fabrics sourced through other suppliers. The company competes in a business driven by fashion and product performance, and we strive to differentiate ourselves by placing a sustained focus on creativity and product innovation. In addition, we place great emphasis on providing excellent and dependable service to our customers as well as a supply chain that provides customers with sourcing optionality across a variety of jurisdictions. Our focused efforts to protect our financial strength and manufacturing flexibility have allowed us to maintain our position as a stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

At the end of fiscal 2025, we initiated an integration effort involving the combination of our two operating divisions, Culp Upholstery Fabrics and Culp Home Fashions, into one unified business as described below in "—Fiscal 2026 Business Integration." However, for financial reporting purposes, our operations are classified into two operating segments— bedding and upholstery. The bedding business markets primarily knitted and woven fabrics, as well as sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, foundations, and mattress sets. The upholstery business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and seating for offices, healthcare facilities, and other institutional uses, as well as fabric products that are used in the production of upholstered furniture for the hospitality industry, including seating for restaurants, hotels, and theaters. The upholstery business also markets window treatment products and provides installation services for customers in the hospitality and commercial industries.

Culp markets a variety of fabrics and other products in different categories to a global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. In fiscal 2026, we operated production and distribution facilities located in North Carolina, Shanghai, China, and Ouanaminthe, Haiti (on the Dominican Republic border), and we also operated a facility in Tennessee for a portion of the year before closing it in connection with the integration of our two operating divisions.

Culp also sources fabrics and cut and sewn kits from other manufacturers, located primarily in China, Vietnam, and Turkey. Substantially all of these products are created by Culp designers and made specifically for Culp. In connection with the Fiscal 2025 restructuring referenced below, we transitioned the internal weaving operations in our bedding business to a strategic sourcing model primarily utilizing one of our long-standing supply partners in Turkey.

In May 2024, Culp announced a restructuring plan (the “Fiscal 2025 restructuring”) that was effectively completed during our fiscal 2025 year (with the sale of our manufacturing facility in Quebec, Canada, occurring on April 30, 2025, at the start of our first quarter of fiscal 2026). The Fiscal 2025 restructuring primarily focused on the consolidation of certain operations within our bedding segment. It included a phased wind-down and closure of our manufacturing plant in Quebec, Canada, the transition of a portion of that plant's knitting operations to our manufacturing facility in Stokesdale, North Carolina, and the transition of that plant's weaving operations to a strategic sourcing model. In addition, the company reduced its fixed cost structure through the consolidation of its sewn mattress cover operation in Haiti and rationalized its internal upholstery finishing operation in China to better align with demand and further leverage strategic supply relationships. See “—Fiscal 2025 Restructuring” below for further details regarding the restructuring.

During fiscal 2026, we completed the integration of our U.S. upholstery distribution and window treatment operations into our owned facility in Stokesdale, North Carolina, and reduced our facility footprint in China. See "—Fiscal 2026 Business Integration" below for further details regarding the integration of our two operating divisions into one unified Culp-branded business.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below, as well as in our “Management’s Discussion and Analysis” in Part II, Item 7 of this report.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Our common stock currently trades on the Nasdaq Stock Market LLC (Nasdaq) under the symbol “CULP.” The company's fiscal year is the 52- or 53-week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina.

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

Fiscal 2025 Restructuring

At the beginning of fiscal 2025, Culp announced and initiated the Fiscal 2025 restructuring, which was designed to reduce costs, improve asset utilization, and drive performance and profitable growth. The plan, which was mostly focused within the company’s bedding segment and, to a lesser extent, its upholstery segment, included the following strategic actions:

•
Consolidating the company’s North American bedding operations, including a gradual discontinuation and closure of the company’s manufacturing plant in Quebec, Canada, and the incorporation of the knitting and finishing capacity at this plant into the company’s facility in Stokesdale, North Carolina;
•
Cost efficiency, throughput and quality improvements via the optimization of volume and equipment in the company’s bedding operation in Stokesdale, North Carolina;
•
Transitioning the bedding segment’s internal weaving operation to a strategic sourcing model through the company’s long-standing supply partners, which enhanced competitiveness and value for customers;
•
Consolidating the company’s Haiti sewn mattress cover operation (which is located on the Dominican Republic border) into one building, which significantly reduced operating expenses at that location;
•
Restructuring the company’s upholstery finishing operation in China to better align with demand and continuing to leverage strategic supply relationships; and
•
Reducing unallocated corporate and shared services expenses with targeted annualized savings of $1.5 million.

These restructuring actions were effectively completed during fiscal 2025, with the sale of the Quebec facility occurring at the start of fiscal 2026. Since the inception of this restructuring initiative, we incurred cumulative restructuring and restructuring-related charges totaling $5.3 million, most of which related to the bedding segment. Of the total $5.3 million in cumulative charges, we recorded a restructuring credit of $(3.4) million in fiscal 2026 related to the sale of the Quebec, Canada, facility noted above, and we incurred $8.7 million of restructuring and restructuring-related charges during fiscal 2025. The $5.3 million cumulative charges included $7.2 million of cash charges and a $(1.9) million non-cash restructuring credit. For further information about the Fiscal 2025 restructuring, see Note 10 to the consolidated financial statements.

Fiscal 2026 Business Integration

At the end of fiscal 2025, we announced and initiated a strategic transformation of our operating model through the combination of our two operating divisions into a single, integrated business designed to optimize operational agility, further streamline costs and processes, and increase responsiveness to customer needs and market trends. This integration initiative included, among other actions, increased centralization and collaboration among previously division-specific functions and departments, the transition of the duties and responsibilities of certain key division leadership roles to a company-wide scope, and the consolidation of certain upholstery and window treatment operations into a shared management model within our owned Stokesdale, North Carolina facility, which had historically been operated solely by our bedding segment. In addition, we closed leased facilities in Burlington, North Carolina, and Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to the Stokesdale, North Carolina, facility. We also reduced our upholstery facility footprint in China from three to two facilities during fiscal 2026.

These integration actions were completed by the end of fiscal 2026. Since the inception of this restructuring initiative, we have incurred restructuring and restructuring-related charges totaling $2.7 million, of which $676,000 were incurred in fiscal 2025 and $2.0 million of which were incurred in fiscal 2026. This included approximately $1.4 million in cash costs and $1.3 million in non-cash charges. For further information on the Fiscal 2026 business integration, see Note 10 to the consolidated financial statements.

Segments

Our operations are classified into two business segments for reporting purposes: bedding and upholstery. The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2026		Fiscal 2025		Fiscal 2024
Bedding	$116.6	57%	$113.9	53%	$116.4	52%
Upholstery	86.9	43%	99.3	47%	108.9	48%
Total	$203.5	100%	$213.2	100%	$225.3	100%

Additional financial information about our operating segments can be found in Note 19 to the consolidated financial statements included in Item 8 of this report.

Bedding. The bedding segment, previously known as Culp Home Fashions prior to the recent integration of our bedding and upholstery divisions, manufactures and markets bedding and sewn mattress covers to bedding manufacturers. These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics. Our bedding business operates a fabric manufacturing facility located in Stokesdale, North Carolina, and, prior to the Fiscal 2025 restructuring, operated a fabric manufacturing facility in St. Jerome, Quebec, Canada. As part of the Fiscal 2025 restructuring, Culp relocated some of its knitting and finishing operations from its Quebec, Canada, facility to Stokesdale, North Carolina, and transitioned its woven jacquard fabric operations to a strategic sourcing model utilizing outside suppliers. See “—Manufacturing and Sourcing—Bedding Segment,” below, for information on our bedding manufacturing.

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

In prior fiscal years, we completed several multi-year capital projects in our bedding business, including certain operational consolidations, capacity expansions, efficiency and customer service enhancements, and other measures to maintain flexibility in our fabric sourcing strategies. In fiscal 2021, we invested in additional knit machines and other equipment to expand our bedding capacity in North America, and we also enhanced the digital project management platform that allows us to work with customers from concept ideation and 3D mapping to product life cycle management and final merchandising. In fiscal 2022, we expanded our leading-edge technology by investing in robust hot melt lamination finishing equipment. In fiscal 2024, we invested in knitting software to monitor machine efficiency and output and a chemical dosing system designed to enhance our finishing capabilities and provide immediate cost saving benefits.

We believe the success of our bedding business over the longer term is due largely to a strategy focusing on creative design and product innovation, a strong, multi-faceted and flexible global manufacturing and sourcing platform, solid long-term customer and vendor relationships, and reliable service. Our business model has allowed us to provide bedding manufacturers with innovative products developed from consumer-based research and trend analysis, and we have been able to meet continually changing demand trends with the support of our flexible global platform.

Upholstery. The upholstery segment, previously known as Culp Upholstery Fabrics prior to the recent integration of our bedding and upholstery divisions, markets fabrics for residential, commercial, and hospitality furniture. This segment also includes window treatment products and installation services through our Read Window Products business, including roller and solar shades, drapery, roman shades and top treatments, hardware, and top-of-mattress soft goods, for customers in the hospitality and commercial industries.

During fiscal 2025 and fiscal 2026, the upholstery segment reduced the number of facilities it operates in Shanghai, China, and now operates two facilities there. From these locations, we market a variety of upholstery and cut and sewn kits sourced from third-party producers, mostly in China and Vietnam. We utilize these facilities for design, prototyping, warehousing, quality control, and inspection operations related to these products. As part of the Fiscal 2025 restructuring, we rationalized our internal upholstery finishing operation in China to better align with demand and further leverage strategic supply relationships. See “—Manufacturing and Sourcing—Upholstery Segment,” below, for information on our upholstery manufacturing.

We continue to expand our marketing efforts to sell our upholstery products in countries other than the U.S., including the Chinese local market. In fiscal 2024, we established an administrative office located in Ho Chi Minh City, Vietnam, for the purpose of enhancing our sourcing capabilities and to further diversify our supply chain in Asia. In fiscal 2026, we also added a showroom in Ho Chi Minh City, Vietnam, to facilitate better product exposure with our growing customer base there. Additionally, we market a variety of window treatments, using mostly customer-supplied fabrics and materials. These window treatment products are now fabricated at our facility in Stokesdale, North Carolina (following the consolidation described above in "—Fiscal 2026 Business Integration"), as well as by third-party suppliers.

In recent years, our upholstery business has successfully transitioned from reliance on a large fixed capital manufacturing base to a more flexible and scalable marketing model better equipped to meet changing levels of customer demand and shifting consumer tastes. At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics. This strategy has allowed us to reduce capital investment in fixed assets and better control production costs, while continuing to leverage our design and finishing expertise, industry knowledge, and customer and supplier relationships.

We believe the success of our upholstery business over the longer term is due largely to a strategy focusing on design and product innovation in a low-cost environment, speed-to-market execution, consistent quality, reliable service and lead times, and increased recognition of and reliance on the Culp brand. We believe this strategy serves as a competitive differentiator in our markets and enables us to provide furniture manufacturers with products from nearly every category of fabric for upholstered furniture and meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp offers products primarily to manufacturers and other customers in four principal markets – bedding, residential furnishings, commercial furnishings, and hospitality furnishings. The bedding segment supplies the bedding market, which comprises mattress sets (mattresses, box springs, foundations and top-of-bed components) and bedding accessory products. The upholstery segment supplies the residential furnishings market and the commercial and hospitality furnishings markets. The residential furnishings market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals. The commercial furnishings market includes fabrics used for upholstered seating sold primarily for use in offices, healthcare facilities, and other institutional settings as well as window treatment products for commercial application. The hospitality furnishings market includes fabrics and window treatment products for use in the hospitality industry (primarily hotels, restaurants, and theater seating). The principal markets into which the company sells products are described in more detail below. The great majority of our products are sold to manufacturers for end use in the U.S. and, accordingly, the discussions below are focused on that market.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable. This is due in part to the fact that a larger share of bedding industry sales are replacement purchases, which are generally less volatile than sales based on economic growth and new household formation. Since the second half of fiscal 2022, the bedding industry has experienced weakness in domestic mattress sales, with industry reports reflecting significant unit contraction and historically low volume. We believe this industry softness is mostly driven by inflationary pressures and related uncertainty affecting consumer spending, especially for mattress products in the low to mid-range price points. Industry reports indicate that these factors, along with price increases driven by recent tariff-related actions, are expected to continue affecting the bedding industry into fiscal 2027.

Until the last several years, the U.S. bedding industry largely remained a North American-based business, with limited competition from imports. This dynamic was mainly driven by the short lead times demanded by mattress manufacturers and retailers, the customized nature of product lines, the relatively low direct labor content in mattresses, and strong domestic brand recognition. In recent years, imports of bedding into the U.S. accelerated significantly, especially for lower-priced and roll-packed, boxed bedding. Major importing countries in fiscal 2026 included Indonesia, Mexico, Vietnam, Poland, and China, among others. The result of the increase in imports has been a decline in sales for the major U.S. bedding manufacturers, which has affected major suppliers to those manufacturers, including Culp. While several rounds of actions by the U.S. Department of Commerce intended to promote domestic production have yielded some benefits to domestic manufacturers, and recent U.S. tariff measures may ultimately enhance the competitive positioning of domestic manufacturers, imported products continue to retain solid market share. Additionally, many mattress producers have adjusted to an assembly-only model in the U.S., still utilizing a mix of domestic and imported materials from suppliers like Culp.

We believe that key trends in the bedding industry include increased demand for roll-packed/compressed (or "boxed") mattresses through both online and traditional sales channels, greater awareness among consumers about the health benefits of better sleep, greater emphasis on designs knitted or woven into mattress fabric, consolidation resulting in larger market share for certain mattress manufacturers and marketers, and the pricing and supply chain impacts stemming from the ongoing global trade negotiations and related tariff and import control measures. Consumer acceptance of roll-packed/compressed, or “boxed,” mattresses as a delivery mechanism continues to drive growth and increase market share for this product, increasing potential demand for knitted fabrics and sewn mattress covers.

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

Overview of Residential, Commercial, and Hospitality Furnishing Industries

Overall demand for our residential and commercial upholstery depends upon consumer and business demand for furniture products, which is subject to variations in the general economy, including current inflationary pressures affecting consumer spending and declines in consumer confidence. Purchases of furniture products are discretionary for most individuals and businesses, and economic downturns or periods of depressed consumer confidence reduce demand for our upholstery fabrics. In addition, sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formation. Reduced home sales in recent years have adversely affected our residential sales.

Additionally, demand for our upholstery and window treatment products for the commercial and hospitality industries generally reflects economic trends affecting businesses; consumer spending on travel and experiences; demand for new and refurbished hotel and resort properties; and demand for new and refurbished commercial office space. While increased consumer spending on travel and experiences following the COVID-19 pandemic drove increased demand for our products in the hospitality market, this trend shifted in fiscal 2026, with travel and leisure spending being challenged by ongoing global volatility, tariffs, and inflation. As a result, hotel and resort properties and other hospitality/entertainment businesses have been reluctant to start new projects or have delayed planned projects, which has adversely affected our hospitality sales. In addition, significant challenges in the commercial real estate market following the COVID-19 pandemic and its impact on remote work trends have adversely affected our commercial sales to some extent in recent years.

The sourcing of components and fully assembled furniture from overseas continues to play a major role in the furniture industry. The largest source for imported upholstery continues to be China, while China and Vietnam now serve as the largest sources for fully assembled furniture. Imports of upholstery, both in roll and in “kit” form, have significantly impacted the furniture market in recent years, with fabrics entering the U.S. from China and other low labor-cost countries resulting in increased price competition in the upholstery and upholstered furniture markets. The supply chain and pricing impacts stemming from the ongoing trade negotiations between the U.S. and China and other low labor-cost countries, as well as related tariff and import control measures, may ultimately impact this competitive dynamic.

In general, the residential furniture industry has been consolidating for several years, with the result of this trend being fewer, but larger, customers for marketers of upholstery fabrics. Intense price competition continues to be an important consideration for both residential and commercial furniture.

Additionally, with ongoing trade and other tensions between the U.S. and China, the trend of customers transitioning some or all of their supply chains away from China beginning in late fiscal 2019 has continued and, in some cases, accelerated. While we believe Asia remains a preferred location for sourcing of components, including fabric, we continue to diversify our sourcing strategies to develop additional geographic options to service our customers.

Products

As described above, our products include bedding and upholstery, which are our two identified operating segments. These fabrics are sold in roll form and as sewn mattress covers by the bedding segment, and in roll form and as cut and sewn kits by the upholstery segment. Our upholstery segment also provides window treatments and related products.

Bedding Segment

Bedding segment sales constituted 57% of our total net sales for fiscal 2026, compared with 53% for fiscal 2025. The company has emphasized fabrics that have broad appeal at prices generally ranging from $2.00 to more than $18.00 per yard.

Upholstery Segment

Upholstery segment sales totaled 43% of our total net sales for fiscal 2026, compared with 47% for fiscal 2025. The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $5.00 to $15.00 per yard.

Product Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture. We also market window treatment products to customers in the hospitality and commercial industries. Our product lines include:

Bedding

•
Knitted fabric – Various patterns and intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns. Knitted bedding fabrics have inherent stretching properties and spongy softness, which conforms well to layered foam packages.
•
Woven jacquards – Various patterns and intricate designs, woven on complex looms using a variety of synthetic and natural yarns; sourced from third parties following the Fiscal 2025 restructuring.
•
Converted fabric – Suedes, pile, and embroidered fabrics, as well as other specialty type products, are sourced to offer diversity for higher-end mattresses.
•
Sewn mattress covers – Covers for mattresses (primarily specialty beds), sewn from bedding produced by our facilities or sourced from third parties.

Upholstery

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
•
Cut and sewn kits – Covers made from various types of upholstery and cut and sewn to the specifications of furniture manufacturing customers for use on specific furniture frames.

Through our Read Window Products business, the upholstery segment also markets a variety of window treatment products and installation services for customers in the hospitality and commercial industries. These products include roller and solar shades, drapery, roman shades and top treatments, hardware products, and soft goods such as duvet covers, bed skirts, bolsters and pillows.

Manufacturing and Sourcing

Bedding Segment

Our bedding segment currently operates two manufacturing plants, with one located in Stokesdale, North Carolina, and one in Ouanaminthe, Haiti, on the Dominican Republic border. In connection with the Fiscal 2025 restructuring, we closed our manufacturing plant in St. Jerome, Quebec, Canada, and expanded the capacity of our plant in North Carolina via the relocation of knitting and finishing equipment from our Canada facility. In addition, we consolidated our Haiti production operations from two facilities to one. See “—Fiscal 2025 Restructuring” for further details regarding the Fiscal 2025 restructuring. Over the past 12 fiscal years, we have made capital expenditures to consolidate our production facilities and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity. The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Knitted fabrics are currently produced at our Stokesdale facility, while our jacquard (damask) fabric, which was previously produced solely at our facility in Canada, is now sourced primarily from a long-tenured, strategic supplier located in Turkey. The majority of our finishing and inspection processes for bedding are conducted at the Stokesdale plant, which also offers finished goods distribution capabilities and houses the majority of the bedding business’s administrative offices. Additionally, our mattress cover operation has a wholly owned manufacturing platform in Haiti for production of cut and sewn mattress covers that now consists of a single leased facility following the Fiscal 2025 restructuring.

In addition to the bedding and sewn covers manufactured internally, we have important supply arrangements that allow us to source bedding and sewn covers from strategic suppliers. We source some knitted fabrics, certain converted fabric products, and sewn mattress covers using our China platform. We also source sewn mattress covers from a strategic supply relationship in Vietnam, and our woven jacquard (damask) and knitted fabrics from outside suppliers, with the majority of our woven jacquard (damask) fabrics sourced from a long-standing, strategic supplier located in Turkey. Substantially all of our outsourced bedding products are made specifically for Culp and manufactured to our design specifications.

Upholstery Segment

During fiscal 2025 and fiscal 2026, the upholstery segment reduced the number of facilities it operates in Shanghai, China, and now operates two facilities there. At these facilities, we inspect fabrics sourced from a limited number of suppliers. As part of the Fiscal 2025 restructuring, we rationalized our internal upholstery finishing in China to align with current demand and further leverage strategic supply relationships. Additionally, we previously produced cut and sewn upholstery kits in Haiti, but we discontinued this production during fiscal 2024 due to reduced demand.

A large portion of our upholstery products, as well as certain elements of our production processes, are sourced from outside suppliers. Our facilities in China provide a base from which to access a variety of products, including certain fabrics (such as microdenier suedes and polyurethane fabrics) that are not produced anywhere within the U.S. We have identified opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets. During fiscal 2025 and 2026, we sourced unfinished and finished fabrics, as well as cut and sewn kits, from a limited number of strategic suppliers in China that are willing to commit significant capacity to meet our needs and work with our product development team located in China to meet the demands of our customers. Beginning in late fiscal 2019, we also developed strategic supplier relationships in Vietnam for additional sourcing of our cut and sewn kits, which has allowed us to begin adjusting our supply chains to meet customer demands. In fiscal 2024, we established an administrative office in Ho Chi Minh City, Vietnam, for the purpose of enhancing our strategic sourcing and further diversifying our supply chain in Asia. Additionally, beginning in fiscal 2022, we developed strategic supplier relationships in Turkey for additional sourcing of fabric products, providing further diversification in our supply chain.

We fabricate a variety of window treatment products for our Read Window Products business at our facility in Stokesdale, North Carolina. We also use a limited number of strategic suppliers in the U.S. and Mexico for window treatment fabrication. The majority of upholstery fabrics and materials used by our Read Window Products business to fabricate window treatments are customer-supplied. These materials are generally sourced by customers, and we also source a portion of other window treatment products such as hardware and roller shades, from outside suppliers in the U.S., Turkey, and China.

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

To enhance our design and innovation creativity and advance the synergies between our bedding and upholstery segments, we launched a new innovation campus in downtown High Point, North Carolina, during fiscal 2022. This space combines our design, innovation, and sales teams for both businesses into a shared location to support collaboration and pull our top creative talent together to develop new products and technologies based on the latest consumer trends.

Bedding Segment

Design innovation is a very important element of bedding production. We invest significant resources to stay ahead of current design trends, including maintaining a team of dedicated design and innovation professionals; investing in research and development activities, such as participation in international design shows; and implementing systems for creating, cataloging, and simulating new designs. Price point delineation for our fabrics and our customers’ finished mattress products is accomplished through fabric quality as well as variation in design. Consumers are often drawn to the mattress that is the most visually appealing when in a retail showroom or by viewing mattress products online, so this design variation, together with price point delineation, helps our customers merchandise different looks at various price points. Fiber differentiation also plays an important part in design. For example, rayon, organic cotton, and other special fibers, including recycled fibers promoting sustainability and fibers with cooling properties, are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience. Similarly, many fabrics contain special production finishes that enhance fabric performance.

Bedding designs are not routinely introduced on a scheduled seasonal cadence. Designs are typically introduced upon the request of the customer as they plan new product introductions. Additionally, we work closely with our customers on new design offerings around the major furniture markets such as those in Las Vegas, Nevada, and High Point, North Carolina.

Upholstery Segment

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

Upholstery designs are introduced at major fabric trade conferences that occur twice annually in the United States. We prioritize the protection of our proprietary designs and are assertive in addressing any copying or infringement.

Distribution

Bedding Segment

Most of our bedding shipments originate from our facility in Stokesdale, North Carolina, and we currently have additional distribution capabilities in China, Haiti, and Turkey. Following the Fiscal 2025 restructuring, distribution from Canada was eliminated in connection with the closure of our former facility there.

Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of “make to stock” bedding at our distribution facility in Stokesdale, North Carolina, so that products may be shipped to customers with shorter lead times and/or on a “just in time” basis.

Upholstery Segment

A majority of our upholstery products are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Stokesdale, North Carolina, and Shanghai, China. We also have distribution capabilities in Vietnam and Turkey.

In addition to “make to order” distribution, an inventory of select fabric patterns is held at our distribution facilities in North Carolina and China from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”

Window treatment products sold through our Read Window Products business are done on a “job order” basis, with manufactured products shipped directly to the job installation site from our facility in Stokesdale, North Carolina, or shipped from our strategic suppliers.

Sources and Availability of Raw Materials

Bedding Segment

Raw materials account for approximately 60%-70% of our bedding production costs. The bedding segment purchases primarily synthetic yarns (polyester, polypropylene, and rayon), certain greige (unfinished) goods, glue adhesives, laminates, dyes, and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand and the general rate of inflation. The ongoing global trade negotiations, including the recent imposition of U.S. tariffs on China imports and the possibility for additional tariffs, have also affected the price of raw materials and may continue to do so. Additionally, because many of our basic raw materials are produced from petrochemical products, our costs are highly sensitive to the underlying price of oil, which has experienced fluctuation in recent periods in connection with impacts from the U.S. conflict with Iran.

The bedding segment generally has not had significant difficulty in obtaining raw materials. However, our increasing use of outside suppliers to source materials could subject the bedding segment to price adjustments, delays, expenses, or production interruptions caused by shipping logistics or business partners outside of our control.

Upholstery Segment

The upholstery segment generally does not purchase raw materials directly, but raw materials, particularly synthetic yarns (polyester, acrylic, rayon, and polypropylene) and dyes, are important to our suppliers of finished and unfinished fabrics. Raw materials account for approximately 60%-70% of the costs of the upholstery products we manufacture. As with our bedding segment, our costs fluctuate based on supply and demand, the general rate of inflation and the price of oil. In addition, the ongoing global trade negotiations, including U.S. tariffs on China imports and the possibility for additional tariffs, have also affected raw material costs and may continue to do so.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Seasonality

Overall, demand for our products generally depends upon consumer demand for furniture and bedding products, which reflects sensitivity to overall economic conditions, including consumer confidence, unemployment rates, and housing market conditions.

Bedding Segment

The bedding business and the bedding industry in general are slightly seasonal, with sales traditionally being the highest in early spring and late summer and another peak in mid-winter. In the U.S., customers often purchase mattresses during major holidays in conjunction with retail store promotional events. However, these seasonality trends relate more to in-store retail sales. Online sales, which have grown in recent years, are less affected by in-store seasonality trends.

Upholstery Segment

The upholstery business has some seasonality, which is tied to the timing of holidays in our manufacturing facilities. Our facilities in China close during Chinese National Holiday (in October) and the Chinese New Year (which occurs in January or February each year), often causing sales to be higher in advance of these holiday periods and sometimes lower during or immediately following the same periods.

Competition

Competition for our products is high and is based primarily on price, design, quality, product performance, timing of delivery, and service.

Bedding Segment

The bedding market is concentrated within a few relatively large suppliers including Culp, as well as some niche producers focusing mainly on knitted products. We believe our principal bedding competitors are BekaertDeslee Textiles (fabric and mattress cover producer), Global Textile Alliance (fabric and mattress cover producer), and several smaller companies producing knitted fabrics, sewn covers, and other fabric, including companies in China supplying fabric and cover products to sub-contract manufacturers in the U.S. In addition, our bedding customers continue to face increasing competition from imports of finished beds, which indirectly compete with our bedding products because import producers generally do not purchase our fabrics.

Upholstery Segment

In the upholstery market, we compete against a large number of companies ranging from a few manufacturers comparable in size to Culp to small producers and converters (companies that buy and re-sell fabrics, but have no manufacturing). We believe our principal upholstery competitors are Crypton, Dorell Fabrics Co., Morgan Fabrics, Richloom Fabrics, Specialty Textile, Inc., and ZhongWang Fabrics, plus a significant number of smaller competitors (both manufacturers and converters).

The trend in the upholstery industry toward greater overseas competition and the entry of more converters has caused the industry to become substantially more fragmented in recent years, with lower barriers to entry. This has resulted in a larger number of competitors selling upholstery products and an attendant increase in competition based on price.

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

Human Capital

Our Employees

As of the end of fiscal 2026, we employed 887 people, an increase of 56 employees compared to the end of the prior fiscal year. The year-over-year increase in the number of employees primarily relates to an increase in employees in the bedding segment due to a ramp-up in cut and sew production in Haiti as a result of higher demand, partially offset by headcount reductions associated with the fiscal 2026 business integration and the consolidation of certain facilities.

Approximately 405 of our employees work in the United States, and 482 are employed in international locations. We employ the vast majority of our team on a full-time basis.

The hourly employees at our former manufacturing facility in Canada were represented by a local, unaffiliated union. The collective bargaining agreement covering those employees was terminated in connection with our closure of that facility in fiscal 2025. We are not aware of any ongoing efforts to organize our employees, and we believe our employee relations are very good with our workforce.

Our company-wide annual employee turnover rate was approximately 25.2% during fiscal 2026, compared to approximately 46.3% in the prior year. Although our turnover rate was down in fiscal 2026 compared to the prior year, employee turnover in recent fiscal years has been higher than near-term historical trends, driven mostly by the rationalization of our bedding cut and sew operation in Haiti during fiscal 2024; the discontinuation of our upholstery cut and sew operation in Haiti during fiscal 2024; the Fiscal 2025 restructuring and associated closure of our former Canada manufacturing facility, consolidation of our two manufacturing facilities in Haiti, and rationalization of our internal upholstery finishing operation in China; and the fiscal 2026 business integration and consolidation of certain upholstery facilities in the U.S. and China. See “—Fiscal 2025 Restructuring” and "—Fiscal 2026 Business Integration” for further details regarding these restructuring and integration actions. Excluding employee layoffs associated with these events, our company-wide annual employee turnover rate was approximately 18.4% in fiscal 2026, 24.5% in fiscal 2025, and 17.6% in fiscal 2024.

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

We also continue to strengthen our workforce analytics to advance HR metrics and delivery, enhance HR operations, and continually evaluate responsible use of artificial intelligence to support efficiency and decision-making. Our focus is on translating insights into action through deeper leader engagement, continued emphasis on retention and safety, and sustained communication with employees.

Our human resources department concentrates on aligning employee feedback, leadership action, and measurable outcomes. Results from our ongoing company-wide CULPchat surveys help shape priorities, and we are intentional about communicating with employees on how their feedback is being addressed. In addition, we conduct targeted retention and attrition surveys with front-line supervisors and managers to better understand turnover challenges at the operational level. Analysis of this data then informs action planning.

In addition to CULPchat, other examples of employee engagement initiatives include:

•
Interactive TeamTalk meetings, business strategy sessions, and video chat sessions with senior management
•
Leadership Talk Tuesdays for managers and supervisors, with each session featuring either an external or internal guest speaker presenting various leadership development topics and also covering company human resources policies and benefits
•
Frontline Leadership Academy, with monthly sessions held in-person at our Stokesdale, North Carolina facility targeting associates who are new in leadership roles and those in need of extra leadership development
•
Regularly scheduled, on-site informational and assistance visits by the company's human resources benefits team to our Stokesdale, North Carolina, facility
•
The CulpVets program, which provides special recognition to military veterans

•
The “CULPgrow” program, which provides employees with skills assessment and education assistance, such as GED, ESOL (English to Speakers of Other Languages), and computer literacy programs. The purpose of CULPgrow is to provide a workplace where every employee has the key resources they need to grow, develop, and reach their career goals. The program focuses on identifying the skills and goals of each employee, as well as ways the company can invest in their future and provide tools and resources that support their career advancement. It also provides resources such as financial educational assistance, as well as mentorship opportunities where employees can be matched with a company mentor and guided through pathways for success within the company.
•
The "Share the Love" program, a company-wide global giving initiative that involves employees in each of our geographic locations choosing a charitable endeavor to support, based on their knowledge of local cultural considerations and areas of need
•
Employee awards and recognition programs

These engagement efforts and programs are continually refined and updated to meet the evolving needs of our workforce.

Safety and Health

The safety and health of our employees is a fundamental priority at Culp. In fiscal 2026, we launched a new "Target Zero" safety program that reflects our ongoing commitment to creating a workplace where every employee goes home safe at the end of every shift. We recognize that safety culture is driven by leadership, and what we consistently discuss and prioritize sets the standard for our teams. Our leadership is expected to reinforce safety daily through shift huddles, conversations, and visible leadership commitment; engage with employees on hazards and safety concerns; and recognize and affirm safe behaviors in real time.

In addition to Target Zero, we maintain comprehensive safety monitoring and training programs, with regular reports to senior management on these topics. Our behavior-based safety initiative combines awareness programs, observation, and training to enhance continued compliance with safe and healthy practices in our facilities.

Customers and Sales

Bedding Segment

Major customers for the bedding business include leading bedding manufacturers such as Serta-Simmons Bedding (SSB), Somnigroup International (f/k/a Tempur Sealy International (TSI) prior to its acquisition of Mattress Firm), Brooklyn Bedding, FXI, Sleep Number, and Ashley Furniture. Our largest customer in the bedding segment is Serta-Simmons Bedding (SSB), accounting for approximately 13% of the company’s consolidated sales in fiscal 2026. These sales include sales to customers who are also subcontractors and licensees for SSB. Our bedding customers also include many small and medium-size bedding manufacturers.

Upholstery Segment

Our major customers for our upholstery business are leading furniture manufacturers including Ashley Furniture, Flexsteel Home, Jonathan Louis, La-Z-Boy Incorporated (La-Z-Boy Wholesale, Joybird and England), Southern Furniture Industries (Fusion and Southern Motion), and Best Home Furnishings. Major customers for the company’s fabrics for commercial furniture include Exemplis, HNI Corporation, Hilton, and Best Western. Our largest customer in the upholstery segment is La-Z-Boy Incorporated, which accounted for approximately 12% of the company’s consolidated sales in fiscal 2026.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

(dollars in thousands)

	Fiscal 2026		Fiscal 2025		Fiscal 2024
United States	$139,936	68.8%	$143,713	67.4%	$153,631	68.2%
North America (Excluding USA)(1)	31,544	15.5%	32,912	15.4%	29,357	13.0%
Far East and Asia(2)	28,963	14.2%	30,586	14.3%	36,334	16.1%
All other areas	3,039	1.5%	6,026	2.8%	6,011	2.7%
Subtotal (International)	$63,546	31.2%	$69,524	32.6%	$71,702	31.8%
Total	$203,482	100.0%	$213,237	100.0%	$225,333	100.0%

(1)
Of this amount, $28.7 million, $28.8 million, and $25.1 million are attributable to shipments to Mexico in fiscal 2026, 2025, and 2024, respectively.
(2)
Of this amount, $12.6 million, $16.0 million, and $18.3 million are attributable to shipments within China in fiscal 2026, 2025, and 2024, respectively.

Sales attributed to individual countries are based upon the location that the company ships its products to for delivery to customers.

For additional segment information, including the geographic location of long-lived assets, see Note 19 in the consolidated financial statements.

Backlog

Bedding Segment

The order backlog for our bedding segment is not a reliable predictor of future shipments because the majority of sales in that segment are made on a just-in-time basis.

Upholstery Segment

Although it is difficult to predict the amount of order backlog that is “firm” in our upholstery segment, we have reported the portion of the upholstery backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. As of May 3, 2026, the portion of the upholstery segment backlog with confirmed shipping dates prior to June 8, 2026, was $8.5 million, compared with $6.5 million as of the end of fiscal 2025 (for confirmed shipping dates prior to June 2, 2025). The increase in the order backlog for our upholstery segment for this period is primarily due to more consistent ordering activity from a large residential customer in fiscal 2026, as compared to fiscal 2025 (when such customer had concentrated periods of ordering throughout the year that led to periods of elevated or reduced backlog, including a period of lower backlog at the end of fiscal 2025).

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

Overall demand for our products depends upon consumer demand for furniture and bedding products, which is subject to cyclical variations in the general economy, including current inflationary pressures affecting consumer spending, declines in overall consumer confidence, recession and fears of recession, and other geopolitical events, such as the ongoing Russia/Ukraine war, the war in Iran, and other armed conflicts in the Middle East and other areas of the world. Because purchases of furniture and bedding products may be considered discretionary purchases for most individuals and businesses, demand for these products is heavily influenced by economic trends. Economic downturns, increases in unemployment rates, persistent inflation, and uncertainty about future health and economic prospects can affect consumer spending habits and demand for discretionary items, including home furnishings, which reduces the demand for our products and, therefore, can cause a decline in our sales and earnings. In addition, the level of housing starts, sales of existing homes, declines in office occupancy rates, trends in disposable income, changes in interest rates (particularly home mortgage rates), and availability of consumer credit, can also affect our business.

Following an increase in demand for residential upholstery during the COVID-19 pandemic, increased consumer discretionary spending on travel, leisure, and entertainment, and away from home goods persisted for several years. Inflationary pressures also impacted consumer spending through fiscal 2026. Further, the extended downturn of the U.S. housing and commercial real estate markets negatively affected demand for furniture and bedding, reducing demand for our upholstery and bedding products. In addition, as discussed in more detail below, recent global trade negotiations and related tariff and import control measures have affected, and are expected to continue to impact, industry pricing and supply chain dynamics, which may continue to pressure demand for our upholstery and bedding products. Global volatility, higher oil prices, and overall inflation have also challenged travel and leisure spending in fiscal 2026, which has negatively affected demand in our upholstery hospitality business. We are unable to predict how long these trends will last, or to what extent macroeconomic or other geopolitical events may affect the purchasing cycle for home furnishing products. Demand for our products, along with our results of operations, has been adversely affected by macroeconomic trends that are beyond our control, and those effects may continue or worsen.

Partly in response to certain of these trends, in fiscal 2025 we completed a restructuring of our business pursuant to which we, among other actions, consolidated our North American bedding operations and our sewn cover operation in Haiti in an effort to align capacity and cost structure with demand. See “Item 1. Business—Fiscal 2025 Restructuring.” Additionally, at the end of fiscal 2025, we initiated a strategic transformation of our operating model through the combination of our two operating divisions into a single, unified business designed to optimize operational agility, further streamline costs and processes, and increase responsiveness to customer needs and market trends. We completed this business integration in fiscal 2026. See "Item 1. Business - Fiscal 2026 Business Integration." While some of the anticipated cost savings, efficiencies, and other benefits from these efforts began to positively impact our financial results in fiscal 2025 and fiscal 2026, we can offer no assurance that these efforts will achieve their full intended impacts or that such impacts will be realized on the expected timeframe or at all.

Loss of market share due to competition may result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive and fragmented, and we face significant competition from many competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business in each of our segments means we are constantly subject to the risk of losing market share, which would likely result in a decrease in our future sales and earnings. In particular, in recent years the U.S. bedding industry has seen significant increases in competition from low-cost foreign producers, which has adversely affected demand for products in our bedding segment.

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

Our domestic and foreign operations are subject to risks of unsettled political conditions, civil unrest or instability in countries in which we operate, natural or man-made disasters, armed conflicts or acts of war, and terrorism. As an example, we maintain an active production facility in Ouanaminthe, Haiti, on the Dominican Republic border. Severe political instability in Haiti, along with recent natural disasters, has created a crisis in the country, subjecting our operations there to heightened risk. In addition, recent government action regarding the minimum wage levels applicable to textile workers in Haiti led to labor strike activity in the industrial park in which our Haiti operations are located, temporarily impacting production schedules. Ongoing political and civil unrest in Haiti could cause futher manufacturing disruptions at our Haiti facility.

Civil instability, public health concerns, pandemics, natural disasters, armed conflicts or acts of war, terrorism or other adverse events could cause disruption at our manufacturing or distribution facilities, or at the facilities of our suppliers and distribution channels. Moreover, the effects of climate change and actions taken to combat climate change could exacerbate these risks, including by increasing the likelihood and severity of extreme weather events. The materialization of any of these risks could result in additional expense to us, limit our supply of necessary goods and raw materials, and otherwise affect our ability to meet the needs of our customers, and our results of operations may be materially adversely affected as a result.

Our future success depends in part on our ability to successfully implement our strategic initiatives and achieve our business plans.

We continue to focus on strategic initiatives designed to improve our business and our results of operations. In fiscal 2025, we completed a significant restructuring plan designed to reduce costs, improve asset utilization, and drive performance and profitable growth. This plan focused primarily on our bedding segment and, to a lesser extent, our upholstery segment, and included consolidating operations, restructuring operations, and reducing expenses. See “Item 1. Business—Fiscal 2025 Restructuring.” In addition, at the end of fiscal 2025, we announced the strategic transformation of our operating model through the combination of our two operating divisions, Culp Upholstery and Culp Home Fashions, into a single, unified business designed to optimize operational agility, further streamline costs and processes, and increase responsiveness to customer needs and market trends. This integration initiative, which was completed during fiscal 2026, included increased centralization and collaboration among previously division-specific functions and departments, the transition of the duties and responsibilities of certain key division leadership roles to a company-wide scope, the consolidation of certain upholstery operations into a shared management model within our owned facility in Stokesdale, North Carolina (which had historically been operated solely by our bedding segment), and the rationalization of our upholstery operations in China. See “Item 1. Business—Fiscal 2026 Business Integration.”

There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Additionally, the costs of these initiatives may outweigh their benefits. If we miscalculate the resources we need to complete these strategic initiatives or fail to implement them effectively, our business and operating results could be adversely affected.

Operational Risks

Our business may be adversely affected by increased tariffs or other changes in U.S. trade policy related to imported products.

Many of our products are manufactured or sourced outside of the U.S. Since early 2025, the U.S. government has imposed tariffs on imports from various countries, including China, where a significant amount of our products is manufactured. Many of these tariffs were imposed pursuant to the International Emergency Economic Powers Act ("IEEPA"). In February 2026, the U.S. Supreme Court ruled these tariffs unlawful, but did not address potential refunds for tariffs paid under IEEPA. The U.S. government immediately imposed new global tariffs pursuant to different statutory authority.

These tariff actions compelled us to raise prices on our products and, as a result, our sales and gross margins on certain products have been, and will likely continue to be, affected. Moreover, the current tariff and trade regulatory environment is unpredictable, making it difficult for us, and for our customers and suppliers, to manage enterprise cost structure and supply chain planning. Any tariffs that result in increased costs of imported products and materials could require us to further increase prices to our domestic customers. If we are unable to pass along these additional costs, our sales and gross margins may be adversely affected. Further, while a significant portion of our products produced in China are not sold directly into the U.S., and therefore may not be directly impacted by certain U.S. imposed tariffs, most of our products are sold to manufacturers for end use in the U.S. If our customers’ sales are adversely affected by tariffs, our sales may also be adversely affected. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” tariffs have had an adverse impact on our business, and may have a material adverse effect on our results of operations in the future.

Following the U.S. Supreme Court’s decision finding tariffs under IEEPA to be unlawful, we filed a claim with the U.S. Court of International Trade seeking a refund for approximately $7.0 million that we paid pursuant to IEEPA tariffs. We received payment for the full amount claimed during the first quarter of fiscal 2027. See Note 14 to the consolidated financial statements for further details. However, litigation is ongoing as to whether businesses that paid tariffs under the IEEPA may receive or retain refunds for those tariffs, and there is uncertainty as to whether the company may retain the refund amount it received. Additionally, the new global tariffs imposed subsequent to the February 2026 Supreme Court ruling remain in effect.

In addition to tariffs, the U.S. government is considering other proposals for substantial changes to its trade and tax policies, which could include import restrictions, changes to or withdrawal from existing trade agreements, and border-adjustment taxes, among other possible measures. Material changes in these policies could increase our tax obligations, require us to source materials from different regions, or increase prices to customers, which could adversely affect sales. Any significant change in U.S. trade or tax policy related to imported products could have a material adverse effect on our business and financial results.

Our business may be adversely affected by violations of existing trade policies.

There are a number of trade regulations and duties currently in place to protect the U.S. textile industry against competition from low-priced foreign producers, such as those in China and Vietnam, but violations of these trade regulations and duties by foreign producers has had, and may in the future have, a material adverse effect on our operations. In May of 2019, the U.S. Department of Commerce imposed punitive anti-dumping measures against China mattress imports to address violations of trade regulations. Despite the imposition of these duties, we believe that some China producers have moved their production out of China and continue to engage in competitive activity inconsistent with trade regulations between the U.S. and other countries, including transshipments of mattress products into the United States that circumvent imposed duties by falsely claiming that mattresses are products of a particular country of origin. In response to low-priced mattress imports that moved out of China to other countries in an effort to circumvent U.S. duties, the U.S. Department of Commerce has imposed anti-dumping duties on mattress imports from countries other than China. While we believe the domestic mattress industry and, in turn, our business, began to realize some benefits from these duties starting in 2021, low-priced imports continue to adversely affect our sales. We can offer no assurance that such trends will abate, nor can we offer assurance that the U.S. Department of Commerce can effectively limit the dumping of low-priced imports into the U.S. market.

If supply chains are moved out of China to countries without anti-dumping duties and producers continue to supply low-priced imports in violation of U.S. trade laws, or if illegal transshipments are not monitored and enforcement is not effective to limit them, our business, financial condition, results of operations or cash flows may be adversely affected.

Greater reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to timely deliver products to our customers.

We rely significantly on operations in distant locations, especially China. In addition, we source a significant share of our products and raw materials from offshore suppliers, particularly suppliers in Asia and Turkey. At the same time, domestic manufacturing capacity for upholstery continues to decline, and we have limited optionality to source and/or produce upholstery domestically. These changes have caused us to rely on an extended supply chain and on a larger number of suppliers that we do not control, subjecting us to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, import restrictions, tariffs, shipping rates, potential political unrest and instability, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could have a negative impact on our ultimate financial results.

In recent fiscal years, a confluence of factors has caused disruptions to international shipping, increasing costs and delaying shipments. The closure of the Strait of Hormuz in connection with the recent Iran war along with other armed conflicts in the Middle East have caused increases in oil prices and disruptions to shipping routes. As a result of these and other factors, shipping costs have increased. Delays and increases costs with respect to international shipping logistics may interfere with our ability to timely ship our products or receive the materials we need to produce our products and adversely impact our margins. While we have been able to pass along some of the additional costs arising from increases in oil and other petrochemical prices to our customers, we may be unable to pass along such costs or any additional increases to our customers going forward, or may have difficulty meeting our customers’ demands, each of which may materially and adversely affect our results of operations.

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

We source a variety of fabrics, as well as cut and sewn upholstery kits and sewn mattress covers, from a limited number of strategic suppliers in China. We also operate two facilities in Shanghai, China. The Chinese economy is characterized by extensive state ownership, control, and regulation, and the political, legal, and economic climates in China can be fluid and somewhat unpredictable. Therefore, our business is continually subject to the risk of changes in Chinese laws and regulations that could have an adverse effect on our suppliers and manufacturing operations. Any changes in policies governing tariffs, imports and exports, taxation, inflation, economic sanctions and export controls, environmental regulations, foreign currency exchange rates, the labor market, property, network security, intellectual property, or financial regulations could have an adverse effect on our business. Further, the enforcement of applicable laws, rules and regulations in China may not always be consistent or uniform relative to other jurisdictions. Moreover, any natural disasters, or other threats or disruptions could inhibit our operations in China or increase our costs of operating there.

The Chinese economy poses additional risks to our business, including fluctuating rates of inflation and currency exchange rates, a declining labor force participation rate, and rising employee wages. In addition, further changes in the political climate or trade policy of the U.S., such as re-imposed or increased duties, tariffs, or U.S. restrictions on Chinese imports, may adversely affect our business. The Chinese government has imposed reciprocal tariffs on certain products imported from the U.S., and any additional tariffs or related measures could have a material adverse impact on our third-party suppliers and their supply chains as well as our ability to operate in China. Any of these risks associated with our China operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively affect our ultimate financial results.

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

We rely on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, cut and sewn upholstery kits, sewn mattress covers, and services such as weaving and finishing, as well as window treatment fabrication and installation. As part of the fiscal 2025 restructuring, we transitioned all of our internal production of jacquard (damask) fabric to strategic outside suppliers. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost-effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

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

The company has assets, primarily consisting of property, plant and equipment, right of use assets, inventory, and intangible assets, that may be subject to impairment. In accordance with accounting standards, management continuously examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant of such indicators are the age of the inventory, planned discontinuances of certain patterns, and restructuring initiatives. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any such future actions or circumstances could result in charges that could have an adverse effect on our financial condition and results of operations, and there is no assurance that future write-downs of fixed assets or other intangible assets will not occur if business conditions were to deteriorate.

As part of the fiscal 2025 restructuring, we incurred non-cash charges totaling $4.3 million of which: (i) $1.6 million related to the loss on disposal, valuation, and markdowns of inventory; (ii) $1.3 million associated with additional depreciation for shortened useful lives of equipment; (iii) $849,000 of accelerated lease termination costs for the reduction in periods of use for certain facilities, and (iv) an impairment charge of $540,000 related to the “Read Window” tradename. See Notes 6 and 10 of the consolidated financial statements for further details of the above-mentioned non-cash charges. Moreover, as a result of inventory assessments, we incurred a non-cash inventory charge during fiscal year 2023 totaling $5.8 million, which included: (i) a $2.9 million impairment charge associated with our bedding segment; (ii) $2.8 million related to markdowns of inventory in both segments that were estimated based on our policy for aged inventory; and (iii) $98,000 for the loss on disposal and markdowns of inventory related to the exit of our cut and sewn upholstery operation located in Shanghai, China.

As part of the fiscal 2026 business integration, we incurred non-cash charges totaling $1.3 million of which: (i) $931,000 related to the loss on disposal, valuation, and markdowns of inventory; (ii) $291,000 related to the impairment of Read Window customer relationships, (iii) $112,000 related to additional depreciation for shortened useful lives of equipment; and (iv) $37,000 related to lease termination costs. See Notes 6 and 10 of the consolidated financial statements for further details of the above-mentioned non-cash charges.

Impairment of our assets, including inventory, results in an immediate charge to our earnings, and can have a material adverse effect on our operating results and financial condition.

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs and we rely upon outside suppliers for component materials such as yarn, unfinished fabrics, cut and sewn upholstery kits, mattress covers, and jacquard (damask) fabric, as well as for certain services such as finishing and weaving and window treatment fabrication and installation. Fluctuations in the price, availability, and quality of these goods and services have had, and could continue to have, a negative effect on our production costs and ability to meet the demands of our customers, which can affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers can significantly increase our costs and negatively affect our profit margins and earnings.

The recent global trade negotiations and related tariff and import control measures beginning in the fourth quarter of fiscal 2025 and continuing throughout fiscal 2026 have impacted, and are expected to continue to impact, industry pricing and supply chain dynamics and, in turn, pressure our raw material costs. Additionally, the cost of raw materials increased during the fourth quarter of fiscal 2026 due to higher oil prices, driven by the war with Iran, and this trend may continue in fiscal 2027. While we have been able to pass along some of the additional costs arising from increases in oil and other petrochemical prices to our customers, we may be unable to pass along such costs or any additional increases in raw material prices to our customers going forward, and our results of operations may be harmed as a result.

Increases in energy costs increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas, and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases. Energy costs have varied significantly during recent fiscal years, with the price of oil increasing dramatically during the fourth quarter of fiscal 2026, and remain a volatile element of our costs. Increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that collectively account for a substantial portion of our sales. In the bedding segment, several bedding manufacturers have large market shares and comprise a significant portion of our bedding sales, with Serta-Simmons Bedding (SSB) and its subcontractors and licensees accounting for approximately 13% of consolidated net sales in fiscal 2026. In the upholstery segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2026, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers, or the loss of one or more of these customers, could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable. For example, in June 2026, a major customer associated with our bedding segment announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on the information available to us at this time, we have not recorded any credit losses and we expect to receive payment in full regarding all outstanding accounts receivable with respect to this customer. Additionally, based on information available to us at this time, we expect that this customer will continue to conduct normal business operations pending its reorganization, but a business failure or loss of this customer could cause a decrease in our sales and an adverse effect on our earnings. Additionally, in recent years, two other major customers associated with our bedding segment filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although we did not record any credit losses and received payment in full regarding all outstanding accounts receivable with respect to each of these two customers, a business failure or loss of either such customer and its affiliates, or a business failure or loss of one or more other major customers, could cause a decrease in our sales and an adverse effect on our earnings.

Unforeseen events may adversely affect our customers, causing them to delay, or cease, payments to us. While we perform credit evaluations of our customers, those evaluations involve significant management judgment and may not prevent uncollectible trade accounts receivable, especially in the current environment. If more customers than we anticipate experience liquidity issues, if payments are not received on a timely basis, or if a customer declares bankruptcy, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

Changes in our customers' business models, inventory levels, sourcing strategies, or retail performance could adversely affect demand for our products.

Our sales depend not only on end-consumer demand for furniture and bedding, but also on our customers' operating strategies, inventory management practices, product development cycles, sourcing decisions, and retail and e-commerce performance. Our customers may reduce or delay orders as they rebalance inventory, seek lower-cost sourcing alternatives, consolidate suppliers, modify product lines, reduce store traffic expectations, or experience weaker online or in-store demand. Customers that operate significant retail networks also face risks from store closures, weaker traffic, higher occupancy and labor costs, and changes in consumer purchasing channels, any of which could reduce their need for our products. If these customer-level risks occur, our sales, production planning, inventory levels, margins, and collection of receivables could be adversely affected.

Product quality, safety, and warranty or recall issues could damage our customer relationships, reputation, and results of operations.

Our products are incorporated into furniture, bedding, and other consumer products sold by our customers. Product defects, quality failures, contamination, failure to satisfy customer specifications, or noncompliance with applicable flammability, labeling, chemical content, consumer product safety, environmental, or other requirements could result in delayed shipments, customer chargebacks, warranty claims, product recalls or withdrawals, litigation, regulatory action, or loss of customer confidence. Even if a quality or safety issue originates with a supplier or customer, we could experience reputational harm, increased costs, lost sales, or reduced future business with affected customers.

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

Our business increasingly relies on technology systems and infrastructure, including from third-party service providers. Greater dependence on technology systems heightens the risk of potential vulnerabilities from system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss, and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems pose risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, including artificial intelligence and machine learning, there are additional risks of data leaks. There is also the risk of our exposure to theft of confidential information, intentional vandalism, ransomware attacks, industrial espionage, and a variety of cyber-attacks, including phishing attempts, covertly introducing malware to our computers and networks (or the computers and networks of our third-party providers), and impersonating authorized users, among other types of cyber-attacks, that could compromise our internal technology systems or infrastructure, or result in data leakage in-house or at our third-party providers and business partners. These risks have intensified with the rapid advancement of artificial intelligence. Moreover, we may face increased exposure to these threats as a result of allowing certain of our employees to work remotely. Attempts to gain unauthorized access to information technology systems have become increasingly more sophisticated over time, and while we seek to detect and investigate all security incidents and to prevent their recurrence, in some cases we might be unaware of an incident or its magnitude and effect. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information could damage our business or subject us to unexpected liabilities, expenditures, and recovery time.

Additionally, spending additional resources on securing our information technology systems could increase our operating costs or otherwise adversely affect our financial results. We continue to balance the risk of an electronic security breach with the cost to protect us against such a breach, and we have taken steps to obtain insurance coverage for certain potential losses arising from a breach, although the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may be in excess of our insurance coverage or not covered at all by our insurance. Losses in excess of our insurance coverage or outside the scope of our coverage could have a material adverse effect on our operations and financial results. In addition to direct financial losses, cybersecurity incidents may adversely impact our relationships with our customers or our business reputation, which may cause long-term damage to our business. We have been a target of cybersecurity attacks in the past, and while such attacks have not resulted in a material impact on our operations, business, customer relationships, or reputation, we can provide no assurance that cybersecurity attacks or other cybersecurity-related incidents will not have a material adverse impact on our business in the future.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategies could cause uncertainty about the direction of our business.

In July 2024, we entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”), where we agreed to appoint a representative of 22NW to our board of directors and nominate that representative for election at our 2024 annual meeting in return for certain confidentiality and standstill provisions. In June 2025, we entered into a new multi-year agreement with 22NW pursuant to which, in return for certain confidentiality and standstill provisions, we agreed to: (i) renominate the 22NW representative for election to our board of directors at our 2025 and 2026 annual meetings; (ii) nominate two identified independent candidates for election to our board of directors at our 2025 and 2026 annual meetings; (iii) establish a strategy committee of our board of directors, and (iv) limit the size of our board of directors to no more than eight as of our 2025 annual meeting and no more seven as of our 2026 annual meeting and until the agreement with 22NW terminates. 22NW remains a greater-than 5% owner of Culp stock.

Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over us. Some investors seek to increase short-term shareholder value by advocating for corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market.

Our business is dependent on attracting and retaining quality employees. Competition for personnel is highly competitive, and we may not be able to attract and retain a sufficient number of qualified personnel. Our ability to meet our labor needs is subject to many factors such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors with respect to compensation levels. Wage rates have increased in the U.S. and wage rate increases have also occurred in foreign countries in which we operate. Any further significant increases in wage rates in the countries in which we operate could have an adverse impact on our operating results. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs, and we may be unable to fully pass these costs to our customers, which could deteriorate our profitability. In addition, further changes that hurt our ability to attract and retain personnel could adversely affect our results of operations in the future. Moreover, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations.

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

We regularly review and evaluate our liquidity and capital needs. Our available cash, cash equivalents, and cash flow from operations have generally been adequate to finance our operations and capital requirements in recent years, but in fiscal 2025 and fiscal 2026 we required additional external funding to support our operations and utilized both U.S. and China credit facilities for that purpose. In addition, increased interest rates in recent years have increased our cost of borrowing. If interest rates increase further, our cost of borrowing could increase substantially over debt costs that we have previously incurred.

As of May 3, 2026, we had approximately $14.5 million in total borrowing availability under our domestic credit facility. In January 2023, we entered into a Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with respect to our domestic credit facility, and we entered into an amendment to that agreement on June 12, 2025, which extended the maturity date to June 12, 2028. The Credit Agreement provides for a revolving credit facility of up to a maximum principal amount of $30.0 million, which may be increased upon mutual agreement by up to $10.0 million via an accordion feature, and is secured by a lien on the company's assets. The amount available under this facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory of the company.

In the event we require additional liquidity from our lenders that exceeds the availability under our credit facilities at such time, such funds may not be available to us. In addition, outstanding amounts borrowed under the facilities may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenants or certain other affirmative and negative covenants in the credit agreements. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

Further, we may not be able to renew or refinance our indebtedness, including our U.S. credit facility, on substantially similar terms, or at all, whether due to volatility and disruption of global credit markets or otherwise. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are substantially similar to the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to repay such indebtedness, which may result in a default.

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

Our products and raw materials are and will continue to be subject to regulation in the U.S. by various federal, state, and local regulatory authorities. In addition, governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, tariffs, import restrictions, quotas, banned substances, and other regulations, are continually changing. Environmental laws, labor laws, tax laws and regulations (including the Global Intangible Low Taxed Income (“GILTI”) tax provisions), data privacy laws, and other regulations continually affect our business. These rules and regulations can and do change from time to time, which can increase our costs and our taxes, or can require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively affect our sales and earnings.

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

As of July 15, 2026, we had 12,662,784 shares of common stock outstanding and we estimate that approximately 34% of such shares were beneficially owned by entities who each owned more than 5% of the outstanding shares of our common stock. Sales of substantial amounts of our stock in the public market by any of these large holders could adversely affect the market price of our stock, especially in light of the limited trading volumes.

The market price of our stock may be highly volatile, and the stock market in general can be highly volatile.

Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other companies in our industry, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. In addition, our stock is listed on the Nasdaq Capital Market and must meet certain standards to continue to be listed, including a minimum bid price of $1 per share. If we were to lose our listing on Nasdaq, we may face material adverse consequences, such as reduced liquidity. Many of these factors are beyond our control but may cause the market price of our stock to decline, regardless of our operating performance.

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
•
Security Control Framework - a security control framework that aligns with industry-accepted best practices and prioritizes implementation of critical cybersecurity controls;
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

ITEM 2. PROPERTIES

As of the end of fiscal 2026 (May 3, 2026), we leased our corporate headquarters and a design and innovation campus located in High Point, North Carolina. In addition, we owned or leased six facilities associated with our bedding and upholstery operations. The following is a list of our administrative and production facilities. Our facilities listed below are organized by segment.

Location	Principal Use	Approx. Total Area (Sq. Ft.)	Expiration of Lease (1)
● Administrative:
High Point, North Carolina	Upholstery and shared service offices	18,960	2033
High Point, North Carolina	Design and innovation campus, showrooms, and executive offices	21,261	2043

● Bedding:
Stokesdale, North Carolina	Manufacturing and headquarters office (2)	299,163	Owned
Stokesdale, North Carolina	Distribution center (2)	220,222	Owned
Ouanaminthe, Haiti	Manufacturing	83,579	2026 (3)

● Upholstery:
Burlington, North Carolina	Design center	13,750	2026
Shanghai, China	Warehouse and offices	68,677	2026
Shanghai, China	Warehouse and offices	89,861	2026

(1)
Includes all options to renew, except as noted in footnote 2 below.

(2)
During fiscal 2026, we closed leased facilities in Burlington, North Carolina, and Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment. Refer to Note 10 of the consolidated financial statements for further details and description of our restructuring activities.

(3)
This lease agreement has an unspecified number of renewal options available, and the year listed above is the expiration of the current lease term.

We believe that our facilities are in good condition, well-maintained, suitable, and adequate for present utilization. In the upholstery segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive. In the bedding segment, we believe we have sufficient capacity to meet current and expected demand trends, but we also source certain fabrics from outside suppliers and have the ability to source additional bedding fabrics from outside suppliers to further increase our ultimate output of finished goods.

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

Providence, RI 02940-3006

Overnight correspondence should be sent to:

Computershare

150 Royall St.

Canton, MA 02021

(800) 254-5196

(781) 575-2879 (Foreign shareholders)

www.computershare.com/investor

Stock Listing

Effective March 6, 2026, the principal market which Culp Inc.'s common stock is listed is the Nasdaq Stock Market LLC (Nasdaq). Prior to March 6, 2026, Culp Inc.'s common stock was listed on the New York Stock Exchange. The common stock trades under the symbol CULP. As of May 3, 2026, Culp, Inc. had approximately 1,942 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

The following analyst covers Culp, Inc.:

Water Tower Research, LLC – Doug Lane

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2, 2026 to March 8, 2026	—	$—	—	$3,248,094
March 9, 2026 to April 5, 2026	—	$—	—	$3,248,094
April 6, 2026 to May 3, 2026	—	$—	—	$3,248,094
Total	—	$—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Dividends

On June 29, 2022 (fiscal 2023), our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2026, 2025, or 2024.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2026, 2025, or 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations as an aid to understanding our financial results. It should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report. It also includes management’s analysis of past financial results and certain potential risk factors that may affect future results, as well as approaches that may be used to manage those risks. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report, together with the section of this report titled “Item 1A. RISK FACTORS,” for a discussion of factors that may cause results to differ materially.

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2026, 2025, and 2024 comprised 53-week, 52-week, and 52-week periods, respectively. We refer to the year ended May 3, 2026 as “fiscal 2026,” the year ended April 27, 2025 as “fiscal 2025” and the year ended April 28, 2024 as “fiscal 2024.”

Our operations are classified into two reportable segments: bedding and upholstery.

On April 24, 2025, the company announced a strategic transformation of its operating model to combine certain activities within the bedding and upholstery segments and create one integrated Culp-branded business. This strategic transformation was completed by the end of fiscal 2026.

Bedding

The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a bedding manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

In the first quarter of fiscal 2025, our board of directors made a decision to: (1) consolidate the company's North American bedding operations, including the closure and sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's Property located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location. See Note 10 to the consolidated financial statements for further details regarding these restructuring activities.

All the above restructuring activities were completed as of April 30, 2025. See Notes 7 and 8 to the consolidated financial statements for further details regarding the sale of the Property and determination of fair value.

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. As of May 3, 2026, we had upholstery operations located in Stokesdale, North Carolina, and Shanghai, China, as well as a wholly-owned subsidiary, Culp Fabrics Vietnam Limited, which has an administrative office and showroom located in Ho Chi Minh City, Vietnam. Our Vietnam office enhances our strategic sourcing capabilities and further diversifies our supply chain in Asia, while our recently added showroom facilitates better product exposure with our growing customer base there.

During fiscal 2026, as part of the strategic transformation noted above, we closed a leased upholstery facility located in Burlington, North Carolina, and transitioned its distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. Our Stokesdale, North Carolina facility had historically been operated solely by our bedding segment. See Note 10 of the consolidated financial statements for further details regarding this restructuring activity.

Additionally, the upholstery segment includes Read Window Products, LLC ("Read"), a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read's operations were previously conducted at a leased facility in Knoxville, Tennessee, and also within a leased upholstery facility in Burlington, North Carolina, but these operations were moved to our Stokesdale, North Carolina, facility in fiscal 2026 as part of the strategic transformation noted above.

Executive Summary

Consolidated Results of Operations

	Twelve Months Ended
(dollars in thousands)	May 3, 2026	April 27, 2025	Change
Net sales	$203,482	$213,237	(4.6)%
Gross profit	25,160	25,067	0.4%
Gross profit margin	12.4%	11.8%	60	bp
Selling, general, and administrative expenses	34,668	35,705	(2.9)%
Restructuring credit (expense)	2,323	(7,739)	(130.0)%
Loss from operations	(7,185)	(18,377)	(60.9)%
Operating margin	(3.5)%	(8.6)%	(510	) bp
Loss before income taxes	(8,285)	(18,711)	(55.7)%
Income tax expense	1,926	392	391.3%
Net loss	(10,211)	(19,103)	(46.5)%

Net Sales

Our consolidated net sales decreased by 4.6% in fiscal 2026 compared with a year ago, with bedding net sales increasing 2.4% and upholstery net sales decreasing 12.5%.

The increase in net sales in our bedding business was driven by higher demand for our products in the fourth quarter, particularly for sewn mattress covers. Higher sales for the year were partially offset by lower sales for the first nine months of fiscal 2026 due to muted demand across the bedding industry and related challenges from weaker consumer spending and broader macroeconomic pressures. Despite the market headwinds, we continue to see customers recognize the strategic value of our global footprint and strong U.S. manufacturing capabilities, particularly as the current trade and tariff environment drives increased scrutiny of supply chain cost structure and reliability.

The decline in net sales in our upholstery business primarily reflects softness in the home furnishings market and its impact on residential upholstery demand, driven largely by depressed housing market trends. In addition, broader macroeconomic pressures have dampened project activity in the commercial and hospitality fabric markets we serve. These factors, as well as incremental pressure on customer demand resulting from ongoing tariff volatility and rising oil prices, affected upholstery sales in fiscal 2026.

While the markets we serve continue to face near-term challenges, we believe we are well positioned for future growth. The recent restructuring of our bedding platform, along with the completion of several additional initiatives in our upholstery segment during the second half of fiscal 2026 (including the integration of our U.S. upholstery distribution and window treatment operations and the consolidation of our production footprint in China), is expected to strengthen our market position and operating foundation.

Gross Profit

Our consolidated gross profit was flat in fiscal 2026 compared with a year ago, with bedding gross profit increasing by 34.9% and upholstery gross profit decreasing by 17.9%. Gross profit margin improved 60 basis points, from 11.8% in fiscal 2025 to 12.4% in fiscal 2026.

Overall gross profitability for the year benefited from the efficiencies and cost reductions we have generated from completion of our fiscal 2025 restructuring and fiscal 2026 integration initiatives, but was adversely affected by lower sales volumes and unfavorable foreign exchange impacts related to our China upholstery operations.

See the Segment Analysis located in the Results of Operations section below for further details.

Loss Before Income Taxes

Overall, our consolidated loss before income taxes was $8.3 million for fiscal 2026, compared with a loss before income taxes of $18.7 million for the same period a year ago.

Operating performance for fiscal 2026, as compared to the prior year, improved as a result of lower restructuring and restructuring-related expenses in fiscal 2026, with a $1.4 million restructuring credit in fiscal 2026, as compared to $9.4 million in restructuring and restructuring-related expenses in fiscal 2025. The restructuring and restructuring-related charges in fiscal 2025 were driven by the fiscal 2025 restructuring primarily associated with our bedding segment, while the restructuring credit in fiscal 2026 was driven by a gain on sale in connection with the sale of our Canadian property as part of the fiscal 2025 restructuring. The restructuring credit in fiscal 2026 was partially offset by restructuring and restructuring related charges associated with our fiscal 2026 integration initiatives.

Beyond the positive impact from lower restructuring and restructuring-related charges, lower sales and other factors adversely affected our operating performance during fiscal 2026, but we benefited throughout the year from the lower costs and efficiencies resulting from our recently restructured bedding manufacturing platform. Our operating performance also benefited from our additional actions to reduce selling, general and administrative expenses and implement price increases to mitigate tariff impacts. Further, the integration of our domestic upholstery distribution and Read window treatment operations into our owned North Carolina facility, along with the reduction of our facility footprint in China, began to yield some benefits during the second half of fiscal 2026.

See the "Segment Analysis" located in the Results of Operations section below for further details.

Income Taxes

We recorded income tax expense of $1.9 million, or (23.2)% of loss before income taxes, for fiscal 2026, compared with income tax expense of $392,000, or (2.1)% of loss before income taxes, for fiscal 2025.

Our consolidated effective income tax rates during fiscal 2026 and fiscal 2025 were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries. During fiscal 2026, our taxable income stemmed from our operations located in China and a gain on sale of Property located in Canada during fiscal 2026 (see Notes 8 and 10 of the consolidated financial statements for further details), which jurisdictions have higher income tax rates than the U.S. During fiscal 2025, our taxable income stemmed from our operations located in China, partially offset by a pre-tax loss incurred in Canada due to our restructuring activities during fiscal 2025. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during both fiscal 2026 and fiscal 2025, respectively. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(15.1) million and $(18.4) million that were incurred during fiscal 2026 and fiscal 2025, respectively. Lastly, our consolidated effective income tax rates in fiscal 2026 and 2025 were also adversely affected by pre-tax losses associated with our Haitian operations, which are not currently subject to income tax. As a result, an income benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(804,000) and $(1.6) million that were incurred during fiscal 2026 and fiscal 2025, respectively.

During fiscal 2026, we incurred a consolidated pre-tax loss of $(8.3) million, compared with a significantly higher pre-tax loss of $(18.7) million incurred during fiscal 2025. As a result, the principal differences between income tax expense at the U.S. federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during fiscal 2026, as compared with fiscal 2025.

During fiscal 2026 and fiscal 2025, we had income tax payments totaling $3.6 million and $2.3 million, respectively, which consist of income tax payments associated with the U.S. federal transition tax associated with the 2017 Tax Cuts and Jobs Act ("TCJA") and our operations located in China and Canada.

Refer to Note 12 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of May 3, 2026, our cash and cash equivalents (“cash") totaled $8.3 million, an increase of $2.7 million compared with cash of $5.6 million as of April 27, 2025. This increase was mostly due to: (i) net borrowings on lines of credit totaling $5.7 million; and (ii) proceeds from notes receivable and the sale of property, plant, and equipment totaling $6.2 million, which mostly relates to the sale of Property located in Quebec, Canada, partially offset by net cash used in operating activities of $(9.4) million.

Our net cash used in operating activities was $(9.4) million during fiscal 2026, an improvement of $8.3 million compared with net cash used in operating activities of $(17.7) million during fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses due to savings associated with our restructuring activities; (ii) an increase in cash flow from accounts receivable due to faster payment trends with key bedding customers that had shorter credit terms and utilized more discounts, as well as a substantial payment from a significant customer within the upholstery segment during the fourth quarter of fiscal 2026, which payment did not occur during the fourth quarter of fiscal 2025; (iii) an increase in cash flow from a reduction of inventory purchases due to improved alignment with current customer demand trends; partially offset by a decrease in cash flow from: (i) a decrease in accounts payable from a reduction of inventory purchases due to improved alignment with current customer demand trends and (ii) an increase in income tax payments stemming from the gain on the sale of Property located in Quebec, Canada during fiscal 2026.

As of May 3, 2026, we had outstanding borrowings totaling $19.1 million under our line of credit agreements, of which $12.1 million and $7.0 million were reported in lines of credit-current and lines of credit-long term, respectively, within the May 3, 2026, Consolidated Balance Sheet.

For further discussion, see “—Liquidity and Capital Resources,” below.

Results of Operations

The following table sets forth certain items in our Consolidated Statements of Net Loss as a percentage of net sales.

	Fiscal	Fiscal
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	(87.6)	(88.2)
Gross profit	12.4	11.8
Selling, general and administrative expenses	(17.0)	(16.7)
Restructuring credit (expense)	1.1	(3.6)
Loss from operations	(3.5)	(8.6)
Interest expense	(0.4)	(0.1)
Interest income	0.5	0.4
Other expense	(0.7)	(0.5)
Loss before income taxes	(4.1)	(8.8)
Income tax expense *	(23.2)	(2.1)
Net loss	(5.0)	(9.0)

* Calculated as a percentage of loss before income taxes.

2026 compared with 2025

Segment Analysis

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, our CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g., restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e., restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Bedding Segment

	Twelve Months Ended
(dollars in thousands)	May 3, 2026	April 27, 2025	Change
Net sales	$116,593	$113,906	2.4%
Gross profit	10,704	7,936	34.9%
Gross margin	9.2%	7.0%	220	bp

Net Sales

Bedding sales increased by 2.4% in fiscal 2026 compared to the prior year. This increase in net sales was driven by higher demand for our products in the fourth quarter, particularly for sewn mattress covers, partially offset by lower sales for the first nine months of fiscal 2026 due to muted demand across the bedding industry and related challenges from weaker consumer spending and broader macroeconomic pressures. Despite the continued market headwinds, we secured new programs with major customers across all product categories and expanded our share of available business in targeted channels in fiscal 2026.

Looking ahead, we see encouraging indications that the bedding market may be stabilizing to a degree, with potential demand improvement driven by product replacement cycles. We remain focused on expanding placements with key customers and increasing market share to drive revenue growth, while continuing to navigate sales pressure stemming from the current macroeconomic environment. We believe that meaningful future sales growth will depend on a broader industry recovery, improved economic conditions, and greater global trade stability. Ongoing geopolitical risks, including conflicts in Ukraine and the Middle East, also have the potential to disrupt global markets and adversely affect sales.

Gross Profit

Bedding gross profit increased by 34.9% in fiscal 2026 compared to the prior year. The improvement in gross profit was due primarily to cost reductions and efficiency gains achieved through the restructuring of our bedding segment in fiscal 2025, as well as higher sales, pricing actions, and improved selling margins.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale.

(dollars in thousands)	May 3, 2026	April 27, 2025	% Change
Accounts receivable	$10,657	$10,576	0.8%
Inventory	31,757	33,293	(4.6)%
Property, plant & equipment	19,755	23,259	(15.1)%
Assets held for sale	—	2,177	(100.0)%
Right of use assets	—	125	(100.0)%
Total bedding segment assets	$62,169	$69,430	(10.5)%

Refer to Note 19 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

Accounts receivable was relatively flat as of May 3, 2026, compared with April 27, 2025. This trend represents an increase in net sales of 12.5% during the fourth quarter of fiscal 2026, as compared with the fourth quarter of fiscal 2025, offset by faster payment trends with key bedding customers that had shorter credit terms and utilized more discounts during the fourth quarter of fiscal 2026, compared with the same period a year ago. Accordingly, days’ sales outstanding was 32 days during the fourth quarter of fiscal 2026, compared with 35 days during the fourth quarter of fiscal 2025.

Inventory

As of May 3, 2026, inventory decreased 4.6% compared with April 27, 2025. This decrease was primarily due to improved alignment of inventory purchases with current customer demand trends and a strategic focus on reducing aged inventory. Also, this trend reflects an increase in consumer demand during the fourth quarter of fiscal 2026, which led to a 12.5% increase in net sales during the fourth quarter of fiscal 2026, as compared with the same period a year ago. Inventory turns were 3.3 for the fourth quarter of fiscal 2026, compared with 2.9 for the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and bedding industries, as well as restructuring initiatives commencing at the beginning of fiscal 2025 and continuing through the end of fiscal 2026. See Note 10 to the consolidated financial statements for further details and description of our restructuring activities.

The $19.8 million as of May 3, 2026, represents property, plant, and equipment of $18.9 million and $825,000 located in the U.S. and Haiti, respectively. The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.

Assets Held for Sale

As of April 27, 2025, we classified certain assets as held for sale totaling $2.2 million, which mostly related to the Property associated with the closure of our operation located in Quebec, Canada.

During the first quarter of fiscal 2026, we sold the Property and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net Loss. As a result, the bedding segment did not have any assets classified as held for sale as of May 3, 2026.

Refer to Note 8 of the consolidated financial statements for further details.

Right of Use Assets

Right of use assets have steadily decreased due to the restructuring initiatives announced on May 1, 2024, which continued through the end of fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of an agreement to lease a facility located in Ouanaminthe, Haiti, in fiscal 2025, and the closure of two leased facilities located in Quebec, Canada, in fiscal 2026.

The $125,000 as of April 27, 2025, represents right of use assets located in Haiti.

Upholstery Segment

Net Sales

	Twelve Months Ended
(dollars in thousands)	May 3, 2026		April 27, 2025		% Change
Non-U.S. Produced	$79,905	92%	$86,998	88%	(8.2)%
U.S. Produced	6,984	8%	12,333	12%	(43.4)%
Total	$86,889	100%	$99,331	100%	(12.5)%

Upholstery net sales decreased by 12.5% in fiscal 2026 compared to the prior year.

Macro conditions in the upholstery market remain unsettled, with depressed housing market trends driving continued softness in the home furnishing market and adversely affecting demand in the company's residential fabric business. In addition, broader macroeconomic pressures have dampened project activity in the commercial and hospitality fabric markets we serve, including in our Read business, where sales for fiscal 2026 declined by $5.4 million as compared to the prior year. The decline in upholstery sales for fiscal 2026, as compared to fiscal 2025, reflects these factors as well as incremental pressure on customer demand resulting from ongoing tariff volatility and rising oil prices.

Looking forward, we expect conditions in the home furnishings market to remain uncertain in the near term. However, we believe the recent scale and efficiency enhancements resulting from the completion of integration initiatives within our upholstery segment, coupled with our product innovation capabilities and multi-location manufacturing and sourcing platform, position our upholstery segment to accelerate sales growth if and when demand stabilizes.

The potential impact of ongoing geopolitical developments, including conflicts in Ukraine and the Middle East, remains uncertain and depends on factors outside our control. At this time, we cannot reasonably estimate the effect of these events on the upholstery segment. However, an escalation of geopolitical tensions, including potential shipping disruptions related to conflicts in the Middle East, could adversely affect our operations, as well as those of our suppliers and customers, and could negatively impact the global economy and our financial performance.

Gross Profit

	Twelve Months Ended
(dollars in thousands)	May 3, 2026	April 27, 2025	Change
Gross profit	$15,387	$18,752	(17.9)%
Gross profit margin	17.7%	18.9%	(120	) bp

Upholstery gross profit decreased by 17.9% in fiscal 2026 compared to the prior year.

The decline in gross profit within our upholstery segment during fiscal 2026, as compared to fiscal 2025, was primarily attributable to lower comparable sales, as well as unfavorable foreign exchange impacts associated with our operations in China. This was partially offset by our improving cost structure, which allowed us to maintain solid gross margins despite challenging market conditions affecting the home furnishings industry, including both residential and commercial upholstery channels.

The residential home furnishings market continues to experience reduced demand driven by shifts in consumer spending patterns, volatility related to global trade and tariffs, inflationary pressures, lower home sales activity, and other macroeconomic factors affecting discretionary consumer purchases. Demand also remains soft in the commercial and hospitality markets as a result of macroeconomic pressures that continue to challenge travel and leisure spending and delay project activity. As a result, we expect the current low-demand environment for both residential and commercial / hospitality upholstery fabrics to continue to adversely affect gross profit until market conditions improve.

During the second half of fiscal 2026, we completed the integration of our U.S. upholstery distribution and window treatment operations into our owned facility in Stokesdale, North Carolina, which is expected to enhance operating efficiency and improve this segment's profitability profile. In addition, we implemented further cost-reduction and efficiency initiatives in fiscal 2026, including the rationalization of our production and distribution footprint in China. We continue to monitor demand trends closely and remain prepared to implement additional operational adjustments as necessary to align our cost structure in this segment with market conditions, while continuing to provide consistent service levels to customers.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets.

(dollars in thousands)	May 3, 2026	April 27, 2025	% Change
Accounts receivable	$9,712	$11,268	(13.8)%
Inventory	15,737	16,016	(1.7)%
Property, plant & equipment	708	1,010	(29.9)%
Right of use assets	496	2,678	(81.5)%
Total upholstery segment assets	$26,653	$30,972	(13.9)%

Accounts Receivable

As of May 3, 2026, accounts receivable decreased by 13.8% compared with April 27, 2025. This decrease mostly represents a substantial payment from a significant customer during the fourth quarter of fiscal 2026, which payment did not occur during the fourth quarter of fiscal 2025. Accordingly, days' sales outstanding decreased to 41 days during the fourth quarter of fiscal 2026, compared with 46 days during the fourth quarter of fiscal 2025. In addition, this decrease is attributable to a 2.5% decline in net sales during the fourth quarter of fiscal 2026, compared with the fourth quarter fiscal 2025.

Inventory

As of May 3, 2026, inventory slightly decreased by 1.7% during fiscal 2026, as compared with fiscal 2025. This decrease in inventory was primarily due to improved alignment of inventory purchases with current customer demand trends and a strategic focus on reducing aged inventory. Inventory turns were 4.3 during the fourth quarter of fiscal 2026, compared with 4.0 during the fourth quarter of fiscal 2025.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and residential furniture industries, as well as from our restructuring activities announced on April 24, 2025. See Note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $708,000 as of May 3, 2026, represents property, plant, and equipment of $642,000, $37,000, and $29,000 located in the U.S., Vietnam, and Haiti, respectively. The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.

Right of Use Assets

Right of use assets have steadily decreased due to the restructuring initiatives announced on April 24, 2025, which were completed by the end of fiscal 2026. In connection with these restructuring initiatives, right of use assets decreased due mostly to the termination of lease agreements associated with upholstery facilities located in Burlington, North Carolina, and Knoxville, Tennessee, as well as one facility located in Shanghai, China.

The $496,000 as of May 3, 2026, represents right of use assets of $421,000 and $75,000 located in China and the U.S., respectively. The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.

Other Consolidated Income Statement Categories

	Twelve Months Ended
(dollars in thousands)	May 3, 2026	April 27, 2025	% Change
Selling, general, and administrative expenses	$34,668	$35,705	(2.9)%
Restructuring credit (expense)	2,323	(7,739)	(130.0)%
Interest expense	759	231	228.6%
Interest income	1,073	915	17.3%
Other expense	1,414	1,018	38.9%

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses during fiscal 2026, as compared with fiscal 2025, was primarily due to the cost reduction initiatives in connection with our restructuring activities in fiscal 2025 and fiscal 2026. Also, additional SG&A expenses were incurred during fiscal 2026, as compared with fiscal 2025, as fiscal 2026 and 2025 represented 53-week and 52-week periods, respectively.

Restructuring Activities

Restructuring Activities Announced May 1, 2024

In the first quarter of fiscal 2025, our board of directors made a decision to: (1) consolidate the company's North American bedding operations, including the closure and sale of the Property located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's Property located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (5) reduce unallocated corporate and shared service expenses.

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of Property located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property totaling $4.0 million that was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net Loss. See Notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of Property and determination of fair value.

Since the inception of this restructuring initiative, we have incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. This total $5.3 million consists of a $7.2 million cash restructuring charge, offset by a $(1.9) million non-cash restructuring credit.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility located in Burlington, North Carolina and a leased facility located in Knoxville, Tennessee, and we transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment.

These restructuring activities were completed by the end of the fourth quarter of fiscal 2026. Since the inception of this restructuring initiative, we have incurred restructuring and restructuring related charges totaling $2.7 million, of which $1.4 million represents a cash restructuring and related charge and $1.3 million represents a non-cash restructuring charge.

The following summarizes restructuring (credit) expense and restructuring related charges associated with the restructuring activities described above during fiscal years 2026 and 2025:

(dollars in thousands)	2026	2025
Net (gain) loss from the sale and impairment of property, plant, and equipment	$(3,754)	$(16)
Loss on disposal, valuation, and markdowns of inventory	931	1,621
Facility consolidation and relocation expenses	543	2,437
Impairment of intangible asset	291	540
Other associated costs	284	1,038
Employee termination benefits	164	1,552
Additional depreciation expense for shortened useful lives of equipment	112	1,339
Lease termination costs	37	849
Restructuring (credit) expense and restructuring related charges (1) (2)	$(1,392)	$9,360

(1) Of the total $(1.4) million net restructuring credit, a $(2.3) million credit and a $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the fiscal 2026 Consolidated Statement of Net Loss. Of the total $(1.4) million net restructuring credit and restructuring related charge, a credit of $(3.1) million and a charge of $1.7 million related to bedding and upholstery segments, respectively. Of the total $(1.4) million net restructuring credit and restructuring related charge, a credit of $(3.4) million and a charge of $2.0 million related to the restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

(2) Of the total $9.4 million restructuring and restructuring related charge, $7.7 million and $1.6 million were classified within restructuring expense and cost of sales, respectively, in the fiscal 2025 Consolidated Statement of Net Loss. Of the $9.4 million restructuring and restructuring related charge, $8.5 million, $540,000, and $290,000 related to the bedding segment, unallocated corporate, and the upholstery segment, respectively. Of the total $9.3 million restructuring and restructuring related charge, $8.7 million and $676,000 related to restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

Interest Expense

The increase in interest expense during fiscal 2026, compared with fiscal 2025, reflects increased borrowings under line of credit agreements associated with our operations located in the U.S. and China.

Interest Income

The increase in interest income during fiscal 2026, as compared with fiscal 2025, reflects interest income earned from a note receivable associated with the sale of Property that occurred at the beginning of the first quarter of fiscal 2026. During fiscal 2026, interest income of $375,000 was earned from this note receivable, which was not earned during fiscal 2025. Interest income was partially offset by lower average cash balances during fiscal 2026, as compared fiscal 2025.

Refer to Notes 7 and 10 of the consolidated financial statements for further details regarding our note receivable and our restructuring activities announced on May 1, 2024.

Other Expense, Net

The increase in other expense, net mostly represents less favorable foreign currency exchange rates experienced during fiscal 2026, resulting in a foreign exchange rate loss of $1.3 million, compared with a foreign currency exchange rate gain of $(117,000) during the same period a year ago. The $1.3 million foreign exchange rate loss incurred during fiscal 2026 was partially offset by $1.0 million in cash proceeds in connection with a resolution of a legal matter.

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

During fiscal 2026, we incurred a foreign currency exchange rate loss of $1.4 million that was associated with our operations located in China. This $1.4 million stems from less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. The foreign exchange rate loss of $1.4 million described above was mostly non-cash and was partially offset by an income tax benefit of $1.2 million. This income tax benefit of $1.2 million was associated with taxable foreign exchange rate losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate loss derived from our U.S. dollar denominated balance sheet accounts is considered tax deductible, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

We recorded income tax expense of $1.9 million, or (23.2)% of loss before income taxes, during fiscal 2026, compared with income tax expense of $392,000, or (2.1)% of loss before income taxes, during fiscal 2025. Our consolidated effective income tax rates during fiscal 2026 and 2025 were adversely affected by the mix of earnings between our U.S. operations and foreign subsidiaries. During fiscal 2026, our taxable income stemmed from our operations located in China and a gain on sale of Property located in Canada during fiscal 2026 (See Notes 8 and 10 of the consolidated financial statements for further details), which jurisdictions have higher income tax rates than the U.S. During fiscal 2025, our taxable income stemmed from our operations located in China (which have higher income tax rates than the U.S.), partially offset by a pre-tax loss incurred in Canada due to our restructuring activities during fiscal 2025. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during fiscal 2026 and 2025, respectively. Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(15.1) million and $(18.4) million that were incurred during fiscal 2026 and 2025, respectively. Lastly, our consolidated effective income tax rates in fiscal 2026 and 2025 were also adversely affected by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have six years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(804,000) and $(1.6) million that were incurred during fiscal 2026 and 2025, respectively. Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our income taxes, including, without limitation, (i) the principal differences between income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements; (ii) the valuation allowance against our U.S. net deferred income taxes; (iii) our uncertain income tax positions, and (iv) our income taxes paid (refunded) by jurisdiction for fiscal 2026 and 2025.

2025 compared with 2024

For a comparison of our results of operations for the fiscal years ended April 27, 2025, and April 28, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2025, filed with the SEC on July 11, 2025.

Liquidity and Capital Resources

Overall

Currently, our sources of liquidity include cash, cash flow from operations, and amounts available under our lines of credit. As of May 3, 2026, we believe: (i) our cash of $8.3 million, (ii) improvement in cash flow from operations stemming from expected cash savings from our recent restructuring activities, and (iii) the current availability under our lines of credit totaling $15.9 million, including $14.5 million in available borrowings under the ABL Facility and additional availability under our China credit agreements (Refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements) will be sufficient to fund our foreseeable business needs, capital expenditures, commitments, contractual obligations, and income tax payments.

As of May 3, 2026, our cash totaled $8.3 million, an increase of $2.7 million compared with cash of $5.6 million as of April 27, 2025. This increase was mostly due to: (i) net borrowings on lines of credit totaling $5.7 million; and (ii) proceeds from notes receivable and the sale of property, plant, and equipment totaling $6.2 million, which mostly relates to the sale of Property located in Quebec, Canada, partially offset by net cash used in operating activities of $(9.4) million.

Our net cash used in operating activities was $(9.4) million during fiscal 2026, an improvement of $8.3 million compared with net cash used in operating activities of $(17.7) million during fiscal 2025. This trend mostly reflects: (i) a decrease in cash losses from savings associated with our restructuring activities announced on May 1, 2024, and April 24, 2025 (refer to the section titled "-- Segment Analysis -- Consolidated Other Income Statement Categories -- Restructuring Activities" for further details regarding our restructuring initiatives); (ii) an increase in cash flow from accounts receivable due to faster payment trends with key bedding customers that had shorter credit terms and utilized more discounts, as well as a substantial payment from a significant customer within the upholstery segment during the fourth quarter of fiscal 2026, which payment did not occur during the fourth quarter of fiscal 2025; and (iii) an increase in cash flow from a reduction of inventory purchases due to improved alignment with current customer demand trends; partially offset by a decrease in cash flow from: (i) a decrease in accounts payable from a reduction of inventory purchases due to improved alignment with current customer demand trends and (ii) an increase in income tax payments stemming from the gain on the sale of Property located in Quebec, Canada, during fiscal 2026.

As of May 3, 2026, we had outstanding borrowings totaling $19.1 million under our line of credit agreements, of which $12.1 million and $7.0 million were reported in lines of credit-current and line of credit-long term, respectively, on the May 3, 2026, Consolidated Balance Sheet.

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

By Geographic Area

A summary of our cash by geographic area follows:

	May 3,	April 27,
(dollars in thousands)	2026	2025
United States	$1,049	$151
China	4,153	4,723
Canada	3,000	701
Vietnam	26	38
Haiti	36	8
Cayman Islands	9	8
	$8,273	$5,629

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

During fiscal 2026 and fiscal 2025, we did not repurchase any shares of our common stock. As of May 3, 2026, $3.2 million was available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2027.

Dividend Program

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity was in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we did not make any dividend payments during fiscal 2026 or fiscal 2025.

Tariffs

Beginning in early 2025, the U.S. government imposed tariffs under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA, and we filed a claim seeking reimbursement for approximately $7.0 million that we had paid under the invalidated tariffs. We received payment for the full amount claimed during the first quarter of fiscal 2027. See Note 14 of the consolidated financial statements for further details.

Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less deferred revenue, less accounts payable-trade, and less accounts payable-capital expenditures) was $41.6 million as of May 3, 2026, compared with $43.4 million as of April 27, 2025. Operating working capital turnover was 4.9 during the fourth quarter of fiscal 2026, compared with 5.7 during the fourth quarter fiscal 2025.

Accounts Receivable

Accounts receivable was $20.4 million as of May 3, 2026, a decrease of $1.5 million, or 6.8%, compared with $21.8 million as of April 27, 2025. This decrease primarily reflects faster payment trends with key bedding customers that had shorter credit terms and utilized more discounts, as well as a substantial payment from a significant customer in the upholstery segment during the fourth quarter of fiscal 2026, which payment did not occur during the fourth quarter of fiscal 2025. Accordingly, days' sales outstanding decreased to 35 days for the fourth quarter of fiscal 2026, from 40 days for the fourth quarter of fiscal 2025.

Inventory

Inventory was $47.5 million as of May 3, 2026, a decrease of $1.8 million, or 3.7%, compared with $49.3 million as of April 27, 2025. This decrease was primarily due to improved alignment of inventory purchases with current customer demand trends and a strategic focus on reducing aged inventory. Inventory turns were 3.7 for the fourth quarter of fiscal 2026, as compared with 3.3 for the fourth quarter of fiscal 2025.

Accounts Payable-Trade

Accounts payable - trade was $25.7 million as of May 3, 2026, a decrease of $1.6 million, or 5.8%, compared with $27.3 million as of April 27, 2025. This trend stems from a decrease in inventory purchases during the fourth quarter of fiscal 2026, as compared with the fourth quarter of 2025, driven by improved alignment of inventory purchases with current customer demand trends, as well as our cost reduction initiatives in connection with our restructuring activities announced on April 24, 2025 (see Note 10 of the consolidated financial statements for further details).

Financing Arrangements, Commitments and Contingencies, and Contractual Obligations

Line of Credit Agreements - Overview

Currently, we have line of credit agreements with banks related to our U.S. parent company and our operations located in China. We had outstanding borrowings associated with our line of credit agreements totaling $19.1 million as of May 3, 2026, of which $12.1 million and $7.0 million were reported in lines of credit-current and lines of credit-long-term, respectively, in the Consolidated Balance Sheet. Our loan agreements require, among other things that we maintain compliance with certain financial covenants. As of May 3, 2026, we were in compliance with these financial covenants. Refer to Note 11 of the consolidated financial statements for further disclosures regarding our line of credit agreements, which includes a Third Amendment and Fourth Amendment to our U.S. revolving credit agreement effective June 12, 2025.

Revolving Credit Agreement - United States

On June 12, 2025, Culp, Inc., as borrower, and Read and Culp Fabrics Global, LLC, each a wholly-owned domestic subsidiary of the company, as guarantors (collectively, the “Guarantors”), entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”), by and among the company, the Guarantors and Wells Fargo Bank, National Association, as lender (the “Lender”). The Third Amendment amended the Second Amended and Restated Credit Agreement dated as of January 19, 2023, (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), an asset-based revolving credit facility (the “ABL Facility”). Proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. Pursuant to the Third Amendment, the term of the ABL Facility was extended for three years and matures on June 12, 2028.

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $30.0 million, which may be increased upon mutual agreement by up to $10.0 million via an accordion feature, subject to the limitations described below. The Fourth Amendment to the Second Amended and Restated Credit Agreement, dated November 4, 2025, increased the aggregate amount of letters of credit that could be issued by the company under the ABL Facility from $2.0 million to $3.0 million.

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
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 5.64% and 5.78% as of May 3, 2026, and April 27, 2025, respectively.

There were $2.8 million, and $925,000 of outstanding letters of credit provided by the ABL Facility as of May 3, 2026, and April 27, 2025, respectively. As of May 3, 2026, we had $225,000 remaining for the issuance of additional letters of credit, based on an aggregate letters of credit amount not to exceed $3 million as stated in the Credit Agreement.

As of May 3, 2026, and April 27, 2025, the outstanding balances under the Credit Agreement were $7.0 million and $4.6 million, respectively, and were classified as line of credit - long-term within the Consolidated Balance Sheets.

As of May 3, 2026, our available borrowings calculated under the provisions of the Credit Agreement totaled $14.5 million.

Credit Agreements - China Operations

Agricultural Bank of China ("ABC") Agreements

Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements during fiscal 2026 and 2025. As a result, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to ABC, under a reverse factoring agreement with no recourse, and, in turn, received payments from ABC under terms that are normal and customary. Interest was charged at a fixed rate of 2.42% and 2.72% for supply chain arrangements that were entered into during fiscal 2026 and fiscal 2025, respectively. The outstanding balances of $1.9 million and $2.8 million USD were recorded within lines of credit-current in the Consolidated Balance Sheet as of May 3, 2026 and April 27, 2025, respectively.

The following summarizes the activity associated with our supply chain financing arrangements for the years ended May 3, 2026, and April 27, 2025:

(dollars in thousands)	2026	2025
Outstanding at the beginning of the year	$2,751	$—
Vendor invoices financed during the year	1,892	2,743
Vendor invoices paid during the year	(2,924)	—
Effects of foreign currency	174	8
Ending balance	$1,893	$2,751

ABC - Working Capital Loans

Executed May 2025

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.1 million USD as of

May 3, 2026), which agreements expired on dates ranging from May 7, 2026, through May 25, 2026 and were paid in full. Interest charged under these agreements was based on rates determined by ABC (applicable interest rates ranged from 2.5% to 2.6% as of May 3, 2026). The outstanding balance associated with these agreements was $3.1 million USD and was classified as lines of credit - current within the Consolidated Balance Sheet as of May 3, 2026.

During the first quarter of fiscal 2027, we entered into new unsecured agreements totaling 21.0 million RMB ($3.1 million USD as of borrowing dates ranging from May 21, 2026 through May 26, 2026), and which agreements expire on dates ranging from May 20, 2027, through May 25, 2027. Currently, interest charged under these agreements is based on an applicable interest rate of 2.3%.

Effective March 2026

Effective March 3, 2026, we entered into an additional unsecured loan agreement totaling 29 million RMB ($4.2 million USD as of May 3, 2026), which agreement is set to expire on March 1, 2027. Interest charged under this agreement is based on an applicable interest rate of 2.4%. The outstanding balance under this agreement was $4.2 million USD and was classified as lines of credit - current within the Consolidated Balance Sheet as of May 3, 2026.

Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provided for a line of credit up to 29.0 million RMB ($4.0 million USD on March 5, 2025) that expired and was paid in full on March 3, 2026. Interest charged under this agreement was based on an applicable interest rate of 2.6%. This agreement did not have an outstanding balance as of May 3, 2026, and had a balance of $4.0 million as of April 27, 2025, which was classified within lines of credit-current in the respective Consolidated Balance Sheet.

Bank of China ("BOC") - Credit Agreements

Effective November 5, 2024, we entered into a credit agreement that provided for a 10.0 million RMB ($1.4 million USD as of November 5, 2024) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 5, 2024) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expired on November 6, 2025. Interest charged under this agreement was 2.6%.

On November 6, 2025, (third quarter of fiscal 2026), we paid in full the outstanding balance of the 10.0 million RMB ($1.4 million USD) due pursuant to the above unsecured working capital loan. Effective November 7, 2025, we entered into a new credit agreement that provides for a 10.0 million RMB ($1.5 million USD as of May 3, 2026) unsecured working capital loan and 25.0 million RMB ($3.7 million USD as of May 3, 2026) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 11, 2026. Interest is charged based on a fixed rate of 2.5%. The outstanding balance under these agreements was $1.5 million and $1.4 million USD and were classified as lines of credit-current within the Consolidated Balance Sheets as of May 3, 2026 and April 27, 2025, respectively. In addition, as of May 3, 2026, there were no outstanding letters of credit under this agreement.

China Construction Bank Corporation ("CCB") - Credit Agreement

During the third quarter of fiscal 2026, CCB approved total borrowings of 30.0 million RMB ($4.4 million USD as of May 3, 2026), which includes 20.0 million RMB ($2.9 million USD as of May 3, 2026) that can be used in the form of a working capital loan and supplier financing agreements, as well as a 10.0 million RMB ($1.5 million USD as of May 3, 2026) for letters of credit. Effective March 17, 2026, we borrowed 10.0 million RMB ($1.4 million USD as of March 17, 2026), which borrowing incurs interest based on a fixed rate of 2.3%, with the balance due on March 16, 2027. The outstanding balance under this agreement was $1.5 million as of May 3, 2026, which was classified as lines of credit - current within the Consolidated Balance Sheet.

Leases

Refer to Note 13 of the consolidated financial statements for disclosure of our lease obligations, which includes a five-year maturity schedule.

Capital Expenditures

As of May 3, 2026, and April 27, 2025, we had total amounts due regarding capital expenditures totaling $236,000 and $23,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

As of May 3, 2026, we had open purchase commitments to acquire equipment for our bedding operations totaling $352,000.

Uncertain Income Tax Positions

As of May 3, 2026, we had $983,000 of total gross unrecognized tax benefits, which primarily relate to taxation under applicable income tax treaties with foreign tax jurisdictions. The outcome of these income tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, we cannot reasonably estimate the timing of payment on this amount, if any.

Capital Expenditures and Depreciation Expense

Capital expenditures on a cash basis totaled $596,000 for fiscal 2026 and $2.9 million for fiscal 2025. Our decision to reduce our level of capital expenditures is due to the current unfavorable macroeconomic conditions within the home furnishings and bedding industries.

During fiscal 2026, we reported depreciation expense of $4.1 million, compared with $5.4 million for the same period a year ago, which was mostly related to our bedding segment for both periods. In addition, during fiscal 2026 we reported accelerated depreciation of $112,000 that was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net loss. The $112,000 of accelerated depreciation related to the shortening of useful lives of equipment associated with the consolidation of distribution activities from our Burlington, North Carolina, facility to our manufacturing and distribution center located in Stokesdale, North Carolina. Furthermore, during fiscal 2025, we reported accelerated depreciation of $1.3 million that was classified within restructuring expense in the fiscal 2025 Consolidated Statement of Net Loss. This $1.3 million of accelerated depreciation related to the shortening of useful lives of equipment associated with the closure of our operations located in Quebec, Canada. See Note 10 of the consolidated financial statements for further details and descriptions of our restructuring activities announced on May 1, 2024 and April 24, 2025.

The level of capital spending for fiscal 2027 will be determined based on the current macroeconomic conditions associated with the home furnishings and bedding industries. We currently expect capital spending for fiscal 2027 to be in line with fiscal 2026, and will center on capital projects that increase efficiencies, improve the quality of our products, and facilitate future growth. Funding for capital expenditures is expected to be from cash provided primarily by operating activities and, as needed, availability under our lines of credit.

Handling Costs

We record warehousing costs in SG&A expenses. Handling costs were $4.2 million and $4.6 million during fiscal 2026 and fiscal 2025, respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent, material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $20.9 million, or 10.3% of net sales, during fiscal 2026, and $20.4 million, or 9.6% of net sales, during fiscal 2025.

Inflation

A meaningful rise in raw material, utility, energy or other costs, as well as broader economic inflation, could materially and adversely affect our operating results. Competitive market dynamics have traditionally constrained our ability to fully offset such cost increases through price adjustments to customers.

In fiscal 2023 and 2024, raw material prices declined, primarily due to lower oil prices and softening global demand. However, both years were marked by persistent challenges associated with elevated labor costs and limited labor availability. While raw material and labor costs stabilized through fiscal 2024 and the first half of fiscal 2025, recent developments such as global trade negotiations and the implementation of new tariffs and import restrictions beginning in the fourth quarter of fiscal 2025, as well as rising oil prices beginning in the fourth quarter of fiscal 2026, have influenced industry pricing structures and supply chain patterns. These evolving conditions are expected to continue placing upward pressure on our raw material costs. In addition, energy prices have demonstrated substantial volatility in recent fiscal years and continue to represent an unpredictable element of our cost structure.

In recent periods, we implemented price increases designed to mitigate the impacts of recent tariff actions affecting products imported into the U.S., including those imported from China, as well as additional surcharges in response to new tariffs on imports from Haiti, Turkey, and elsewhere. The majority of these price increases began to phase in and become effective as of the second quarter of fiscal 2026, and we believe that our current pricing strategies position us to effectively absorb the additional costs flowing from applicable tariffs. However, the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

Additionally, we implemented price increases designed to mitigate the impacts of rising oil and other petrochemical costs during the fourth quarter of fiscal 2026. However, ongoing conflicts in the Middle East and other factors may lead to additional costs arising from increases in oil and other petrochemical prices, which may harm our results of operations if we are unable to pass along such additional costs.

Finally, persistent inflationary pressures significantly curtailed consumer spending during fiscal 2023, with effects extending through fiscal 2026. This economic environment contributed to a broader slowdown in both the mattress and residential home furnishings markets, leading to lower demand from home furnishings manufacturers for our bedding and residential upholstery across this period. The duration and future impact of these trends remain uncertain, and it is difficult to predict how inflationary conditions may continue to influence consumer behavior and the broader economic cycle for home furnishings products over the near and long term.

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

As of May 3, 2026, we believe the following list represents our critical accounting estimates that have or are reasonably likely to have a material effect on our financial condition or results of operations. Refer to Note 1 of the consolidated financial statements for discussion of all of our significant accounting policies, including our critical accounting policies.

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

As of May 3, 2026, we assessed the percentages associated with the age of our inventory and the related aging categories. Based on this assessment, we determined that no changes to our percentages associated with the age of our inventory and the related aging categories were necessary. During the fourth quarter of fiscal 2025, we performed an assessment based on the change in current market trends related to extended life cycles for finished goods inventory. As a result of our assessment, we recorded a non-cash inventory credit of $1.7 million due to a change in accounting estimate related to the finished goods inventory markdown reserve. This $1.7 million non-cash inventory credit was recorded within cost of sales in our fiscal 2025 Consolidated Statement of Net Loss.

Based on the above policy, we recorded a non-cash inventory charge of $2.1 million and a non-cash inventory credit of $(2.4) million, respectively, within the fiscal 2026 and fiscal 2025 Consolidated Statements of Net Loss. As of May 3, 2026, and April 27, 2025, the reserve for inventory markdowns was $8.0 million and $7.8 million, respectively.

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

As of May 3, 2026, we recorded a full valuation allowance against all our U.S. net deferred income tax assets totaling $28.7 million.

Refer to Note 12 of the consolidated financial statements for additional disclosures regarding our assessments and conclusions reached regarding our valuation allowance as of May 3, 2026.

Stock-Based Compensation

We are required to recognize compensation expense based on the fair value on the date the respective stock award is granted.

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

During fiscal 2026, the company granted performance-based restricted stock units that did not have any market conditions (i.e., no TSR moderator). During fiscal 2025, the company granted performance-based restricted units that had a market condition (i.e., a TSR moderator), and accordingly, we estimated the fair value of such performance-based restricted stock units using a Monte Carlo valuation model. The Monte Carlo valuation model incorporates inputs and complex assumptions that include: (i) the closing price of our common stock at the respective grant date, (ii) expected volatility of our common stock, (iii) expected volatility and correlation coefficient of our peer companies that are approved by the Compensation Committee of our board of directors, (iv) risk-free interest rate, and (v) dividend yield. The determination of these inputs, complex assumptions used, and the application of the Monte Carlo valuation model, requires significant judgment by management and advice from an external advisor.

We recorded $625,000 and $650,000 of compensation expense within selling, general, and administrative expense for our equity-based awards in fiscal 2026 and 2025, respectively.

Adoption of New Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for recently adopted accounting pronouncements for fiscal 2026.

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for recently issued accounting pronouncements for fiscal 2026 and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rates

We are exposed to market risk from changes in interest rates regarding our credit agreements.

Revolving Credit Agreement – United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank N.A., permits both base rate borrowings and borrowings that require interest to be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The interest rate under the Credit Agreement as of May 3, 2026, was 5.64%. As of May 3, 2026, outstanding borrowings under the Credit Agreement totaled $7.0 million.

Credit Agreements - China Operations

Effective November 7, 2025, we entered into an unsecured credit agreement with the Bank of China ("BOC") that provides for a 10.0 million RMB ($1.5 million USD as of May 3, 2026) working capital loan. Interest is based on a fixed rate of 2.5%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of May 3, 2026, the outstanding balance under this working capital loan was 10.0 million RMB ($1.5 million USD).

During May 2025 (first quarter of fiscal 2026), we entered into unsecured loan agreements with the Agricultural Bank of China ("ABC") totaling 21.0 million RMB ($3.1 million USD as of May 3, 2026), which agreements were paid in full during May 2026 (first quarter of fiscal 2027). Interest was based on fixed rates ranging from 2.5% to 2.6%. and therefore borrowings under this agreement were not subject to future changes in the market rate of interest. As of May 3, 2026, the outstanding balance under this agreement was 21.0 million RMB ($3.1 million USD).

Effective March 3, 2026, we entered into an unsecured credit agreement with ABC that provides a 29.0 million RMB ($4.2 million USD as of May 3, 2026) working capital loan. Interest is based on a fixed rate 2.4%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of May 3, 2026, the outstanding balance under this agreement was 29.0 million RMB ($4.2 million USD).

Effective March 17, 2026, we entered into an unsecured credit agreement with the China Construction Bank of China ("CCB") that includes 20.0 million RMB ($2.9 million USD as of May 3, 2026) that can be used in the form of a working capital loan and supplier financing agreements. Interest is based on a fixed rate of 2.3%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of May 3, 2026, the outstanding balance under this agreement was 10.0 million RMB ($1.5 million USD).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which is paid in full at the time of borrowing and therefore borrowings under these agreements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of May 3, 2026, would not have materially affected our results of operations or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Culp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of May 3, 2026 and April 27, 2025, the related consolidated statements of net loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended May 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 3, 2026 and April 27, 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina

July 17, 2026

CULP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

May 3, 2026, and April 27, 2025	2026	2025

Current assets
Cash and cash equivalents	$8,273	$5,629
Short-term investments - rabbi trust	1,477	1,325
Accounts receivable, net	20,369	21,844
Inventories	47,494	49,309
Short-term notes receivable	297	280
Income taxes receivable	142	—
Assets held for sale	—	2,177
Other current assets	2,645	2,970
Total current assets	80,697	83,534

Property, plant & equipment	21,013	24,836
Right of use assets	2,984	5,908
Intangible assets	355	960
Long-term investments - rabbi trust	4,991	5,722
Long-term notes receivable	885	1,182
Deferred income taxes	503	637
Other assets	562	591
Total assets	$111,990	$123,370

Current liabilities
Lines of credit - current	$12,129	$8,114
Accounts payable - trade	25,730	27,323
Accounts payable - capital expenditures	236	23
Operating lease liabilities - current	956	2,394
Deferred compensation - current	1,477	1,325
Deferred revenue	281	422
Accrued restructuring	47	610
Accrued expenses	4,103	5,333
Income taxes payable - current	—	1,420
Total current liabilities	44,959	46,964

Lines of credit - long-term	7,000	4,600
Operating lease liabilities - long-term	1,027	2,535
Income taxes payable - long-term	983	790
Deferred income taxes	4,883	5,155
Deferred compensation - long-term	4,991	5,686
Total liabilities	63,843	65,730
Commitments and contingencies (Notes 11, 13, and 14)
Shareholders' equity:
Preferred stock, $.05 par value, authorized 10,000,000 shares, no shares issued and outstanding at May 3, 2026, and April 27, 2025, respectively	—	—
Common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,662,784 at May 3, 2026 and 12,559,129 at April 27, 2025	633	628
Capital contributed in excess of par value	46,133	45,589
Accumulated earnings	1,062	11,273
Accumulated other comprehensive income	319	150
Total equity	48,147	57,640
Total liabilities and equity	$111,990	$123,370

The accompanying notes are an integral part of these consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF NET LOSS

For the years ended May 3, 2026, April 27, 2025, and April 28, 2024

(dollars in thousands, except per share data)	2026	2025	2024
Net sales	$203,482	$213,237	$225,333
Cost of sales	(178,322)	(188,170)	(197,394)
Gross profit	25,160	25,067	27,939
Selling, general and administrative expenses	(34,668)	(35,705)	(38,611)
Restructuring credit (expense)	2,323	(7,739)	(636)
Loss from operations	(7,185)	(18,377)	(11,308)
Interest expense	(759)	(231)	(11)
Interest income	1,073	915	1,174
Other expense, net	(1,414)	(1,018)	(625)
Loss before income taxes	(8,285)	(18,711)	(10,770)
Income tax expense	(1,926)	(392)	(3,049)
Net loss	$(10,211)	$(19,103)	$(13,819)
Net loss per share-basic	$(0.81)	$(1.53)	$(1.11)
Net loss per share-diluted	$(0.81)	$(1.53)	$(1.11)

The accompanying notes are an integral part of these consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended May 3, 2026, April 27, 2025, and April 28, 2024

	2026	2025	2024
Net loss	$(10,211)	$(19,103)	$(13,819)
Unrealized holding gain on investments, net of tax
Unrealized gain on investments	203	32	99
Reclassification adjustment for realized gain included in net loss	(34)	—	—
Total unrealized gain on investments	169	32	99
Comprehensive loss	$(10,042)	$(19,071)	$(13,720)

The accompanying notes are an integral part of the consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			Capital		Accumulated
			Contributed		Other
For the years ended May 3, 2026, April 27, 2025,	Common Stock		in Excess	Accumulated	Comprehensive	Total
and April 28, 2024	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 30, 2023	12,327,414	$616	$44,250	$44,195	$19	$89,080
Net loss	—	—	—	(13,819)	—	(13,819)
Stock-based compensation	—	—	915	—	—	915
Unrealized gain on investments	—	—	—	—	99	99
Common stock issued in connection with vesting of time-based restricted stock units	151,653	8	(8)	—	—	—
Immediately vested common stock awards	16,616	1	(1)	—	—	—
common stock surrendered in connection with payroll withholding taxes	(25,780)	(1)	(145)	—	—	(146)
Balance, April 28, 2024	12,469,903	624	45,011	30,376	118	76,129
Net loss	—	—	—	(19,103)	—	(19,103)
Stock-based compensation	—	—	650	—	—	650
Unrealized gain on investments	—	—	—	—	32	32
Common stock issued in connection with vesting of time-based restricted stock units	102,720	5	(5)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,494)	(1)	(67)	—	—	(68)
Balance, April 27, 2025	12,559,129	628	45,589	11,273	150	57,640
Net loss	—	—	—	(10,211)	—	(10,211)
Stock-based compensation	—	—	625	—	—	625
Unrealized gain on investments	—	—	—	—	169	169
Common stock issued in connection with vesting of time-based restricted stock units	120,530	6	(6)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(16,875)	(1)	(75)	—	—	(76)
Balance, May 3, 2026	12,662,784	$633	$46,133	$1,062	$319	$48,147

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 3, 2026, April 27, 2025, and April 28, 2024

(dollars in thousands)	2026	2025	2024
Cash flows from operating activities:
Net loss	$(10,211)	$(19,103)	$(13,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,105	5,440	6,521
Non-cash inventory charge (credit)	2,050	(2,423)	(1,628)
Amortization	321	405	390
Stock-based compensation	625	650	915
Deferred income taxes	(138)	(1,343)	387
Realized gain on sale of invesments (rabbi trust)	(34)	—	—
Gain on sale of equipment	(4)	(27)	(299)
Non-cash restructuring (credit) expense	(3,315)	2,708	330
Foreign currency exchange loss (gain)	1,269	(145)	(593)
Changes in assets and liabilities:
Accounts receivable	1,567	(722)	3,559
Inventories	7	(2,059)	1,593
Other current assets	390	384	(329)
Other assets	111	114	(115)
Accounts payable - trade	(2,458)	1,852	(2,926)
Deferred revenue	(141)	(1,073)	303
Accrued restructuring	(563)	633	—
Accrued expenses and deferred compensation	(1,471)	(2,456)	(1,870)
Income taxes	(1,481)	(485)	(643)
Net cash used in operating activities	(9,371)	(17,650)	(8,224)
Cash flows from investing activities:
Capital expenditures	(596)	(2,947)	(3,711)
Proceeds from the sale of property, plant and equipment	1,103	1,945	385
Proceeds from note receivable	5,093	610	330
Proceeds from the sale of investments (rabbi trust)	1,413	1,725	1,449
Purchase of investments (rabbi trust)	(631)	(735)	(884)
Net cash provided by (used in) investing activities	6,382	598	(2,431)
Cash flows from financing activities:
Proceeds from lines of credit	16,415	21,648	4,166
Payments on lines of credit	(10,687)	(8,907)	(4,146)
Payments of debt issuance costs	(169)	—	—
Common stock surrendered for withholding taxes payable	(76)	(68)	(146)
Net cash provided by (used in) financing activities	5,483	12,673	(126)
Effect of exchange rate changes on cash and cash equivalents	150	(4)	(171)
Increase (decrease) in cash and cash equivalents	2,644	(4,383)	(10,952)
Cash and cash equivalents at beginning of year	5,629	10,012	20,964
Cash and cash equivalents at end of year	$8,273	$5,629	$10,012

The accompanying notes are an integral part of these consolidated financial statements.

CULP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Our operations are classified into two reportable segments: bedding and upholstery.

Bedding

The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. Currently, we have a bedding manufacturing operation located in Stokesdale, North Carolina, and a sewn mattress cover operation located in Ouanaminthe, Haiti.

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American bedding operations, including the closure and sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the Property located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; and (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building, and reduce other operating expenses at this location. See Note 10 to the consolidated financial statements for further details regarding this restructuring activity.

All the above restructuring activities have been completed, including the sale of the Property located in Quebec, Canada, effective April 30, 2025. See Notes 7 and 8 to the consolidated financial statements for further details regarding the sale of the Property and determination of fair value.

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. As of May 3, 2026, we have upholstery operations located in Stokesdale, North Carolina, and Shanghai, China, as well as a wholly-owned subsidiary, Culp Fabrics Vietnam Limited, which has an administrative office located in Ho Chi Minh City, Vietnam. The purpose of this office in Vietnam is to enhance our strategic sourcing capabilities and to further diversify our supply chain in Asia.

On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility in Burlington, North Carolina, and a leased facility located in Knoxville, Tennessee, each operated by our upholstery segment and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment. This transition was completed during the fourth quarter of fiscal 2026. See Note 10 to the consolidated financial statements for further details regarding this restructuring activity.

Additionally, the upholstery segment includes Read Window Products LLC (“Read”), a wholly-owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read's operations were moved from Knoxville, Tennessee to Stokesdale, North Carolina.

Basis of Presentation

The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

Overall

The consolidated financial statements include the accounts Culp, Inc. (the "company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China, and Ho Chi Minh City, Vietnam, are consolidated as of April 30th, a calendar month end, which is required by the respective governments under which they are organized. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our Chinese and Vietnamese subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, and cash flows for fiscal years 2026, 2025, or 2024.

Fiscal Year

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. Fiscal 2026, 2025, and 2024 comprised 53-week, 52-week, and 52-week periods, respectively.

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

A summary of our cash and cash equivalents by geographic area follows:

	May 3,	April 27,
(dollars in thousands)	2026	2025
United States	$1,049	$151
China	4,153	4,723
Canada	3,000	701
Vietnam	26	38
Haiti	36	8
Cayman Islands	9	8
	$8,273	$5,629

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

Our rabbi trust investments classified as available-for-sale were recorded at their fair value of $6.5 million and $7.0 million as of May 3, 2026 and April 27, 2025, respectively. As of May 3, 2026, and April 27, 2025, these investments had accumulated unrealized gains totaling $319,000 and $150,000, respectively. As of May 3, 2026, and April 27, 2025, the cost basis associated with these investments was $6.1 million and $6.9 million, respectively.

Accounts Receivable and Current Expected Credit Losses

Substantially all of our accounts receivable were due from manufacturers in the bedding and furniture industries. We grant credit to customers and generally do not require collateral. We record an allowance for doubtful accounts that reflects estimates of probable credit losses. As of the end of each reporting period, we assess the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s: (i) financial position; (ii) past payment history; (iii) management’s general ability to operate its business; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment is completed, we assign credit grades to our customers, which, in turn, are used to determine our allowance for doubtful accounts. We do not have any off-balance sheet credit exposure related to our customers.

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

Based on current unfavorable industry macroeconomic conditions in the home furnishings and bedding industries, it is possible that estimates used by management to determine the write down of inventory to its net realizable value could differ materially from our actual results. These differences could result in higher than expected markdowns of inventory, which could adversely affect the company’s results of operations and financial condition in the near term.

During the fourth quarter of fiscal 2025, we assessed the percentages associated with the age of our inventory and the related aging categories. This assessment was based on a change in current market trends related to extended life cycles for finished goods inventory. As a result of our assessment, we recorded a total non-cash inventory credit of $1.7 million for both our bedding and upholstery segments due to a change in accounting estimate related to the finished goods inventory markdown reserve. The $1.7 million non-cash inventory credit was recorded within cost of sales in our fiscal 2025 Consolidated Statement of Net Loss.

Based on the above policy, we recorded a non-cash inventory charge (credit) within the Consolidated Statements of Net Loss of $2.1 million, $(2.4) million, and $(1.6) million during fiscal 2026, 2025, and 2024, respectively. As of May 3, 2026, and April 27, 2025, the reserve for inventory markdowns was $8.0 million and $7.8 million, respectively.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, management reviews its property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount is the new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan and would be reported separately as assets held for sale in the Consolidated Balance Sheets.

Interest Costs

Total interest costs incurred were $759,000, $231,000 and $11,000 during fiscal 2026, 2025, and 2024, respectively.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. No interest costs for the construction of qualifying fixed assets were capitalized during fiscal 2026, 2025, or 2024.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company’s Canadian, Chinese, and Vietnamese subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end foreign currency exchange rates. Non-

monetary assets and liabilities such as property, plant, and equipment and right of use assets are recorded at historical foreign currency exchange rates. Foreign currency revenues and expenses are remeasured at average foreign currency exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical foreign currency exchange rates, such as depreciation expense. Foreign currency exchange rate gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Loss in the period in which they occur.

A summary of our foreign currency exchange rate (loss) gain by geographic area follows:

(dollars in thousands)	2026	2025	2024
China	$(1,369)	$141	$604
Canada	100	(23)	(58)
Vietnam	—	(1)	(1)
	$(1,269)	$117	$545

Intangible Assets

Tradename

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our business was classified into three reporting units during fiscal 2026: bedding, upholstery, and Read.

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

As a result of our annual impairment assessment as of April 27, 2025, we recorded asset impairment charge totaling $540,000, which represents the entire carrying amount of the Read tradename. This charge was classified within restructuring expense in our fiscal 2025 Consolidated Statement of Net Loss.

No asset impairment charges were recorded during fiscal 2026 or fiscal 2024 related to indefinite-lived intangible assets.

Customer Relationships

In accordance with ASC Topic 360 Property, Plant, and Equipment, management reviews its finite-lived intangible assets (i.e., customer relationships and non-compete agreement) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of finite-lived intangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset.

During the third quarter of fiscal 2026, we assessed Read's customer relationships for impairment as certain indicators for impairment existed, and accordingly, we believed it was more-likely-than-not that the fair value of Read's customer relationships was less than its carrying amount. Based on this assessment, we recorded an asset impairment charge totaling $291,000, which represents the entire carrying amount of Read's customer relationships. This charge was classified within restructuring expense in our fiscal 2026 Consolidated Statement of Net Loss.

No asset impairment charges were recorded during fiscal 2025 or fiscal 2024 related to finite-lived intangible assets.

See Note 6 to the consolidated financial statements for further details of our assessment of impairment, conclusions reached, and the result of our impairment test relating to our finite-lived and indefinite-lived intangible assets.

Income Taxes

Deferred Income Taxes – Overall

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax basis of our assets, liabilities, U.S. loss carryforwards, and foreign income tax credits at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred income taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. We are required to record a deferred tax liability for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As a result of the 2017 Tax Cuts and Jobs Act, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred tax liability will only be required for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company.

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

Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determined that our customer purchase orders represent contracts. In addition to customer purchase orders, we also have supply contracts with certain customers that define standard terms and conditions. Our contracts generally include promises to sell upholstery, bedding, or home goods products. In addition, we provide window treatments and related customized fabrication and installation services to customers in the hospitality and commercial markets.

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

Transaction Price

The transaction price is typically allocated to performance obligations based upon stand-alone selling prices. We elected the practical expedient to not adjust the transaction price for the effects of a significant financing component because the performance obligation is part of a contract that has an original expected duration of one year or less. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of May 3, 2026, will be satisfied within one year or less.

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

Our bedding and upholstery segments only allow product returns to the extent that the products or services did not meet the contractually agreed upon specifications at the time of sale. Customers must receive authorization prior to returning products. Estimates of allowances for sales returns are based on historical data, current potential product return issues, and known sales returns for which customers have been granted authorization. Known sales returns for which customers have been granted permission to return products for a refund or credit continue to be recorded as a contra account receivable. Estimates for potential future sales returns and related customer accommodations are recorded within accrued expenses. We record estimates for sales returns on a gross basis rather than a net basis, and an estimate for a right of return asset is recorded in other current assets and cost of goods sold. Variable consideration associated with early payment cash discounts are estimated using current payment trends and historical data on a customer-by-customer basis. The variable consideration associated with volume rebates is based on the portion of the rebate earned relative to the total amount of rebates the customer is expected to earn over the rebate period, as determined using historical data and projections.

We evaluated the nature of our warranties related to our contracts with customers and determined that any such warranties are assurance-type warranties that cover only compliance with agreed upon specifications, and therefore are not considered separate performance obligations.

Shipping and Handling Costs

Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $4.2 million, $4.6 million, and $4.6 million during fiscal 2026, 2025, and 2024, respectively, and are included in selling, general and administrative expenses.

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

Stock-Based Compensation

Our equity incentive plans are described in more detail in Note 15 to the consolidated financial statements. ASC Topic 718 Compensation – Stock Compensation requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Compensation expense for time-based restricted stock unit awards is amortized on a straight-line basis over the respective vesting period. Compensation expense for performance-based restricted stock unit awards is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many common stock shares are expected to be earned as of the end of the vesting period. If certain performance targets are not expected to be achieved, compensation expense will not be recorded, and any previously recognized compensation expense will be reversed.

Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our short-term and long-term investments related to a rabbi trust that sets aside funds for participants in our deferred compensation plan and are classified as available-for-sale. The fair value measurements of our financial instruments are described in more detail in Note 16 to the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

Effective December 14, 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09 Improvements to Income Tax Disclosures ("ASU 2023-09"), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity's: (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 became effective during the fourth quarter of fiscal 2026, and we applied this new guidance retrospectively in our fiscal 2026 annual consolidated financial statements. This guidance did not have an impact on our results of operations and financial condition, but did have a material impact on the disclosures required in the notes to the consolidated financial statements, which are disclosed in Note 12.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in the notes to the financial statement for specific expense categories including: (i) inventory purchases, (ii) employee compensation, (iii) depreciation, and (iv) intangible asset amortization, as well as (v) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

Currently, there are no new accounting pronouncements that are expected to have a material effect on our consolidated financial statements.

2.
ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 3,	April 27,	April 28,
(dollars in thousands)	2026	2025	2024
Customers	$21,082	$22,799	$21,660
Allowance for doubtful accounts	(589)	(651)	(356)
Allowance for cash discounts	(112)	(108)	(113)
Reserve for returns and allowances and discounts	(12)	(196)	(53)
	$20,369	$21,844	$21,138

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$(651)	$(356)	$(342)
Provision for bad debts	(196)	(342)	(276)
Write-offs, net of recoveries	258	47	262
Ending balance	$(589)	$(651)	$(356)

As of May 3, 2026, April 27, 2025, and April 28, 2024, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customer’s: (i) financial position; (ii) past payment history; (iii) management’s general ability to operate its business; and (iv) historical loss experience; as well as (v) any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which, in turn, were used to determine our allowance for doubtful accounts totaling $589,000, $651,000, and $356,000 as of May 3, 2026, April 27, 2025, and April 28, 2024, respectively.

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$(304)	$(166)	$(124)
Provision for returns and allowances and discounts	(978)	(1,423)	(1,173)
Credits issued and discounts taken	1,158	1,285	1,131
Ending balance	$(124)	$(304)	$(166)

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

In addition, the upholstery segment includes Read, a wholly-owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery business segments to create one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility in Burlington, North Carolina, and a leased facility located in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities utilizing a shared management model within our owned facility located in Stokesdale, North Carolina. See note 10 to the consolidated financial statements for further details regarding this strategic transformation initiative.

Our primary performance obligations include the sale of bedding and upholstery products, as well as the performance of customized fabrication and installation services associated with window treatments.

Significant Judgments

See Note 1 to the consolidated financial statements for disclosure of our accounting policies regarding our significant judgments associated with revenue recognition, determining our transaction prices, and revenue measurement.

Contract Assets & Liabilities

Certain contracts relating to customized fabrication and installation services associated with Read require upfront customer deposits that result in a contract liability that is recorded on the Consolidated Balance Sheets as deferred revenue. Revenue on contract liabilities associated with customized fabrication and installation services is generally recognized within one year as the satisfaction of performance obligations is generally one year or less. If upfront deposits or prepayments are not required, customers may be granted terms which generally range from 15-60 days. Our terms are customary within the industries in which we operate and are not considered financing arrangements.

There were no contract assets recognized as of May 3, 2026, or April 27, 2025.

A summary of the activity of deferred revenue follows:

(dollars in thousands)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Beginning balance	$422	$1,495	$1,192
Revenue recognized on contract liabilities	(2,051)	(3,980)	(3,932)
Payments received for services not yet rendered	1,910	2,907	4,235
Ending balance	$281	$422	$1,495

As of May 3, 2026, deferred revenue of $281,000 pertained solely to upfront customer deposits associated with customized fabrication and installation services related to Read. As of April 27, 2025, deferred revenue of $422,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $339,000, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $83,000. As of April 28, 2024, deferred revenue of $1.5 million pertained to: (i) upfront customer deposits associated with customized fabrication and installation services related to Read totaling $1.3 million, and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $167,000.

Revenue recognized during the period that was included in the contract liability balance at the beginning of the period was $422,000, $1.4 million, and $1.0 million, for fiscal years 2026, 2025, and 2024, respectively

Disaggregation of Revenue

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2026:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$116,593	$80,044	$196,637
Services transferred over time	—	6,845	6,845
Total Net Sales	$116,593	$86,889	$203,482

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

The following table presents our disaggregated revenue related to operations by segment, timing of revenue recognition, and product sales versus services rendered for fiscal 2024:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$116,370	$98,976	$215,346
Services transferred over time	—	9,987	9,987
Total Net Sales	$116,370	$108,963	$225,333

4.
INVENTORIES

A summary of inventories follows:

(dollars in thousands)	May 3, 2026	April 27, 2025
Raw materials	$5,573	$5,733
Work-in-process	1,989	2,747
Finished goods	39,932	40,829
	$47,494	$49,309

5.
PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant, and equipment follows:

(dollars in thousands)	Depreciable lives (in years)	May 3, 2026	April 27, 2025
Land and improvements	0-10	$596	$596
Buildings and improvements	7-40	25,435	25,286
Leasehold improvements	**	1,934	2,044
Machinery and equipment	3-15	46,068	50,361
Data processing equipment and software	3-7	9,047	8,500
Office furniture and equipment	3-10	1,164	1,250
Capital projects in progress		139	549
		84,383	88,586
Accumulated depreciation		(63,370)	(63,750)
		$21,013	$24,836

** Shorter of life of lease or useful life.

6.
INTANGIBLE ASSETS

A summary of intangible assets follows:

(dollars in thousands)	May 3, 2026	April 27, 2025
Tradename	$—	$—
Customer relationships, net	204	734
Non-compete agreement, net	151	226
	$355	$960

Tradename

A summary of the change in the carrying amount of our tradename follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$—	$540	$540
Loss on impairment	—	(540)	-
Ending balance	$—	$—	$540

Our tradename pertains to Read, a separate reporting unit within our upholstery segment. This tradename was determined to have an indefinite useful life at the time of its acquisition, and therefore was not amortized.

We were required to assess our tradename for impairment annually or between annual tests if we believed indicators of impairment existed. Accordingly, we performed our annual impairment assessment of Read's tradename as of April 27, 2025. Initially, we performed a qualitative assessment in which we concluded it was more-likely-than-not the fair value of Read's tradename was less than its carrying amount. This conclusion was based on management's decision, announced on April 24, 2025, to strategically transform the company's operating model by combining certain activities within the bedding and upholstery business segments and creating one integrated Culp-branded business. Since the company is transforming to a single Culp-branded business, Read's tradename is being phased out and will no longer be used to market upholstery products to customers. Consequently, we recorded an asset impairment charge totaling $540,000, which represented the entire carrying value of our Read tradename. This charge was classified as restructuring expense within our fiscal 2025 Consolidated Statement of Net Loss.

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$734	$1,035	$1,335
Loss on impairment	(291)	—	—
Amortization expense	(239)	(301)	(300)
Ending balance	$204	$734	$1,035

Our customer relationships related to our bedding segment and Read were amortized on a straight-line basis over useful lives of seventeen and nine years, respectively.

As of February 1, 2026 (third quarter of fiscal 2026), management performed a qualitative assessment of Read's customer relationships, as certain indicators of impairment existed, and accordingly, we believed it was more-likely-than-not the fair value of Read's customer relationships were less than its carrying amount. Management's conclusion was based on a significant decline in net sales during the first nine months of fiscal 2026 that was more than anticipated. Read's net sales during the first nine months of fiscal 2026 totaled $4.8 million, a decrease of $4.9 million, or 50.8%, compared with net sales of $9.7 million during the first nine months of fiscal 2025. In addition, the decline in Read's net sales and profitability during the first nine months of fiscal 2026 were also attributable to the closure of Read's facility located in Knoxville, Tennessee, and the transition of certain production activities to our manufacturing facility located in Stokesdale, North Carolina, as well as strategically sourcing production and materials with long-standing supply partners. Based on this uncertainty, we recorded an asset impairment charge totaling $291,000 which represented the entire carrying value of Read's customer relationships. This charge was classified within restructuring credit within our fiscal 2026 Consolidated Statement of Net Loss.

The gross carrying amount of our customer relationships were $868,000 and $3.1 million as of May 3, 2026 and April 27, 2025, respectively. Accumulated amortization for our customer relationships were $664,000 and $2.4 million as of May 3, 2026 and April 27, 2025, respectively.

The remaining amortization expense for the next four fiscal years and thereafter follows: FY 2027 - $51,000; FY 2028 - $51,000; FY 2029 - $51,000; FY 2030 - $51,000.

The weighted average amortization period for our customer relationships is 4.0 years as of May 3, 2026.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$226	$301	$377
Amortization expense	(75)	(75)	(76)
Ending balance	$151	$226	$301

Our non-compete agreement is associated with a prior acquisition by our bedding segment and is amortized on a straight-line basis over the fifteen-year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million as of May 3, 2026, and April 27, 2025, respectively. Accumulated amortization for this non-compete agreement was $1.9 million and $1.8 million as of May 3, 2026, and April 27, 2025, respectively.

The remaining amortization expense for the next two years and thereafter follows: FY 2027 - $76,000; and FY 2028 - $75,000.

The weighted average amortization period for the non-compete agreement is 2.0 years as of May 3, 2026.

Impairment of Definite Lived Assets - Bedding Segment

As of May 3, 2026, management reviewed the long-lived assets associated with our bedding segment, which consisted of property, plant, and equipment and definite-lived intangible assets (collectively known as the "Bedding Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Bedding Asset Group may not be recoverable. The bedding segment has experienced significant cumulative operating losses since the second quarter of fiscal 2023, and continuing through the fourth quarter of fiscal 2026. We believe the significant cumulative operating losses started from a decline in consumer discretionary spending on bedding products, which we believe stemmed from the following factors: (i) inflationary effects of commodities such as gas, food, and other necessities; (ii) a significant increase in interest rates; and (iii) the pulling forward of demand for home goods products during the early years of the COVID-19 pandemic, which such demand subsequently shifted to travel, leisure, and other services.

Based on the above evidence, we were required to determine the recoverability of the Bedding Asset Group, which is classified as held and used, by comparing the carrying amount of the Bedding Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Bedding Asset Group totaled $20.1 million, which represents property, plant, and equipment of $19.8 million, customer relationships of $204,000, and a non-compete agreement of $151,000. The total carrying amount of the Bedding Asset Group did not exceed the sum of its expected future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Bedding Asset Group as of May 3, 2026.

7.
NOTES RECEIVABLE

Culp Inc. (U.S. Parent)

Effective January 24, 2023, Culp Upholstery Fabrics - Haiti, Ltd. ("CUF Haiti") entered into an agreement to terminate a lease ("CUF Termination Agreement") of a facility located in Ouanaminthe, Haiti. Pursuant to the terms of the CUF Termination Agreement, the original lease agreement (the "Original Lease") was formally terminated when CUF Haiti vacated and returned possession of the leased facility to the lessor. Subsequently, a third party (the "Lessee") took possession of this facility and agreed to pay CUF Haiti $2.4 million in the form of a note receivable over a period commencing on April 1, 2023 and ending on December 31, 2029, based on the terms stated in the CUF Termination Agreement. In addition, as described in the CUF Termination Agreement, an affiliate of the Lessee guaranteed payment in full of all amounts due and payable to CUF Haiti by the Lessee, and CUF Haiti was fully and unconditionally discharged from all of its remaining obligations under the Original Lease.

The initial gross carrying amount of this note receivable was $2.4 million and was recorded at its fair value of $2.0 million, which represented the present value of future discounted cash flows based on the payment amounts and timing of such payments due from the Lessee as stated in the CUF Termination Agreement. We used an interest rate of 6% to determine the present value of the future discounted cash flows, based on significant unobservable inputs and assumptions determined by management such as: (i) the credit characteristics of the Lessee and guarantor of the CUF Termination Agreement; (ii) the length of the payment terms as defined in the CUF Termination Agreement; (iii) the payment terms as defined in the CUF Termination Agreement are denominated in USD; and (iv) the fact that the facility is located in, and the Lessee and guarantor conduct business in, Haiti, a foreign country. Since management used significant unobservable inputs and assumptions to determine the fair value of this note receivable, this note receivable was classified as Level 3 within the fair value hierarchy (see Note 16 of the consolidated financial statements for further explanation of the fair value hierarchy).

Effective May 1, 2023, CUF Haiti formally assigned this note receivable to Culp, Inc. (its U.S. Parent).

The following table represents the remaining future principal payments of the Culp Inc. (U.S. Parent) note receivable as of May 3, 2026:

(dollars in thousands)
2027	$360
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$1,320
Less: unearned interest income	(138)
Present value of note receivable	$1,182

As of May 3, 2026, this note receivable totaled $1.2 million, of which $297,000 and $885,000 were classified as short-term note receivable and long-term note receivable, respectively. As of April 27, 2025, this note receivable totaled $1.5 million, of which $280,000 and $1.2 million were classified as short-term note receivable and long-term note receivable, respectively. We classified amortization of unearned interest income totaling $80,000, $96,000 and $111,000 within interest income on our consolidated statements of net loss during fiscal 2026, 2025, and 2024, respectively.

As of May 3, 2026, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all the required payments stated in the Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Rayonese Textile Inc.

In connection with the sale of the company's Property located in Quebec, Canada, we entered into an amended agreement, effective April 2, 2025, which incorporated an original agreement and prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property to a third party (the "Buyer") with a closing date of April 30, 2025. Pursuant to the Sales Agreement, the total sales price for the Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), with $2.0 million CAD ($1.4 million USD as of April 30, 2025) paid prior to and at closing, and the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) due by April 30, 2026. Interest was earned on the note receivable at rates ranging from 6% to 10% and collected monthly as specified in the Sales Agreement. During the fourth quarter of fiscal 2026, we received cash proceeds for the remaining balance of $6.6 million CAD ($4.7 million USD).

Refer to Notes 8 and 10 to the consolidated financial statements for further details of the sale of the Property and a description of our restructuring activities.

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

8. ASSETS HELD FOR SALE

As of May 3, 2026, no assets were classified as held for sale as a result of the completion of our restructuring activities during fiscal 2026 (see Note 10 to the consolidated financial statements for a description of the restructuring activities announced on May 1, 2024, and April 24, 2025).

In connection with our restructuring activity announced on May 1, 2024, we classified certain assets as held for sale totaling $2.2 million as of April 27, 2025, which mostly related to the Property associated with the closure of our operations located in Quebec, Canada. We determined that the fair value of the Property exceeded its carrying value, and therefore no impairment charge was recorded during fiscal 2025. The fair value of the Property was based on quoted market prices from third party sales offers, which we believe are significant observable inputs, and therefore we believe this information is classified as Level 2 within the fair value hierarchy (See Note 16 to the consolidated financial statements for further explanation of the fair value hierarchy).

During the first quarter of fiscal 2026, we sold the Property and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net Loss. See Note 7 to the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property.

9. ACCRUED EXPENSES

A summary of accrued expenses follows:

(dollars in thousands)	May 3, 2026	April 27, 2025
Compensation and related benefits	$2,249	$2,534
Other	1,854	2,799
	$4,103	$5,333

10. RESTRUCTURING ACTIVITIES

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (1) consolidate the company's North American bedding operations, including the closure and sale of the Property located in Quebec, Canada; (2) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada to the company's manufacturing facility located in Stokesdale, North Carolina; (3) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (4) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; and (5) reduce unallocated corporate and shared service expenses.

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of Property located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property totaling $4.0 million that was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net Loss. See Notes 7 and 8 to the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of Property and determination of fair value.

Since the inception of this restructuring initiative, we have incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. Of this total $5.3 million, $7.2 million represents a cash restructuring and restructuring related charge partially offset by $(1.9) million represents a non-cash restructuring credit.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility located in Burlington, North Carolina and a leased facility in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment.

These restructuring activities were completed by the end of the fourth quarter of fiscal 2026. Since the inception of this restructuring initiative, we have incurred restructuring and restructuring related charges totaling $2.7 million, of which $1.4 million represents a cash restructuring and related charge and $1.3 million represents a non-cash restructuring charge.

Upholstery Segment - Other Restructuring Activities Prior to Fiscal 2025

Ouanaminthe, Haiti

During the third quarter of fiscal 2023, CUF Haiti entered into an agreement to terminate a lease associated with one of its facilities and moved the production of upholstery cut and sewn kits to an existing facility leased by CHF Haiti during the fourth quarter of fiscal 2023. Both CUF Haiti and CHF Haiti are indirect wholly-owned subsidiaries of the company. During the first quarter of fiscal 2024, demand for upholstery cut and sewn kits declined more than previously anticipated, resulting in the strategic action to discontinue production of upholstery cut and sewn kits in Haiti.

This restructuring activity commenced during the third quarter of fiscal 2023 and was completed during the third quarter of fiscal 2024. It resulted in a cumulative restructuring and restructuring related charge of $1.3 million.

See Note 7 to the consolidated financial statements for further details regarding the agreement to terminate the above mentioned lease and the establishment of a note receivable.

Shanghai, China

During the fourth quarter of fiscal 2024, we closed our upholstery finishing operation in China to align with current demand trends. This restructuring activity was completed during the first quarter of fiscal 2025 and resulted in a cumulative restructuring and restructuring related charge totaling $218,000.

The following summarizes restructuring (credit) expense and restructuring related charges associated with all the restructuring activities described above:

(dollars in thousands)	2026	2025	2024
Net (gain) loss from the sale and impairment of property, plant, and equipment	$(3,754)	$(16)	$329
Loss on disposal, valuation, and markdowns of inventory	931	1,621	40
Facility consolidation and relocation expenses	543	2,437	—
Impairment of intangible asset	291	540	—
Other associated costs	284	1,038	—
Employee termination benefits	164	1,552	307
Additional depreciation expense for shortened useful lives of equipment	112	1,339	—
Lease termination costs	37	849	—
Restructuring (credit) expense and restructuring related charges (1) (2) (3)	$(1,392)	$9,360	$676

(1) Of the total $(1.4) million net restructuring credit, a $(2.3) million credit and a $931,000 charge were classified within restructuring credit and cost of sales, respectively, in the fiscal 2026 Consolidated Statement of Net Loss. Of the total $(1.4) million net restructuring credit and restructuring related charge, a credit of $(3.1) million and a charge of $1.7 million related to bedding and upholstery segments, respectively. Of the total $(1.4) million net restructuring credit and restructuring related charge, a credit of $(3.4) million and a charge of $2.0 million related to the restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

(2) Of the total $9.4 million restructuring and restructuring related charge, $7.7 million and $1.6 million were classified within restructuring expense and cost of sales, respectively, in the fiscal 2025 Consolidated Statement of Net Loss. Of the $9.4 million restructuring and restructuring related charge, $8.5 million, $540,000, and $290,000 related to the bedding segment, unallocated corporate, and the upholstery segment, respectively. Of the total $9.4 million restructuring and restructuring related charge, $8.7 million and $676,000 related to restructuring activities announced on May 1, 2024, and April 24, 2025, respectively.

(3) Of the total $676,000 restructuring and restructuring related charge, $636,000 and $40,000 were classified within restructuring expense and cost of sales, respectively in the fiscal 2024 Consolidated Statement of Net Loss. The entire $676,000 related to the upholstery segment and the other restructuring activities prior to fiscal 2025.

The following summarizes the activity in accrued restructuring for all the above restructuring activities described above:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Balance, April 30, 2023	$—	$—	$—	$—
Expenses incurred	307	—	—	307
Change in estimate adjustments	—	—	—	—
Payments	(304)	—	—	(304)
Effects of foreign currency	—	—	—	—
Balance, April 28, 2024 (1)	3	—	—	3
Expenses incurred	1,667	1,046	2,437	5,150
Change in estimate adjustments	(115)	(8)	—	(123)
Payments	(1,022)	(940)	(2,435)	(4,397)
Effects of foreign currency	(11)	(10)	(2)	(23)
Balance, April 27, 2025	522	88	—	610
Expenses incurred	265	300	549	1,114
Change in estimate adjustments	(101)	(16)	(6)	(123)
Payments	(649)	(372)	(533)	(1,554)
Effects of foreign currency	—	—	—	—
Balance, May 3, 2026	$37	$—	$10	$47

(1) Accrued restructuring was reported within accrued expenses within the Consolidated Balance Sheet as of April 28, 2024.

11. LINES OF CREDIT

The summary of outstanding borrowings under our lines of credit follows:

(dollars in thousands)	May 3, 2026	April 27, 2025
Wells Fargo - U.S. revolving line of credit	$7,000	$4,600
Agricultural Bank of China - supplier financing arrangements	1,893	2,751
Agricultural Bank of China - working capital loan (executed May 2025)	3,071	—
Agricultural Bank of China - working capital loan (executed March 2026)	4,241	—
Agricultural Bank of China - revolving line of credit	—	3,988
Bank of China - working capital loan	1,462	1,375
China Construction Bank Corporation - working capital loan	1,462	—
Lines of credit (1)	$19,129	$12,714

(1)
Of the total $19.1 million, $12.1 million and $7.0 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of May 3, 2026. Of the total $12.7 million, $8.1 million and $4.6 million were recorded within lines of credit - current and line of credit - long-term, respectively, within the Consolidated Balance Sheet as of April 27, 2025.

Revolving Credit Agreement – United States

On June 12, 2025, Culp, Inc., as borrower, and Read and Culp Fabrics Global, LLC, each a wholly-owned domestic subsidiary of the company, as guarantors (collectively, the “Guarantors”), entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment”), by and among the company, the Guarantors and Wells Fargo Bank, National Association, as lender (the “Lender”). The Third Amendment amended the Second Amended and Restated Credit Agreement dated as of January 19, 2023, (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”), an asset-based revolving credit facility (the “ABL Facility”). Proceeds from the ABL Facility may be used to pay fees and expenses related to the ABL Facility and to provide funding for ongoing working capital and general corporate purposes. The Credit Agreement amended, restated and superseded, and served as a replacement for, the Amended and Restated Credit Agreement, dated as of June 24, 2022, as amended, by and between the company and the Lender.

Pursuant to the Third Amendment, the term of the ABL Facility was extended for three years and matures on June 12, 2028.

Pursuant to the Credit Agreement, the ABL Facility contains the following terms:

The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $30.0 million, which may be increased upon mutual agreement by up to $10.0 million via an accordion feature, subject to the limitations described below.

On November 4, 2025 (third quarter of fiscal 2026), the company entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement that increased the aggregate amount of letters of credit that could be issued by the company from $2.0 million to $3.0 million.

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
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 5.64% and 5.78% as of May 3, 2026, and April 27, 2025, respectively.

There were $2.8 million, and $925,000 of outstanding letters of credit provided by the ABL Facility as of May 3, 2026, and April 27, 2025, respectively. As of May 3, 2026, we had $225,000 remaining for the issuance of additional letters of credit, based on an aggregate letters of credit amount not to exceed $3 million as stated in the Credit Agreement.

As of May 3, 2026, and April 27, 2025, the outstanding balances under the Credit Agreements were $7.0 million and $4.6 million, respectively, and were classified as line of credit - long-term within the Consolidated Balance Sheets.

As of May 3, 2026, our available borrowings calculated under the provisions of the Credit Agreement totaled $14.5 million.

Credit Agreements - China Operations

Agricultural Bank of China ("ABC") Agreements

Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements during fiscal 2026 and 2025. As a result, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to ABC, under a reverse factoring agreement with no recourse, and, in turn, received payments from ABC under terms that are normal and customary. Interest was charged at a fixed rate of 2.42% and 2.72% for supply chain arrangements that were entered into during fiscal 2026 and fiscal 2025, respectively. The outstanding balances of $1.9 million and $2.8 million USD were recorded within lines of credit-current in the Consolidated Balance Sheet as of May 3, 2026 and April 27, 2025, respectively.

The following summarizes the activity associated with our supply chain financing arrangements for the years ended May 3, 2026, and April 27, 2025:

(dollars in thousands)	2026	2025
Outstanding at the beginning of the year	$2,751	$—
Vendor invoices financed during the year	1,892	2,743
Vendor invoices paid during the year	(2,924)	—
Effects of foreign currency	174	8
Ending balance	$1,893	$2,751

ABC - Working Capital Loans

Executed May 2025

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.1 million USD as of

May 3, 2026), which agreements expired on dates ranging from May 7, 2026, through May 25, 2026 and were paid in full prior thereto. Interest charged under these agreements was based on rates determined by ABC (applicable interest rates ranged from 2.5% to 2.6% as of May 3, 2026). The outstanding balance associated with these agreements was $3.1 million USD and was classified as lines of credit - current within the Consolidated Balance Sheet as of May 3, 2026.

During the first quarter of fiscal 2027, we entered into new unsecured agreements totaling 21.0 million RMB ($3.1 million USD as of borrowing dates ranging from May 21, 2026 through May 26, 2026), and which agreements expire on dates ranging from May 20, 2027 through May 25, 2027. Currently, interest charged under these agreements is based on an applicable interest rate of 2.3%.

Effective March 2026

Effective March 3, 2026, we entered into an additional unsecured loan agreement totaling 29 million RMB ($4.2 million USD as of May 3, 2026), which agreement is set to expire on March 1, 2027. Interest charged under this agreement is based on an applicable interest rate of 2.4%. The outstanding balance under this agreement was $4.2 million USD and was classified as lines of credit - current within the Consolidated Balance Sheet as of May 3, 2026.

Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provided for a line of credit up to 29.0 million RMB ($4.0 million USD on March 5, 2025) that expired and was paid in full on March 3, 2026. Interest charged under this agreement was based on an applicable interest rate of 2.6%. This agreement did not have an outstanding balance as of May 3, 2026, and had a balance of $4.0 million as of April 27, 2025, which was classified within lines of credit-current in the respective Consolidated Balance Sheet.

Bank of China ("BOC") - Credit Agreements

Effective November 5, 2024, we entered into a credit agreement that provided for a 10.0 million RMB ($1.4 million USD as of November 5, 2024) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 5, 2024) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expired on November 6, 2025. Interest charged under this agreement was 2.6%.

On November 6, 2025, (third quarter of fiscal 2026), we paid in full the outstanding balance of the 10.0 million RMB ($1.4 million USD) due pursuant to the above unsecured working capital loan. Effective November 7, 2025, we entered into a new credit agreement that provides for a 10.0 million RMB ($1.5 million USD as of May 3, 2026) unsecured working capital loan and 25.0 million RMB ($3.7 million USD as of May 3, 2026) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 11, 2026. Interest is charged based on a fixed rate of 2.5%. The outstanding balance under these agreements was $1.5 million and $1.4 million USD and were classified as lines of credit-current within the Consolidated Balance Sheets as of May 3, 2026 and April 27, 2025, respectively. In addition, as of May 3, 2026, there were no outstanding letters of credit under this agreement.

China Construction Bank Corporation ("CCB") - Credit Agreement

During the third quarter of fiscal 2026, CCB approved total borrowings of 30.0 million RMB ($4.4 million USD as of May 3, 2026), which includes 20.0 million RMB ($2.9 million USD as of May 3, 2026) that can be used in the form of a working capital loan and supplier financing agreements, as well as a 10.0 million RMB ($1.5 million USD as of May 3, 2026) for letters of credit. Effective March 17, 2026, we borrowed 10.0 million RMB ($1.4 million USD as of March 17, 2026), which borrowing incurs interest based on a fixed rate of 2.3%, with the balance due on March 16, 2027. The outstanding balance under this agreement was $1.5 million as of May 3, 2026, which was classified as lines of credit - current within the Consolidated Balance Sheet.

Other

Maturity of our lines of credit for the next three years follows (with dollars in thousands): FY 2027 - $12,129; FY 2028 - $0; and FY 2029 - $7,000.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of May 3, 2026, we were in compliance with our financial covenants.

Interest paid during fiscal years 2026, 2025, and 2024 was $750,000, $258,000, and $11,000, respectively.

12. INCOME TAXES

The components of loss before income taxes are as follows:

(dollars in thousands)	2026	2025	2024
United States	$(15,081)	$(18,395)	$(18,614)
Foreign	6,796	(316)	7,844
	$(8,285)	$(18,711)	$(10,770)

Income tax expense consists of:

(dollars in thousands)	2026	2025	2024
Current income tax expense (benefit)
U.S. federal	$2	$(579)	$42
U.S. state	5	4	—
Foreign	2,056	2,310	2,620
Total current income tax expense	2,063	1,735	2,662
Deferred income tax expense (benefit)
U.S. federal	1,642	3,872	4,505
U.S. federal loss carryforwards and credits	(1,642)	(3,872)	(4,505)
U.S. state	(12)	258	229
U.S. state carryforwards	12	(258)	(229)
Foreign	(137)	(1,343)	387
Total deferred income tax (benefit) expense	$(137)	$(1,343)	$387
Total income tax expense (benefit)
U.S. federal	$1,644	$3,293	$4,547
U.S. federal loss carryforwards and credits	(1,642)	(3,872)	(4,505)
U.S. state	(7)	262	229
U.S. federal & state carryforwards and credits	12	(258)	(229)
Foreign	1,919	967	3,007
Total income tax expense	$1,926	$392	$3,049

The entire amount of income tax expense of $1.9 million, $392,000, and $3.0 million during fiscal 2026, 2025, and 2024, respectively, was allocated to loss from continuing operations.

Disaggregating Income Tax Disclosures

On December 14, 2023, the FASB issued ASU 2023-09 which applies to all entities subject to income taxes. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.

The following table reconciles the U.S. federal statutory income tax rate to the company's effective income tax rate. This reconciliation is based on the retrospective adoption of ASU 2023-09, which requires reconciling items to be presented on a quantitative basis in dollars and percentages, as well as reconciling items exceeding the disclosure threshold of 5% of the expected statutory rate presented separately.

	2026		2025		2024
	Amounts	Rate	Amounts	Rate	Amounts	Rate
U.S. federal statutory income tax rate	$(1,740)	21.0%	$(3,929)	21.0%	$(2,262)	21.0%
Domestic Federal
Change in valuation allowance	2,356	(28.4)	3,990	(21.3)	3,157	(29.3)
Stock-Based compensation	25	(0.3)	59	(0.3)	190	(1.8)
Nontaxable and nondeductible items	127	(1.5)	(2)	(0.1)	102	(0.9)
Effect of Cross-border tax laws
Global intangible low-taxed income (GILTI)	340	(4.1)	—	—	—	—
Deemed intercompany charge	261	(3.2)	—	—	—	—
Other	62	(0.7)	—	—	—	—
Domestic state income taxes, net of federal effect (1)
Change in valuation allowance	21	(0.3)	309	(1.7)	172	(1.6)
Statutory income tax rate differential	(16)	0.2	(305)	1.6	(172)	1.6
Foreign tax effects
China
Income tax effects of local currency foreign exchanges (losses) gains	(540)	6.5	97	(0.5)	386	(3.6)
Statutory income tax rate differential	134	(1.6)	223	(1.2)	246	(2.3)
Withholding taxes	114	(1.4)	477	(2.5)	711	(6.6)
Other	(1)	—	—	—	(5)	0.1
Canada
Statutory income tax rate differential	250	(3.0)	(280)	1.5	50	(0.5)
Withholding taxes	167	(2.0)	(152)	0.8	(10)	0.1
Other	5	(0.1)	46	(0.2)	1	—
Haiti
Statutory income tax rate differential	169	(2.0)	326	(1.7)	405	(3.8)
Other Foreign	(1)	—	1	—	—	—
Worldwide changes in unrecognized income tax benefits	193	(2.3)	(468)	2.5	78	(0.7)
Reported income tax expense (2) (3)	$1,926	(23.2)%	$392	(2.1)%	$3,049	(28.3)%

(1)
During fiscal 2026, state taxes in Tennessee, Kentucky, and South Carolina make up the majority (greater than 50%) of the tax effect in this category. During fiscal 2025, state taxes in Tennessee, South Carolina, and Kentucky make up the majority (greater than 50%) of the tax effect in this category. During fiscal 2024, state taxes in Tennessee, Mississippi, Georgia, and Wisconsin make up the majority (greater than 50%) of the tax effect in this category.

(2)
Our negative consolidated effective income tax rates during fiscal 2026, 2025, and 2024, were caused by the mix of earnings between our U.S. operations and foreign subsidiaries, as our taxable income stemmed from: (i) our operations located in China and from the gain on sale of Property located in Canada during fiscal 2026; (ii) our operations located in China that were partially offset by a pre-tax loss incurred in Canada due to our restructuring activities during fiscal 2025; and (iii) our operations located in both China and Canada during fiscal 2024, which such jurisdictions have higher income tax rates than the U.S. In addition, we applied a full valuation allowance against our U.S. deferred income tax assets during fiscal 2026, 2025, and 2024, respectively.

Consequently, an income tax benefit was not recognized for the pre-tax losses associated with our U.S. operations totaling $(15.1) million, $(18.4) million, and $(18.6) million that were incurred during fiscal 2026, 2025, and 2024, respectively.

(3)
Our negative consolidated effective income tax rates during fiscal 2026, 2025, and 2024 were further caused by pre-tax losses associated with our Haitian operations, which are not subject to income tax. Our Haitian operations are located in an economic zone that permits a 0% income tax rate for the first fifteen years of operations, for which we have six years remaining. As a result of the 0% income tax rate, an income tax benefit was not recognized for the pre-tax losses associated with our Haitian operations totaling $(804,000), $(1.6) million, and $(2.1) million that were incurred during fiscal 2026, 2025, and 2024, respectively.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, OBBBA was signed into law, making several provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. Such provisions included: (i) no change to the standard corporate tax rate of 21.0%; (ii) increased depreciation allowances for certain property acquired after January 19, 2025; (iii) deduction of certain U.S. research and development expenditures; (iv) limitations on the deductibility of business interest expense; and (v) modifications to GILTI and foreign-derived intangible income. Topic 740 Income Taxes, requires the income tax effects of changes in tax laws or rates to be recognized at the date of enactment. Accordingly, we evaluated the provisions of OBBBA and determined OBBBA did not have an impact on our consolidated effective income tax rate, consolidated income tax expense, or our U.S. net deferred income tax assets during fiscal 2026 due to the application of a full valuation allowance against our U.S. net deferred income tax assets described in the below section titled - U.S. Valuation Allowance.

Deferred Income Taxes - Overall

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	May 3, 2026	April 27, 2025
Deferred tax assets:
Accounts receivable	$218	$305
Inventories	2,424	2,128
Compensation	1,630	1,767
Liabilities and other	122	56
Intangible assets and goodwill	484	455
Property, plant, and equipment	183	178
Operating lease liability	338	744
Foreign income tax credits - U.S.	783	783
Loss carryforwards	24,230	22,521
Valuation allowance - U.S.	(28,680)	(26,303)
Total deferred tax assets	$1,732	$2,634

Deferred tax liabilities:
Undistributed earnings on foreign subsidiaries	$(4,883)	$(5,155)
Property, plant and equipment	(645)	(1,010)
Right of use assets	(564)	(920)
Other	(20)	(67)
Total deferred tax liabilities	(6,112)	(7,152)
Net deferred liabilities	$(4,380)	$(4,518)

As of May 3, 2026, our U.S. federal net operating loss carryforward totaled $95.9 million, with related future income tax benefits of $20.1 million. In accordance with the TCJA, U.S. federal net operating loss carryforwards generated in fiscal 2019 and after do not expire. As of May 3, 2026, all of our unused U.S. federal net operating loss carryforwards were generated during fiscal 2019 and after, and therefore, do not expire in accordance with the TCJA. As of May 3, 2026, our U.S. state net operating loss carryforwards totaled $40.3 million, with related future income tax benefits of $1.6 million, and have expiration dates ranging from fiscal year 2027 through fiscal 2046, along with certain U.S. state net operating loss carryforwards that do not expire due to conformity with U.S. federal income tax regulations. Our U.S. foreign income tax credits of $783,000 expire in fiscal 2030, which represents 10 years from when the associated earnings and profits from our foreign subsidiaries were repatriated to the U.S.

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

As of May 3, 2026, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was still required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses, in that we experienced U.S. pre-tax losses during each of the last three fiscal years. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of May 3, 2026, and April 27, 2025, valuation allowances against our U.S. net deferred income tax assets pertain to the following:

(dollars in thousands)	May 3, 2026	April 27, 2025
U.S. federal and state net deferred income tax assets	$26,350	$23,973
U.S. capital loss carryforward	2,330	2,330
	$28,680	$26,303

A summary of the change in the valuation allowances against our U.S. net deferred income tax assets follows:

(dollars in thousands)	2026	2025	2024
Beginning balance	$26,303	$22,004	$18,675
Change in valuation allowance associated with current year earnings	2,633	4,162	3,318
Change in estimate during current year	(256)	137	11
Ending balance	$28,680	$26,303	$22,004

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from our foreign subsidiaries that will not be reinvested indefinitely. As of May 3, 2026, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would be eventually distributed to our U.S. parent company. The conclusion reached from this assessment has been consistent with prior years.

As a result of the TCJA, a U.S. corporation is allowed a 100% dividend received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, we recorded a deferred income tax liability of $4.9 million and $5.2 million as of May 3, 2026, and April 27, 2025, respectively.

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

The following table sets forth the change in the company’s unrecognized income tax benefit:

(dollars in thousands)	2026	2025	2024
Beginning balance	$790	$1,258	$1,179
Increases from prior period tax positions	193	224	197
Decreases from prior period tax positions	—	(76)	(118)
Lapse of applicable statute of limitations	—	(616)	—
Ending balance	$983	$790	$1,258

As of May 3, 2026, and April 27, 2025, we had $983,000 and $790,000 of total gross unrecognized tax benefits, of which the entire amount was classified as income taxes payable - long-term in the accompanying Consolidated Balance Sheets. These unrecognized income tax benefits would favorably affect income tax expense in future periods by $983,000 and $790,000 as of May 3, 2026, and April 27, 2025, respectively.

We elected to classify interest and penalties as part of income tax expense. As of May 3, 2026, and April 27, 2025, the gross amount of interest and penalties due to unrecognized tax benefits was $255,000 and $191,000, respectively.

Our gross unrecognized income tax benefit of $983,000 as of May 3, 2026, relates to income tax positions for which significant change is currently not expected within the next year. This amount primarily relates to taxation under applicable income tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by us remain subject to examination for income tax years 2019 and subsequent. Canadian federal income tax returns filed by us remain subject to examination for income tax years 2022 and subsequent. Canadian provincial (Quebec) income tax returns filed by us remain subject to examination for income tax years 2022 and subsequent. Income tax returns associated with our operations located in China are subject to examination for income tax year 2021 and subsequent.

Income Taxes Paid

The following table sets forth income taxes paid (refunded) by jurisdiction:

(dollars in thousands)	2026	2025	2024
U.S. federal (1)	$831	$665	$499
U.S. state, income tax payments, net of refunds (2)	(4)	—	—
Foreign
China	1,143	1,785	2,317
Canada
Federal - income tax payments, net of refunds	976	(148)	391
Quebec Province - income tax payments, net of refunds	615	2	77
Total Foreign	2,734	1,639	2,785
	$3,561	$2,304	$3,284

(1)
Amounts related to U.S. federal solely relate to transition tax payments made in accordance with the TCJA.

(2)
U.S. state net income tax refunds totaling $4,000 represent the entire amount of U.S state net income tax refunds during fiscal 2026 and no individual U.S. state jurisdictions exceeded the required 5% of total income tax paid disclosure threshold.

13. LEASES

Leases

Overview

We leased manufacturing facilities, showroom and office space, distribution centers, and equipment under operating leases. Our operating leases have remaining lease terms of one to six years, with renewal options for additional periods ranging up to twelve years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of May 3, 2026, and April 27, 2025, are as follows:

(dollars in thousands)	May 3, 2026	April 27, 2025
Right of use assets	$2,984	$5,908
Operating lease liability - current	956	2,394
Operating lease liability – long-term	1,027	2,535

Supplemental Cash Flow Information

(dollars in thousands)	2026	2025	2024
Operating lease liability payments	$2,084	$2,391	$2,663
Right of use assets exchanged for lease liabilities	—	2,837	978

Operating lease costs were $2.2 million, $2.9 million, and $3.1 million during fiscal 2026, 2025, and 2024, respectively. Short-term lease costs were $182,000, $13,000, and $34,000 during fiscal 2026, 2025, and 2024, respectively. Variable lease expense was immaterial for each of fiscal 2026, 2025, and 2024.

As of May 3, 2026, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	3.4 years
Weighted average discount rate	5.53%

As of April 27, 2025, the weighted average remaining lease term and discount rate for our operating leases follows:

Weighted average lease term	2.9 years
Weighted average discount rate	5.55%

Other Information

Maturity of our operating lease liabilities for the next five fiscal years and thereafter follows:

(dollars in thousands)	Amount
2027	$995
2028	388
2029	227
2030	229
2031	229
Thereafter	116
2,184
Less: interest	(201)
Present value of lease liabilities	$1,983

14. COMMITMENTS AND CONTINGENCIES

Tariff Refunds

During fiscal 2025 and early fiscal 2026, the company incurred import duties under tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled that such tariffs were not authorized, and on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA.

As of May 3, 2026, the company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT. The company estimated the total potential recovery to be approximately $7.0 million, which recovery remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection. Accordingly, this potential recovery was considered a gain contingency in accordance with ASC Topic 450, and therefore the company did not recognize a receivable related to potential tariff refunds as of May 3, 2026.

During the first quarter of fiscal 2027, the company received the entire $7.0 million in cash proceeds representing a final approval of these tariff refund claims. The $7.0 million is expected to be recognized as a credit to inventory for inventory that is on hand and within cost of sales for inventory that has been sold during the first quarter fiscal 2027 Consolidated Balance Sheet and Consolidated Statement of Net Income (Loss), respectively.

Legal Matters

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that these actions, when ultimately concluded or settled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

During the third quarter of fiscal 2026, the company received $1.0 million in cash proceeds in connection with the resolution of a legal matter. The $1.0 million was classified within other expense, net in the fiscal 2026 Consolidated Statement of Net Loss.

Accounts Payable – Capital Expenditures

As of May 3, 2026, and April 27, 2025, we had total amounts due regarding capital expenditures totaling $236,000 and $23,000, respectively, which pertained to outstanding vendor invoices, none of which were financed.

Purchase Commitments - Capital Expenditures

As of May 3, 2026, and April 27, 2025, we had open purchase commitments to acquire equipment for our bedding operations totaling $352,000 and $117,000, respectively.

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

As of May 3, 2026, there were 387,293 shares available for future equity-based grants under the company’s Amended and Restated Plan.

Time-Based Restricted Stock Awards

The following table summarizes the time-based restricted stock unit activity during fiscal years 2026, 2025, and 2024:

	2026	2025	2024
	Shares	Shares	Shares
Outstanding at beginning of year	262,148	308,927	285,826
Granted	96,235	91,629	174,754
Vested (1)	(119,933)	(103,320)	(151,653)
Forfeited	(26,689)	(35,088)	—
Outstanding at end of year	211,761	262,148	308,927

(1) During fiscal 2026, 119,933 time-based restricted stock units vested at an aggregate fair value of $532,000, or $4.44 per share. During fiscal 2025, 103,320 time-based restricted stock units vested at an aggregate fair value of $581,000, or $5.63 per share. During fiscal 2024, 151,653 time-based restricted stock vested at an aggregate fair value of $857,000, or $5.65 per share.

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with certain senior executives and key members of management during fiscal years 2026, 2025, and 2024:

	Time-Based	(1)
	Restricted Stock	Price	Vesting
Date of Grant	Units Awarded	Per Share	Period
September 25, 2025 (3)	80,335	$4.17	1 year
August 7, 2025 (2)	15,900	$4.23	3 years
January 6, 2025 (2)	21,506	$5.69	3 years
September 26, 2024 (3)	46,823	$5.98	1 year
August 8, 2024 (2)	23,300	$4.65	3 years
January 8, 2024 (2)	14,758	$5.61	31 months
September 28, 2023 (2)	100,067	$5.59	34 months
September 28, 2023 (3)	59,929	$5.59	1 year

(1)
Price per share represents the closing price of our common stock on the date the respective award was granted.
(2)
Time-based restricted stock units awarded to senior executives and key employees.
(3)
Time-based restricted stock units award to outside directors.

Overall

We recorded compensation expense of $550,000, $644,000, and $823,000 within selling, general, and administrative expense for time-based restricted stock units during fiscal 2026, 2025, and 2024, respectively.

As of May 3, 2026, the remaining unrecognized compensation cost related to our time-based restricted stock units was $291,000, which is expected to be recognized over a weighted average vesting period of 1 year. As of May 3, 2026, our time-based restricted stock unit awards that were expected to vest had a fair value totaling $720,000.

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

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024, January 8, 2024, and September 28, 2023:

	August 8,	January 8,	September 28,
	2024	2024	2023
Closing price of our common stock	$4.65	$5.61	$5.59
Expected volatility of our common stock	35.0%	33.5%	37.3%
Expected volatility of peer companies	22.6% - 104.0%	33.7% - 102.6%	35.7% - 91.5%
Risk-free interest rate	3.90%	4.30%	4.90%
Dividend yield	0.00%	0.00%	0.00%
Correlation coefficient of peer companies	(0.01) - 0.17	0.01 - 0.21	0.01 - 0.21

Overall

The following table summarizes information related to our grants of performance-based restricted stock units to our senior executives that were unvested as of May 3, 2026:

	(1)	(2)
	Performance-Based	Restricted Stock
	Restricted Stock	Units Expected
Date of Grant	Units Awarded	to Vest	Price Per Share		Vesting Period
August 7, 2025	298,909	59,782	$4.23	(3)	3 years
August 8, 2024	488,377	—	$5.35	(4)	3 years
January 8, 2024	8,199	4,238	$6.23	(5)	31 months
September 28, 2023	—	—	$6.43	(6)	34 months

(1)
Amounts represent the maximum number of common stock shares that could be earned if certain performance targets are met as defined in the related restricted stock unit award agreements as of the date of grant.
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of May 3, 2026.
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

There were no performance-based restricted stock units that vested during fiscal 2026, 2025, or 2024.

We recorded compensation expense totaling $75,000, $6,000, and $8,000, within selling, general, and administrative expense for performance-based restricted stock units during fiscal years 2026, 2025, and 2024, respectively. As of May 3, 2026, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $191,000, which is expected to be recognized over a weighted average vesting period of 2.2 years. As of May 3, 2026, performance-based restricted stock units that are expected to vest had a fair value of $218,000.

Immediately Vested Common Stock Awards - Board of Directors

No immediately vested common stock awards were granted to our board of directors during fiscal 2026 and fiscal 2025, respectively.

On July 3, 2023 (first quarter of fiscal 2024), we granted a total of 16,616 shares of common stock to certain outside directors. These shares of common stock vested immediately and were measured at $5.04 per share, which represents the closing price of the company's common stock at the date of grant. We recorded compensation expense totaling $84,000 within selling, general, and administrative expense related to these common stock awards during fiscal 2024.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each reporting period based on various factors, and it is possible that an asset or liability may be classified differently from reporting period to reporting period. However, we expect that changes in classifications between different levels will be rare.

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of May 3, 2026, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$4,352	N/A	N/A	$4,352
Growth Allocation Mutual Funds	991	N/A	N/A	991
S&P 500 Index Fund	443	N/A	N/A	443
Lord Abbett Bond Debenture Fund	397	N/A	N/A	397
Other	285	N/A	N/A	285

	Fair value measurements as of April 27, 2025, using:
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,682	N/A	N/A	$5,682
Growth Allocation Mutual Funds	808	N/A	N/A	808
S&P 500 Index Fund	275	N/A	N/A	275
Lord Abbett Bond Debenture Fund	11	N/A	N/A	11
Other	271	N/A	N/A	271

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.

Weighted-average number of shares used in the computation of both basic and diluted net loss per share were 12,630,000, 12,525,000, and 12,432,000 for fiscal years 2026, 2025, and 2024, respectively.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

(in thousands)	2026	2025	2024
Antidilutive effect from decrease in the price per share of our common stock	—	—	—
Antidilutive effect from net loss incurred during the fiscal year	128	145	144
Total unvested shares of common stock not included in computation of diluted net loss per share	128	145	144

18. BENEFIT PLANS

Defined Contribution Plans

We have defined contribution plans that cover substantially all employees and allow participants to contribute on a pre-tax basis, along with matching contributions by the company for its U.S. and, before it was closed our Canadian operations. Our contributions to these plans were $1.0 million, $1.1 million, and $1.2 million during fiscal years 2026, 2025, and 2024, respectively.

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

Our contributions to the Plan were $206,000, $206,000, and $229,000 during fiscal years 2026, 2025, and 2024, respectively. Our non-qualified deferred compensation plan liability was $6.5 million and $7.0 million as of May 3, 2026, and April 27, 2025, respectively.

We have a rabbi trust (the “Trust”) to set aside funds for the participants of the Plan that enables the participants to direct their contributions to various investment options in the Plan. The investment options in the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency, as defined in the Plan.

The investment assets of the Trust are recorded at their fair value of $6.5 million and $7.0 million as of May 3, 2026, and April 27, 2025, respectively. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in accumulated other comprehensive income.

19. SEGMENT INFORMATION

During the first quarter of fiscal 2026, we renamed our two reportable segments to better reflect our product offerings. Our former mattress fabrics segment is now known as the bedding segment and our former upholstery fabrics segment is now known as the upholstery segment. The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers.

In addition, the upholstery segment includes Read, a wholly-owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility in Burlington, North Carolina and a leased facility in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. See Note 10 to the consolidated financial statements for further details regarding this strategic transformation initiative.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g. restructuring activities), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (i.e., restructuring related charges and credits), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Net Sales Geographic Concentration

Net sales denominated in U.S. dollars accounted for 94%, 92%, and 92% of total consolidated net sales in fiscal 2026, 2025, and 2024, respectively. International sales accounted for 31%, 33%, and 32% of net sales during fiscal 2026, 2025, and 2024, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2026	2025	2024
North America (excluding USA) (1)	$31,544	$32,912	$29,357
Far East and Asia (2)	28,963	30,586	36,334
All Other Areas	3,039	6,026	6,011
	$63,546	$69,524	$71,702

(1)
Of this amount, $28.7 million, $28.8 million, and $25.1 million are attributable to shipments to Mexico in fiscal 2026, 2025, and 2024, respectively.
(2)
Of this amount $12.6 million, $16.0 million, and $18.3 million are attributable to shipments within China in fiscal 2026, 2025, and 2024, respectively.

Sales attributed to individual countries are based upon the location to which the company ships its products for delivery to customers.

Customer Concentration

One customer within the upholstery segment represented 12%, 11%, and 12% of consolidated net sales during fiscal 2026, 2025, and 2024, respectively. No customers within the upholstery segment accounted for greater than 10% of consolidated accounts receivable, net as of May 3, 2026, and April 27, 2025.

No customers within the bedding segment represented greater than 10% of consolidated net sales during fiscal 2026 or 2024. One customer within the bedding segment represented 11% of consolidated net sales during fiscal 2025. No customers within the bedding segment accounted for greater than 10% of consolidated accounts receivable, net as of May 3, 2026, and April 27, 2025.

Financial Information

Statements of operations for our segments follow:

(dollars in thousands)	2026	2025	2024
Net sales by segment:
Bedding	$116,593	$113,906	$116,370
Upholstery	86,889	99,331	108,963
Net sales	$203,482	$213,237	$225,333
Cost of sales by segment:
Bedding	$105,889	$105,970	$110,081
Upholstery	71,502	80,579	87,273
Total segment cost of sales	177,391	186,549	197,354
Restructuring related charge (1) (2) (3)	931	1,621	40
Cost of sales	$178,322	$188,170	$197,394
Gross profit:
Bedding	$10,704	$7,936	$6,289
Upholstery	15,387	18,752	21,690
Total segment gross profit	26,091	26,688	27,979
Restructuring related charge (1) (2) (3)	(931)	(1,621)	(40)
Gross profit	$25,160	$25,067	$27,939
Selling, general, and administrative expenses	(34,668)	(35,705)	(38,611)
Restructuring credit (expense) (1) (2) (3)	2,323	(7,739)	(636)
Loss from operations	$(7,185)	$(18,377)	$(11,308)
Interest expense	(759)	(231)	(11)
Interest income	1,073	915	1,174
Other expense	(1,414)	(1,018)	(625)
Loss before income taxes	$(8,285)	$(18,711)	$(10,770)
(1)
During fiscal 2026, we incurred a restructuring related charge of $931,000, which represented losses on the disposal, valuation, and markdowns of inventory related to the consolidation of our North American bedding operations, as well as the consolidation of certain facilities related to transforming our operating model to one integrated Culp branded business to reduce fixed costs and enhance operating efficiency. During fiscal 2026, we recorded a restructuring credit of $2.3 million which includes a gain from the sale of the manufacturing facility located in Quebec, Canada totaling $4.0 million, partially offset by charges related to transforming our operating model and the consolidation of certain facilities to reduce fixed costs.
(2)
During fiscal 2025, we incurred a restructuring related charge and restructuring expense of $1.6 million and $7.7 million, respectively, which mostly related to the closure of the bedding manufacturing facility located in Quebec, Canada, and the consolidation of our North American bedding manufacturing operations, as well as initial costs related to transforming our operating model and the consolidation of certain facilities to further reduce fixed costs.
(3)
During fiscal 2024, we incurred a restructuring related charge and restructuring expense of $40,000 and $636,000, respectively, which related to the discontinuation of production of cut and sewn upholstery kits at the company's facility in Ouanaminthe, Haiti, and the closure of the upholstery finishing operation located in Shanghai, China during the fourth quarter.

See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

Balance sheet information for our segments follow:

(dollars in thousands)	May 3, 2026	April 27, 2025
Segment assets
Bedding:
Accounts receivable	$10,657	$10,576
Inventory	31,757	33,293
Property, plant, and equipment (1) (2)	19,755	23,259
Assets held for sale (3)	—	2,177
Right of use assets (4)	—	125
Total bedding assets	62,169	69,430

Upholstery:
Accounts receivable	9,712	11,268
Inventory	15,737	16,016
Property, plant, and equipment (5) (6)	708	1,010
Right of use assets (7) (8)	496	2,678
Total upholstery assets	26,653	30,972
Total segment assets	88,822	100,402

Non-segment assets:
Cash and cash equivalents	8,273	5,629
Short-term investments – rabbi trust	1,477	1,325
Short-term note receivable	297	280
Current income taxes receivable	142	—
Other current assets	2,645	2,970
Long-term note receivable	885	1,182
Deferred income taxes	503	637
Property, plant, and equipment (9)	550	567
Right of use assets (10)	2,488	3,105
Intangible assets	355	960
Long-term investments - rabbi trust	4,991	5,722
Other assets	562	591
Total assets	$111,990	$123,370

(1)
The $19.8 million as of May 3, 2026, represents property, plant, and equipment of $18.9 million, and $825,000 located in the U.S. and Haiti, respectively.
(2)
The $23.3 million as of April 27, 2025, represents property, plant, and equipment of $22.3 million and $955,000 located in the U.S. and Haiti, respectively.
(3)
The $2.2 million as of April 27, 2025, represents assets held for sale related to the Property located in Quebec, Canada. See Notes 7, 8, and 10 to the consolidated financial statements regarding the sale of the Property located in Quebec, Canada.
(4)
The $125,000 as of April 27, 2025, represents right of use assets located in Haiti.
(5)
The $708,000 as of May 3, 2026, represents property, plant, and equipment of $642,000, $37,000, and $29,000 located in the U.S., Vietnam, and Haiti, respectively.
(6)
The $1.0 million as of April 27, 2025, represents property, plant, and equipment of $940,000 and $70,000 located in the U.S. and China, respectively.
(7)
The $496,000 as of May 3, 2026, represents right of use assets of $421,000 and $75,000 located in China and the U.S., respectively.
(8)
The $2.7 million as of April 27, 2025, represents right of use assets of $1.7 million and $1.0 million located in China and the U.S., respectively.

(9)
The $550,000 as of May 3, 2026, and $567,000 as of April 27, 2025, represent property, plant, and equipment located in the U.S.
(10)
The $2.5 million as of May 3, 2026, and $3.1 million as of April 27, 2025, represent right of use assets located in the U.S.

Capital expenditures and depreciation expense information for our segments follow:

(dollars in thousands)	2026	2025	2024
Capital expenditures (1):
Bedding	$539	$1,550	$3,474
Upholstery	132	285	271
Non-segment	138	792	255
Total capital expenditures	$809	$2,627	$4,000

Depreciation expense
Bedding	$3,292	$4,361	$5,241
Upholstery	155	174	187
Selling, general, and administrative	658	905	1,093
Total depreciation expense	4,105	5,440	6,521
Accelerated depreciation expense (2) (3)	112	1,339	—
Total	$4,217	$6,779	$6,521

(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

(2)
During fiscal 2026, accelerated depreciation expense totaling $112,000 related to the upholstery segment and was classified within restructuring credit in the fiscal 2026 Consolidated Statement of Net Loss. Accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to the manufacturing and distribution center located in Stokesdale, North Carolina.

(3)
During fiscal 2025, accelerated depreciation expense totaling $1.3 million related to the bedding segment and was classified within restructuring expense in the fiscal 2025 Consolidated Statement of Net Loss. Accelerated depreciation expense related to shortening of useful lives of equipment associated with the closure of our bedding operation located in Quebec, Canada.

20. STATUTORY RESERVES

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of May 3, 2026, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 3, 2026, the company’s statutory surplus reserve was $4.3 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

During fiscal 2026, 2025, and 2024, we did not repurchase any shares of our common stock. As of May 3, 2026, $3.2 million was available for additional repurchases of our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 3, 2026, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 3, 2026. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 3, 2026.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 3, 2026, April 27, 2025, and April 28, 2024, which are included in Item 8. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

During the quarter ended May 3, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended May 3, 2026, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "Non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors, and Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Insider Trading Policy,” and “Board Committees and Attendance – Audit Committee,” which information is herein incorporated by reference.

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

The following table sets forth information as of the end of fiscal 2026 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2) (3)	1,007,246	$—	387,293
Equity compensation plans not approved by security holders	—	—	—
Total	1,007,246	$—	387,293

(1) The total 1,007,246 in column (a) represents 795,485 and 211,761 of performance-based and time-based restricted stock units, respectively. The 797,485 performance-based restricted stock unit awards included in this amount represents the maximum number of common stock shares with remaining performance periods that could be issued if certain performance targets are met, of which 64,020 common stock shares are expected to vest based on estimated operating performance relative to pre-established targets. The 211,761 time-based restricted stock unit awards included in this amount represents the number of shares to be issued upon completion of the time-based vesting period for such restricted stock units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants' fees and services is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption “Fees Paid to Independent Auditors,” which information is herein incorporated by reference.

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

3(ii)

Amended and Restated Bylaws of the company, amended effective September 26, 2024, were filed as Exhibit 3.1 to the company's Form 8-K dated September 27, 2024 (Commission File No. 001-12597), and is incorporated herein by reference.

4.1*	Description of Capital Stock of the company
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

10.3

Second Amendment to Second Amended and Restated Credit Agreement dated as of April 8, 2024, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender, was filed as exhibit 10.3 to the company's Form 10-K filed July 12, 2024 (Commission File No. 001-12597), and is incorporated herein by reference.

10.4

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 12, 2025, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender, was filed as Exhibit 10.1 to the company's Form 8-K filed June 16, 2025 (Commission File No. 001-12597), and is incorporated by reference.

10.5

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2025, by and among Culp, Inc., as Borrower, Read Window Products, LLC and Culp Fabrics Global, LLC, as Guarantors, and Wells Fargo Bank, National Association, as Lender, was filed as Exhibit 10.1 to the company’s Form 10-Q filed March 13, 2026 (Commission File No. 001-12597), and is incorporated by reference.

10.6+	Culp, Inc. 2015 Equity Incentive Plan, filed as Annex A to the company's 2015 Proxy Statement, filed on August 12, 2015 (Commission File No. 001-12597), and incorporated herein by reference.
10.7+

Culp, Inc. Amended and Restated Equity Incentive Plan, filed as Appendix B to the company's 2023 Proxy Statement, filed on August 24, 2023 (Commission File No. 001-12597), and incorporated herein by reference.

10.8+	Form of annual incentive award agreement was filed as Exhibit 10.3 to the company’s Form 10-Q dated December 12, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.
10.9+

Form of Restricted Stock Unit agreement for time-based and performance-based restricted stock units granted to executive officers pursuant to the Culp, Inc., Amended and Restated Equity Incentive Plan (revised 2023) was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 8, 2023 (Commission File No. 001-12597), and is incorporated herein by reference.

10.10+

Form of Restricted Stock Unit Award Agreement for performance-based restricted stock units granted to executive officers pursuant to the Amended and Restated Equity Incentive Plan (revised 2024), was filed as Exhibit 10.2 to the company’s Form 10-Q dated December 6, 2024 (Commission File No. 001-12597), and is incorporated herein by reference.

10.11+

Form of Restricted Stock Unit Award Agreement for time-based restricted stock units granted to executive officers pursuant to the Amended and Restated Equity Incentive Plan (revised 2025), was filed as Exhibit 10.4 to the company's Form 10-Q dated December 12, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.

10.12+

Form of Restricted Stock Unit Award Agreement for restricted stock units granted to non-employee directors pursuant to the Amended and Restated Equity Incentive Plan (revised 2025), was filed as Exhibit 10.2 to the company's Form 10-Q dated December 12, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.

10.13+

Form of Long-Term Incentive Award Agreement for performance-based restricted stock units granted to executive officers pursuant to the Amended and Restated Equity Incentive Plan, was filed as Exhibit 10.1 to the company's Form 10-Q dated December 12, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.

10.14+

Amended and Restated Deferred Compensation Plan For Certain Key Employees was filed as Exhibit 10.1 to the company's Form 10-Q dated March 7, 2014 (Commission File No. 001-12597), and is incorporated herein by reference.

10.15+

Amendment No. 1 to Amended and Restated Deferred Compensation Plan for Certain Key Employees, was filed as Exhibit 10.2 to the company's Form 10-K dated July 17, 2015 (Commission File No. 001-12597), and is incorporated herein by reference.

10.16+

Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q dated December 12, 2007 (Commission File No. 001-12597) and is incorporated herein by reference.

10.17+

Form of Director and Officer Indemnification Agreement. This agreement was filed as Exhibit 10.1 to the company's Form 8-K dated August 14, 2024 (Commission File No. 001-12597), and is incorporated herein by reference.

10.18

Cooperation Agreement, effective as of June 17, 2024, between Culp, Inc. and certain investors specified therein was filed as Exhibit 10.1 to the company's Form 8-K dated June 17, 2024 (Commission File No. 001-12597), and is incorporated herein by reference.

10.19

Cooperation Agreement, effective as of June 6, 2025, between Culp, Inc. and certain investors specified therein was filed as Exhibit 10.1 to the company's Form 8-K dated June 10, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.

19

Culp, Inc. Policy on Confidential Information and Trading of Securities was filed as Exhibit 19 to the company's Form 10-K dated July 11, 2025 (Commission File No. 001-12597), and is incorporated herein by reference.

21*	List of subsidiaries of the company
23*	Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 333-207195 and 333-274720).
24(a)*	Power of Attorney of J. Douglas Collier, dated July 6, 2026
24(b)*	Power of Attorney of Kimberly B. Gatling, dated July 6, 2026
24(c)*	Power of Attorney of Lynn D. Heatherton, dated July 6, 2026
24(d)*	Power of Attorney of Fred A. Jackson, dated July 6, 2026
24(e)*	Power of Attorney of Franklin N. Saxon, dated July 6, 2026
24(f)*	Power of Attorney of William L. Tyson, dated July 6, 2026
24(g)*	Power of Attorney of Mark Wilson, dated July 6, 2026
31(a)*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(a)*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32(b)*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97	Culp, Inc. Dodd-Frank Clawback Policy, was filed as exhibit 97 to the company's Form 10-K filed July 12, 2024, and is incorporated herein by reference.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Items marked with an asterisk are filed herewith.

+ Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of July 2026.

CULP, INC.
By	/s/	Robert G. Culp, IV
Robert G. Culp, IV
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of July 2026.

/s/	Robert G. Culp, IV_________________________________	Kimberly B. Gatling*_______________________________
	Robert G. Culp, IV	Kimberly B. Gatling
	Chief Executive Officer and Director	(Director)
(principal executive officer)

	Franklin N. Saxon*	Lynn D. Heatherton *
	Franklin N. Saxon	Lynn D. Heatherton
	(Chairman of the Board of Directors)	(Director)

	Fred A. Jackson*	William L. Tyson*
	Fred A. Jackson	William L. Tyson
	(Lead Independent Director)	(Director)

	J. Douglas Collier *	Mark Wilson*
	J. Douglas Collier	Mark Wilson
	(Director)	(Director)

/s/	Kenneth R. Bowling
Kenneth R. Bowling
Chief Financial Officer
(principal financial officer and principal accounting officer)

* By /s/ Kenneth R. Bowling

Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.