Form 10-Q
period 2026-08-02
CULP INC
filed 2026-09-11
CIK 723603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2026

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

Common shares outstanding as of September 9, 2026: 12,735,324

Par Value: $0.05 per share

INDEX TO FORM 10-Q

For the period ended August 2, 2026

Item 1: Financial Statements

CULP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 2, 2026, AND AUGUST 3, 2025

UNAUDITED

(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	August 2,	August 3,
	2026	2025
Net sales	$53,973	$50,691
Cost of sales	(38,595)	(43,463)
Gross profit	15,378	7,228
Selling, general and administrative expenses	(8,709)	(9,119)
Restructuring credit	—	3,508
Income from operations	6,669	1,617
Interest expense	(155)	(183)
Interest income	134	235
Other income (expense)	201	(531)
Income before income taxes	6,849	1,138
Income tax expense	(868)	(1,369)
Net income (loss)	$5,981	$(231)

Net income (loss) per share - basic	$0.47	$(0.02)
Net income (loss) per share - diluted	$0.47	$(0.02)
Average shares outstanding, basic	12,673	12,570
Average shares outstanding, diluted	12,821	12,570

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 2, 2026, AND AUGUST 3, 2025

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 2,	August 3,
	2026	2025
Net income (loss)	$5,981	$(231)
Unrealized holding gain on investments, net of tax
Unrealized gain on investments	35	142
Reclassification adjustment for realized gain included in net income	(9)	—
Unrealized holding gain on investments, net of tax	26	142
Comprehensive income (loss)	$6,007	$(89)

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 2, 2026, AUGUST 3, 2025, AND MAY 3, 2026

UNAUDITED

(Amounts in Thousands)

	August 2,	August 3,	* May 3,
	2026	2025	2026
Current assets
Cash and cash equivalents	$10,235	$11,094	$8,273
Short-term investments - rabbi trust	1,524	1,395	1,477
Accounts receivable, net	20,275	18,382	20,369
Inventories	42,253	50,109	47,494
Short-term notes receivable	328	5,104	297
Current income taxes receivable	—	—	142
Assets held for sale	—	40	—
Other current assets	4,138	2,767	2,645
Total current assets	78,753	88,891	80,697

Property, plant & equipment, net	20,188	23,552	21,013
Right of use assets	2,642	5,162	2,984
Intangible assets	323	865	355
Long-term investments - rabbi trust	4,757	5,715	4,991
Long-term notes receivable	788	1,078	885
Deferred income taxes	507	475	503
Other assets	528	676	562
Total assets	$108,486	$126,414	$111,990

Current liabilities
Lines of credit - current	$13,324	$11,120	$12,129
Accounts payable - trade	22,488	24,319	25,730
Accounts payable - capital expenditures	8	8	236
Operating lease liability - current	765	2,209	956
Deferred compensation - current	1,524	1,395	1,477
Deferred revenue	203	485	281
Accrued expenses	4,946	5,850	4,103
Accrued restructuring	10	105	47
Income taxes payable - current	209	2,412	—
Total current liabilities	43,477	47,903	44,959

Line of credit - long-term	—	7,025	7,000
Operating lease liability - long-term	916	1,995	1,027
Income taxes payable - long-term	1,048	841	983
Deferred income taxes	4,044	5,302	4,883
Deferred compensation - long-term	4,800	5,701	4,991
Total liabilities	54,285	68,767	63,843
Commitments and Contingencies (Notes 11, 17, and 18)
Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000 shares, no shares issued and outstanding as of August 2, 2026, August 3, 2025, and May 3, 2026	—	—	—
Common stock, $0.05 par value, authorized 40,000,000 shares, issued and outstanding 12,720,717 at August 2, 2026; 12,605,306 at August 3, 2025 and 12,662,784 at May 3, 2026	636	630	633
Capital contributed in excess of par value	46,177	45,683	46,133
Accumulated earnings	7,043	11,042	1,062
Accumulated other comprehensive income	345	292	319
Total shareholders' equity	54,201	57,647	48,147
Total liabilities and shareholders' equity	$108,486	$126,414	$111,990

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 2, 2026, AND AUGUST 3, 2025

UNAUDITED

(Amounts in Thousands)

	THREE MONTHS ENDED
	August 2,	August 3,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,981	$(231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	911	1,111
Non-cash inventory charge (credit)	745	(67)
Amortization	29	95
Stock-based compensation	150	156
Deferred income taxes	(843)	309
Gain on sale of equipment	—	(9)
Realized gain on sale of investments (rabbi trust)	(9)	—
Non-cash restructuring credit	—	(3,664)
Foreign currency exchange loss	360	122
Changes in assets and liabilities:
Accounts receivable	113	3,482
Inventories	4,542	(683)
Other current assets	(1,485)	212
Other assets	13	13
Accounts payable – trade	(3,400)	(3,126)
Deferred revenue	(78)	63
Accrued restructuring	(37)	(506)
Accrued expenses and deferred compensation	724	1,016
Income taxes	386	1,012
Net cash provided by (used in) operating activities	8,102	(695)
Cash flows from investing activities:
Capital expenditures	(314)	(179)
Proceeds from the sale of property, plant, and equipment	—	966
Proceeds from notes receivable	90	120
Proceeds from the sale of investments (rabbi trust)	313	237
Purchase of investments (rabbi trust)	(91)	(158)
Net cash (used in) provided by investing activities	(2)	986
Cash flows from financing activities:
Proceeds from lines credit	6,122	5,886
Payments on lines of credit	(12,085)	(552)
Payment of debt issuance costs	—	(120)
Common stock surrendered for withholding taxes payable	(103)	(60)
Net cash (used in) provided by financing activities	(6,066)	5,154
Effect of foreign currency exchange rate changes on cash and cash equivalents	(72)	20
Increase in cash and cash equivalents	1,962	5,465
Cash and cash equivalents at beginning of year	8,273	5,629
Cash and cash equivalents at end of period	$10,235	$11,094

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 2, 2026

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 3, 2026 *	12,662,784	$633	$46,133	$1,062	$319	$48,147
Net income	—	—	—	5,981	—	5,981
Stock-based compensation	—	—	150	—	—	150
Unrealized gain on investments	—	—	—	—	26	26
Common stock issued in connection with the vesting of time-based restricted stock units	79,777	4	(4)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(21,844)	(1)	(102)	—	—	(103)
Balance, August 2, 2026	12,720,717	$636	$46,177	$7,043	$345	$54,201

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 3, 2025

UNAUDITED

(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, April 27, 2025 *	12,559,129	$628	$45,589	$11,273	$150	$57,640
Net loss	—	—	—	(231)	—	(231)
Stock-based compensation	—	—	156	—	—	156
Unrealized gain on investments	—	—	—	—	142	142
Common stock issued in connection with the vesting of time-based restricted stock units	59,352	3	(3)	—	—	—
Common stock surrendered in connection with payroll withholding taxes	(13,175)	(1)	(59)	—	—	(60)
Balance, August 3, 2025	$12,605,306	$630	$45,683	$11,042	$292	$57,647

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Culp, Inc. and its majority-owned subsidiaries (the “company”) include all adjustments that are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements that are included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2026, for the fiscal year ended May 3, 2026.

The company's three months ended August 2, 2026, and August 3, 2025, represent 13-week and 14-week periods, respectively.

2. Significant Accounting Policies

As of August 2, 2026, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year then ended May 3, 2026.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements during the first quarter of fiscal 2027.

Recently Issued Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision usefulness of expense disclosures in response to investors' requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity's performance and cost structure. The amendments improve disclosure requirements in the notes to the financial statements for specific expense categories including: (i) inventory purchases, (ii) employee compensation, (iii) depreciation, and (iv) intangible asset amortization, as well as (v) the total amount of selling expenses, and in annual reporting periods, the entity's definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, (i.e., our fiscal 2028 annual report) and interim reporting periods beginning after December 15, 2027 (i.e., first quarter of fiscal 2029 interim report). Early adoption is permitted. The company is currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

3. Allowance for Doubtful Accounts

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Beginning balance	$589	$651
Provision for bad debts	4	65
Write-offs, net of recoveries	(1)	7
Ending balance	$592	$723

As of August 2, 2026, and August 3, 2025, we assessed the credit risk of our customers within our accounts receivable portfolio. Our risk assessment includes the respective customers’: (i) financial position; (ii) past payment history; (iii) management’s general ability to operate its business; and (iv) historical loss experience; as well as any other ongoing economic conditions. After our risk assessment was completed, we assigned credit grades to our customers, which, in turn, were used to determine our allowance for doubtful accounts totaling $592,000 and $723,000 as of August 2, 2026, and August 3, 2025, respectively.

4. Revenue from Contracts with Customers

Nature of Performance Obligations

Our operations are classified into two business segments: bedding and upholstery. The bedding segment manufactures, sources, and sells fabrics and mattress covers primarily to bedding manufacturers. The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers.

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

We elected the practical expedient to not adjust the transaction price for the effects of a significant financing component because the performance obligation is part of a contract that has an original expected duration of one year or less. We did not disclose the value of unsatisfied performance obligations as substantially all of any unsatisfied performance obligations as of August 2, 2026, will be satisfied within one year or less.

There were no contract assets recognized as of August 2, 2026 or August 3, 2025.

A summary of the activity associated with deferred revenue follows:

	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Beginning balance	$281	$422
Revenue recognized on contract liabilities	(187)	(564)
Payments received for services not yet rendered	109	627
Ending balance	$203	$485

As of August 2, 2026, deferred revenue of $203,000 pertained to upfront customer deposits associated with customized fabrication and installation services. As of August 3, 2025, deferred revenue of $485,000 pertained to: (i) upfront customer deposits associated with customized fabrication and installation services relating to Read totaling $422,000; and (ii) an upfront license fee paid to us for the licensing of a certain trademark to be used by an upholstery customer totaling $63,000.

Revenue recognized during the three-month periods ended August 2, 2026 and August 3, 2025, that was included in the deferred revenue balance at the beginning of each period was $187,000 and $437,000, respectively.

Disaggregation of Revenue

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended August 2, 2026:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$31,750	$21,119	$52,869
Services transferred over time	—	1,104	1,104
Total net sales	$31,750	$22,223	$53,973

The following table presents our disaggregated revenue by segment, timing of revenue recognition, and product sales versus services rendered for the three-month period ended August 3, 2025:

(dollars in thousands)	Bedding	Upholstery	Total
Products transferred at a point in time	$28,046	$20,774	$48,820
Services transferred over time	—	1,871	1,871
Total net sales	$28,046	$22,645	$50,691

5. Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Raw materials	$5,389	$5,698	$5,573
Work-in-process	1,892	3,374	1,989
Finished goods	34,972	41,037	39,932
Total inventories	$42,253	$50,109	$47,494

6. Intangible Assets

A summary of intangible assets follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Customer relationships, net	$191	$659	$204
Non-compete agreement, net	132	206	151
Total intangible assets	$323	$865	$355

Customer Relationships

A summary of the change in the carrying amount of our customer relationships follows:

	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Beginning balance	$204	$734
Amortization expense	(13)	(75)
Ending balance	$191	$659

During the three-month period ended August 2, 2026, our customer relationships related to our bedding segment were amortized on a straight-line basis over a useful life of 17 years. During the three-month period ended August 3, 2025, our customer relationships related to our bedding segment and Read were amortized on a straight-line basis over useful lives of 17 and nine years, respectively.

As of February 1, 2026 (third quarter of fiscal 2026), management performed a qualitative assessment of Read's customer relationships, as certain indicators of impairment existed, and accordingly, we believed it was more-likely-than-not the fair value of Read's customer relationships were less than its carrying amount. Management's conclusion was based on a significant decline in net sales during the first nine months of fiscal 2026 that was more than anticipated. Read's net sales during the first nine months of fiscal 2026 totaled $4.8 million, a decrease of $4.9 million, or 50.8%, compared with net sales of $9.7 million during the first nine months of fiscal 2025. In addition, the declines in Read's net sales and profitability during the first nine months of fiscal 2026 were also attributable to the closure of Read's facility located in Knoxville, Tennessee, and the transition of certain production activities to our manufacturing facility located in Stokesdale, North Carolina, as well as strategically sourcing production and materials with long-standing supply partners. Based on this uncertainty, we recorded an asset impairment charge totaling $291,000 which represented the entire carrying value of Read's customer relationships. This charge was classified within restructuring credit within our fiscal 2026 Consolidated Statement of Net Loss.

The gross carrying amount of our customer relationships was $868,000, $3.1 million, and $868,000 as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively. Accumulated amortization for our customer relationships was $677,000, $2.5 million, and $664,000 as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively.

The remaining amortization expense for each of the next four fiscal years is as follows: FY 2027 - $38,000; FY 2028 - $51,000; FY 2029 - $51,000; and FY 2030 - $51,000.

The weighted average amortization period for our customer relationships was 3.8 years as of August 2, 2026.

Non-Compete Agreement

A summary of the change in the carrying amount of our non-compete agreement follows:

	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Beginning balance	$151	$226
Amortization expense	(19)	(20)
Ending balance	$132	$206

Our non-compete agreement is associated with a prior acquisition by our bedding segment and is amortized on a straight-line basis over the 15-year life of the agreement.

The gross carrying amount of our non-compete agreement was $2.0 million as of August 2, 2026, August 3, 2025, and May 3, 2026. Accumulated amortization for our non-compete agreement was $1.9 million as of August 2, 2026, August 3, 2025, and May 3, 2026.

The remaining amortization expense for each of the next two fiscal years is as follows: FY 2027 - $57,000; and FY 2028 - $75,000.

The weighted average amortization period for the non-compete agreement was 1.8 years as of August 2, 2026.

Impairment of Definite Lived Assets - Bedding Segment

As of August 2, 2026, management reviewed the long-lived assets associated with our bedding segment, which consisted of property, plant, and equipment and definite-lived intangible assets (collectively known as the "Bedding Asset Group"), for impairment, as events and changes in circumstances occurred that indicated the carrying amount of the Bedding Asset Group may not be recoverable. This segment has experienced a recent history of significant cumulative operating losses due to unfavorable macroeconomic conditions in the bedding and home furnishings industries.

Based on the above evidence, we were required to determine the recoverability of the Bedding Asset Group, which is classified as held and used, by comparing the carrying amount of the Bedding Asset Group to the sum of the future undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset group. The carrying amount of the Bedding Asset Group totaled $19.4 million, which represents property, plant, and equipment of $19.0 million, customer relationships of $191,000, and a non-compete agreement of $132,000. The total carrying amount of the Bedding Asset Group did not exceed the sum of its expected future undiscounted cash flows from its use and disposition. As a result, we determined there was no impairment associated with the Bedding Asset Group as of August 2, 2026.

7. Notes Receivable

Culp, Inc.(U.S. Parent)

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

Effective May 1, 2023, CUF Haiti formally assigned this note receivable to Culp, Inc. (its U.S. parent).

The following table represents the remaining future principal payments for Culp, Inc. (U.S. Parent) notes receivable as of August 2, 2026:

(dollars in thousands)
2027	$270
2028	360
2029	360
2030	240
Undiscounted value of note receivable	$1,230
Less: unearned interest income	(114)
Present value of note receivable	$1,116

As of August 2, 2026, this note receivable totaled $1.1 million, of which $328,000 and $788,000 were classified as short-term notes receivable and long-term notes receivable, respectively. As of August 3, 2025, this note receivable totaled $1.4 million, of which $286,000 and $1.1 million were classified as short-term notes receivable and long-term notes receivable, respectively. As of May 3, 2026, this note receivable totaled $1.2 million, of which $297,000 and $885,000 were classified as short-term notes receivable and long-term notes receivable, respectively. We classified amortization of unearned interest income totaling $22,000 within interest income in our consolidated statements of net income (loss) during the three-month periods ended August 2, 2026, and August 3, 2025, respectively.

As of August 2, 2026, we believe there is no expected credit loss related to the collectability of this note receivable, as the Lessee has made all required payments stated in the CUF Termination Agreement. We will continue to evaluate the facts and circumstances at the end of each reporting period to determine if an expected credit loss is deemed necessary.

Rayonese Textile, Inc.

In connection with the sale of the company's manufacturing facility and related land (collectively referred to as the "Property") located in Quebec, Canada, we entered into an amended agreement, effective April 2, 2025, which incorporated an original agreement and a prior amendment (collectively referred to as the "Sales Agreement"), to sell our Property to a third party (the "Buyer") with a closing date of April 30, 2025. Pursuant to the Sales Agreement, the total sales price for the Property was $8.6 million CAD ($6.2 million USD as of April 30, 2025), with $2.0 million CAD ($1.4 million USD as of April 30, 2025) paid prior to and at closing, and the remaining balance of $6.6 million CAD ($4.8 million USD as of April 30, 2025) due by April 30, 2026. Interest was earned on a note receivable at rates ranging from 6% to 10% and collected monthly as specified in the Sales Agreement. As of August 3, 2025, the outstanding balance of this note receivable was $6.6 million CAD ($4.8 million USD as of August 3, 2025) and was classified as short-term notes receivable within the respective consolidated balance sheet.

During the fourth quarter of fiscal 2026 we received cash proceeds for the remaining balance of $6.6 million CAD ($4.7 million USD). Accordingly, there was no notes receivable balance regarding this agreement as of August 2, 2026 and May 3, 2026.

Refer to Notes 8 and 10 of the consolidated financial statements for further details of the sale of the Property and a description of our restructuring activities.

8. Assets Held for Sale

As of August 2, 2026, and May 3, 2026, no assets were classified as held for sale as a result of the completion of our restructuring activities during fiscal 2026 (see Note 10 to the consolidated financial statements for a description of the restructuring activities announced on May 1, 2024, and April 24, 2025).

Restructuring Activities Announced May 1, 2024

In connection with our restructuring activity announced on May 1, 2024, we classified certain assets as held for sale totaling $2.2 million as of April 27, 2025, which mostly related to the Property associated with the closure of our operations located in Quebec, Canada. We determined that the fair value of the Property exceeded its carrying value, and therefore no impairment charge was recorded during fiscal 2025. The fair value of the Property was based on quoted market prices from third party sales offers, which we believe are significant observable inputs, and therefore we believe this information is classified as Level 2 within the fair value hierarchy (see Note 12 to the consolidated financial statements for further explanation of the fair value hierarchy).

During the first quarter of fiscal 2026, we sold the Property and recognized a gain from this sale totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. See notes 7 and 10 to the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and description of the restructuring announced on May 1, 2024.

Restructuring Activities Announced April 24, 2025

In connection with our restructuring activities announced on April 24, 2025 (see Note 10 of the consolidated financial statements for description of this restructuring activity), equipment with a fair value totaling $40,000 was classified as held for sale as of August 3, 2025. We determined that the carrying value of $296,000 was higher than its fair value of $40,000, and accordingly, we recorded an impairment charge of $256,000 during the first quarter of fiscal 2026. This impairment charge was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. The fair value of this equipment was based on quoted market prices from dealers of this type of equipment, which prices are either directly or indirectly observable, and therefore we believe this information is classified as level 2 within the fair value hierarchy (see Note 12 of the consolidated financial statements for further explanation of the fair value hierarchy).

9. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Compensation, commissions and related benefits	$3,046	$3,360	$2,249
Other accrued expenses	1,900	2,490	1,854
	$4,946	$5,850	$4,103

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

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of the Property located in Quebec, Canada. Accordingly, we recorded a gain from the sale of this Property totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of its fair value.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. Of this total $5.3 million, $7.2 million represents a cash restructuring and restructuring related charge partially offset by a $(1.9) million non-cash restructuring credit.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility located in Burlington, North Carolina, and a leased facility located in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment.

These restructuring activities were completed by the end of the fourth quarter of fiscal 2026. Since inception of this restructuring initiative, we have incurred cumulative restructuring and restructuring related charges totaling $2.7 million, of which $1.4 million represents a cash restructuring and restructuring related charge and $1.3 million represents a non-cash restructuring charge.

The following summarizes restructuring credit associated with the above announcements for the three-month period ended August 3, 2025:

Three months ended
(dollars in thousands)	August 3, 2025
Additional depreciation expense for shortened useful lives	$22
Employee termination benefits	(4)
Lease termination costs	62
Facility consolidation and relocation expenses	52
Net gain from the sale and impairment of property, plant, and equipment	(3,747)
Other associated costs	107
Restructuring credit (1)	$(3,508)

(1) The total $3.5 million credit was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025 and mostly related to the bedding segment.

The following summarizes the activity in accrued restructuring costs for the three-month period ended August 2, 2026:

	Employee	Facility Consolidation
	Termination	and Relocation
(dollars in thousands)	Benefits	Costs	Total
Beginning balance	$37	$10	$47
Payments	(37)	—	(37)
Ending Balance	$—	$10	$10

The following summarizes the activity in accrued restructuring costs for the three-month period ended August 3, 2025:

	Employee	Other	Facility Consolidation
	Termination	Associated	and Relocation
(dollars in thousands)	Benefits	Costs	Costs	Total
Beginning balance	$522	$88	$—	$610
Expenses incurred	—	84	52	136
Change in estimate adjustments	(4)	23	—	19
Payments	(446)	(163)	(52)	(661)
Foreign currency exchange remeasurement	—	1	—	1
Ending Balance	$72	$33	$—	$105

11. Lines of Credit

The summary of outstanding borrowings under our lines of credit follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Wells Fargo - U.S. revolving line of credit	$—	$7,025	$7,000
Agricultural Bank of China - supplier financing arrangements	2,962	2,780	1,893
Agricultural Bank of China - 21.0 million RMB working capital loan	3,109	2,919	3,071
Agricultural Bank of China - 29.0 million RMB working capital loan	4,293	—	4,241
Agricultural Bank of China - revolving line of credit	—	4,031	—
Bank of China - working capital loan	1,480	1,390	1,462
China Construction Bank Corporation - working capital loan	1,480	—	1,462
Lines of credit (1)	$13,324	$18,145	$19,129

(1) As of August 2, 2026, all $13.3 million was recorded within lines of credit - current within the Consolidated Balance Sheet.

As of August 3, 2025, $11.1 million and $7.0 million were recorded within lines of credit - current and line of credit - long-term, respectively. As of May 3, 2026, $12.1 million and $7.0 million were recorded within lines of credit - current and line of credit - long-term, respectively.

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

The Company’s obligations under the ABL Facility (and certain related obligations) are: (i) guaranteed by the Guarantors and each of the Company’s future domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (such guarantors and the Company, the “Loan Parties”), and (ii) secured by all assets of the Loan Parties, subject to certain exceptions. The liens and other security interests granted by the Loan Parties on collateral for the benefit of the Lender under the ABL Facility are, subject to certain permitted liens, first priority.

Cash Dominion. Under the terms of the ABL Facility, if: (i) an event of default has occurred or (ii) excess borrowing availability under the ABL Facility (based on the lesser of $30.0 million and the borrowing base) (the "Excess Availability") falls below $6.0 million at such time, the Loan Parties will become subject to cash dominion, which will require prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Loan Parties, including a concentration account, and will restrict the Loan Parties' ability to transfer cash from their concentration account. Such cash dominion period ("a dominion period) shall end when Excess Availability shall be equal to or greater than $6.0 million for a period of 60 consecutive days and no event of default is continuing.

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
•
enter into transactions with affiliates

The applicable interest rate under the ABL Facility was 5.65%, 6.11%, and 5.64% as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively.

There were $2.8 million, $925,000, and $2.8 million of outstanding letters of credit provided by the ABL Facility as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively. As of August 2, 2026, we had $225,000 remaining for the issuance of additional letters of credit based on an aggregate letter of credit amount not to exceed $3.0 million as stated in the Fourth Amendment to the Credit Agreement.

As of August 2, 2026, our available borrowings calculated under the provisions of the Credit Agreement totaled $17.7 million.

Credit Agreements - China Operations

Agricultural Bank of China ("ABC") Agreements

Supplier Financing Arrangements

Based on the company's request, certain suppliers entered into supply chain financing arrangements. As a result, we were able to extend our payment terms beyond those that are normal and customary. The suppliers that entered into these supply chain financing arrangements assigned their receivables due from the company to ABC, under a reverse factoring agreement with no recourse, and, in turn, received payments from ABC under terms that are normal and customary. As of August 2, 2026, August 3, 2025, and May 3, 2026, interest was charged at fixed rates of 2.42%, 2.72% and 2.42%, respectively. The outstanding balances of 20.0 million RMB ($3.0 million USD), 20.0 million RMB ($2.8 million USD), and 12.9 million RMB ($1.9 million USD) were recorded within lines of credit - current in the Consolidated Balance Sheet as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively.

The following summarizes the activity associated with our supply chain financing arrangements for the three-month periods ended August 2, 2026, and August 3, 2025:

	Three months ended	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Outstanding at the beginning of the period	$1,893	$2,751
Vendor invoices financed during the period	2,940	—
Vendor invoices paid during the period	(1,893)	—
Foreign currency exchange rate remeasurement	22	29
Ending balance	$2,962	$2,780

ABC - Working Capital Loans

21.0 Million RMB Loan Agreement

During the first quarter of fiscal 2026, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.1 million USD as of May 3, 2026), which agreements expired on dates ranging from May 7, 2026, through May 25, 2026 and were paid in full prior thereto. Interest charged under these agreements was based on fixed rates that ranged from 2.5% to 2.6%. The outstanding balance associated with these agreements was $2.9 million USD and $3.1 million USD and was classified as lines of credit - current within the Consolidated Balance Sheets as of August 3, 2025 and May 3, 2026, respectively.

During the first quarter of fiscal 2027, we entered into new unsecured loan agreements totaling 21.0 million RMB ($3.1 million USD as of August 2, 2026), which agreements expire on dates ranging from May 20, 2027, through May 25, 2027. Interest charged under these agreements is based on a fixed interest rate of 2.3%. The outstanding balance associated with these agreements was $3.1 million USD and was classified as lines of credit - current within the Consolidated Balance Sheet as of August 2, 2026.

29.0 Million RMB Loan Agreement

Effective March 3, 2026, we entered into an unsecured loan agreement totaling 29.0 million RMB ($4.3 million USD as of August 2, 2026), which agreement is set to expire on March 1, 2027. Interest charged under this agreement is based on an applicable interest rate of 2.4%. The outstanding balance under this agreement was $4.3 million USD and $4.2 million USD and was classified as lines of credit - current within the Consolidated Balance Sheets as of August 2, 2026 and May 3, 2026, respectively.

ABC- Unsecured Credit Agreement

Effective March 5, 2025, we entered into an unsecured credit agreement that provided for a line of credit up to 29.0 million RMB ($4.0 million USD on March 5, 2025) that expired and was paid in full on March 3, 2026. Interest charged under this agreement was based on a fixed interest rate of 2.6%. This agreement did not have an outstanding balance as of August 2, 2026, or May 3, 2026. This agreement had an outstanding balance of $4.0 million USD as of August 3, 2025, and was classified as lines of credit - current within the respective Consolidated Balance Sheet.

Bank of China "BOC" - Credit Agreement

Effective November 5, 2024, we entered into a credit agreement that provided for a 10.0 million RMB ($1.4 million USD as of November 5, 2024) unsecured working capital loan and 25.0 million RMB ($3.5 million USD as of November 5, 2024) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expired on November 6, 2025. Interest was charged under this agreement at a fixed interest rate of 2.6%. The outstanding balance under this agreement was $1.4 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of August 3, 2025. In addition, as of August 3, 2025, there were no outstanding letters of credit under this agreement.

On November 6, 2025 (third quarter of fiscal 2026), we paid in full the outstanding balance of 10.0 million RMB ($1.4 million USD) due pursuant to the above-referenced unsecured working capital loan. Effective November 7, 2025, we entered into a new credit agreement that provides for a 10.0 million RMB ($1.5 million USD as of August 2, 2026) unsecured working capital loan and 25.0 million RMB ($3.7 million USD as of August 2, 2026) for letters of credit, guarantees, and other financing arrangements secured by trade accounts receivable associated with the company’s operations located in China. The working capital loan and letters of credit expire on November 11, 2026. Interest is charged under this agreement is based on a fixed rate of 2.5%. The outstanding balance under this agreement was $1.5 million USD and was classified as lines of credit-current in the Consolidated Balance Sheets as of August 2, 2026 and May 3, 2026. In addition, as of August 2, 2026 and May 3, 2026, there were no outstanding letters of credit under this agreement.

China Construction Bank Corporation ("CCB")

On March 17, 2026, CCB approved total borrowings of 30.0 million RMB ($4.4 million USD as of August 2, 2026), which includes 20.0 million RMB ($3.0 million USD as of August 2, 2026) that can be used in the form of a working capital loan and supplier financing agreements, as well as a 10.0 million RMB ($1.5 million USD as of August 2, 2026) for letters of credit. This agreement is set to expire on March 16, 2027, with interest charged at a fixed rate of 2.3%. The outstanding balance under this agreement was 10.0 million RMB ($1.5 million USD) and was classified as lines of credit-current in the Consolidated Balance Sheets as of August 2, 2026 and May 3, 2026, respectively.

General - Lines of Credit

All of our outstanding lines of credit totaling $13.3 million will mature within one year.

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. As of August 2, 2026, we were in compliance with our financial covenants.

Interest payments totaled $153,000 and $185,000 for the three-month periods ended August 2, 2026 and August 3, 2025, respectively.

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

Recurring Basis

The following tables present information about assets measured at fair value on a recurring basis:

	Fair value measurements as of August 2, 2026, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$4,139	N/A	N/A	$4,139
Growth Allocation Mutual Funds	1,001	N/A	N/A	1,001
S&P 500 Index Fund	470	N/A	N/A	470
Lord Abbet Bond Debenture Fund	404	N/A	N/A	404
Other	267	N/A	N/A	267

	Fair value measurements as of August 3, 2025, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$5,568	N/A	N/A	$5,568
Growth Allocation Mutual Funds	894	N/A	N/A	894
S&P 500 Index Fund	340	N/A	N/A	340
Lord Abbet Bond Debenture Fund	13	N/A	N/A	13
Other	295	N/A	N/A	295

	Fair value measurements as of May 3, 2026, using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
(amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government Money Market Fund	$4,352	N/A	N/A	$4,352
Growth Allocation Mutual Funds	991	N/A	N/A	991
S&P 500 Index Fund	443	N/A	N/A	443
Lord Abbet Bond Debenture Fund	397	N/A	N/A	397
Other	285	N/A	N/A	285

Investments - Rabbi Trust

We have a rabbi trust to set aside funds for participants in our deferred compensation plan (the “Plan”) that enables participants to credit their contributions to various investment options under the Plan. The investments associated with the rabbi trust consist of a money market fund and various mutual funds that are classified as available-for-sale.

As of August 2, 2026, our rabbi trust investments totaled $6.3 million, of which $1.5 million and $4.8 million were classified as short-term and long-term, respectively. As of August 3, 2025, our rabbi trust investments totaled $7.1 million, of which $1.4 million and $5.7 million were classified as short-term and long-term, respectively. As of May 3, 2026, our rabbi trust investments totaled $6.5 million, of which $1.5 million and $5.0 million were classified as short-term and long-term, respectively. As of August 2, 2026, August 3, 2025, and May 3, 2026, these investments had accumulated unrealized gains of $345,000, $292,000, and $319,000, respectively.

As of August 2, 2026, August 3, 2025, and May 3, 2026, the cost basis of these investments was $5.9 million, $6.8 million, and $6.1 million, respectively.

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

Weighted average shares used in the computation of basic and diluted net income per share were 12,673,000 and 12,821,000 for the three months ended August 2, 2026. Weighted average shares used in the computation of basic and diluted net loss per share was 12,570,000 for the three months ended August 3, 2025.

Shares of unvested common stock that were not included in the computation of diluted net loss per share consist of the following:

Three Months Ended
(in thousands)	August 3, 2025
Antidilutive effect from decrease in the price per share of our common stock	—
Antidilutive effect from net loss incurred during the fiscal quarter	90
Total unvested shares of common stock not included in
computation of diluted net loss per share	90

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

In addition, the upholstery segment includes Read, a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. On April 24, 2025 (the fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery business segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility in Burlington, North Carolina, and a leased facility in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina. See Note 10 to the consolidated financial statements for further details regarding this strategic transformation initiative.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g., restructuring activities and tariff refunds), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities and tariff refunds). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (e.g., restructuring related charges and credits and tariff refunds), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Statements of operations for our segments are as follows:

	Three Months Ended
	August 2, 2026	August 3, 2025
Net sales by segment:
Bedding	$31,750	$28,046
Upholstery	22,223	22,645
Net sales	$53,973	$50,691
Cost of sales by segment:
Bedding	$27,442	$25,104
Upholstery	18,093	18,359
Total segment cost of sales	$45,535	$43,463
Tariff refunds (1)	(6,940)	—
Cost of sales	$38,595	$43,463
Gross profit by segment:
Bedding	$4,308	$2,942
Upholstery	4,130	4,286
Total segment gross profit	$8,438	$7,228
Tariff refunds (1)	6,940	—
Gross profit	$15,378	$7,228
Selling, general, and administrative expenses	(8,709)	(9,119)
Restructuring credit (2)	—	3,508
Income from operations	$6,669	$1,617
Interest expense	(155)	(183)
Interest income	134	235
Other income (expense)	201	(531)
Income before income taxes	$6,849	$1,138

(1) During the three-month period ended August 2, 2026, the $6.9 million represents the amount received from the U.S. Customs and Border Protection Agency as a recovery of previously incurred tariff expenses under the International Emergency Economic Powers Act ("IEEPA"). The $6.9 million excludes interest and was recorded within cost of sales in the Consolidated Statement of Net Income for the three months ended August 2, 2026. See Note 18 to the consolidated financial statements for further details.

(2) For the three-month period ended August 3, 2025, the $3.5 million restructuring credit mostly represented a gain from the sale of Property, totaling $4.0 million, partially offset by charges related to activities to transform our operating model and reduce fixed costs. See Note 10 to the consolidated financial statements for further details and a description of our restructuring activities.

Balance sheet information for our segments follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Segment assets:
Bedding:
Accounts receivable	$10,035	$10,216	$10,657
Inventory	26,727	35,102	31,757
Property, plant and equipment (1)	19,039	22,061	19,755
Right of use assets (2)	—	50	—
Assets held for sale (3)	—	40	—
Total bedding assets	55,801	67,469	62,169
Upholstery:
Accounts receivable	10,240	8,166	9,712
Inventory	15,526	15,007	15,737
Property, plant and equipment (4)	641	956	708
Right of use assets (5)	312	2,159	496
Total upholstery assets	26,719	26,288	26,653
Total segment assets	82,520	93,757	88,822
Non-segment assets:
Cash and cash equivalents	10,235	11,094	8,273
Short-term investments - rabbi trust	1,524	1,395	1,477
Short-term notes receivable	328	5,104	297
Current income taxes receivable	—	—	142
Other current assets	4,138	2,767	2,645
Long-term notes receivable	788	1,078	885
Deferred income taxes	507	475	503
Property, plant and equipment (6)	508	535	550
Right of use assets (7)	2,330	2,953	2,488
Intangible assets	323	865	355
Long-term investments - rabbi trust	4,757	5,715	4,991
Other assets	528	676	562
Total assets	$108,486	$126,414	$111,990

(1)
The $19.0 million as of August 2, 2026, represents property, plant, and equipment of $18.1 million and $855,000 located in the U.S. and Haiti, respectively. The $22.1 million as of August 3, 2025, represents property, plant, and equipment of $21.2 million and $888,000 located in the U.S. and Haiti, respectively. The $19.8 million as of May 3, 2026, represents property, plant, and equipment of $18.9 million, and $825,000 located in the U.S. and Haiti, respectively.
(2)
The $50,000 as of August 3, 2025, represents a right of use asset in Haiti.
(3)
The $40,000 as of August 3, 2025, represents assets held for sale located in the U.S.
(4)
The $641,000 as of August 2, 2026, represents property, plant, and equipment of $590,000, $30,000 and $21,000 located in the U.S., Vietnam, and China, respectively. The $956,000 as of August 3, 2025, represents property, plant, and equipment of $897,000 and $59,000 located in the U.S. and China, respectively. The $708,000 as of May 3, 2026, represents property, plant, and equipment of $642,000, $37,000, and $29,000 located in the U.S., Vietnam, and China, respectively.
(5)
The $312,000 as of August 2, 2026, represents right of use assets of $265,000 and $47,000 located in China and the U.S., respectively. The $2.2 million as of August 3, 2025, represents right of use assets of $1.4 million and $771,000 located in China and the U.S., respectively. The $496,000 as of May 3, 2026, represents right of use assets of $421,000 and $75,000 located in China and the U.S., respectively.
(6)
The $508,000, $535,000, and $550,000 as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively, represent property, plant, and equipment located in the U.S.

(7)
The $2.3 million, $3.0 million, and $2.5 million as of August 2, 2026, August 3, 2025, and May 3, 2026, respectively, represent right of use assets located in the U.S.

Capital expenditures and depreciation expense information for our segments follows:

	Three Months Ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Capital expenditures (1):
Bedding	$86	$100
Upholstery	—	50
Non-Segment	—	14
Total capital expenditures	$86	$164
Depreciation expense:
Bedding	$688	$889
Upholstery	40	40
Selling, general and administrative	183	182
Total depreciation expense	$911	$1,111
Accelerated depreciation expense (2)	—	22
Total	$911	$1,133
(1)
Capital expenditure amounts are stated on an accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.
(2)
During the three-month period ended August 3, 2025, accelerated depreciation expense totaling $22,000 related to the upholstery segment and was classified within restructuring credit in the Consolidated Statements of Net Loss. The accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to our manufacturing and distribution center located in Stokesdale, North Carolina.

15. Income Taxes

Effective Income Tax Rate

Our consolidated effective income tax rates for the three-month periods ended August 2, 2026, and August 3, 2025, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended August 2, 2026, and August 3, 2025, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

We recorded income tax expense of $868,000, or 12.7% of income before income taxes, for the three-month period ended August 2, 2026, compared with income tax expense of $1.4 million, or 120.3% of income before income taxes, for the three-month period ended August 3, 2025. The primary factors that decreased the company's effective income tax rate for the three months ended August 2, 2026, compared with August 3, 2025, follows:

•
During the first quarter of fiscal 2027, we experienced pre-tax income from our U.S. operations that mostly related to tariff refunds totaling $6.9 million (see note 18 to the consolidated financial statements for further details). As a result, we partially reversed our full U.S. valuation allowance, which decreased the effective income tax rate by 12.9%. In comparison, during the first quarter of fiscal 2026, we experienced a pre-tax loss from our U.S. operations that mostly related to our recent restructuring activities (see note 10 to the consolidated financial statements for further details). Accordingly, a full U.S. allowance was applied against the fiscal 2026 loss carryforward, which led to an increase in the effective income tax rate of 60.4%.

•
During the first quarter of fiscal 2026, we recognized a gain from the closure and sale of our manufacturing facility located in Quebec, Canada, which increased the effective income tax rate by 15.9%. No such transactions occurred during the first quarter of fiscal 2027.
•
As of the end of the first quarter of fiscal 2027, we determined that our foreign operations were expected to meet the high tax exception test related to Net CFC Tested Income (NCTI) for the full year fiscal 2027, and therefore the company currently expects not to have a NCTI inclusion and incur income tax. Accordingly, there was no impact on the effective income tax rate for the first quarter of fiscal 2027. In comparison, as of the end of the first quarter of fiscal 2026, we determined that certain foreign jurisdictions were not expected to meet the high tax exception test related to NCTI for the full year fiscal 2026, and therefore, the company had a NCTI inclusion and incurred income taxes, which led to an increase in the effective income tax rate of 12.6%.
•
During the first quarter of fiscal 2027, we reported a higher consolidated pre-tax income totaling $6.8 million, compared with $1.1 million during the first quarter of fiscal 2026. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2027.

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

As of August 2, 2026, we evaluated the realizability of our U.S. net deferred income tax assets to determine if a full valuation allowance was required. Based on our assessment, we determined we still have a recent history of significant cumulative U.S. pre-tax losses in that we experienced U.S. pre-tax losses during each of the last three fiscal years from 2024 through 2026, as well as a moderate level of projected fiscal 2027 U.S. pre-tax income, which mostly relates to the tariff refunds totaling $6.9 million received during the first quarter. As a result of the significant weight of this negative evidence, we believe it is more-likely-than-not that our U.S. net deferred income tax assets will not be fully realizable, and therefore we provided for a full valuation allowance against our U.S. net deferred income tax assets.

Based on our assessments as of August 2, 2026, August 3, 2025, and May 3, 2026, valuation allowances applied against our U.S. net deferred income tax assets totaled $27.7 million, $27.0 million, and $28.7 million, respectively.

Undistributed Earnings

We assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company and whether we are required to record a deferred income tax liability for those undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. As of August 2, 2026, we assessed the liquidity requirements of our U.S. parent company and determined that our undistributed earnings and profits from our foreign subsidiaries would not be reinvested indefinitely and would eventually be distributed to our U.S. parent company. The conclusion reached from this assessment was consistent with prior reporting periods.

A U.S. corporation is allowed a 100% dividend-received deduction for earnings and profits received from a 10% or more owned foreign corporation. Therefore, a deferred income tax liability will be required only for unremitted withholding taxes associated with earnings and profits generated by our foreign subsidiaries that will ultimately be repatriated to the U.S. parent company. As a result, as of August 2, 2026, August 3, 2025, and May 3, 2026, we recorded a deferred income tax liability of $3.6 million, $5.3 million, and $4.9 million, respectively. The decrease in this deferred income tax liability as of August 2, 2026, compared with August 3, 2025 and May 3, 2026, relates to withholding tax payments totaling $1.3 million that are related to the closure of the manufacturing facility located in Quebec, Canada.

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

As of August 2, 2026, our gross unrecognized income tax benefit of $1.1 million as of August 2, 2026, relates to an income tax position for which significant change is currently not expected within the next year.

Income Taxes Paid

The following table sets forth income taxes paid by jurisdiction:

	Three Months	Three Months
	Ended	Ended
	August 2,	August 3,
(dollars in thousands)	2026	2025
China - income tax payments, net of refunds	$(22)	$46
Canada
Federal (1)	1,333	—
Revenue Quebec	13	—
	$1,324	$46

(1) Amount related to Canada Federal represents withholding tax payments associated with the closure of our manufacturing facility located in Quebec, Canada.

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

As of August 2, 2026, there were 392,017 shares available for future equity-based grants under the Amended and Restated Plan.

Performance-Based Restricted Stock Units

On August 7, 2025, we granted senior executives performance-based restricted stock units that could earn up to a certain number of shares of common stock if performance targets related to adjusted EBITDA were met over the performance period defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on performance targets that have been achieved are not adjusted based on a market-based total shareholder return component. Accordingly, fair market value was measured based on the closing price of our common stock on the date of grant.

On August 8, 2024, we granted senior executives performance-based restricted stock units that could earn up to a certain number of shares of common stock if performance targets related to operating income were met over performance periods defined in the related restricted stock unit award agreements. The number of shares of common stock that are earned based on performance targets that have been achieved may be adjusted based on a market-based total shareholder return component as defined in the related restricted stock unit award agreements. Accordingly, fair market value was measured using the Monte Carlo simulation model for the market-based total shareholder return component and the closing price of our common stock for the performance-based component on the date of grant.

The following table provides assumptions used to determine the fair market value of the market-based total shareholder return component using the Monte Carlo simulation model on our outstanding performance-based restricted stock units granted to senior executives on August 8, 2024:

August 8,
2024
Closing price of our common stock	$4.65
Expected volatility of our common stock	35.0%
Expected volatility of peer companies	22.6 - 104.0%
Risk-free interest rate	3.90%
Dividend yield	0.00%
Correlation coefficient of peer companies	(0.01) - 0.17

The following table summarizes information related to our grants of performance-based restricted stock units associated with senior executives that were unvested as of August 2, 2026:

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
(2)
Compensation cost is based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. These amounts represent the number of shares that are expected to vest as of August 2, 2026.
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

During the three-month period August 2, 2026, performance-based restricted stock units totaling 3,475 vested at a fair value of $13,000, or $3.70 per share. No performance- based restricted stock units vested during the three-month period ended August 3, 2025.

We recorded compensation expense of $19,000 and $3,000 within selling, general, and administrative expenses associated with our performance-based restricted stock unit awards for the three-month periods ended August 2, 2026, and August 3, 2025, respectively. Compensation expense is recorded based on an assessment each reporting period to determine the probability of whether or not certain performance targets will be met and how many shares are expected to be earned as of the end of the vesting period. If certain performance goals are not expected to be achieved, compensation expense would not be recorded, and any previously recognized compensation expense would be reversed.

As of August 2, 2026, the remaining unrecognized compensation expense related to our performance-based restricted stock units was $167,000, which is expected to be recognized over a weighted average vesting period of 2.0 years. As of August 2, 2026, performance-based restricted stock units that are expected to vest had a fair value of $208,000.

Time-Based Restricted Stock Units

The following table summarizes information related to our grants of time-based restricted stock unit awards associated with senior executives, key employees, and outside directors that were unvested as of August 2, 2026:

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

During the three-month period ended August 2, 2026, time-based restricted stock units totaling 96,909 vested at a fair value of $359,000, or $3.70 weighted average per share.

We recorded compensation expense of $131,000 and $153,000 within selling, general, and administrative expenses associated with our time-based restricted stock unit awards for the three-month periods ended August 2, 2026, and August 3, 2025, respectively.

As of August 2, 2026, the remaining unrecognized compensation expense related to our time-based restricted stock units was $160,000, which is expected to be recognized over a weighted average vesting period of 1.1 years. As of August 2, 2026, the time-based restricted stock units that are expected to vest had a fair value totaling $400,000.

17. Leases

Overview

We lease manufacturing facilities, showroom and office space, distribution centers, and equipment under operating lease arrangements. Our operating leases have remaining lease terms of 3 months to five years, with renewal options for additional periods ranging up to 12 years.

Balance Sheet

The right of use assets and lease liabilities associated with our operating leases as of August 2, 2026, August 3, 2025 and May 3, 2026, are as follows:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Right of use assets	$2,642	$5,162	$2,984
Operating lease liability - current	765	2,209	956
Operating lease liability – long-term	916	1,995	1,027

Supplemental Cash Flow Information

	Three months ended	Three months ended
(dollars in thousands)	August 2, 2026	August 3, 2025
Operating lease liability payments	$307	$746
Right of use assets exchanged for lease liabilities	—	—

Operating lease expense for the three-month periods ended August 2, 2026, and August 3, 2025, was $378,000 and $735,000, respectively. Short-term lease costs for the three-month periods ended August 2, 2026, and August 3, 2025, was $127,000 and $0, respectively. No variable lease costs were incurred for the three-month periods ended August 2, 2026, and August 3, 2025.

Other Information

Maturity of our operating lease liabilities for the remainder of fiscal 2027, the subsequent four fiscal years, and thereafter follows:

(dollars in thousands)
2027	$668
2028	388
2029	227
2030	229
2031	231
Thereafter	114
$1,857
Less: interest	(176)
Present value of lease liabilities	$1,681

As of August 2, 2026, the weighted average remaining lease term and discount rate for our operating leases follows:

August 2, 2026
Weighted average lease term (in years)	3.49
Weighted average discount rate	5.56%

18. Commitments and Contingencies

Tariff Refunds

During fiscal 2025 and early fiscal 2026, the company incurred import duties pursuant to IEEPA. On February 20, 2026, the U.S. Supreme Court ruled that such tariffs were not authorized, and on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA.

As of May 3, 2026, the company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT. The company estimated the total potential recovery to be approximately $6.9 million, which remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection. Accordingly, this potential recovery was considered a gain contingency in accordance with ASC Topic 450, and therefore the company did not recognize a receivable related to potential tariff refunds as of May 3, 2026.

During the first quarter of fiscal 2027, the company received the entire $6.9 million in cash proceeds (excluding interest), representing the final approval of these tariff refund claims. The $6.9 million was recorded within cost of sales in the first quarter of fiscal 2027 Consolidated Statement of Net Income.

Legal Matters

The company is from time-to-time involved in legal proceedings and claims which arise in the ordinary course of business. Management has determined that any such current matters, when ultimately concluded or settled, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

During the first quarter of fiscal 2027, the company received in insurance proceeds of $814,000 in connection with the resolution of a legal matter. The $814,000 was classified within other income in the consolidated statement of net income for the three-month period ended August 2, 2026.

Purchase Commitments - Capital Expenditures

As of August 2, 2026, we had open purchase commitments to acquire equipment for our bedding operations totaling $484,000.

19. Statutory Reserves

Our subsidiary located in China was required to transfer 10% of its net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reached 50% of the company’s registered capital. As of August 2, 2026, the statutory surplus reserve fund represents the 50% registered capital requirement, and therefore, our subsidiary located in China is no longer required to transfer 10% of its net income in accordance with PRC accounting rules and regulations.

The transfer to this reserve fund must be made before distributions of any dividend to shareholders. As of August 2, 2026, the company’s statutory surplus reserve was $4.3 million. The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The statutory surplus reserve fund may be utilized for business. expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiary located in China can transfer funds to the parent company, except for the statutory surplus reserve of $4.3 million, to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

20. Common Stock Repurchase Program

In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under this common stock repurchase program, shares may be purchased from time to time in open-market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors.

We did not repurchase any shares of common stock during the three-month periods ended August 2, 2026, and August 3, 2025, respectively. As of August 2, 2026, $3.2 million is available for additional repurchases of our common stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties that may cause actual events and results to differ materially from such statements. Forward-looking statements are statements that include projections, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “will,” “may,” “should,” “could,” “potential,” “continue,” “target,” “predict”, “seek,” “anticipate,” “estimate,” “intend,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations, projections, or trends for our future operations, strategic initiatives and plans, restructuring and integration actions, production levels, new product launches, sales, profit margins, profitability, operating (loss) income, capital expenditures, working capital levels, cost savings (including, without limitation, anticipated cost savings from restructuring and integration actions), income taxes, SG&A or other expenses, pre-tax (loss) income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding dividends, share repurchases, liquidity, use of cash and cash requirements, ending cash balances and cash positions, borrowing capacity, investments, potential acquisitions, cash and non-cash restructuring and restructuring-related charges, expenses, and/or credits, net proceeds from restructuring-related asset dispositions, future economic, industry, or global trade or tariff trends, public health epidemics, or other future developments. There can be no assurance that we will realize these expectations or meet our guidance, or that these beliefs will prove correct.

Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on our business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in tariffs or trade policy, including changes in U.S. trade enforcement priorities, or changes in the value of the U.S. dollar versus other currencies, could affect our financial results because a significant portion of our operations are located outside the United States.Relatedly, regarding businesses that paid tariffs that were invalidated by the U.S. Supreme Court in February 2026, and it is uncertain if that will impact any tariff recoveries received by us. Also, economic or political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. The future performance of our business depends in part on our success in conducting and finalizing acquisition negotiations and integrating acquired businesses into our existing operations. The impact of public health epidemics on employees, customers, suppliers, and the global economy could also adversely affect our operations and financial performance. In addition, the impact of potential asset impairments, including impairments of property, plant, and equipment, inventory, or intangible assets, as well as the impact of valuation allowances applied against our net deferred income tax assets, could affect our financial results. Increases in freight costs, labor costs, and raw material prices, including increases in market prices for petrochemical products, can also significantly affect the prices we pay for shipping, labor, and raw materials, respectively, and, in turn, increase our operating costs and decrease our profitability. Also, our success in diversifying our supply chain with reliable partners to effectively service our global platform could affect our operations and adversely affect our financial results. Finally, the future performance of our business also depends on our ability to achieve our expected cost savings from past restructuring programs and to return our restructured bedding business to profitability, as well as our ability to successfully integrate our bedding and upholstery divisions and achieve the anticipated operating efficiency and cost reduction benefits of that and similar cost-reduction and efficiency initiatives. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” in our most recent Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission.

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

General

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The company's three months ended August 2, 2026, and August 3, 2025, represent 13-week and 14-week periods, respectively. We refer to the three months ended August 2, 2026, as the "first quarter" and the three months ended August 3, 2025, as the "comparable quarter".

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

Upholstery

The upholstery segment develops, sources, manufactures, and sells fabrics primarily to residential, commercial, and hospitality furniture manufacturers. Currently, we have upholstery operations located in Stokesdale, North Carolina, and Shanghai, China, as well as a wholly-owned subsidiary, Culp Fabrics Vietnam Company Ltd., which has an administrative office and showroom located in Ho Chi Minh City, Vietnam. Our Vietnam office enhances our strategic sourcing capabilities and further diversifies our supply chain in Asia, while our recently added showroom facilitates better product exposure with our growing customer base there.

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

Additionally, the upholstery segment includes Read Window Products, LLC ("Read"), a wholly owned subsidiary that provides window treatments and sourcing of upholstery fabrics and other products, as well as related measuring and installation services, to customers in the hospitality and commercial markets. Read also supplies soft goods such as decorative top sheets, coverlets, duvet covers, bed skirts, bolsters, and pillows. Read's operations were previously conducted at a leased facility in Knoxville, Tennessee, and also within a leased upholstery facility in Burlington, North Carolina, but these operations were moved to our Stokesdale, North Carolina facility in fiscal 2026 as part of the strategic transformation noted above.

Executive Summary

Consolidated Results of Operations

	Three Months Ended
(dollars in thousands)	August 2, 2026	August 3, 2025	Change
Net sales	$53,973	$50,691	6.5%
Gross profit	15,378	7,228	112.8%
Gross profit margin	28.5%	14.3%	1420bp
Selling, general, and administrative expenses	8,709	9,119	(4.5)%
Restructuring credit	—	3,508	(100.0)%
Income from operations	6,669	1,617	312.4%
Operating margin	12.4%	3.2%	920bp
Income before income taxes	6,849	1,138	501.8%
Income tax expense	868	1,369	(36.6)%
Net income (loss)	5,981	(231)	N.M.

Net Sales

Overall, our consolidated net sales for the first quarter of fiscal 2027 increased by 6.5% compared with the same period a year ago, with bedding sales increasing by 13.2%, and upholstery sales decreasing by (1.9)%.

Net sales increased despite the first quarter comprising a 13-week selling period versus 14 weeks in the comparable quarter. This sales growth was achieved notwithstanding continued challenges in the home furnishings industry, including softness in consumer spending and housing-related activity affecting demand, as well as ongoing uncertainty associated with global trade and tariff conditions.

The increase in sales was primarily attributable to the bedding segment, which reported sales growth of more than 13% compared to the prior-year period despite the continued low-demand market environment and having one fewer shipping week during the quarter. In the upholstery segment, sales were within range of the comparable quarter when considering the shorter selling period. In addition, we saw some indications during the quarter that demand in residential upholstery, which represents our largest upholstery end market, may be stabilizing.

We continue to believe that demand in our core bedding and furniture markets should improve over the longer term and that our commercial strategies will support additional revenue growth, particularly if bedding industry replacement-cycle trends develop as anticipated. However, the timing and extent of any recovery remain dependent on a sustained improvement in housing activity and discretionary consumer spending.

Despite the current macroeconomic environment, we have continued to expand our presence in select channels and believe customers increasingly recognize the benefits of our global manufacturing and sourcing platform, including substantial U.S. production capabilities. We believe these capabilities are particularly relevant as customers evaluate supply chain cost structures and reliability in light of ongoing trade and tariff developments. We also believe that our actions to restructure our bedding platform, integrate U.S. distribution operations, and consolidate our production footprint in China strengthen our operating foundation and, coupled with our expertise in product development and customer service, position the company to pursue additional market opportunities and grow as macroeconomic conditions and other factors affecting demand improve.

See the Segment Analysis section below for further details.

Gross Profit

Our consolidated gross profit for the first quarter of fiscal 2027 was $15.4 million, an increase of $8.2 million, or 112.8%, compared with consolidated gross profit of $7.2 million for the first quarter of fiscal 2026, with bedding gross profit increasing by 190.4%, and upholstery gross profit increasing 59.4%. Consolidated profit margin increased by 1,420 basis points from 14.3% during the first quarter of fiscal 2026 to 28.5% during the first quarter of fiscal 2027.

The increase in overall gross profitability for the quarter primarily reflects the recognition of recoveries of previously incurred tariff expenses under the International Emergency Economic Powers Act ("IEEPA"), which were recorded as a reduction to cost of sales, as well as higher sales volumes and operational efficiencies resulting from the company's restructured and integrated operating platform.

See the Segment Analysis section below for further details.

Loss Before Income Taxes

Overall, our consolidated income before income taxes for the first quarter of fiscal 2027 was $6.8 million, an increase of $5.7 million or 501.8%, compared with income before income taxes of $1.1 million for the same period a year ago.

Operating performance for the quarter benefited from a one-time recovery of expenses previously incurred in connection with IEEPA tariffs and continued to benefit from lower costs and operational efficiencies resulting from the Company's restructured bedding manufacturing platform. Operating performance also continued to benefit from additional initiatives to reduce selling, general and administrative expenses, implement price increases to offset the impact of tariffs and higher petrochemical costs, and further integrate the upholstery business.

Income Taxes

We recorded income tax expense of $868,000, or 12.7% of income before income taxes, for the three-month period ended August 2, 2026, compared with income tax expense of $1.4 million, or 120.3% of income before income taxes, for the three-month period ended August 3, 2025. The primary factors that decreased the company's effective income tax rate for the three months ended August 2, 2026, compared with August 3, 2025, follows:

•
During the first quarter of fiscal 2027, we experienced pre-tax income from our U.S. operations that mostly related to tariff refunds totaling $6.9 million (see note 18 to the consolidated financial statements for further details). As a result, we partially reversed our full U.S. valuation allowance, which decreased the effective income tax rate by 12.9%. In comparison, during the first quarter of fiscal 2026, we experienced a pre-tax loss from our U.S. operations that mostly related to our recent restructuring activities (see note 10 to the consolidated financial statements for further details). Accordingly, a full U.S. allowance was applied against the fiscal 2026 loss carryforward, which led to an increase in the effective income tax rate of 60.4%.
•
During the first quarter of fiscal 2026, we recognized a gain from the closure and sale of our manufacturing facility located in Quebec, Canada, which increased the effective income tax rate by 15.9%. No such transactions occurred during the first quarter of fiscal 2027.
•
As of the end of the first quarter of fiscal 2027, we determined that our foreign operations were expected to meet the high tax exception test related to Net CFC Tested Income (NCTI) for the full year fiscal 2027, and therefore the company currently expects not to have a NCTI inclusion and incur income tax. Accordingly, there was no impact on the effective income tax rate for the first quarter of fiscal 2027. In comparison, as of the end of the first quarter of fiscal 2026, we determined that certain foreign jurisdictions were not expected to meet the high tax exception test related to NCTI for the full year fiscal 2026, and therefore, the company had a NCTI inclusion and incurred income taxes, which led to an increase in the effective income tax rate of 12.6%.
•
During the first quarter of fiscal 2027, we reported a higher consolidated pre-tax income totaling $6.8 million, compared with $1.1 million during the first quarter of fiscal 2026. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2027.

Refer to Note 15 of the consolidated financial statements for further details regarding our provision for income taxes.

Liquidity

As of August 2, 2026, our cash and cash equivalents (collectively, “cash”) totaled $10.2 million, which represents an increase of $1.9 million compared with cash of $8.3 million as of May 3, 2026. This increase was due mostly to net cash provided by operating activities of $8.1 million, partially offset by net payments on our lines of credit totaling $6.0 million.

Our net cash provided by operating activities of $8.1 million improved during the first quarter of fiscal 2027, compared with net cash used in operating activities of $(695,000) during the first quarter of fiscal 2026. This trend mostly reflects: (i) cash proceeds totaling $6.9 million related to tariff refund claims, and (ii) a decrease in inventory purchases due to improved alignment with current customer demand trends, partially offset by faster cash collections with key international upholstery customers during the first quarter of fiscal 2026, which did not occur during the first quarter of fiscal 2027.

We had outstanding borrowings totaling $13.3 million under our line of credit agreements, of which the entire amount was reported in lines of credit-current within the August 2, 2026, Consolidated Balance Sheet.

For further discussion, see “—Liquidity and Capital Resources,” below.

Segment Analysis

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer ("CEO"), who regularly reviews the financial results of the company on a consolidated and segment basis for the purpose of evaluating financial and operating performance and allocation of resources to the individual segments noted above. Beginning in the first quarter of fiscal 2026, the CODM decided to use net sales and gross profit, excluding items that are not expected to occur on a regular basis (e.g. restructuring activities and tariff refunds), as the primary measure of segment profit or loss. Previously, segment performance was primarily evaluated based on net sales and income (loss) from operations before unallocated corporate expenses and other items that are not expected to occur on a regular basis (e.g., restructuring activities and tariff refunds). This change was made to align with internal management reporting and the decision-making processes affected by the strategic transformation of the company's operating model announced on April 24, 2025, which combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. The CODM evaluates segment performance based on: (i) net sales, (ii) cost of sales, (iii) gross profit excluding items that are not expected to occur on a regular basis (e.g., restructuring related charges and credits and tariff refunds), (iv) assets used in operations, which generally include accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale; and (v) capital spending.

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

Bedding Segment

	Three Months Ended
(dollars in thousands)	August 2, 2026	August 3, 2025	Change
Net sales	$31,750	$28,046	13.2%
Gross profit	4,308	2,942	46.4%
Gross profit margin	13.6%	10.5%	310bp

Net Sales

Bedding net sales increased 13.2% during the first quarter of fiscal 2027, compared with the same period a year ago.

Our bedding business generated double-digit sales growth during the quarter despite operating within a shorter 13-week selling cycle compared to the 14-week selling period in the prior-year quarter and against the backdrop of continued softness in overall bedding industry demand. We believe this performance reflects ongoing progress in the implementation of our commercial strategies and continued momentum in targeted product categories, including sewn mattress covers and knitted fabrics. Our customers continue to recognize the benefits of the sourcing flexibility offered by our global manufacturing network and domestic production capabilities, particularly as supply chain economics, lead times, and continuity of supply remain areas of heightened focus in the current trade and tariff environment.

Although we have observed signs that conditions across the bedding sector may be becoming more stable, the broader demand recovery anticipated by many industry participants as replacement activity normalizes has yet to emerge. Accordingly, we remain focused on strengthening relationships with key customers, expanding product placements, securing incremental business opportunities, and increasing market penetration in selected categories.

Looking ahead, we believe that a more meaningful acceleration in bedding demand will depend in part on improvements in broader economic conditions, including factors that influence consumer confidence, housing-related activity, and discretionary spending. In addition, geopolitical uncertainties, including the ongoing conflicts in Ukraine and the Middle East, continue to present risks to global economic activity and trade flows, which could adversely affect market demand, customer purchasing trends, supply chains, and future sales performance.

Gross Profit

Gross profit in the bedding segment (which does not include the impact of the tariff-related recoveries) was $4.3 million for the first quarter of fiscal 2027, an increase of $1.4 million or 46.4%, compared with gross profit of $2.9 million for the same period a year ago.

The increase in gross profit from the comparable quarter was attributable primarily to revenue growth and lower manufacturing costs and productivity gains realized through the fiscal 2025 restructuring of the bedding segment. Gross profitability in the bedding segment also benefited from pricing initiatives and stronger margin performance.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, right of use assets, and assets held for sale:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Accounts receivable	$10,035	$10,216	$10,657
Inventory	26,727	35,102	31,757
Property, plant & equipment	19,039	22,061	19,755
Right of use assets	—	50	—
Assets held for sale	—	40	—
Total bedding segment assets	$55,801	$67,469	$62,169

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 2, 2026, accounts receivable of $10.0 million decreased by $(181,000), or (1.8)%, compared with accounts receivable totaling $10.2 million as of August 3, 2025. This trend stems from an increase in net sales of 13.2% during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, that was more than offset by faster payment trends with key bedding customers that had shorter credit terms during the first quarter of fiscal 2027, as compared with the first quarter of fiscal 2026. Accordingly, days sales outstanding decreased to 29 days for the first quarter of fiscal 2027, from 36 days for the first quarter of fiscal 2026.

As of August 2, 2026, accounts receivable totaling $10.0 million decreased by $(622,000), or (5.8)%, compared with accounts receivable totaling $10.7 million as of May 3, 2026. This decrease mostly represents continued faster payment trends with key customers during the first quarter of fiscal 2027, compared with the fourth quarter of fiscal 2026. Accordingly, days sales outstanding decreased to 29 days for the first quarter of fiscal 2027, from 32 days for the fourth quarter of fiscal 2026.

Inventory

As of August 2, 2026, inventory of $26.7 million has steadily decreased compared with inventory of $35.1 million and $31.8 million as of August 3, 2025, and May 3, 2026, respectively. This decrease in inventory is due to improved alignment of inventory purchases with current customer demand trends and a strategic focus on reducing aged inventory.

Inventory turns were 3.3 for the first quarter of fiscal 2027, as compared with 2.9 for the first quarter of fiscal 2026, and 3.3 for the fourth quarter of fiscal 2026.

Property, Plant, & Equipment

Property, plant, and equipment has steadily decreased due to reduced capital spending stemming from current unfavorable macroeconomic conditions within the home furnishings and bedding industries, as well as the restructuring initiative announced on April 24, 2025, that related to the strategic transformation of the company's operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. See note 10 of the consolidated financial statements for further details and description of our restructuring activities.

The $19.0 million as of August 2, 2026, represents property, plant, and equipment of $18.1 million and $855,000 located in the U.S. and Haiti, respectively. The $22.1 million as of August 3, 2025, represents property, plant, and equipment of $21.2 million and $888,000 located in the U.S. and Haiti, respectively. The $19.8 million as of May 3, 2026, represents property, plant, and equipment of $18.9 million, and $825,000 located in the U.S. and Haiti, respectively.

Right of Use Assets

As of August 2, 2026, and May 3, 2026, there were no right of use assets as a result of the completion of our restructuring activities during fiscal 2026. The $50,000 as of August 3, 2025, represents a right of use asset located in Haiti that was subsequently terminated during the second quarter of fiscal 2026.

Assets Held for Sale

As of August 2, 2026, and May 3, 2026, no assets were classified as held for sale as a result of the completion of our restructuring activities during fiscal 2026. The $40,000 as of August 3, 2025, represents assets held for sale located in the U.S. that related to the restructuring initiative announced on April 24, 2025.

Refer to Note 8 of the consolidated financial statements for further details.

Upholstery Segment

Net Sales

	Three Months Ended
(dollars in thousands)	August 2, 2026		August 3, 2025		% Change
Non-U.S. Produced	$21,094	95%	$20,708	91%	1.9%
U.S. Produced	1,129	5%	1,937	9%	(41.7)%
Total	$22,223	100%	$22,645	100%	(1.9)%

Upholstery net sales decreased 1.9% during the first quarter of fiscal 2027, compared with the same period a year ago.

Net sales in our upholstery fabrics segment continued to be affected by challenging macroeconomic conditions, including subdued housing activity, weakened consumer confidence, reduced discretionary spending, and ongoing uncertainty related to trade policies and tariffs, particularly within the residential furniture market, which represents our largest upholstery end-use category. Despite these market headwinds, overall sales remained generally comparable period-over-period considering the shorter 13-week selling period in the current quarter compared to the 14-week selling period in the prior-year quarter. We also observed indications of improved demand consistency within portions of the residential upholstery market during the quarter. In addition, our hospitality and commercial upholstery businesses experienced favorable sales growth and benefited from improving market conditions in some areas.

Looking ahead, we anticipate that conditions within the home furnishings industry will remain uncertain in the near term and may continue to be influenced by current macroeconomic trends. Nevertheless, as market conditions improve and a broader recovery in the furnishing sector develops, we believe our recently completed integration and optimization initiatives within the upholstery segment, together with our product development capabilities and supply chain optionality, will enhance our ability to support future revenue growth and capitalize on improving demand trends.

The impact of ongoing geopolitical events, including the conflicts in Ukraine and the Middle East, remains difficult to predict and is subject to factors beyond our control. Consequently, we are unable to reasonably estimate the extent to which these developments may affect the upholstery fabrics segment. However, a further escalation of geopolitical instability, including potential disruptions to global shipping routes associated with conflicts in the Middle East, could adversely affect our operations, as well as those of our suppliers and customers. Such developments could also negatively impact global economic activity, supply chain efficiency, market demand, and our financial condition and operating results.

Gross Profit

	Three Months Ended
(dollars in thousands)	August 2, 2026	August 3, 2025	Change
Gross profit	$4,130	$4,286	(3.6)%
Gross margin	18.6%	18.9%	(30)bp

Gross profit (which does not include the impact of the tariff-related recoveries) was $4.1 million for the first quarter of fiscal 2027, a decrease of (3.6)%, compared with gross profit of $4.3 million for the same period a year ago.

Our upholstery segment was able to sustain relatively consistent operating margins despite continued weakness in the home furnishings industry and challenging conditions within the residential upholstery market. Market demand remained constrained by a combination of factors, including shifts in consumer spending behavior, uncertainty surrounding global trade policies and tariff actions, persistent inflationary pressures, reduced housing market activity, and other macroeconomic conditions affecting discretionary consumer purchases. Collectively, these factors continued to limit demand and impact profitability during the period.

Looking ahead, we expect the subdued demand environment in our residential furniture markets to continue to pressure sales volumes and profitability within the upholstery segment until broader macroeconomic conditions improve. Nevertheless, we believe recent operational initiatives have strengthened the segment's long-term earnings profile. We recently completed the integration of our U.S. upholstery distribution and window treatment operations into our company-owned facility in North Carolina and further streamlined our upholstery operations in China. These actions are expected to improve operating efficiency, increase utilization of existing resources, reduce costs, and enhance the overall profitability of the upholstery segment. As industry demand recovers, we believe these initiatives position the segment to achieve greater operating leverage and improved financial performance.

Management will continue to closely monitor market conditions and evaluate additional opportunities to optimize operations and align the segment's cost structure with prevailing demand levels. While maintaining a disciplined approach to expense management, we remain focused on preserving customer service levels, supporting key customer relationships, and maintaining the operational flexibility necessary to respond to changing market conditions and future growth opportunities.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and right of use assets:

(dollars in thousands)	August 2, 2026	August 3, 2025	May 3, 2026
Accounts receivable	$10,240	$8,166	$9,712
Inventory	15,526	15,007	15,737
Property, plant & equipment	641	956	708
Right of use assets	312	2,159	496
Total upholstery segment assets	$26,719	$26,288	$26,653

Refer to Note 14 of the consolidated financial statements for disclosures regarding determination of our segment assets.

Accounts Receivable

As of August 2, 2026, accounts receivable of $10.2 million was higher than accounts receivable of $8.2 million and $9.7 million as of August 3, 2025, and May 3, 2026, respectively. The increase in accounts receivable reflects a higher sales mix with key international customers who had longer payment trends during the first quarter of fiscal 2027, compared with the first quarter and fourth quarters of fiscal 2026, respectively. Accordingly, days sales outstanding was 41 days for the first quarter of fiscal 2027, compared with 32 days and 33 days for the first quarter and fourth quarters of fiscal 2026, respectively.

Inventory

As of August 2, 2026, inventory of $15.5 million was consistent with inventory of $15.0 million and $15.7 million as of August 3, 2025, and May 3, 2026, respectively. This trend reflects consistent alignment of inventory purchases with current customer demand trends.

Inventory turns were 4.0 for the first quarter of fiscal 2027, compared with 4.8 for the first quarter of fiscal 2026, and 4.3 for the fourth quarter of fiscal 2026.

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

The $641,000 as of August 2, 2026, represents property, plant, and equipment of $590,000, $30,000 and $21,000 located in the U.S., Vietnam, and China, respectively. The $956,000 as of August 3, 2025, represents property, plant, and equipment of $897,000 and $59,000 located in the U.S. and China, respectively. The $708,000 as of May 3, 2026, represents property, plant, and equipment of $642,000, $37,000, and $29,000 located in the U.S., Vietnam, and China, respectively.

Right of Use Assets

As of August 2, 2026, right of use assets of $312,000 decreased by $1.8 million, or 85.5%, compared with $2.2 million as of August 3, 2025. This decrease reflects the restructuring initiatives announced on April 24, 2025, which included the termination of lease agreements associated with upholstery facilities located in Burlington, North Carolina, and Knoxville, Tennessee, as well as one facility located in Shanghai, China.

As of August 2, 2026, right of use assets of $312,000 decreased by $184,000, or 37.1%, compared with $496,000 as of May 3, 2026. This decrease mostly represents rent expense incurred over the terms of the existing respective lease agreements.

The $312,000 as of August 2, 2026, represents right of use assets of $265,000 and $47,000 located in China and the U.S., respectively. The $2.2 million as of August 3, 2025, represents right of use assets of $1.4 million and $771,000 located in China and the U.S., respectively. The $496,000 as of May 3, 2026, represents right of use assets of $421,000 and $75,000 located in China and the U.S., respectively.

Consolidated - Other Income Statement Categories

	Three Months Ended
(dollars in thousands)	August 2, 2026	August 3, 2025	% Change
Selling, general, and administrative expenses	$8,709	$9,119	(4.5)%
Restructuring credit	—	3,508	(100.0)%
Interest expense	155	183	(15.3)%
Interest income	134	235	(43.0)%
Other income (expense)	201	(531)	N.M

Selling, General, and Administrative Expenses ("SG&A")

The decrease in selling, general, and administrative expenses during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, was primarily due to cost reduction initiatives in connection with our restructuring and integration activities announced on April 24, 2025, partially offset by incentive compensation.

Restructuring Activities

Restructuring Activities Announced May 1, 2024

On April 29, 2024 (first quarter of fiscal 2025), our board of directors made a decision to: (i) consolidate the company's North American bedding operations, including the closure and sale of the company's manufacturing facility and related land (the "Property") located in Quebec, Canada; (ii) move a portion of the knitting and finishing capacity from the company's manufacturing facility located in Quebec, Canada, to the company's manufacturing facility located in Stokesdale, North Carolina; (iii) transition the bedding segment's weaving operation to a strategic sourcing model through the company's long-standing supply partners; (iv) consolidate the company's sewn mattress cover operation located in Ouanaminthe, Haiti, from two leased facilities into one building and reduce other operating expenses at this location; as well as (v) reduce unallocated corporate and shared service expenses.

These restructuring activities were completed by the end of the second quarter of fiscal 2026, including the sale of the Property. Accordingly, we recorded a gain from the sale of the Property totaling $4.0 million that was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025. See notes 7 and 8 of the consolidated financial statements for further details regarding the Sales Agreement associated with the sale of the Property and determination of its fair value.

Since inception of this restructuring initiative, we incurred cumulative restructuring and restructuring related charges totaling $5.3 million, most of which is related to the bedding segment. Of this total $5.3 million, $7.2 million represents a cash restructuring and restructuring related charge partially offset by a $(1.9) million non-cash restructuring credit.

Restructuring Activities Announced April 24, 2025

On April 24, 2025 (fourth quarter of fiscal 2025), the company announced a strategic transformation of its operating model that combined certain activities within the bedding and upholstery segments and created one integrated Culp-branded business. As part of this strategic transformation, we closed a leased facility located in Burlington, North Carolina, and a leased facility located in Knoxville, Tennessee, each operated by our upholstery segment, and transitioned their production and distribution activities to a shared management model within our owned facility located in Stokesdale, North Carolina, which had historically been operated solely by our bedding segment.

These restructuring activities were completed by the end of the fourth quarter of fiscal 2026. Since inception of this restructuring initiative, we have incurred cumulative restructuring and restructuring related charges totaling $2.7 million, of which $1.4 million represents a cash restructuring and restructuring related charge and $1.3 million represents a non-cash restructuring charge.

The following summarizes restructuring credit associated with the above announcements for the three-month period ended August 3, 2025:

Three months ended
(dollars in thousands)	August 3, 2025
Additional depreciation expense for shortened useful lives	$22
Employee termination benefits	(4)
Lease termination costs	62
Facility consolidation and relocation expenses	52
Net gain from the sale and impairment of property, plant, and equipment	(3,747)
Other associated costs	107
Restructuring credit (1)	$(3,508)

(1) The total $3.5 million credit was classified within restructuring credit in the Consolidated Statement of Net Loss for the three-month period ended August 3, 2025, and mostly related to the bedding segment.

Interest Expense

The decrease in interest expense during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, reflects a decrease in outstanding borrowings under our line of credit agreement associated with our U.S. operations. As of August 2, 2026, there were no outstanding borrowings under our line of credit agreement associated with our U.S. operations, compared with $7.0 million as of August 3, 2025, and May 3, 2026, respectively.

Interest Income

The decrease in interest income during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, represents cash proceeds received on the entire remaining balance of our note receivable that occurred during the fourth quarter of fiscal 2026. This note receivable is associated with the sale of the Property.

Refer to Notes 7 and 10 of the consolidated financial statements for further details regarding our note receivable and our restructuring activity announced on May 1, 2024.

Other Income (Expense)

During the first quarter of fiscal 2027 we reported other income of $201,000, compared with other expense of $(531,000) during the first quarter of fiscal 2026. This trend reflects insurance proceeds of $814,000 in connection with a resolution of a legal matter, partially offset by less favorable foreign currency exchange rates experienced during the first quarter of fiscal 2027, resulting in a foreign currency exchange rate loss of $360,000, compared with a foreign currency exchange rate loss of $122,000 during the first quarter of fiscal 2026.

Management is required to assess certain economic factors to determine the currency of the primary economic environment in which our foreign subsidiaries operate. Based on our assessments, the U.S. dollar was determined to be the functional currency of our operations located in China, Canada, and Vietnam.

During first quarter of fiscal 2027, we incurred a foreign currency exchange rate loss of $250,000 that was associated with our operations located in China. This $250,000 stems from less favorable foreign currency exchange rates applied against our balance sheet accounts denominated in Chinese Renminbi to determine the corresponding U.S. dollar financial reporting amounts. The foreign exchange rate loss of $250,000 described above was mostly non-cash and was partially offset by an income tax benefit of $97,000. This income tax benefit of $97,000 was associated with deductible foreign exchange rate losses based on less favorable foreign currency exchange rates applied against balance sheet accounts denominated in U.S. dollars to determine the corresponding Chinese Renminbi local currency amounts. The foreign exchange rate loss derived from our U.S. dollar denominated balance sheet accounts is considered tax deductible, as we incur income tax expense and pay income taxes in China’s local currency.

Income Taxes

Effective Income Tax Rate

Our consolidated effective income tax rates for the three-month periods ended August 2, 2026, and August 3, 2025, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. When calculating the annual estimated effective income tax rates for the three-month periods ended August 2, 2026, and August 3, 2025, we were subject to loss limitation rules. These loss limitation rules require any pre-tax loss associated with our U.S. or foreign operations to be excluded from the annual estimated effective income tax rate calculation if it was determined that no income tax benefit could be recognized during the current fiscal year. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign subsidiaries located in China, Canada, Haiti, and Vietnam versus annual projections, as well as changes in foreign currency exchange rates in relation to the U.S. dollar.

We recorded income tax expense of $868,000, or 12.7% of income before income taxes, for the three-month period ended August 2, 2026, compared with income tax expense of $1.4 million, or 120.3% of income before income taxes, for the three-month period ended August 3, 2025. The primary factors that decreased the company's effective income tax rate for the three months ended August 2, 2026, compared with August 3, 2025, follows:

•
During the first quarter of fiscal 2027, we experienced pre-tax income from our U.S. operations that mostly related to tariff refunds totaling $6.9 million (see note 18 to the consolidated financial statements for further details). As a result, we partially reversed our full U.S. valuation allowance, which decreased the effective income tax rate by 12.9%. In comparison, during the first quarter of fiscal 2026, we experienced a pre-tax loss from our U.S. operations that mostly related to our recent restructuring activities (see note 10 to the consolidated financial statements for further details). Accordingly, a full U.S. allowance was applied against the fiscal 2026 loss carryforward, which led to an increase in the effective income tax rate of 60.4%.
•
During the first quarter of fiscal 2026, we recognized a gain from the closure and sale of our manufacturing facility located in Quebec, Canada, which increased the effective income tax rate by 15.9%. No such transactions occurred during the first quarter of fiscal 2027.
•
As of the end of the first quarter of fiscal 2027, we determined that our foreign operations were expected to meet the high tax exception test related to Net CFC Tested Income (NCTI) for the full year fiscal 2027, and therefore the company currently expects not to have a NCTI inclusion and incur income tax. Accordingly, there was no impact on the effective income tax rate for the first quarter of fiscal 2027. In comparison, as of the end of the first quarter of fiscal 2026, we determined that certain foreign jurisdictions were not expected to meet the high tax exception test related to NCTI for the full year fiscal 2026, and therefore, the company had a NCTI inclusion and incurred income taxes, which led to an increase in the effective income tax rate of 12.6%.
•
During the first quarter of fiscal 2027, we reported a higher consolidated pre-tax income totaling $6.8 million, compared with $1.1 million during the first quarter of fiscal 2026. Accordingly, the principal differences between our income tax expense at the U.S. Federal income tax rate and the effective income tax rate reflected in the consolidated financial statements were more pronounced during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2027.

Liquidity and Capital Resources

Liquidity

Overall

Currently, our sources of liquidity include cash, cash flow from operations, and amounts available under our lines of credit. As of August 2, 2026, we believe: (i) our cash of $10.2 million, (ii) improvement in cash flow from operations stemming from expected cash savings from our recent restructuring activities, and (iii) the current availability under our lines of credit totaling $19.2 million, including $17.7 million in available borrowings under the ABL Facility and additional availability under a credit agreement associated with our operations located in China (Refer to Note 11 of the consolidated financial statements for further details regarding our financing arrangements), will be sufficient to fund our foreseeable business needs, capital expenditures, commitments, contractual obligations, and income tax payments.

As of August 2, 2026, our cash and cash equivalents (collectively, “cash”) totaled $10.2 million, which represents an increase of $1.9 million compared with cash of $8.3 million as of May 3, 2026. This increase was due mostly to net cash provided by operating activities of $8.1 million, partially offset by net payments on our lines of credit totaling $6.0 million.

Our net cash provided by operating activities of $8.1 million improved during the first quarter of fiscal 2027, compared with net cash used in operating activities of $(695,000) during the first quarter of fiscal 2026. This trend mostly reflects: (i) cash proceeds totaling $6.9 million related to tariff refund claims, and (ii) a decrease in inventory purchases due to improved alignment with current customer demand trends, partially offset by faster cash collections with key international upholstery customers during the first quarter of fiscal 2026, which did not occur during the first quarter of fiscal 2027.

We had outstanding borrowings totaling $13.3 million under our line of credit agreements, which the entire amount was reported in lines of credit-current within the August 2, 2026 Consolidated Balance Sheet.

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

By Geographic Area

A summary of our cash by geographic area follows:

	August 2,	August 3,	May 3,
(dollars in thousands)	2026	2025	2026
United States	$1,638	$510	$1,049
China	6,956	9,229	4,153
Canada	1,589	1,316	3,000
Vietnam	36	17	26
Haiti	7	15	36
Cayman Islands	9	7	9
	$10,235	$11,094	$8,273

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

During the first quarters of fiscal 2027 and 2026, we did not repurchase any shares of our common stock.

As of August 2, 2026, $3.2 million was available for additional repurchases of our common stock. Despite the current share repurchase authorization, the company does not expect to repurchase any shares through at least the first quarter of fiscal 2028.

Dividends

On June 29, 2022, our board of directors announced the decision to suspend the company’s quarterly cash dividend. We believed that preserving capital and managing our liquidity were in the company’s best interest to support future growth and the long-term interests of our shareholders. Accordingly, we have not made any dividend payments since fiscal 2023.

Tariff Reimbursements

Beginning in early 2025, the U.S. government imposed tariffs under IEEPA. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA, and we filed a claim seeking reimbursement for approximately $6.9 million that we had paid under the invalidated tariffs. During the first quarter of fiscal 2027, we received payment for the full amount claimed of $6.9 million (excluding interest). See Note 18 of the consolidated financial statements for further details.

Consolidated Basis - Working Capital

Operating Working Capital

Operating working capital (the total of accounts receivable and inventories, less accounts payable-trade, less accounts payable-capital expenditures, and less deferred revenue) was $39.8 million as of August 2, 2026, compared with $43.7 million as of August 3, 2025, and $41.6 million as of May 3, 2026. Operating working capital turnover was 5.1 during the first quarter of fiscal 2027, compared with 5.4 during the first quarter of fiscal 2026, and 4.9 during the fourth quarter of fiscal 2026.

Accounts Receivable

Accounts receivable was $20.3 million as of August 2, 2026, an increase of $1.9 million, or 10.3%, compared with $18.4 million as of August 3, 2025. This increase stems from an increase in net sales of 6.5% during the first quarter of fiscal 2027, compared with the same period a year ago. Days sales outstanding was 34 and 35 days for the first quarters of fiscal 2027 and 2026, respectively.

Accounts receivable was $20.3 million as of August 2, 2026, which was flat compared with $20.4 million as of May 3, 2026. This trend reflects a modest decrease in days sales outstanding of 34 days during the first quarter of fiscal 2027, compared with 35 days during the fourth quarter of fiscal 2026.

Inventory

As of August 2, 2026, inventory of $42.3 million has steadily decreased compared with inventory of $50.1 million and $47.5 million as of August 3, 2025, and May 3, 2026, respectively. This decrease in inventory is due to improved alignment of inventory purchases with current customer demand trends and a strategic focus on reducing aged inventory related to our bedding segment.

Inventory turns were 3.6 for the first quarter of fiscal 2027, compared with 3.5 for the first quarter of fiscal 2026, and 3.7 for the fourth quarter of fiscal 2026.

Accounts Payable - Trade

As of August 2, 2026, accounts payable - trade of $22.5 million has steadily decreased compared with accounts payable trade of $24.3 million and $25.7 million as of August 3, 2025, and May 3, 2026, respectively. This decrease in accounts payable - trade was due to a decrease in inventory purchases that stems from alignment with current customer demand trends, as well as the completion of our restructuring activities at the end of fiscal 2026.

Financing Arrangements

Currently, we have line of credit agreements with banks for our U.S. parent company and our operations located in China. We had outstanding borrowings associated with our line of credit agreements totaling $13.3 million, the entire amount of which was reported in lines of credit-current within the August 2, 2026, Consolidated Balance Sheet. As of August 2, 2026, we were in compliance with the financial covenants related to all our credit agreements.

Refer to Note 11 of the consolidated financial statements for further disclosure regarding our line of credit agreements.

Leases

Refer to Note 17 of the consolidated financial statements for further disclosures regarding our lease obligations, which include a five-year maturity schedule.

Capital Expenditures and Depreciation

Overall

Capital expenditures on a cash basis for the first quarter of fiscal 2027 totaled $314,000, compared with $179,000 for the first quarter of fiscal 2026. Our low level of capital expenditures reflects the current unfavorable macro-economic conditions within the home furnishings and bedding industries.

During the first quarter of fiscal 2027, we reported depreciation expense of $911,000, compared with $1.1 million for the same period a year ago, which mostly related to our bedding segment for both periods. We reported accelerated depreciation of $22,000 that was classified within restructuring credit in the Consolidated Statement of Net loss for the three-month period ended August 3, 2025. This accelerated depreciation expense pertained to the shortening of useful lives of equipment related to the consolidation of distribution activities from our Burlington, North Carolina facility to our manufacturing and distribution center located in Stokesdale, North Carolina. Due to the completion of our restructuring activities by the end of fiscal 2026, no accelerated depreciation was recorded during the first quarter of fiscal 2027. See Note 10 of the consolidated financial statements for further details and descriptions of our restructuring activities announced on May 1, 2024, and April 24, 2025.

Based on current expectations, capital spending will center on capital projects that will increase efficiencies, improve the quality of our products, and facilitate future growth. Funding for capital expenditures is expected to be from cash provided by operating activities.

Critical Accounting Policies and Recent Accounting Developments

As of August 2, 2026, there were no changes in our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended May 3, 2026.

Refer to Note 2 of the consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Form 10-K for the year ended May 3, 2026.

Contractual Obligations

There were no significant or new contractual obligations since those reported in our Annual Report on Form 10-K for the year ended May 3, 2026.

Inflation

A meaningful rise in raw material, utility, energy or other costs, as well as broader economic inflation, could materially and adversely affect our operating results. Competitive market dynamics have traditionally constrained our ability to fully offset such cost increases through price adjustments to customers.

In fiscal 2023 and 2024, raw material prices declined, primarily due to lower oil prices and softening global demand. However, both years were marked by persistent challenges associated with elevated labor costs and limited labor availability. While raw material and labor costs stabilized through fiscal 2024 and the first half of fiscal 2025, recent developments such as global trade negotiations and the implementation of new tariffs and import restrictions beginning in the fourth quarter of fiscal 2025 have influenced industry pricing structures and supply chain patterns. These evolving conditions have placed upward pressure on our raw material costs, and this trend is expected to continue. In addition, energy prices have demonstrated substantial volatility in recent fiscal years and continue to represent an unpredictable element of our cost structure.

In recent periods we implemented price increases designed to mitigate the impacts of rising petrochemical costs and recent tariff actions affecting products imported into the U.S., including those imported from China, as well as additional surcharges in response to tariffs on imports from Haiti, Turkey and elsewhere. The majority of these tariff-related price increases began to phase in and become effective as of the second quarter of fiscal 2026, and we believe that our current pricing strategies position us to effectively absorb the additional costs flowing from applicable tariffs, but the above-referenced dynamics may ultimately lead to higher input costs, with potential adverse implications for our financial performance.

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

Revolving Credit Agreement - United States

Our U.S. revolving credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A., permits both base rate borrowings and borrowings that require interest to be charged at a variable rate calculated using an applicable margin over SOFR (the secured overnight financing rate administered by the Federal Reserve Bank of New York (or its successor)), as defined in the Credit Agreement. The annual interest rate under the Credit Agreement as of August 2, 2026, was 5.65%. As of August 2, 2026, there were no outstanding borrowings under the Credit Agreement.

Credit Agreements - China Operations

Effective November 7, 2025, we entered into an unsecured credit agreement with the Bank of China ("BOC") that provides for a 10.0 million RMB ($1.5 million USD as of August 2, 2026) working capital loan, which agreement is set to expire on November 11, 2026. Interest is based on a fixed rate of 2.5%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of August 2, 2026, the outstanding balance under this working capital loan was 10.0 million RMB ($1.5 million USD).

During the first quarter of fiscal 2027, we entered into unsecured loan agreements totaling 21.0 million RMB ($3.1 million USD as of August 2, 2026), which agreements expire on dates ranging from May 20, 2027, through May 25, 2027. Interest charged under these agreements is based on a fixed interest rate of 2.3%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of August 2, 2026, the outstanding balance under this agreement was 21.0 million RMB ($3.1 million USD).

Effective March 3, 2026, we entered into an unsecured loan agreement totaling 29.0 million RMB ($4.3 million USD as of August 2, 2026), which agreement is set to expire on March 1, 2027. Interest charged under this agreement is based on a applicable interest rate of 2.4%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of August 2, 2026, the outstanding balance under this agreement was 29.0 million RMB ($4.3 million USD).

Effective March 17, 2026, we entered into an unsecured credit agreement with the China Construction Bank of China ("CCB") that includes 20.0 million RMB ($3.0 million USD as of August 2, 2026) that can be used in the form of a working capital loan and supplier financing agreements, and is set to expire on March 16, 2027. Interest is based on a fixed rate of 2.3%, and therefore borrowings under this agreement are not subject to future changes in the market rate of interest. As of August 2, 2026, the outstanding balance under this agreement was 10.0 million RMB ($1.5 million USD).

Currently, we have supplier financing arrangements that bear interest at a fixed rate, which were paid in full at the time of borrowings, and therefore borrowings under these arrangements are not subject to future changes in the market rate of interest.

Foreign Currency

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in Canada, China, and Vietnam. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, China, and Vietnam. However, there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency and a substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates as of August 2, 2026 would not have materially affected our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

As of August 2, 2026, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

During the quarter ended August 2, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 2, 2026. Our legal proceedings are disclosed in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2026, for the fiscal year ended May 3, 2026.

Item 1A. Risk Factors

There have not been any material changes to our risk factors during the three months ended August 2, 2026, from the risk factors disclosed in Item 1A “Risk Factors” of the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 17, 2026, for the fiscal year ended May 3, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Approximate
	(a)		Shares Purchased	Dollar Value of
	Total	(b)	as Part of	Shares that May
	Number	Average	Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
May 4, 2026 to June 7, 2026	—	—	—	$3,248,094
June 8, 2026 to July 5, 2026	—	—	—	$3,248,094
July 6, 2026 to August 2, 2026	—	—	—	$3,248,094
Total	—	—	—	$3,248,094

(1)
In March 2020, our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 5. Other Information

During the three months ended August 2, 2026, none of the company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

In accordance with applicable SEC rules, the following is intended to satisfy the Company’s Item 5.02 Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Retirement of Chief Financial Officer

Consistent with the prior announcement in the company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2026, regarding the planned retirement of Kenneth R. Bowling, the company’s Executive Vice President, Chief Financial Officer, and Treasurer, as well as its principal financial officer and principal accounting officer, Mr. Bowling retired from these positions effective September 14, 2026. As previously announced, Mr. Bowling will continue to assist the Company through December 31, 2026, to facilitate a strategic and orderly transition of his responsibilities, and will continue to receive his current compensation and benefits for which he is eligible during this period.

Appointment of New Chief Financial Officer

On September 9, 2026, the company’s Board of Directors appointed Mary Beth Hunsberger, previously the company’s Chief Operating Officer, to serve as the company’s Chief Financial Officer, Treasurer, principal financial officer, and principal accounting officer, effective September 14, 2026. Ms. Hunsberger will also retain operational oversight responsibilities for the company in her new role.

Ms. Hunsberger, age 51, joined the company as Executive Vice President of the Culp Upholstery Fabrics division in January 2024, and she was named President of the Culp Upholstery Fabrics division in July 2024 and Chief Operating Officer of the company in April 2025. Prior to joining the company, Ms. Hunsberger served as President of North and South America for Dedon, Inc., from 2016 through 2023, and concurrently served as Chief Operating Officer of North and South America for Gloster Furniture during 2023. Earlier in her career, Ms. Hunsberger spent 13 years with Tempur + Sealy International, Inc. (now Somnigroup International) serving in various capacities. Ms. Hunsberger holds a Master of Business Administration from Wake Forest University and a Bachelor of Arts from the University of North Carolina at Chapel Hill.

In connection with Ms. Hunsberger’s appointment to the role of Chief Financial Officer, she will receive an annual base salary of $315,000. In addition, in connection with the company’s normal annual practice of granting cash incentive awards to executive officers, on August 21, 2026, Ms. Hunsberger was granted a performance-based cash incentive award of between $0 and $220,500, with a target of $110,250, to align Ms. Hunsberger’s compensation with company performance and the interest of shareholders. Vesting for this cash award is tied to the adjusted EBITDA of the company for fiscal year 2027, with award funding payable in cash. Fiscal 2027 adjusted EBITDA performance at a maximum performance level would result in the maximum cash award as described above. Any earned award based on adjusted EBITDA is subject to a downward or upward adjustment of up to 20% if the company's net debt is, as applicable, below or above specific established levels. Any earned cash award will be paid approximately one year after the date of grant if applicable company performance goals are met and Ms. Hunsberger continues providing services to the company for the full vesting period.

Also on August 21, 2026, in connection with the company’s normal annual practice of granting long-term equity incentive awards to executive officers, Ms. Hunsberger was granted performance-based restricted stock unit awards with a target grant date fair value of $177,436, along with a performance-based cash award of between $0 and $220,500 for above-target company performance, to align Ms. Hunsberger’s compensation with longer-term company performance and the interest of shareholders. Vesting for these equity and cash awards is tied to the adjusted EBITDA of the company for fiscal year 2029. The potential number of shares of common stock in which Ms. Hunsberger may vest in connection with the equity award is zero for below threshold performance, 20% of target (i.e., 0.20 shares per restricted stock unit) at threshold performance, and up to a maximum of 100% of the target restricted stock unit award (i.e., one share per restricted stock unit) if target goals are met, with award funding payable in stock. For 2029 adjusted EBITDA performance beyond the target level, Ms. Hunsberger is eligible to earn some or all of the cash award, with performance at a maximum 2029 adjusted EBITDA level resulting in the maximum cash award of $220,500. These awards are subject downward or upward adjustment of up to 25% based on the company's three-year relative total shareholder return (TSR) performance as compared to the company's peer group. The total long-term equity incentive award will not exceed 100% of the target amount of shares and the total long-term cash incentive award will not exceed $220,500. Any earned stock or cash awards will be paid approximately three years after the date of grant if applicable company performance goals are met and Ms. Hunsberger continues providing services to the company for the full vesting period.

Ms. Hunsberger has no family relationships with any director or executive officer of the company or any of its subsidiaries or affiliates, and there are no arrangements or understandings with any person pursuant to which she was appointed as Chief Financial Officer of the company. There are also no related person transactions between Ms. Hunsberger and the company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Exchange Act. In her capacity as Chief Financial Officer, Ms. Hunsberger will serve as the company’s principal financial officer.

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

CULP, INC. (Registrant)

Date: September 11, 2026	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Executive Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer and principal accounting officer)